Form 10-K/A
UNIT CORP
filed 1995-03-30
CIK 798949

                             F O R M   1 0 - K/A
                         A M E N D M E N T   N O. 1
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

 Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

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









                 The accompanying notes are an integral part of the
                          consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

NOTE 2 - PRODUCING PROPERTY ACQUISITION
---------------------------------------

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

NOTE 3 - WARRANTS
-----------------

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

NOTE 4 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

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

NOTE 5 - LONG-TERM DEBT
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

NOTE 6 - INCOME TAXES
---------------------

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

NOTE 7 - BENEFIT AND COMPENSATION PLANS
---------------------------------------

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

    Activity pertaining to the Directors' Plan is as follows:

                                NUMBER
                                  OF                 OPTION PRICE
                                SHARES        --------------------------
                               -------           PER SHARE     AGGREGATE
     1992:                                    --------------   ---------
            Granted             10,000        $        1.75    $ 17,500
                               -------        --------------   ---------
     Outstanding at
        December 31, 1992       10,000                 1.75      17,500
            Granted             10,000                 3.75      37,500
                               -------        --------------   ---------
     Outstanding at
        December 31, 1993       20,000         1.75 to 3.75      55,000
            Granted             10,000                 2.875     28,750
                               -------        --------------   ---------
     Outstanding at
        December 31, 1994       30,000(1)     $1.75 to 3.75    $ 83,750
                               =======        ==============   =========
-------------
     (1) All 30,000 options were exercisable at December 31, 1994.

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

NOTE 8 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 10 - INDUSTRY SEGMENT INFORMATION
--------------------------------------
     The Company operates in the United States in three industry segments which are contract drilling, oil and natural gas exploration and production and natural gas marketing and processing. The Company also has natural gas production in Canada which is not significant. Selected financial information by industry segment is as follows:

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

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------

   Summarized quarterly financial information for 1994 and 1993 is as follows:
                                             Three Months Ended
                             -------------------------------------------------
                              March 31     June 30   September 30  December 31
                             ---------    ---------   -----------   ----------
                                  (In thousands except per share amounts)
Year ended December 31, 1994:

     Revenues                $ 23,005     $ 19,926      $ 21,166 (2) $  23,861
                             =========    =========     =========    =========
     Gross Profit(1)         $  2,396     $  2,726      $  2,090     $   1,996
                             =========    =========     =========    =========
     Income before
       income taxes          $  1,215     $  1,430      $  1,595 (2) $     574
                             =========    =========     =========    =========
     Net income              $  1,211     $  1,425      $  1,590 (2) $     568
                             =========    =========     =========    =========
     Net income per
       common share          $    .06     $    .07      $    .07 (2) $     .03
                             =========    =========     =========    =========
Year ended December 31, 1993:

     Revenues                $ 15,574     $ 17,881      $ 16,935     $ 20,551
                             =========    =========     =========    =========
     Gross Profit(1)         $  2,357     $  1,982      $  1,920     $  2,171
                             =========    =========     =========    =========
     Income before
       income taxes          $  1,163     $    884      $    890     $    955
                             =========    =========     =========    =========
     Net income              $  1,156     $    878      $    886     $    951
                             =========    =========     =========    =========
     Net income per
       common share          $   0.06     $   0.04      $   0.04     $   0.05
                             =========    =========     =========    =========
-------------
(1) Gross Profit excludes other revenues, general and administrative expense and interest expense.

(2)  Includes $742,000 net gain on sale of natural gas gathering system.

 NOTE 12 - OIL AND NATURAL GAS INFORMATION (UNAUDITED)
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

                                                 USA        Canada      Total
                                              ---------    --------   --------
                                                       (In thousands)
1994:
     Revenues                                 $ 23,964     $    67    $ 24,031
     Production costs                            7,011          19       7,030
     Depreciation, depletion
       and amortization                          8,165          53       8,218
                                              ---------    --------   --------
     Results of operations for
       producing activities
       before income taxes
       (excluding corporate
       overhead and financing
       costs)                                 $  8,788     $    (5)   $  8,783
                                              =========    ========   ========

                                                  USA        Canada      Total
                                              ---------    --------   --------
                                                        (In thousands)
1993:
     Revenues                                 $ 22,040     $    67    $ 22,107
     Production costs                            6,439          15       6,454
     Depreciation, depletion
       and amortization                          6,875          81       6,956
                                              ---------    --------   --------
     Results of operations for
       producing activities
       before income taxes
       (excluding corporate
       overhead and financing costs)          $  8,726     $   (29)   $  8,697
                                              =========    ========   ========
1992:
     Revenues                                 $ 21,816     $    75    $ 21,891
     Production costs                            6,159          10       6,169
     Depreciation, depletion
       and amortization                          6,961          94       7,055
                                              ---------    --------   --------
     Results of operations for
       producing activities
       before income taxes
       (excluding corporate
       overhead and financing costs)          $  8,696     $   (29)   $  8,667
                                              =========    ========   ========

      Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:
                                      USA            Canada         Total
                               ----------------- ------------- ----------------
                                         Natural       Natural          Natural
                                 Oil       Gas    Oil     Gas    Oil       Gas
                                 Bbls      Mcf    Bbls    Mcf    Bbls      Mcf
                               -------  -------- ------  ----- ------- --------
1994:                                            (In thousands)
Proved developed and
  undeveloped reserves:
     Beginning of year          3,304    71,379     -     861   3,304   72,240
     Revision of previous
       estimates                  (97)     (571)    -     (14)    (97)    (585)
     Extensions, discoveries
       and other additions        601    17,426     -      -      601   17,426
     Purchases of minerals
       in place                   910    14,075     -      -      910   14,075
     Sales of minerals in place    (4)     (137)    -      -       (4)    (137)
     Production                  (406)   (9,606)    -     (53)   (406)  (9,659)
                               -------  --------  -----  ----- ------- --------
  End of Year                   4,308    92,566     -     794   4,308   93,360
                               =======  ========  =====  ===== ======= ========
Proved developed reserves:
  Beginning of year             3,187    65,395     -     426   3,187   65,821
  End of year                   3,521    80,110     -     359   3,521   80,469

1993:
Proved developed and
  undeveloped reserves:
     Beginning of year          3,308    63,761     -     931   3,308   64,692
     Revision of previous
       estimates                 (132)    4,662     -      -     (132)   4,662
     Extensions, discoveries
       and other additions        549     9,169     -      -      549    9,169
     Purchases of minerals
       in place                    18     1,369     -      -       18    1,369
     Sales of minerals in place   (42)     (147)    -      -      (42)    (147)
     Production                  (397)   (7,435)    -     (70)   (397)  (7,505)
                               -------  --------  -----  ----- ------- --------
  End of Year                   3,304    71,379     -     861   3,304   72,240
                               =======  ========  =====  ===== ======= ========
Proved developed reserves:
  Beginning of year             3,245    58,809     -     468   3,245   59,277
  End of year                   3,187    65,395     -     426   3,187   65,821

                                      USA            Canada         Total
                               ----------------- ------------- ----------------
                                         Natural       Natural          Natural
                                 Oil       Gas    Oil     Gas    Oil       Gas
                                 Bbls      Mcf    Bbls    Mcf    Bbls      Mcf
                               -------  -------- ------ ------ ------- --------
1992:                                            (In Thousands)
Proved developed and
  undeveloped reserves:
     Beginning of year          2,943    52,853     -     964   2,943   53,817
     Revision of previous
       estimates                  235     7,679     -      47     235    7,726
     Extensions, discoveries
       and other additions        190     1,655     -      -      190    1,655
     Purchases of minerals
       in place                   316     8,327     -      -      316    8,327
     Sales of minerals in place    (1)      (23)    -      -       (1)     (23)
     Production                  (375)   (6,730)    -     (80)   (375)  (6,810)
                               -------  --------  -----  ----- ------- --------
  End of Year                   3,308    63,761     -     931   3,308   64,692
                               =======  ========  =====  ===== ======= ========
Proved developed reserves:
  Beginning of year             2,778    44,936     -     499   2,278   45,435
  End of year                   3,245    58,809     -     468   3,245   59,277

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

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIT CORPORATION
DATE:   March 30, 1995         By:  /s/ Larry D. Pinkston
        --------------              ---------------------------
                                    LARRY D. PINKSTON
                                    Vice President and Chief Financial
                                    Officer and Treasurer