Form 10-Q
period 1995-03-31
UNIT CORP
filed 1995-05-09
CIK 798949

                                Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period ended March 31, 1995
                                    OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

                      Commission File Number 1-9260


                             UNIT CORPORATION
          (Exact name of registrant as specified in its charter)

                    Delaware                          73-1283193
          (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

       1000 Kensington Tower I, 7130 South Lewis,  Tulsa, Oklahoma 74136
                  (Address of principal executive offices)
                                (Zip Code)

                              (918) 493-7700
            (Registrant's telephone number, including area code)

                                   None
            (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                20,864,749
                  Class                    Outstanding at May 1, 1995

                          UNIT CORPORATION

                              INDEX


                                                                    Page
PART I.   Financial Information:                                   Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                  March 31, 1995 and December 31, 1994               2

              Consolidated Condensed Statements of Operations
                  Three Months Ended March 31, 1995 and 1994         3

              Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 1995 and 1994         4

              Notes to Consolidated Condensed Financial Statements   5

              Report of Review by Independent Accountants            6

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations             7

PART II.   Other Information:

          Item 1 - Legal Proceedings                                11

          Item 2 - Changes in Securities                            11

          Item 3 - Defaults Upon Senior Securities                  11

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                               11

          Item 5 - Other Information                                11

          Item 6 - Exhibits and Reports on Form 8-K                 11


Signatures                                                          12

                       PART I.  FINANCIAL INFORMATION
Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  March 31,  December 31,
                                                    1995         1994
                                                 ----------   ----------
ASSETS                                           (Unaudited)
- ------                                                (In thousands)
Current Assets:
        Cash and cash equivalents                 $   3,632   $   2,749
        Accounts receivable                          13,356      16,369
        Other                                         2,517       2,720
                                                  ----------  ----------
                Total current assets                 19,505      21,838
                                                  ----------  ----------
Property and Equipment:
        Total cost                                  246,666     244,405
        Less accumulated depreciation, depletion,
           amortization and impairment              156,370     153,862
                                                  ----------  ----------
                Net property and equipment           90,296      90,543
                                                  ----------  ----------
Other Assets                                             41          40
                                                  ----------  ----------
Total Assets                                      $ 109,842   $ 112,421
                                                  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
        Current portion of long-term debt         $      72   $     496
        Current portion of natural gas purchaser
           prepayments (Note 2)                       1,580       1,580
        Accounts payable                             12,512      14,593
        Accrued liabilities                           3,618       3,172
                                                  ----------  ----------
                Total current liabilities            17,782      19,841
                                                  ----------  ----------
Natural Gas Purchaser Prepayments (Note 2)            1,770       2,149
                                                  ----------  ----------
Long-Term Debt                                       36,800      37,824
                                                  ----------  ----------
Shareholders' Equity:
        Preferred stock, $1.00 par value, 5,000,000
           shares authorized, none issued               -           -
        Common stock $.20 par value, 40,000,000
           shares authorized, 20,933,190 and
           20,910,190 shares issued, respectively     4,187       4,182
        Capital in excess of par value               50,115      50,086
        Accumulated deficit                            (625)     (1,581)
        Treasury stock, at cost, 68,441 and
           25,100 shares, respectively                 (187)        (80)
                                                  ----------  ----------
                Total shareholders' equity           53,490      52,607
                                                  ----------  ----------
Total Liabilities and Shareholders' Equity        $ 109,842   $ 112,421
                                                  ==========  ==========
                The accompanying notes are an integral part of the
                    consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                                     March 31,
                                                 1995        1994
                                              ----------  ----------
                                            (In thousands except per
                                                  share amounts)
Revenues:
    Contract drilling                         $   4,325   $   4,100
    Oil and natural gas                           7,369       6,507
    Natural gas marketing and processing         13,566      12,377
    Other                                           661          21
                                              ----------  ----------
            Total revenues                       25,921      23,005
                                              ----------  ----------
Expenses:
    Contract drilling:
       Operating costs                            3,864       3,787
       Depreciation                                 497         494
    Oil and natural gas:
       Operating costs                            2,859       2,089
       Depreciation, depletion and amortization   2,599       1,876
    Natural gas marketing and processing         13,434      12,342
    General and administrative                      916         880
    Interest                                        792         322
                                              ----------  ----------
            Total expenses                       24,961      21,790
                                              ----------  ----------
Income Before Income Taxes                          960       1,215

Income Tax Expense                                    4           4
                                              ----------  ----------
Net Income                                    $     956   $   1,211
                                              ==========  ==========
Net Income Per Common Share                   $     .05   $     .06
                                              ==========  ==========
Weighted Average Shares Outstanding              20,885      20,893
(Both primary and fully diluted)              ==========  ==========











                The accompanying notes are an integral part of the
                    consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Three Months Ended
                                                                March 31,
                                                           1995        1994
                                                        ----------  ----------
                                                            (In thousands)
Cash Flows From Operating Activities:
    Net income                                          $     956   $   1,211
    Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation, depletion and amortization           3,201       2,478
         Other-net                                           (487)         93
    Changes in operating assets and liabilities
       increasing (decreasing) cash:
         Accounts receivable                                3,013       1,980
         Accounts payable                                  (2,274)        266
         Natural gas purchaser prepayments (Note 2)          (379)       (565)
         Other-net                                            649         415
                                                        ----------  ----------
            Net cash provided by
              operating activities                          4,679       5,878
                                                        ----------  ----------
Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                   (4,852)     (3,141)
    Proceeds from disposition of assets                     2,735          56
    Other-net                                                  (1)         14
                                                        ----------  ----------
            Net cash used in investing activities          (2,118)     (3,071)
                                                        ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net payments under line of credit                        (500)     (1,200)
    Net payments of notes payable
       and long-term debt                                    (948)       (118)
    Other-net                                                (230)         -
                                                        ----------  ----------
            Net cash used in financing activities          (1,678)     (1,318)
                                                        ----------  ----------
Net Increase in Cash and Cash Equivalents                     883       1,489

Cash and Cash Equivalents, Beginning of Year                2,749       3,756
                                                        ----------  ----------
Cash and Cash Equivalents, End of Period                $   3,632   $   5,245
                                                        ==========  ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the three months ended March 31, for:

         Interest                                       $     746   $     324
         Income taxes                                   $      -    $      -


                The accompanying notes are an integral part of the
                    consolidated condensed financial statements.

                       UNIT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
- ----------------------------------------------

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of March 31, 1995 and the results of its operations and cash flows for the three month periods ended March 31, 1995 and 1994. Results for the three months ended March 31, 1995 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
- -------------------------------------------

        In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $3.4 million at March 31, 1995 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The March 31, 1995 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). The prepayment amounts are being recorded as liabilities and reflected in revenues as recoupment occurs. The portion of the prepayments that are estimated to be recouped in the next twelve months has been included in current liabilities. Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $211,000 or a minimum of $110,000 per month for the year 1995. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.

NOTE 3 - INCOME TAXES
- ---------------------

        Income tax expense for the three month periods ended March 31, 1995 and 1994 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward.

                  REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 1995, and the related consoli-dated condensed statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Unit Corporation and subsidiaries at December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated February 22, 1995 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L. L. P.


Tulsa, Oklahoma
May 5, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------

FINANCIAL CONDITION
- -------------------
      The Company's credit agreement (the "Agreement") provides for a total commitment of $50 million, consisting of a revolving credit facility through January 1, 1997 and a term loan thereafter, maturing on January 1, 2001. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination as of May 1, 1995 established that $47 million of the commitment is available to the Company. At March 31, 1995 borrowings under the agreement totaled $36.8 million and the average interest rate paid by the Company in the first quarter of 1995 had risen to 8.8 percent compared to the average interest rate of 6.0 percent paid in the first quarter of 1994. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

      The Company's shareholders' equity at March 31, 1995 was $53.5 million resulting in a ratio of long-term debt-to-equity of .69 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Agreement. Net cash provided by operating activities for the first three months of 1995 was $4.7 million as compared to $5.9 million for the first three months of 1994. The reduction in 1995, as compared to 1994, was due to significantly lower spot market natural gas prices received in 1995.

      In January 1995, the Company completed an acquisition, which included ten natural gas wells located in Lipscomb County, Texas, for $2.1 million. During the first quarter of 1995 the Company elected to limit its development drilling and focused on paying down a portion of its long-term debt. The Company plans to focus on development drilling for the remainder of 1995. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $16 million for capital expenditures in 1995. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing credit agreement. A large portion of the Company's capital expenditures are discretionary; therefore, current operations should not be adversely affected by any inability to obtain funds outside of the Company's current credit agreement.

      The Company has 2.873 million common stock warrants outstanding. The warrants entitle the holders to purchase one share of common stock at a price of $4.375 per share. The warrants, subject to certain restrictions, are callable by the Company, in whole or in part, at $.50 per warrant. By a Second Amendment to the Warrant Agreement between the Company and the Warrant Agent, dated May 9, 1994, the term of the warrants was extended until August 30, 1996.

      The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the March 31, 1995 prepayment balance of $3.4 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December

31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $211,000 or a minimum of $110,000 per month for the year 1995. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1995. At the end of the Recoupment Period the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period. Under the Settlement Agreement, the purchaser is entitled to make a monthly determination of the volumes to be purchased from the wells subject to the Settlement Agreement. During the first quarter of 1995, the Company in accordance with the terms of the Settlement Agreement, elected to deliver natural gas at approximately 75 percent of the deliverability of the wells subject to the Settlement Agreement. First quarter 1994 deliverability was approximately 80 percent of the deliverability of the wells subject to the Settlement Agreement. However, because these month-to-month determinations, up to certain maximum levels, are made by the purchaser, the Company is unable to predict with certainty future natural gas sales from these wells. In addition, future revenues to be received by the Company would be impacted by the failure of the purchaser to meet its obligations, financially or otherwise, under the terms of the Settlement Agreement or by the ability of the wells to maintain certain projected deliverability requirements. In the event the wells are unable to maintain such deliverability, the monthly payments to be received by the Company under the Settlement Agreement would be decreased. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices.

      Average oil prices received by the Company in the first quarter of 1995 were $3.64 per barrel higher than oil prices received in the first quarter of 1994. Average spot market natural gas prices, however, were $.60 lower per Mcf than the average spot market natural gas prices received in the same quarter of 1994. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 77 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves. Such decreases also adversely effect the Company's cash flow. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's current credit agreement since this determination is, for the most part, calculated on the value of the Company's oil and natural gas reserves.

      The Company's ability to utilize its full complement of drilling rigs, should economic conditions improve in the future, will be restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1995.

      In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. At March 31, 1995 115,100 shares had been repurchased at prices ranging from $2 1/2 to $3 3/8 per share.
Before March 31, 1995, however, 46,659 of the purchased shares were used as the Company's matching contribution to its 401(K) Employee Thrift Plan.

RESULTS OF OPERATIONS
- ---------------------

      The Company reported net income of $956,000 in the first quarter of 1995 as compared to net income of $1,211,000 for the first quarter of 1994. The 1995 net income included a gain of $635,000 from the sale of 44 natural gas compressors and certain related support equipment which were sold for $2.7 million. The Company leased back a substantial portion of the compressors sold with lease payment terms which decline periodically over the next 2 1/2 years; therefore, an additional $566,000 of gain was deferred and will be subsequently amortized to reduce future rental expense. While the Company continued to increase natural gas production, substantially lower natural gas prices when compared with the same period in 1994 reduced the net income attributable to operations, excluding the gain on the sale of the compressors.

      Oil and natural gas revenues increased 13 percent in the first quarter of 1995 as compared to the first quarter of 1994. As a result of the Company's 1994 producing property acquisitions and development drilling program, oil and natural gas production increased by 44 and 40 percent, respectively, between the two quarters. Average oil prices received by the Company increased 28 percent during the quarter while the average natural gas prices dropped by 31 percent. The reduction in natural gas prices was caused by both a $.60 drop in average spot market prices as well as a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The first quarter 1995 production from wells covered by the Settlement Agreement represented 5 percent of the Company's natural gas production as compared to 9 percent in the first quarter of 1994. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $370,000 and $420,000 in the first quarters of 1995 and 1994, respectively.

      Oil and natural gas operating margins (revenues less operating costs) declined from 68 percent in the first quarter of 1994 to 61 percent in the first quarter of 1995. Total operating cost increased 37 percent due to the additional costs associated with producing properties acquired in December of 1994 and to a lesser extent from increased workover activity in the first quarter of 1995. Margins were also reduced due to the shutting in of production on approximately 45 and 35 natural gas properties in the month(s) of February and March, respectively, due to low spot market natural gas prices. Depreciation, depletion and amortization ("DD&A") increased 39 percent due to increased production between the comparative quarters. The Company's average DD&A rate for the first quarter of 1995 was $3.99 compared with $4.03 in the first quarter of 1994.

      Contract drilling revenues increased 5 percent for the comparative quarters due to increased revenue received per day from three rigs operating in the South Texas Basin. The Company entered this basin, which is a new market for the Company's contract drilling services, subsequent to the first quarter of 1994. Rig utilization averaged 9.2 rigs in the first quarter of 1995 and averaged 9.5 rigs in the first quarter of 1994.

      Contract drilling operating margins (revenues less operating costs) were 11 percent in the first quarter of 1995 as compared to 8 percent in the first quarter of 1994. The rigs in the South Texas Basin, while providing higher day rates, also experience higher expenses per day. This coupled with initial start up costs incurred in establishing the rigs in this new market area limited further improvements in operating margins in the first quarter of 1995.

      The Company's ability to utilize its drilling rigs and maintain positive drilling profit margins at any given time will be dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of the Company's rigs in the area of the proposed wells, competition from other drilling contractors, the availability of labor and drilling supplies at competitive prices and the Company's ability to supply the equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization during the remainder of 1995.

      Natural gas marketing and processing revenues increased 10 percent in the first quarter of 1995 when compared with the first quarter of 1994. Natural gas marketing and processing operating margins (revenues less costs) were 1 percent for the first quarter of 1995 and break-even for the first quarter of 1994. While achieving substantial growth in revenues in recent years, the Company's natural gas marketing and processing operations, have not achieved the size necessary to reach desired levels of profitability. Consequently, the Company, effective April 1, 1995, completed a business combination between the Company's marketing operations and a third party also involved in natural gas marketing activity forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED and has agreed to guarantee approximately $2 million of the credit line obtained by GED. The combination will not adversely affect the operations of the Company's drilling and oil and natural gas exploration segments or the profitability of the Company as a whole, although it will result in a significant reduction in the Company's total revenues and associated costs. For the year 1994, revenues and costs associated with the Company's natural gas marketing operations were $43.7 million and $43.6 million, respectively.

      General and administrative expenses increased 4 percent in the first quarter of 1995 when compared with the first quarter of 1994 as all types of general and administrative expenses showed increases as the Company continues to grow.

      Interest expense increased 146 percent due to increases in the average interest rate from 6.0 percent in the first quarter of 1994 compared to 8.8 percent in the first quarter of 1995 combined with a 94 percent increase in average long-term bank debt between the comparative quarters due to producing property acquisitions in December 1994 and January 1995.

                         PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings
- --------------------------

           Not applicable

Item 2.    Changes in Securities
- ------------------------------

           Not applicable

Item 3.    Defaults Upon Senior Securities
- ----------------------------------------

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

           Not applicable

Item 5.    Other Information
- --------------------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
- -----------------------------------------

           (a)   Exhibits:
                    15   Letter re:    Unaudited Interim Financial Information

                    27   Financial Data Schedule

           (b) On December 28, 1994 (as amended by Form 8-K/A filed February 24, 1995), the Company filed a report on Form 8-K under Item 2 and Item 5 reporting the purchase of certain oil and natural gas wells located in Oklahoma, Texas, New Mexico and Louisiana from Patrick Petroleum Corp. of Michigan and American National Petroleum Company and the amending of the Company's credit agreement.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          UNIT CORPORATION

Date:          May 5, 1995           By:  /s/  John G. Nikkel
     ------------------------------       -----------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Operating Officer
                                          and Director

Date:          May 5, 1995           By:  /s/  Larry D. Pinkston
     -----------------------------        -----------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief Financial
                                          Officer and Treasurer