Form 10-Q
period 1995-06-30
UNIT CORP
filed 1995-08-11
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period ended June 30, 1995
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                20,879,649
                  Class                  Outstanding at August 1, 1995

                          UNIT CORPORATION

                               INDEX


                                                                  Page
PART I.   Financial Information:                                 Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                  June 30, 1995 and December 31, 1994                2

              Consolidated Condensed Statements of Operations
                  Three and Six Months
                  Ended June 30, 1995 and 1994                       3

              Consolidated Condensed Statements of Cash Flows
                  Six Months Ended June 30, 1995 and 1994            4

              Notes to Consolidated Condensed Financial Statements   5

              Report of Review by Independent Accountants            7

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations             8

PART II.  Other Information:

          Item 1 - Legal Proceedings                                13

          Item 2 - Changes in Securities                            13

          Item 3 - Defaults Upon Senior Securities                  13

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                               13

          Item 5 - Other Information                                14

          Item 6 - Exhibits and Reports on Form 8-K                 15


Signatures                                                          16

 Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  June 30,    December 31,
                                                    1994         1995
                                                 ----------   ----------
                                                 (Unaudited)
ASSETS                                                (In thousands)
- ------
Current Assets:
        Cash and cash equivalents                 $   2,862   $   2,749
        Accounts receivable                           8,007      16,369
        Other                                         2,607       2,720
                                                  ----------  ----------
                Total current assets                 13,476      21,838
                                                  ----------  ----------
Property and Equipment:
        Total cost                                  251,129     244,405
        Less accumulated depreciation, depletion,
           amortization and impairment              159,437     153,862
                                                  ----------  ----------
                Net property and equipment           91,692      90,543
                                                  ----------  ----------
Other Assets                                            152          40
                                                  ----------  ----------
Total Assets                                      $ 105,320   $ 112,421
                                                  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
        Current portion of long-term debt         $      53   $     496
        Current portion of natural gas purchaser
           prepayments (Note 2)                       1,315       1,580
        Accounts payable                              5,403      14,593
        Accrued liabilities                           3,728       3,172
                                                  ----------  ----------
                Total current liabilities            10,499      19,841
                                                  ----------  ----------
Natural Gas Purchaser Prepayments (Note 2)            1,703       2,149
                                                  ----------  ----------
Long-Term Debt                                       39,600      37,824
Sharholders' Equity:                              ----------  ----------
        Preferred stock, $1.00 par value, 5,000,000
           shares authorized, none issued               -           -
        Common stock $.20 par value, 40,000,000
           shares authorized, 20,948,090 and
           20,910,190 shares issued, respectively     4,188       4,182
        Capital in excess of par value               50,122      50,086
        Accumulated deficit                            (604)     (1,581)
        Treasury stock, at cost, 68,441 and
           25,100 shares, respectively                 (188)        (80)
                                                  ----------  ----------
                Total shareholders' equity           53,518      52,607
                                                  ----------  ----------
Total Liabilities and Shareholders' Equity        $ 105,320   $ 112,421
                                                  ==========  ==========
               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                    1995      1994      1995     1994
                                 --------- --------- --------- ---------
                                 (In thousands except per share amounts)
Revenues:
        Contract drilling        $   3,746 $   4,017 $   8,071 $   8,117
        Oil and natural gas          7,707     7,050    15,076    13,557
        Natural gas marketing
           and processing              -       8,816    13,566    21,193
        Other                           49        43       710        64
                                 --------- --------- --------- ---------
                Total revenues      11,502    19,926    37,423    42,931
                                 --------- --------- --------- ---------
Expenses:
        Contract drilling:
           Operating costs           3,910     3,522     7,774     7,309
           Depreciation                535       490     1,032       984
        Oil and natural gas:
           Operating costs           2,690     2,198     5,549     4,287
           Depreciation, depletion
             and amortization        2,499     2,103     5,098     3,979
        Natural gas marketing
             and processing            -       8,844    13,434    21,186
        General and administrative     982       959     1,898     1,839
        Interest                       783       380     1,575       702
        Other - net                     78       -          78       -
                                 --------- --------- --------- ---------
                Total expenses      11,477    18,496    36,438    40,286
                                 --------- --------- --------- ---------
Income Before Income Taxes              25     1,430       985     2,645

Income Tax Expense                       4         5         8         9
                                 --------- --------- --------- ---------
Net Income                       $      21 $   1,425 $     977 $   2,636
                                 ========= ========= ========= =========
Net Income Per Common Share      $      -  $     .07 $     .05 $     .13
                                 ========= ========= ========= =========
Weighted Average Shares
        Outstanding                 20,871    20,909    20,878    20,901
(Both primary and                ========= ========= ========= =========
        fully diluted)








                  The accompanying notes are an integral part of the
                      consolidated condensed financial statements.

 UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Six Months Ended
                                                              June 30,
                                                          1995        1994
                                                       ----------  ----------
                                                           (In thousands)
Cash Flows From Operating Activities:
        Net income                                     $     977   $   2,636
        Adjustments to reconcile net income to
           net cash provided by operating activities:
             Depreciation, depletion and amortization      6,298       5,194
             Other-net                                      (499)         62
        Changes in operating assets and liabilities
           increasing (decreasing) cash:
             Accounts receivable                           8,362       1,318
             Accounts payable                             (9,643)     (3,814)
             Natural gas purchaser
               prepayments (Note 2)                         (711)     (1,256)
             Other-net                                       669         327
                                                       ----------  ----------
                Net cash provided by
                  operating activities                     5,453       4,467
                                                       ----------  ----------
Cash Flows From (Used In) Investing Activities:
        Capital expenditures                             (10,415)     (5,942)
        Proceeds from disposition of assets                4,084         392
        Other-net                                           (112)        (14)
                                                       ----------  ----------
                Net cash used in investing activities     (6,443)     (5,564)
                                                       ----------  ----------
Cash Flows From (Used In) Financing Activities:
        Net borrowings (payments) under line of credit     2,300        (700)
        Net payments of notes payable
           and long-term debt                               (967)       (238)
        Other-net                                           (230)        -
                                                       ----------  ----------
                Net cash provided by (used)
                 in financing activities                   1,103        (938)
                                                       ----------  ----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                            113      (2,035)

Cash and Cash Equivalents, Beginning of Year               2,749       3,756
                                                       ----------  ----------
Cash and Cash Equivalents, End of Period               $   2,862   $   1,721
                                                       ==========  ==========

Supplemental Disclosure of Cash Flow Information:
        Cash paid during the six months ended June 30, for:

             Interest                                  $   1,539   $     685
             Income taxes                              $     -     $     -

                   The accompanying notes are an integral part of the
                       consolidated condensed financial statements.

                       UNIT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
- ----------------------------------------------

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of June 30, 1995 and the results of its operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. Results for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
- -------------------------------------------

        In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $3.0 million at June 30, 1995 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The June 30, 1995 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). The prepayment amounts are being recorded as liabilities and reflected in revenues as recoupment occurs. The portion of the prepayments that are estimated to be recouped in the next twelve months has been included in current liabilities. Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $211,000 or a minimum of $110,000 per month for the year 1995. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate. As disclosed in the Company's Form 10-K for the year ended December 31, 1994 the purchaser of the natural gas had notified the Company of its intention to assert claims against the Company to recover certain taxes, interest and penalties it has or may have to pay to the Oklahoma Tax Commission ("OTC") relating to the prepayments made by the purchaser to the Company. In July 1995, the Company and the purchaser agreed to make a nonmaterial payment to the OTC to resolve the OTC's assessments. The Company and purchaser have each reserved the right to arbitrate the ultimate liability, as between them, regarding the payment.

 NOTE 3 - INCOME TAXES
- ---------------------

        Income tax expense for the three and six month periods ended June 30, 1995 and 1994 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward.

                  REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
August 7, 1995

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------

FINANCIAL CONDITION
- ---------------

      The Company entered into a new credit agreement (the "Credit Agreement") on August 3, 1995 providing for a total commitment of $75,000,000. The Credit Agreement consists of a revolving credit facility through August 31, 1997 and a term loan thereafter, maturing on August 31, 2001. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination as of August 1, 1995 established that $50 million of the commitment is available to the Company. At June 30, 1995, borrowings under the Credit Agreement totaled $39.6 million and the average interest rate paid by the Company in the second quarter of 1995 had risen to 8.9 percent compared to the average interest rate of 6.9 percent in the second quarter of 1994. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

      The Company's shareholders' equity at June 30, 1995 was $53.5 million resulting in a ratio of long-term debt-to-equity of .74 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Credit Agreement. Net cash provided by operating activities for the first six months of 1995 was $5.5 million as compared to $4.5 million for the first six months of 1994.

      In June 1995, the Company signed a purchase and sale agreement to acquire oil and natural gas properties for $4.2 million. Subsequently, the original agreement was amended to provide that the Company would acquire all of the outstanding stock of a wholly owned subsidiary of the seller into which the oil and natural gas properties of the seller had been transferred. This transaction was closed on August 9, 1995. The Company plans to focus on development drilling for the remainder of 1995. Currently, the Company anticipates it will spend approximately $6 million during the remainder of 1995 on capital expenditures including oil and natural gas acquisitions. However, the ultimate amount of such expenditures will be governed by a number of factors, including future prices for oil and natural gas production. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. A large portion of the Company's capital expenditures are discretionary; therefore, current operations should not be adversely affected by any inability to obtain funds outside of the Company's current credit agreement.

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

      The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the June 30, 1995 prepayment balance of $3.0 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $211,000 or a minimum of $110,000 per month for the year 1995. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1995. At the end of the Recoupment Period the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period. Under the Settlement Agreement, the purchaser is entitled to make a monthly determination of the volumes to be purchased from the wells subject to the Settlement Agreement. During the first and second quarter of 1995, the Company in accordance with the terms of the Settlement Agreement, elected to deliver natural gas at approximately 75 percent of the deliverability of the wells subject to the Settlement Agreement. First and second quarter 1994 deliverability was approximately 80 percent of the deliverability of the wells subject to the Settlement Agreement. However, because these month-to-month determinations, up to certain maximum levels, are made by the purchaser, the Company is unable to predict with certainty future natural gas sales from these wells. In addition, future revenues to be received by the Company would be impacted by the failure of the purchaser to meet its obligations, financially or otherwise, under the terms of the Settlement Agreement or by the ability of the wells to maintain certain projected deliverability requirements. In the event the wells are unable to maintain such deliverability, the monthly payments to be received by the Company under the Settlement Agreement would be decreased. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. As disclosed in the Company's Form 10-K for the year ended December 31, 1994 the purchaser of the natural gas had notified the Company of its intention to assert claims against the Company to recover certain taxes, interest and penalties it has or may have to pay to the Oklahoma Tax Commission ("OTC") relating to the prepayments made by the purchaser to the Company. In July 1995, the Company and the purchaser agreed to make a nonmaterial payment to the OTC to resolve the OTC's assessments.
The Company and purchaser have each reserved the right to arbitrate the ultimate liability, as between them, regarding the payment.

      Average oil prices received by the Company in the second quarter of 1995 were $1.17 per barrel higher than oil prices received in the second quarter of 1994. Average spot market natural gas prices, however, were $.27 lower per Mcf than the average spot market natural gas prices received in the same quarter of 1994. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 78 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves. Such decreases also adversely effect the Company's revenues and cash flow. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's Credit Agreement since this determination is, for the most part, calculated on the value of the Company's oil and natural gas reserves.

      The Company's ability to utilize its full complement of drilling rigs, should economic conditions improve in the future, will be restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1995 and into 1996.

      In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 115,100 shares were repurchased at prices ranging from $2 1/2 to $3 3/8 per share. During the first quarter of 1995, 46,659 of the purchased shares were reissued as the Company's matching contribution to its 401(K) Employee Thrift Plan. At June 30, 1995, 68,441 treasury shares were held by the Company.

RESULTS OF OPERATIONS
- ---------------------

Second Quarter 1995 versus Second Quarter 1994
- ----------------------------------------------

      The Company reported net income of $21,000 in the second quarter of 1995 as compared to net income of $1,425,000 for the second quarter of 1994. While the Company continued to increase natural gas production, substantially lower natural gas prices along with decreased drilling profit margins and increased interest expense when compared with the same period in 1994 all contributed to the reduction in net income.

      Oil and natural gas revenues increased 9 percent in the second quarter of 1995 as compared to the second quarter of 1994. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 35 and 17 percent, respectively, between the two quarters. Average oil prices received by the Company increased 7 percent during the quarter while the average natural gas prices dropped by 16 percent. The reduction in natural gas prices was caused by both a $.27 drop in average spot market prices as well as a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $380,000 and $450,000 in the second quarters of 1995 and 1994, respectively.

      Oil and natural gas operating margins (revenues less operating costs) declined from 69 percent in the second quarter of 1994 to 65 percent in the second quarter of 1995. Total operating costs increased 22 percent due to the additional costs associated with producing properties acquired in December of 1994. Depreciation, depletion and amortization ("DD&A") increased 19 percent due to increased production between the comparative quarters. The Company's average DD&A rate for the second quarter of 1995 was $3.95 compared with $4.02 in the second quarter of 1994.

      Contract drilling revenues decreased 7 percent for the comparative quarters due to decreased rig utilization. Rig utilization averaged 9.2 rigs in the second quarter of 1994 and averaged 8.8 rigs in the second quarter of 1995. Lower utilization was partially offset by increased revenue received per day from three rigs which the Company moved to South Texas after the second quarter of 1994.

      Contract drilling operating margins (revenues less operating costs) were a negative 4 percent in the second quarter of 1995 as compared to 12 percent in the second quarter of 1994. The Company's rigs in South Texas, while providing higher day rates, also experienced higher expenses per day as both that region and the drilling industry as a whole experienced increased service and maintenance costs due, in part, to a decrease in the availability of these services. Contract drilling operations also experienced unusually wet weather during the second quarter delaying rig moves and depressing rig utilization.

      The Company's ability to utilize its drilling rigs and maintain positive drilling profit margins at any given time will be dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of the Company's rigs in the area of the proposed wells, competition from other drilling contractors, the availability of labor and drilling supplies at competitive prices and the Company's ability to supply the equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization during the remainder of 1995 and into 1996.

      The Company's natural gas marketing and processing operations did not achieved the size necessary to reach desired levels of profitability while achieving substantial growth in revenues in recent years. Consequently, the Company, effective April 1, 1995, completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. The combination does not adversely affect the operations of the Company's drilling and oil and natural gas exploration segments or the profitability of the Company as a whole, although it has resulted in a significant reduction in the Company's total revenues and associated costs. During the second quarter of 1995, the Company recorded as "Other," net $78,000 of expenses, which includes $24,000 of equity in earnings of GED, $17,000 of revenues and $119,000 of costs related to its natural gas marketing and processing operations. For the year ended December 31, 1994, revenues and costs associated with the Company's natural gas marketing operations were $43.7 million and $43.6 million, respectively.

      Interest expense increased 106 percent due to increases in the average interest rate from 6.9 percent in the second quarter of 1994 compared to 8.9 percent in the second quarter of 1995 combined with a 73 percent increase in average long-term bank debt between the comparative quarters due, in large part, to borrowings associated with the Company's producing property acquisitions completed in December 1994 and January 1995.

Six Months 1995 versus Six Months 1994
- --------------------------------------

      Net income for the first six months of 1995 was $977,000 as compared to $2,636,000 for the first six months of 1994. Lower natural gas prices and rig utilization rates and increased interest expense primarily caused the reduction in net income between the periods.

      Oil and natural gas revenues increased 11 percent in the first six months of 1995 as compared to the first six months of 1994. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 40 and 28 percent, respectively, between the comparative periods. Average oil prices received by the Company increased 16 percent during the first six months while the average natural gas prices dropped by 24 percent. The reduction in natural gas prices was caused by both a $.42 drop in average spot market prices as well as a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $750,000 and $870,000 in the first six months of 1995 and 1994, respectively.

      Oil and natural gas operating margins (revenues less operating costs) declined from 68 percent in the first six months of 1994 to 63 percent in the first six months of 1995. Total operating costs increased 29 percent due to the additional costs associated with producing properties acquired in December of 1994 and to a lesser extent from increased workover activity in the first quarter of 1995 related to these properties. Margins were also reduced due to the shutting in of production on certain natural gas properties in the months of February and March due to low spot market natural gas prices. Depreciation, depletion and amortization ("DD&A") increased 28 percent due to increased production between the comparative periods. The Company's average DD&A rate for the first six months of 1995 was $3.97 compared with $4.03 in the first six months of 1994.

      Contract drilling revenues decreased 1 percent for the comparative six month periods as rig utilization decreased from an average of 9.3 rigs operating in the first six months of 1994 to 9.0 rigs in the first six months of 1995. Lower utilization was partially offset by increased revenue received per day from the three rigs which were moved to South Texas after the second quarter of 1994.

      Contract drilling operating margins (revenue less operating costs) were 4 percent in the first six months of 1995 as compared to 10 percent in the first six months of 1994. The rigs in South Texas, while providing higher day rates, also experience higher expenses per day. This coupled with initial start up costs limited improvements in operating margins in the first six months of 1995.

      As mentioned above, effective April 1, 1995, the Company completed a business combination between the Company's marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. Although this combination will not have a significant impact on net income it will significantly reduce the Company's total revenues and associated costs from gas marketing.

      Interest expense increased 124 percent due to increases in the average interest rate from 6.5 percent in the first six months of 1994 compared to 8.9 percent in the first six months of 1995 combined with a 72 percent increase in average long-term bank debt outstanding during the comparative periods due to producing property acquisitions in December 1994 and January 1995.



                         PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings
- ----------------------------
           As disclosed in the Company's Form 10-K for the year ended December 31, 1994 the purchaser of the natural gas had notified the Company of its intention to assert claims against the Company to recover certain taxes, interest and penalties it has or may have to pay to the Oklahoma Tax Commission ("OTC") relating to the prepayments made by the purchaser to the Company. In July 1995, the Company and the purchaser agreed to make a nonmaterial payment to the OTC to resolve the OTC's assessments. The Company and purchaser have each reserved the right to arbitrate the ultimate liability, as between them, regarding the payment.

Item 2.    Changes in Securities
- ------------------------------
           As of May 19, 1995 the Company declared a dividend of one Preferred Stock Purchase Right for each outstanding share of Common Stock of the Company. The Rights were issued to the holders of record of the Common Stock outstanding on May 31, 1995. Each Right, when it becomes exercisable, will entitle the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of Series A Participating Cumulative Preferred Stock, par value $1.00 per share, of the Company. The description and terms of the Rights are set forth in the Rights Agreement dated as of May 19, 1995 between the Company and Chemical Bank, as Rights Agent.

Item 3.    Defaults Upon Senior Securities
- ----------------------------------------
           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
           On May 3, 1995 the Company held its Annual Meeting of
           Stockholders. At the meeting the following matters were voted on each receiving the votes indicated:

           I. Election of Nominees Earle Lamborn, William B. Morgan and John H. Williams to serve as directors.

                                        Numbers of    Against or
                       Nominee           Votes For     Withheld
                     --------------     -----------   ----------

                     Earle Lamborn      15,146,875     1,450,785
                     William B. Morgan  15,148,089     1,449,571
                     John H. Williams   15,123,615     1,474,045

                The following directors, whose term of office did not expire at this annual meeting, continue as directors of the
                Company: King P. Kirchner, Don Cook, Don Bodard, John G. Nikkel and John S. Zink.

            II. Ratification of the appointment of Coopers & Lybrand as the
                Company's independent certified public accountants for the fiscal year 1995.

                          For       -         16,431,622
                          Against   -             87,379
                          Abstain   -             78,659

           III. Amendments to the Company's Employee Stock option plan to increase by 500,000 shares the aggregate number of shares of common stock that could be issued under options granted pursuant to the plan and to extend the plan until May 30, 2000, and, as so amended, to adopt and ratify the plan.

                          For       -         13,334,938
                          Against   -          2,810,198
                          Abstain   -            764,324

           IV. Amendment to the Company's Stock Bonus Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the plan and, as so amended, to adopt and ratify the plan.

                          For       -         13,779,384
                          Against   -          2,353,865
                          Abstain   -            176,211

Item 5.    Other Information
- --------------------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
- -----------------------------------------

           (a) Exhibits:

                4.2.6 Rights Agreement dated as of May 19, 1995 between the Company and Chemical Bank, as Rights Agent, filed as
                          Exhibit 1 to the Company's Form 8-A, filed May 23, 1995, File No. 1-92601 and incorporated herein by reference.

                10.1.20   Loan Agreement dated August 3, 1995.

                15        Letter re:  Unaudited Interim Financial Information

                27        Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UNIT CORPORATION

Date:        August 9, 1995              By:    /s/  John G. Nikkel
      ---------------------------               ------------------------
                                                JOHN G. NIKKEL
                                                President, Chief Operating
                                                  Officer and Director

Date:        August 9, 1995              By:    /s/  Larry D. Pinkston
      ---------------------------               ------------------------
                                                LARRY D. PINKSTON
                                                Vice President, Chief
                                                  Financial Officer
                                                  and Treasurer