Form 10-Q
period 1995-09-30
UNIT CORP
filed 1995-11-09
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period ended September 30, 1995
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                 20,976,090
                  Class                 Outstanding at November 1, 1995

                          UNIT CORPORATION

                               INDEX


                                                                    Page
PART I.  Financial Information:                                    Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                  September 30, 1995 and December 31, 1994           2

              Consolidated Condensed Statements of Operations
                  Three and Nine Months
                  Ended September 30, 1995 and 1994                  3

              Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1995 and 1994      4

              Notes to Consolidated Condensed Financial Statements   5

              Report of Review by Independent Accountants            7

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations               8

PART II. Other Information:

          Item 1 - Legal Proceedings                                14

          Item 2 - Changes in Securities                            14

          Item 3 - Defaults Upon Senior Securities                  14

          Item 4 - Submission of Matters to a Vote of
                  Security Holders                                  14

          Item 5 - Other Information                                14

          Item 6 - Exhibits and Reports on Form 8-K                 14


Signatures                                                          15

 Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                September 30,   December 31,
                                                    1995            1994
                                                 -----------     ----------
ASSETS                                           (Unaudited)
------                                                 (In thousands)
Current Assets:
   Cash and cash equivalents                      $   1,076      $   2,749
   Accounts receivable                                9,759         16,369
   Other                                              2,955          2,720
                                                  ----------     ----------
            Total current assets                     13,790         21,838
                                                  ----------     ----------
Property and Equipment:
   Total cost                                       256,328        244,405
   Less accumulated depreciation, depletion,
     amortization and impairment                    162,275        153,862
                                                  ----------     ----------
            Net property and equipment               94,053         90,543
                                                  ----------     ----------
Other Assets                                            176             40
                                                  ----------     ----------
Total Assets                                      $ 108,019      $ 112,421
                                                  ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current portion of long-term debt              $      40      $     496
   Current portion of natural gas purchaser
     prepayments (Note 2)                               -            1,580
   Accounts payable                                   6,462         14,593
   Accrued liabilities                                4,245          3,172
                                                  ----------     ----------
            Total current liabilities                10,747         19,841
                                                  ----------     ----------
Natural Gas Purchaser Prepayments (Note 2)            2,417          2,149
                                                  ----------     ----------
Long-Term Debt                                       40,400         37,824
                                                  ----------     ----------
Shareholders' Equity:
   Preferred stock, $1.00 par value, 5,000,000
     shares authorized, none issued                     -              -
   Common stock $.20 par value, 40,000,000
     shares authorized, 20,976,090 and
     20,910,190 shares issued, respectively           4,194          4,182
   Capital in excess of par value                    50,172         50,086
   Retained earnings (deficit)                          277         (1,581)
   Treasury stock, at cost, 68,441 and
     25,100 shares, respectively                       (188)           (80)
                                                  ----------     ----------
            Total shareholders' equity               54,455         52,607
                                                  ----------     ----------
Total Liabilities and Shareholders' Equity        $ 108,019      $ 112,421
                                                  ==========     ==========
            The accompanying notes are an integral part of the
                consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                    1995      1994       1995      1994
                                 --------- ---------  --------- ---------
                                 (In thousands except per share amounts)
Revenues:
   Contract drilling              $  6,003  $  4,624   $ 14,074  $ 12,741
   Oil and natural gas               7,160     6,413     22,236    19,970
   Natural gas marketing
     and processing                    -       9,374     13,566    30,567
   Other                               932       755      1,642       819
                                  --------  --------   --------  --------
           Total revenues           14,095    21,166     51,518    64,097
                                  --------  --------   --------  --------
Expenses:
   Contract drilling:
      Operating costs                5,260     4,126     13,034    11,435
      Depreciation                     624       569      1,656     1,553
   Oil and natural gas:
      Operating costs                3,052     2,320      8,601     6,607
      Depreciation, depletion
        and amortization             2,506     2,127      7,604     6,106
   Natural gas marketing
     and processing                    -       9,179     13,434    30,365
   General and administrative          942       838      2,840     2,677
   Interest                            813       412      2,388     1,114
   Other - net                          13       -           91       -
                                  --------  --------   --------  --------
           Total expenses           13,210    19,571     49,648    59,857
                                  --------  --------   --------  --------
Income Before Income Taxes             885     1,595      1,870     4,240

Income Tax Expense                       4         5         12        14
                                  --------  --------   --------  --------
Net Income                        $    881  $  1,590   $  1,858  $  4,226
                                  ========  ========   ========  ========
Net Income Per Common Share       $    .04  $    .07   $    .09  $    .20
                                  ========  ========   ========  ========
Weighted Average Shares
  Outstanding                       20,896    20,910     20,884    20,904
(Both primary and fully diluted)  ========  ========   ========  ========










            The accompanying notes are an integral part of the
                consolidated condensed financial statements.
                                     3

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Nine Months Ended
                                                              September 30,
                                                            1995        1994
                                                         ----------  ----------
                                                             (In thousands)
Cash Flows From Operating Activities:
   Net income                                            $   1,858   $   4,226
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation, depletion and amortization             9,492       8,016
        Other-net                                             (511)       (686)
   Changes in operating assets and liabilities
     increasing (decreasing) cash:
        Accounts receivable                                  6,610       1,508
        Accounts payable                                    (9,806)     (2,501)
        Natural gas purchaser
          prepayments (Note 2)                              (1,312)     (1,348)
        Other-net                                              838         101
                                                         ----------  ----------
           Net cash provided by
             operating activities                            7,169       9,316
                                                         ----------  ----------
Cash Flows From (Used In) Investing Activities:
   Capital expenditures                                    (14,931)    (10,167)
   Proceeds from disposition of assets                       4,335       1,764
   Other-net                                                  (136)        (52)
                                                         ----------  ----------
           Net cash used in investing activities           (10,732)     (8,455)
                                                         ----------  ----------
Cash Flows From (Used In) Financing Activities:
   Net borrowings (payments) under line of credit            3,100      (1,700)
   Payments of notes payable
     and long-term debt                                       (980)       (382)
   Other-net                                                  (230)        -
                                                         ----------  ----------
           Net cash provided by (used in)
             financing activities                            1,890      (2,082)
                                                         ----------  ----------
Net Decrease in Cash and Cash Equivalents                   (1,673)     (1,221)

Cash and Cash Equivalents, Beginning of Year                 2,749       3,756
                                                         ----------  ----------
Cash and Cash Equivalents, End of Period                 $   1,076   $   2,535
                                                         ==========  ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the nine months ended September 30, for:

         Interest                                        $   2,101   $   1,088
         Income taxes                                    $     -     $       2

            The accompanying notes are an integral part of the
                consolidated condensed financial statements.
                                   4

                       UNIT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of September 30, 1995 and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be realized during the full year.
The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

        In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $2.4 million at September 30, 1995 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The September 30, 1995 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). The prepayment amounts are being recorded as liabilities and reflected in revenues as recoupment occurs. The portion of the prepayments that are estimated to be recouped in the next twelve months has been included in current liabilities. Based on the purchasers deliverability requested at September 30, 1995, the Company does not anticipate any recoupment of the prepayment balance during the next twelve months. Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $211,000 or a minimum of $110,000 per month for the year 1995 and up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate. As disclosed in the Company's

Form 10-K for the year ended December 31, 1994 the purchaser of the natural gas had notified the Company of its intention to assert claims against the Company to recover certain taxes, interest and penalties it has or may have to pay to the Oklahoma Tax Commission ("OTC") relating to the prepayments. In July 1995, the Company and the purchaser agreed to make a immaterial payment to the OTC to resolve the OTC's assessments.

NOTE 3 - INCOME TAXES
---------------------

Income tax expense for the three and nine month periods ended September 30, 1995 and 1994 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward.

                  REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



COOPERS & LYBRAND L. L. P.


Tulsa, Oklahoma
November 8, 1995

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

      The Company entered into a new credit agreement (the "Credit Agreement") on August 3, 1995 providing for a total commitment of $75,000,000. The Credit Agreement consists of a revolving credit facility through August 31, 1997 and a term loan thereafter, maturing on August 31, 2001. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination as of August 1, 1995 established that $50 million of the commitment is available to the Company. At September 30, 1995, borrowings under the Credit Agreement totaled $40.4 million and the average interest rate paid by the Company in the third quarter of 1995 had risen to 8.1 percent compared to the average interest rate of 7.5 percent in the third quarter of 1994. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

      The Company's shareholders' equity at September 30, 1995 was $54.5 million resulting in a ratio of long-term debt-to-equity of .74 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Credit Agreement. Net cash provided by operating activities for the first nine months of 1995 was $7.2 million as compared to $9.3 million for the first nine months of 1994. The decrease was due primarily to lower spot market natural gas prices received by the Company for its natural gas production during 1995.

      During September 1995, the Company received $850,000 from a settlement reached by two of the Company's subsidiaries in certain litigation brought against the Federal Deposit Insurance Corporation and other parties.

      On August 9, 1995 the Company completed its acquisition of all the outstanding stock of Willis Drilling Co. ("Willis") a wholly owned subsidiary of DI Energy, Inc. The sole assets of Willis consisted of the oil and natural gas properties previously owned by DI Energy, Inc. Total cost of this acquisition was $4.2 million.

      Through the first nine months of 1995, the Company made capital expenditures of $14.9 million as compared to $10.2 million in 1994. Approximately 95 percent of the 1995 expenditures have been for the Company's exploration and production segment. Approximately 55 percent of the exploration and production expenditures were for development drilling and workover costs with the remainder being for producing property acquisitions. Currently, the Company anticipates it will spend approximately $4 million during the remainder of 1995 on capital expenditures including oil and natural gas acquisitions. However, the ultimate amount of such expenditures will be governed by a number of factors, including future prices for oil and natural gas production. These expenditures, if made, are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's Credit Agreement. A large portion of the Company's capital expenditures are discretionary; therefore, current operations should not be adversely affected by any inability to obtain funds outside of the Company's current Credit Agreement.

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

      The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the September 30, 1995 prepayment balance of $2.4 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $211,000 or a minimum of $110,000 per month for the year 1995 and up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1995. At the end of the Recoupment Period the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments, without interest, over a five year period. Under the Settlement Agreement, the purchaser is entitled to make a monthly determination of the volumes to be purchased from the wells subject to the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the purchaser has requested that effective October 1, 1995 and continuing through December 31, 1995, the Company will deliver 65 percent of the maximum required deliverability from the wells subject to the Settlement Agreement. For the period prior to October 1, the Company had delivered 100 percent of the maximum required by the Settlement Agreement which was approximately 75 percent of the total deliverability of the subject wells. First and second quarter 1994 deliverability was 80 percent of the total deliverability of the wells subject to the Settlement Agreement and was 75 percent in the third quarter of 1994. Because these month-to-month determinations, up to certain maximum levels, are made by the purchaser, the Company is unable to predict with certainty future natural gas sales from these wells. In addition, future revenues to be received by the Company would be impacted by the failure of the purchaser to meet its obligations, financially or otherwise, under the terms of the Settlement Agreement or by the ability of the wells to maintain certain projected deliverability requirements. In the event the wells are unable to maintain such deliverability, the monthly payments to be received by the Company under the Settlement Agreement would be decreased. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $1,250,000 and $1,330,000 in the first nine months of 1995 and 1994, respectively. As disclosed in the Company's Form 10-K for the year ended December 31, 1994, the purchaser of the natural gas had notified the Company of its intention to assert claims against the Company to recover certain taxes, interest and penalties it has or may have to pay to the Oklahoma Tax Commission ("OTC") relating to the prepayments made by the purchaser to the Company. In July 1995, the Company and the purchaser agreed to make a immaterial payment to the OTC to resolve the OTC's assessments.

      Average oil prices received by the Company in the third quarter of 1995 were 1 percent per barrel higher than oil prices received in the third quarter of 1994. Average spot market natural gas prices, however, were 15 percent lower per Mcf than the average spot market natural gas prices received in the same quarter of 1994. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 78 percent of the Company's reserves, large declines in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves. Such decreases also adversely effect the Company's revenues and cash flow. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

      The Company's ability to utilize its full complement of drilling rigs, should economic conditions improve in the future, will be restricted due to the lack of qualified labor and the availability and cost of drill pipe and certain supporting equipment. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1995 and into 1996.

      In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 115,100 shares were repurchased at prices ranging from $2 1/2 to $3 3/8 per share. During the first quarter of 1995, 46,659 of the purchased shares were reissued as the Company's matching contribution to its 401(K) Employee Thrift Plan. At September 30, 1995, 68,441 treasury shares were held by the Company.

RESULTS OF OPERATIONS
---------------------

Third Quarter 1995 versus Third Quarter 1994
--------------------------------------------

      The Company reported net income of $881,000 in the third quarter of 1995 as compared to net income of $1,590,000 for the third quarter of 1994. While the Company continued to increase natural gas production through producing property acquisitions and developmental drilling, substantially lower natural gas prices prohibited corresponding increases to net income. The impact on net income from lower natural gas prices was offset by the receipt of $850,000 in September 1995 from a settlement reached by two of the Company's subsidiaries in certain litigation brought against the Federal Deposit Insurance Corporation and other parties. The litigation resulted from a prior lien foreclosure action which claimed that the Company's interest in several oil and natural gas wells was subject to a prior mortgage lien.

      Oil and natural gas revenues increased 12 percent in the third quarter of 1995 as compared to the third quarter of 1994. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 27 and 22 percent, respectively, between the two quarters. Average oil prices received by the Company increased 1 percent during the quarter while average natural gas prices dropped by 14 percent. The reduction in the average natural gas price was caused primarily by a $.23 drop in average spot market prices. The Company continues to sell a limited amount of its production through the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $510,000 and $465,000 in the third quarters of 1995 and 1994, respectively.

      Oil and natural gas operating margins (revenues less operating costs) decreased from 64 percent in the third quarter of 1994 to 57 percent in the third quarter of 1995. This reduction resulted from the lower natural gas prices received in the third quarter of 1995. Total operating costs increased 32 percent due to the additional costs associated with production of oil and natural gas from new wells drilled and acquired over the period.
Depreciation, depletion and amortization ("DD&A") increased 18 percent due to increased production between the comparative quarters. The Company's average DD&A rate for the third quarter of 1995 was $3.95 compared with $3.98 in the third quarter of 1994.

      Contract drilling revenues increased 30 percent for the comparative quarters due to increased rig utilization. Rig utilization averaged 12.4 rigs in the third quarter of 1995 and averaged 10.4 rigs in the third quarter of 1994.

      Contract drilling operating margins (revenues less operating costs) were 12 percent in the third quarter of 1995 and 11 percent in the third quarter of 1994. The Company has 2 of its 3 South Texas rigs under contract. While providing higher day rates, the South Texas rigs have also experienced higher expenses per day.

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

      As previously reported, effective April 1, 1995, the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. The combination does not adversely affect the operations of the Company's drilling and oil and natural gas exploration segments or the profitability of the Company as a whole, although it has resulted in a significant reduction in the Company's total revenues and
associated costs.   For the year ended December 31, 1994, revenues and costs
associated with the Company's natural gas marketing operations were $43.7 million and $43.6 million, respectively.

      General and administrative expense increased 12 percent between the comparative quarters. The increase came in part from additional employee related costs and from additional office space requirements due to the Company's growth.

      Interest expense increased 97 percent over the comparative quarters as a result of increases in the average interest rate from 7.5 percent in the third quarter of 1994 to 8.1 percent in the third quarter of 1995 and a 43 percent increase in the average long-term bank debt due, in large part, to borrowings associated with the Company's producing property acquisitions completed in December 1994 and January through August of 1995.

Nine Months 1995 versus Nine Months 1994
----------------------------------------

      Net income for the first nine months of 1995 was $1,858,000 as compared to $4,226,000 for the first nine months of 1994. Lower natural gas prices coupled with increased rig start up costs and adverse second quarter weather conditions in the drilling segment's area of operation caused the reduction in net income. The impact on net income from lower natural gas prices was partially offset by the receipt of $850,000 in September from the settlement of certain litigation as discussed above.

      Oil and natural gas revenues increased 11 percent in the first nine months of 1995 as compared to the first nine months of 1994. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 35 and 26 percent, respectively, between the comparative periods. Average oil prices received by the Company increased 11 percent during the first nine months while the average natural gas prices dropped by 21 percent. The reduction in natural gas prices was caused by both a $.35 drop in average spot market prices as well as a decline in production from wells covered by the Settlement
Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $1,250,000 and $1,330,000 in the first nine months of 1995 and 1994, respectively.

      Oil and natural gas operating margins (revenues less operating costs) declined from 67 percent in the first nine months of 1994 to 61 percent in the first nine months of 1995. Lower natural gas spot market prices received in 1995 caused the reduction in operating margin. Total operating costs increased 30 percent due to the additional costs associated with oil and natural gas production from new wells acquired. Margins were also reduced due to the shutting in of production on certain natural gas properties in the months of February and March due to low spot market natural gas prices.

Depreciation, depletion and amortization ("DD&A") increased 25 percent due to increased production between the comparative periods. The Company's average DD&A rate for the first nine months of 1995 was $3.96 compared with $4.01 in the first nine months of 1994.

      Contract drilling revenues increased 10 percent for the comparative nine month periods as rig utilization increased from an average of 9.7 rigs operating in the first nine months of 1994 to 10.1 rigs in the first nine months of 1995. Higher revenues in 1995, to a lesser extent, were also achieved due to increased revenue received per day from the three rigs which were moved to South Texas after the second quarter of 1994.

      Contract drilling operating margins (revenue less operating costs) were 7 percent in the first nine months of 1995 as compared to 10 percent in the first nine months of 1994. The rigs in South Texas, while providing higher day rates, also experience higher expenses per day. This coupled with initial start up costs and bad weather in the second quarter limited improvements in operating margins in the first nine months of 1995.

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

      Interest expense increased 114 percent due to increases in the average interest rate from 6.8 percent in the first nine months of 1994 compared to
8.6 percent in the first nine months of 1995 combined with a 76 percent increase in average long-term bank debt outstanding during the comparative periods due to producing property acquisitions in December 1994 and January thru August 1995.

                         PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings
--------------------------

            Not applicable

Item 2.    Changes in Securities
------------------------------

            Not applicable

Item 3.    Defaults Upon Senior Securities
----------------------------------------

            Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

            Not applicable

Item 5.    Other Information
------------------------------

            Not applicable

Item 6.    Exhibits and Reports on Form 8-K
--------------------------------------------

           (a) Exhibits:



                15 Letter re:  Unaudited Interim Financial Information

                27 Financial Data Schedule

           (b)  No reports on Form 8-K were filed during the quarter
                                ended September 30, 1995.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNIT CORPORATION

Date:        November 8, 1995            By:    /s/  John G. Nikkel
      ---------------------------               ------------------------
                                         JOHN G. NIKKEL
                                         President, Chief Operating
                                           Officer and Director

Date:        November 8, 1995            By:    /s/  Larry D. Pinkston
      ---------------------------               ------------------------
                                         LARRY D. PINKSTON
                                         Vice President, Chief
                                           Financial Officer
                                           and Treasurer