Form 10-Q
period 1996-03-31
UNIT CORP
filed 1996-05-08
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period ended March 31, 1996
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                21,265,650
                  Class                    Outstanding at May 6, 1996

                          UNIT CORPORATION

                              INDEX


                                                                      Page
PART I.   Financial Information:                                     Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                  March 31, 1996 and December 31, 1995                 2

              Consolidated Condensed Statements of Operations
                  Three Months Ended March 31, 1996 and 1995           3

              Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995           4

              Notes to Consolidated Condensed Financial Statements     5

              Report of Review by Independent Accountants              7

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               8

PART II.   Other Information:

          Item 1 - Legal Proceedings                                   12

          Item 2 - Changes in Securities                               12

          Item 3 - Defaults Upon Senior Securities                     12

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                                  12

          Item 5 - Other Information                                   12

          Item 6 - Exhibits and Reports on Form 8-K                    12


Signatures                                                             13

 Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   March 31,     December 31,
                                                     1996            1995
                                                  ----------      ----------
ASSETS                                           (Unaudited)
- ------                                                  (In thousands)
Current Assets:
    Cash and cash equivalents                     $     584       $     534
    Accounts receivable                              11,232          10,398
    Other                                             2,918           3,094
                                                  ----------      ----------
            Total current assets                     14,734          14,026
                                                  ----------      ----------
Property and Equipment:
    Total cost                                      266,224         260,771
    Less accumulated depreciation, depletion,
      amortization and impairment                   167,946         164,752
                                                  ----------      ----------
            Net property and equipment               98,278          96,019
                                                  ----------      ----------
Other Assets                                            213             877
                                                  ----------      ----------
Total Assets                                      $ 113,225       $ 110,922
                                                  ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
    Current portion of long-term debt             $      13       $      20
    Accounts payable                                  7,932           6,701
    Accrued liabilities                               4,007           4,386
                                                  ----------      ----------
            Total current liabilities                11,952          11,107
                                                  ----------      ----------
Natural Gas Purchaser Prepayments (Note 3)            1,844           2,109
                                                  ----------      ----------
Long-Term Debt                                       41,300          41,100
                                                  ----------      ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                    -               -
    Common stock $.20 par value, 40,000,000
      shares authorized, 21,033,390 and
      20,976,090 shares issued, respectively          4,207           4,195
    Capital in excess of par value                   50,350          50,181
    Retained earnings                                 3,637           2,418
    Treasury stock, at cost, 23,755 and
      68,441 shares, respectively                       (65)           (188)
                                                  ----------      ----------
            Total shareholders' equity               58,129          56,606
                                                  ----------      ----------
Total Liabilities and Shareholders' Equity        $ 113,225       $ 110,922
                                                  ==========      ==========

                    The accompanying notes are an integral part of the
                       consolidated condensed financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                       March 31,
                                                    1996        1995
                                                 ----------  ----------
                                                (In thousands except per
                                                      share amounts)
Revenues:
    Contract drilling                            $   6,086   $   4,325
    Oil and natural gas                              9,763       7,369
    Other                                               22         694
                                                 ----------  ----------
           Total revenues                           15,871      12,388
                                                 ----------  ----------
Expenses:
    Contract drilling:
        Operating costs                              5,373       3,864
        Depreciation                                   631         497
    Oil and natural gas:
        Operating costs                              3,387       2,859
        Depreciation, depletion and amortization     2,607       2,599
    General and administrative                       1,116         916
    Interest                                           805         792
                                                 ----------  ----------
           Total expenses                           13,919      11,527
                                                 ----------  ----------
Income From Continuing
  Operations Before Income Taxes                     1,952         861

Income Tax Expense                                     733           4
                                                 ----------  ----------
Income From Continuing Operations                    1,219         857

Income From Operations of
  Discontinued Segment                                  -           99
                                                 ----------  ----------
Net Income                                       $   1,219   $     956
                                                 ==========  ==========
Income Per Common Share:
    Continuing operations                        $     .06   $     .05
                                                 ==========  ==========
    Net income                                   $     .06   $     .05
                                                 ==========  ==========
Weighted Average Shares Outstanding:
    Primary                                         21,404      20,885
                                                 ==========  ==========
    Fully diluted                                   21,488      20,885
                                                 ==========  ==========


                    The accompanying notes are an integral part of the
                       consolidated condensed financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Three Months Ended March 31,
                                                         1996        1995
                                                      ----------  ----------
Cash Flows From Operating Activities:                     (In Thousands)
    Income from continuing operations                 $   1,219   $     857
    Adjustments to reconcile income from
      continuing operations to net cash
      provided (used) by continuing
      operating activities:
        Depreciation, depletion and amortization          3,319       3,198
        Other-net                                           205        (487)
        Deferred income tax expense                         718          -
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                                (834)        467
        Accounts payable                                  1,281         606
        Natural gas purchaser prepayments (Note 3)         (265)       (379)
        Other-net                                          (391)        380
                                                      ----------  ----------
            Net cash provided by continuing
              operating activities                        5,252       4,642

    Net cash flow provided by discontinued
      operations including changes in
      working capital                                        -            1
                                                      ----------  ----------
            Net cash provided by operating activities     5,252       4,643
                                                      ----------  ----------
Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                 (5,740)     (4,852)
    Proceeds from disposition of assets                     121       2,735
    Other-net                                               134          (1)
                                                      ----------  ----------
            Net cash used in investing activities        (5,485)     (2,118)
                                                      ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit          200        (500)
    Net payments of notes payable and long-term debt         (7)       (948)
    Other-net                                                90        (230)
                                                      ----------  ----------
            Net cash from (used in)
              financing activities                          283      (1,678)
                                                      ----------  ----------
Net Increase in Cash and Cash Equivalents                    50         847

Cash and Cash Equivalents, Beginning of Year                534       2,641
                                                      ----------  ----------
Cash and Cash Equivalents, End of Period              $     584   $   3,488
                                                      ==========  ==========
Supplemental Disclosure of Cash Flow Information:
         Cash paid during the three months ended March 31, for:

                 Interest                             $     590   $     746
                 Income taxes                         $       5   $      -
                    The accompanying notes are an integral part of the
                       consolidated condensed financial statements

                      UNIT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
- ----------------------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995. Results for the three months ended March 31, 1996 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DISCONTINUED OPERATIONS
- --------------------------------

         On April 1, 1995 the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. Effective November 1, 1995 GED sold its natural gas marketing operations to a third party. This sale removed the Company from the third party natural gas marketing business. The creation of GED and its subsequent sale of its marketing operations did not adversely affect the Company's drilling and oil and natural gas exploration operations or the profitability of the Company as a whole. The discontinuation of the Company's natural gas marketing segment has been accounted for as a discontinued operation and accordingly, the 1995 financial information has been restated to reflect this treatment. For the first quarter of 1995, revenues and costs associated with the Company's natural gas marketing operations were $13.5 million and $13.4 million, respectively.


NOTE 3 - NATURAL GAS PURCHASER PREPAYMENTS
- -------------------------------------------

         In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $1.8 million at March 31, 1996 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The March 31, 1996 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. The prepayment amounts are being recorded as liabilities and reflected in revenues as recoupment occurs. The portion of the prepayments that are estimated to be recouped in the next twelve months has been included in current liabilities. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.

NOTE 4 - INCOME TAXES
- ---------------------

         Income tax expense for the three month period ended March 31, 1995 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward. All of the financial statement benefit related to the Company's net operating loss carryforward was recognized at December 31, 1995. As such income tax expense for the three month period ended March 31, 1996 differs from income tax expense computed by applying the statutory rate due to state income taxes.

                  REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 1996, and the related consoli-dated condensed statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Unit Corporation and subsidiaries at December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated February 20, 1996 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L. L. P.


Tulsa, Oklahoma
May 1, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------

FINANCIAL CONDITION
- -------------------

      The Company's loan agreement (the "Loan Agreement") provides for a total commitment of $75 million, consisting of a revolving credit facility through August 31, 1997 and a term loan thereafter, maturing on August 31, 2001. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $50 million of the commitment is available to the Company. At March 31, 1996 borrowings under the Loan Agreement totaled $41.3 million and the average interest rate in the first quarter of 1996 was 7.8 percent compared to the average interest rate of 8.8 percent in the first quarter of 1995. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

      The Company's shareholders' equity at March 31, 1996 was $58.1 million resulting in a ratio of long-term debt-to-equity of .71 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Loan Agreement. Net cash provided by continuing operating activities for the first three months of 1996 was $5.3 million as compared to $4.6 million for the first three months of 1995. The increase in 1996, as compared to 1995, was primarily due to higher spot market natural gas and oil prices received in 1996.

      During the first quarter of 1996, the Company had capital expenditures of $5.7 million. Approximately 75 percent of the expenditures were for oil and natural gas exploration and development drilling and the remainder was for the Company's contract drilling operations. The Company plans to continue its focus on development drilling during the remainder of 1996. A majority of the contract drilling expenditures were for drill pipe as certain grades of the Company's drill pipe are reaching the end of their useful life. At December 31, 1995 the Company had orders for 75,000 feet of drill pipe of various grades scheduled for delivery through the first half of 1996. In the first quarter of 1996, 37 percent of the orders were delivered. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $20 million on its capital expenditures program in 1996. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing credit agreement. A large portion of the Company's capital expenditures are discretionary; therefore, current operations should not be adversely affected by any inability to obtain funds outside of the Company's current credit agreement.

      At March 31, 1996, the Company had 2.873 million common stock warrants outstanding. The warrants entitle the holders to purchase one share of common stock at a price of $4.375 per share. Subsequent to March 31, 1996 and through May 6, 1996, 212,260 warrants were exercised providing $929,000 in additional capital to the Company. The warrants, subject to certain restrictions, are callable by the Company, in whole or in part, at $.50 per warrant. By a Second Amendment to the Warrant Agreement between the Company and the Warrant Agent, dated May 9, 1994, the term of the warrants was extended until August 30, 1996.

      The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the March 31, 1996 prepayment balance of $1.8 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1996. At the end of the Recoupment Period, the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. Under the Settlement Agreement, the purchaser is entitled to make a monthly determination of the volumes to be purchased from the wells subject to the Settlement Agreement. During the first nine months of 1995, the Company in accordance with the terms of the Settlement Agreement, elected to deliver natural gas at approximately 75 percent of the deliverability of the wells subject to the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the purchaser notified the Company that effective October 1, 1995 the purchaser planned to make seasonal takes of natural gas by requesting the maximum deliverability subject to the Settlement Agreement in certain months and no deliverability in other months. Since, October 1, 1995 and through the first quarter of 1996, the purchaser has requested and received the maximum deliverability subject to the Settlement Agreement. However, the purchaser has notified the Company of its election to not take natural gas under the Settlement Agreement during April and May 1996. Because these month-to-month determinations, up to certain maximum levels, are made by the purchaser, the Company is unable to predict with certainty future natural gas sales from these wells. In addition, future revenues to be received by the Company would be impacted by the failure of the purchaser to meet its obligations, financially or otherwise, under the terms of the Settlement Agreement or by the inability of the wells to maintain certain projected deliverability requirements. In the event the wells are unable to maintain such deliverability, the monthly payments to be received by the Company under the Settlement Agreement would be decreased. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $295,000 and $370,000 in the first quarters of 1996 and 1995, respectively.

      The average oil price of $17.96 received by the Company in the first quarter of 1996 was a $1.52 per barrel higher than oil prices received in the first quarter of 1995 while the average spot market natural gas price of $1.88 was $.50 per Mcf higher than the average spot market natural gas prices received in the same quarter of 1995. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels.
Since natural gas comprises approximately 77 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves. Such decreases also adversely effect the Company's cash flow. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's current credit agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

      The Company's ability to utilize its full complement of drilling rigs, should economic conditions improve in the future, will be restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1996.

      In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 115,100 shares have been repurchased at prices ranging from $2 1/2 to $3 3/8 per share. During the first quarters of 1996 and 1995, 44,686 and 46,659 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At March 31, 1996 23,755 treasury shares were held by the Company.

    The Company's wholly owned natural gas marketing subsidiary, Mountain Front Pipeline Company, achieved substantial growth in revenues during previous years, but did not achieve the size necessary to reach desired levels of profitability. Consequently, on April 1, 1995 the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. Effective November 1, 1995 GED sold its natural gas marketing operations to a third party. This sale removed the Company from the third party natural gas marketing business. The creation of GED and its subsequent sale of its marketing operations did not adversely affect the Company's drilling and oil and natural gas exploration operations or the profitability of the Company as a whole. The discontinuation of the Company's natural gas marketing segment has been accounted for as a discontinued operation and accordingly, the 1995 financial information has been restated to reflect this treatment. For the first quarter of 1995, revenues and costs associated with the Company's natural gas marketing operations were $13.5 million and $13.4 million, respectively.

RESULTS OF OPERATIONS
- ---------------------

      The Company reported income from continuing operations of $1,219,000 in the first quarter of 1996 as compared to income of $857,000 for the first quarter of 1995. Increased natural gas and oil prices when compared with the same period in 1995 along with increased natural gas and oil production increased the income from continuing operations. The 1995 net income included a gain of $635,000 from the sale of 44 natural gas compressors and certain related support equipment which were sold for $2.7 million. The Company leased back a substantial portion of the compressors sold with lease payment terms which decline periodically over the ensuing 2 1/2 years; therefore, an additional $566,000 of gain was deferred and is being amortized to reduce future rental expense.

      Oil and natural gas revenues increased 32 percent in the first quarter of 1996 as compared to the first quarter of 1995. As a result of the Company's 1995 producing property acquisitions and development drilling program, oil and natural gas production increased by 20 and 2 percent, respectively, between the two quarters. Average oil prices received by the Company increased 9 percent during the quarter while the average natural gas prices increased by 31 percent. The increase in natural gas prices was caused by a $.50 rise in average spot market prices and was partially offset by a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The first quarter 1996 production from wells covered by the Settlement Agreement represented 4 percent of the Company's natural gas production as compared to 5 percent in the first quarter of 1995. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $295,000 and $370,000 in the first quarters of 1996 and 1995, respectively.

      Oil and natural gas operating margins (revenues less operating costs) improved from 61 percent in the first quarter of 1995 to 65 percent in the first quarter of 1996. Total operating costs increased 18 percent due to the additional costs associated with producing properties drilled and acquired in 1995. Total depreciation, depletion and amortization ("DD&A") was almost unchanged between the comparative quarters. The effect of increased production on the Company's DD&A was offset by a drop in the Company's average DD&A rate per equivalent barrel from $3.99 in the first quarter of 1995 to $3.77 in the first quarter of 1996.

      Contract drilling revenues increased 41 percent for the comparative quarters due to increased rig utilization. Rig utilization averaged 13.1 rigs in the first quarter of 1996 as opposed to 9.2 rigs in the first quarter of 1995. Contract drilling operating margins (revenues less operating costs) were 12 percent in the first quarter of 1996 as compared to 11 percent in the first quarter of 1995.

      General and administrative expenses increased 22 percent in the first quarter of 1996 when compared with the first quarter of 1995 as employee compensation and office related expenses increased as the Company continues to grow.

      Interest expense increased 2 percent as average long-term bank debt increased 14 percent between the first quarter of 1995 and the first quarter of 1996. The increase in average debt was partially offset by a decrease in the average interest rate from 8.8 percent to 7.8 percent between the comparative periods.

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

Item 5.    Other Information
- --------------------------

            Not applicable

Item 6.    Exhibits and Reports on Form 8-K
- -----------------------------------------

            (a)   Exhibits:
                     15   Letter re:     Unaudited Interim Financial Information

                     27   Financial Data Schedule

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  UNIT CORPORATION

Date:     May 8, 1996                   By:      /s/  John G. Nikkel
      ------------------------------        -----------------------------
                                            JOHN G. NIKKEL
                                            President, Chief Operating Officer
                                            and Director

Date:     May 8, 1996                   By:      /s/  Larry D. Pinkston
      ------------------------------        -----------------------------
                                            LARRY D. PINKSTON
                                            Vice President, Chief Financial
                                            Officer and Treasurer