Form 10-Q
period 1996-06-30
UNIT CORP
filed 1996-08-08
CIK 798949

                               Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period ended June 30, 1996
                                    OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                21,899,090
                  Class                  Outstanding at August 1, 1996

                          UNIT CORPORATION

                              INDEX


                                                                     Page
PART I.   Financial Information:                                    Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                  June 30, 1996 and December 31, 1995                   2

              Consolidated Condensed Statements of Operations
                  Three and Six Months
                  Ended June 30, 1996 and 1995                          3

              Consolidated Condensed Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995               4

              Notes to Consolidated Condensed Financial Statements      5

              Report of Review by Independent Accountants               7

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.   Other Information:

          Item 1 - Legal Proceedings                                   13

          Item 2 - Changes in Securities                               13

          Item 3 - Defaults Upon Senior Securities                     13

          Item 4 - Submission of Matters to a Vote of                  13
                  Security Holders

          Item 5 - Other Information                                   13

          Item 6 - Exhibits and Reports on Form 8-K                    13


Signatures                                                             14

 Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   June 30,    December 31,
                                                     1996          1995
                                                  ----------    ----------
ASSETS                                           (Unaudited)
- ------                                                 (In thousands)
Current Assets:
    Cash and cash equivalents                     $     634     $     534
    Accounts receivable                              12,629        10,398
    Other                                             3,571         3,094
                                                  ----------    ----------
           Total current assets                      16,834        14,026
                                                  ----------    ----------
Property and Equipment:
    Total cost                                      273,694       260,771
    Less accumulated depreciation, depletion,
      amortization and impairment                   170,558       164,752
                                                  ----------    ----------
           Net property and equipment               103,136        96,019
                                                  ----------    ----------
Other Assets                                            153           877
                                                  ----------    ----------
Total Assets                                      $ 120,123     $ 110,922
                                                  ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
    Current portion of long-term debt             $     -       $      20
    Accounts payable                                  8,802         6,701
    Accrued liabilities                               5,900         4,386
                                                  ----------    ----------
           Total current liabilities                 14,702        11,107
                                                  ----------    ----------
Natural Gas Purchaser Prepayments (Note 3)            1,879         2,109
                                                  ----------    ----------
Long-Term Debt                                       40,600        41,100
                                                  ----------    ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                    -             -
    Common stock $.20 par value, 40,000,000
      shares authorized, 21,819,290 and
      20,976,090 shares issued, respectively          4,360         4,195
    Capital in excess of par value                   53,421        50,181
    Retained Earnings                                 5,226         2,418
    Treasury stock, at cost, 23,755 and
      68,441 shares, respectively                       (65)         (188)
                                                  ----------    ----------
           Total shareholders' equity                62,942        56,606
                                                  ----------    ----------
Total Liabilities and Shareholders' Equity        $ 120,123     $ 110,922
                                                  ==========    ==========

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.
                                       2

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       1996       1995       1996      1995
                                    ---------- ---------- ---------- ----------
                                      (In thousands except per share amounts)
Revenues:
    Contract drilling               $   6,710  $   3,746  $  12,796  $   8,071
    Oil and natural gas                10,422      7,707     20,185     15,076
    Other                                 (25)        52         (3)       746
                                    ---------- ---------- ---------- ----------
           Total revenues              17,107     11,505     32,978     23,893
                                    ---------- ---------- ---------- ----------
Expenses:
    Contract drilling:
        Operating costs                 5,956      3,910     11,329      7,774
        Depreciation                      739        535      1,370      1,032
    Oil and natural gas:
        Operating costs                 3,439      2,690      6,826      5,549
        Depreciation, depletion
          and amortization              2,622      2,499      5,229      5,098
    General and administrative          1,013        982      2,129      1,898
    Interest                              809        783      1,614      1,575
                                    ---------- ---------- ---------- ----------
           Total expenses              14,578     11,399     28,497     22,926
                                    ---------- ---------- ---------- ----------
Income From Continuing Operations
  Before Income Taxes                   2,529        106      4,481        967
                                    ---------- ---------- ---------- ----------
Income Tax Expense:
    Current                                 8          4         30          8
    Deferred                              932        -        1,643        -
                                    ---------- ---------- ---------- ----------
           Total income tax expense       940          4      1,673          8
                                    ---------- ---------- ---------- ----------
Income From Continuing Operations       1,589        102      2,808        959

Income (Loss) From Operations of
  Discontinued Segment                    -          (81)       -           18
                                    ---------- ---------- ---------- ----------
           Net Income               $   1,589  $      21  $   2,808  $     977
                                    ========== ========== ========== ==========
Net Income Per Common Share:
    Continuing Operations           $     .07  $     -    $     .13  $     .05
                                    ========== ========== ========== ==========
    Net Income                      $     .07  $     -    $     .13  $     .05
                                    ========== ========== ========== ==========
Weighted Average Shares
  Outstanding:
    Primary                            22,663     20,871     22,127     20,878
                                    ========== ========== ========== ==========
    Fully Diluted                      22,682     20,871     22,448     20,878
                                    ========== ========== ========== ==========
                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.
                                       3

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      Six Months Ended June 30,
                                                          1996        1995
                                                       ----------  ----------
Cash Flows From Operating Activities:                      (In thousands)
    Income From Continuing Operations                  $   2,808   $     959
    Adjustments to reconcile income from continuing
      operations to net cash provided (used) by
      operating activities:
        Depreciation, depletion and amortization           6,763       6,294
        Other-net                                            214        (499)
        Deferred income tax expense                        1,643         -
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                               (2,231)        267
        Accounts payable                                     220      (2,004)
        Natural gas purchaser prepayments (Note 3)          (230)       (711)
        Other-net                                           (606)        497
                                                       ----------  ----------
            Net cash provided by continuing
              operating activities                         8,581       4,803

    Net cash flow provided by discontinued operations
      including changes in working capital                   -           650
                                                       ----------  ----------
            Net cash provided by operating activities      8,581       5,453
                                                       ----------   ---------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                 (11,936)    (10,415)
    Proceeds from disposition of assets                      379       4,084
    Other-net                                                194        (112)
                                                       ----------  ----------
            Net cash used in investing activities        (11,363)     (6,443)
                                                       ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net (payments) borrowings under line of credit          (500)      2,300
    Net payments of notes payable and long-term debt         (20)       (967)
    Proceeds from stock options and warrants               3,402         -
    Other-net                                                -          (230)
                                                       ----------  ----------
            Net cash provided by financing activities      2,882       1,103
                                                       ----------  ----------
Net Increase in Cash and Cash Equivalents                    100         113
Cash and Cash Equivalents, Beginning of Year                 534       2,749
                                                       ----------  ----------
Cash and Cash Equivalents, End of Period               $     634   $   2,862
                                                       ==========  ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the six months ended June 30, for:

       Interest                                        $   1,647   $   1,539
       Income taxes                                    $      50   $     -

                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
- ----------------------------------------------

  In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DISCONTINUED OPERATIONS
- --------------------------------

  On April 1, 1995, the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. Effective November 1, 1995 GED sold its natural gas marketing operations to a third party. This sale removed the Company from the third party natural gas marketing business. The creation of GED and its subsequent sale of its marketing operations did not adversely affect the Company's drilling and oil and natural gas exploration operations or the profitability of the Company as a whole. The disposition of the Company's natural gas marketing segment has been accounted for as a discontinued operation and accordingly, the 1995 financial information has been restated to reflect this treatment. For the first six months of 1995, revenues and costs associated with the Company's natural gas marketing operations were both approximately $13.4 million.

NOTE 3 - NATURAL GAS PURCHASER PREPAYMENTS
- -------------------------------------------

  In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $1.9 million at June 30, 1996 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The June 30, 1996 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $180,000 or a minimum of

$90,000 per month for the year 1996. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. The prepayment amounts are being recorded as liabilities and reflected in revenues as recoupment occurs. The portion of the prepayments that are estimated to be recouped in the next twelve months are classified as current liabilities. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal annual installments over a five year period. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.

NOTE 4 - INCOME TAXES
- ---------------------

  Income tax expense for the three and six month periods ended June 30, 1995 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward. All of the financial statement benefit related to the Company's net operating loss carryforward was recognized at December 31, 1995. As such income tax expense for the three and six month periods ended June 30, 1996 approximates the statutory rate (federal and state).

              REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of operations for the three and six months month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
July 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------

FINANCIAL CONDITION
- -------------------

     The Company's loan agreement (the "Loan Agreement") provides for a total commitment of $75 million, consisting of a revolving credit facility through August 31, 1997 and a term loan thereafter, maturing on August 31, 2001. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $50 million of the commitment is available to the Company. At June 30, 1996 borrowings under the Loan Agreement totaled $40.6 million and the average interest rate in the second quarter of 1996 was 7.7 percent compared to the average interest rate of 8.9 percent in the second quarter of 1995. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

     The Company's shareholders' equity at June 30, 1996 was $62.9 million resulting in a ratio of long-term debt-to-equity of .65 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Loan Agreement. Net cash provided by continuing operating activities for the first six months of 1996 was $8.6 million as compared to $4.8 million for the first six months of 1995. The increase in 1996, as compared to 1995, was primarily due to higher spot market natural gas and oil prices received and increased rig utilization.

     During the first six months of 1996, the Company incurred capital expenditures of $14.3 million. Approximately 75 percent of the expenditures were for oil and natural gas exploration and development drilling and the remainder were for the Company's contract drilling operations. The Company plans to continue its focus on development drilling during the remainder of 1996. A majority of the contract drilling expenditures were for drill pipe as certain grades of the Company's drill pipe are reaching the end of their useful life. At December 31, 1995 the Company had orders for 75,000 feet of drill pipe of various grades scheduled for delivery during 1996. In the first six months of 1996, 87 percent of the orders were delivered. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $20 million on its capital expenditures program in 1996. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Loan Agreement. A large portion of the Company's capital expenditures are discretionary; therefore, current operations should not be adversely affected by any inability to obtain funds outside of the Company's current Loan Agreement.

     At December 31, 1995, the Company had 2.873 million common stock warrants outstanding. The warrants entitle the holders to purchase one share of common stock at a price of $4.375 per share. Subsequent to March 31, 1996 and through June 30, 1996, 718,000 warrants were exercised providing $3,141,000 in additional capital to the Company. The warrants, subject to certain restrictions, are callable by the Company, in whole or in part, at $.50 per warrant. By a Second Amendment to the Warrant Agreement between the Company and the Warrant Agent, dated May 9, 1994, the term of the warrants was extended until August 30, 1996.

     The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the June 30, 1996 prepayment balance of $1.9 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1996. At the end of the Recoupment Period, the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. Under the Settlement Agreement, the purchaser is entitled to make a monthly determination of the volumes to be purchased from the wells subject to the Settlement Agreement. During the first nine months of 1995, the Company in accordance with the terms of the Settlement Agreement, elected to deliver natural gas at approximately 75 percent of the deliverability of the wells subject to the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the purchaser notified the Company that effective October 1, 1995 the purchaser planned to make seasonal takes of natural gas by requesting the maximum deliverability subject to the Settlement Agreement in certain months and no deliverability in other months. From October 1, 1995 and through the first quarter of 1996, the purchaser requested and received the maximum deliverability subject to the Settlement Agreement. During the second quarter of 1996 the purchaser elected to not take natural gas under the Settlement Agreement and is continuing this election into the third quarter of 1996. Because these month-to-month determinations, up to certain maximum levels, are made by the purchaser, the Company is unable to predict with certainty future natural gas sales from these wells. In addition, future revenues to be received by the Company would be impacted by the failure of the purchaser to meet its obligations, financially or otherwise, under the terms of the Settlement Agreement or by the inability of the wells to maintain certain projected deliverability requirements. In the event the wells are unable to maintain such deliverability, the monthly payments to be received by the Company under the Settlement Agreement would be decreased. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $28,000 and $380,000 in the second quarters of 1996 and 1995, respectively.

     The average oil price of $19.84 received by the Company in the second quarter of 1996 was $2.80 per barrel higher than the average oil price received in the second quarter of 1995 while the average spot market natural gas price of

$2.07 was $.56 per Mcf higher than the average spot market natural gas prices received in the same quarter of 1995. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 78 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves. Such decreases also adversely effect the Company's cash flow. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's current Loan Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

     The Company's ability to utilize its full complement of drilling rigs, should industry conditions improve in the future, will be restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1996 and into 1997.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 115,100 shares have been repurchased at prices ranging from $2 1/2 to $3 3/8 per share. During the first quarters of 1996 and 1995, 44,686 and 46,659 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At June 30, 1996, 23,755 treasury shares were held by the Company.

    The Company's wholly owned natural gas marketing subsidiary, Mountain
Front Pipeline Company, achieved substantial growth in revenues during previous years, but did not achieve the size necessary to reach desired levels of profitability. Consequently, on April 1, 1995 the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. Effective November 1, 1995 GED sold its natural gas marketing operations to a third party. This sale removed the Company from the third party natural gas marketing business. The creation of GED and its subsequent sale of its marketing operations did not adversely affect the Company's drilling and oil and natural gas exploration operations or the profitability of the Company as a whole. The disposition of the Company's natural gas marketing segment has been accounted for as a discontinued operation and accordingly, the 1995 financial information has been restated to reflect this treatment. For the first six months of 1995, revenues and costs associated with the Company's natural gas marketing operations were both approximately $13.4 million.

     In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may, from time to time, issue certain statements, either in writing or orally, that contain or may contain forward looking information. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated bank debt. As with any forward-looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

 RESULTS OF OPERATIONS
- ---------------------

Second Quarter 1996 versus Second Quarter 1995
- ----------------------------------------------

      The Company reported income from continuing operations of $1,589,000 in the second quarter of 1996 as compared to income from continuing operations of $102,000 for the second quarter of 1995. Higher natural gas and oil prices along with increased oil and natural gas production, rig utilization and rig margins between the comparative quarters all contributed to the rise in income.

      Oil and natural gas revenues increased 35 percent in the second quarter of 1996 as compared to the second quarter of 1995. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 16 and 8 percent, respectively, between the two quarters while average oil prices received by the Company increased 16 percent and the average natural gas prices rose by 26 percent.
The increase in natural gas prices received was directly a result of higher spot market natural gas prices since less than 1 percent of the Company's second quarter production came from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $28,000 and $380,000 in the second quarters of 1996 and 1995, respectively.

      Oil and natural gas operating margins (revenues less operating costs) increased from 65 percent in the second quarter of 1995 to 67 percent in the second quarter of 1996. Total operating costs increased 28 percent due to the additional costs associated with producing properties acquired in 1995 and drilled in the first half of 1996. Depreciation, depletion and amortization ("DD&A") increased 5 percent due to increased production between the comparative quarters. The Company's average DD&A rate for the second quarter of 1996 was $3.77 compared with $3.95 in the second quarter of 1995.

      Contract drilling revenues increased 79 percent for the comparative quarters primarily due to the rise in rig utilization. Rig utilization averaged
15.1 rigs in the second quarter of 1996 and averaged 8.8 rigs in the second quarter of 1995. Contract drilling operating margins (revenues less operating costs) were a positive 11 percent in the second quarter of 1996 as compared to a negative 4 percent in the second quarter of 1995. Contract drilling operations in the second quarter of 1995 experienced unusually wet weather delaying rig moves and depressing rig utilization.

      General and administrative and interest expense both increased 3 percent in the second quarter of 1996 when compared with the second quarter of 1995. While the average long-term bank debt outstanding increased 17 percent between the comparative quarters due, in large part, to borrowings associated with the Company's producing property acquisitions and developmental drilling, the average interest rate incurred by the Company dropped from 8.9 to 7.7 percent.

Six Months 1996 versus Six Months 1995
- -------------------------------------------------
      Income from continuing operations for the first six months of 1996 was $2,808,000 as compared to $959,000 for the first six months of 1995. Higher oil and natural gas prices along with increase production, rig utilization and operating margins all contributed to the increase in income between the periods.

      Oil and natural gas revenues increased 34 percent in the first six months of 1996 as compared to the first six months of 1995. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 18 and 5 percent, respectively, between the comparative periods. Average oil prices received by the Company increased 13 percent during the first six months while the average natural gas prices rose by 29 percent. The increase in natural gas prices was caused by a $.53 climb in average spot market prices partially offset by a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $310,000 and $750,000 in the first six months of 1996 and 1995, respectively.

      Oil and natural gas operating margins (revenues less operating costs) improved from 63 percent in the first six months of 1995 to 66 percent in the first six months of 1996. While increased prices helped improve operating margins, total operating costs increased 23 percent due to the additional costs associated with producing properties acquired in 1995 and drilled in the first half of 1996. Depreciation, depletion and amortization ("DD&A") increased 3 percent due to increased production between the comparative periods. The Company's average DD&A rate for the first six months of 1996 was $3.77 compared with $3.97 in the first six months of 1995.

      Contract drilling revenues increased 59 percent for the comparative six month periods as rig utilization increased from an average of 9.0 rigs operating in the first six months of 1995 to 14.1 rigs in the first six months of 1996. Contract drilling operating margins (revenue less operating costs) were 11 percent in the first six months of 1996 as compared to 4 percent in the first six months of 1995. Initial start up costs caused by increasing rig utilization negatively impacted operating margins in both the first six months of 1995 and 1996.

      General and administrative expense increased 12 percent during the comparative six month periods as employee compensation and office related expenses increased as the Company continues to grow.

      Interest expense increased 2 percent due to a 17 percent increase in the average long-term bank debt outstanding in the first six months of 1996 compared to the first six months of 1995. While average long-term bank debt increased due primarily to producing property acquisitions and developmental drilling during 1995 and early 1996, the average interest rate incurred by the Company dropped from 8.9 to 7.8 percent.
                                       12

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------
      Not applicable

Item 2.  Changes in Securities
- ------------------------------
      Not applicable

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------
      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
          On May 1, 1996 the Company held its Annual Meeting of Stockholders. At the meeting the following matters were voted on each receiving the votes indicated:

          I. Election of Nominees King P. Kirchner, Don Cook and Don Bodard to serve as directors.

                                   Numbers of    Against or
                 Nominee            Votes For     Withheld
               --------------      -----------   ----------

               King P. Kirchner    19,240,285       50,413
               Don Cook            19,237,481       53,217
               Don Bodard          19,234,961       55,737

               The following directors, whose term of office did not expire at this annual meeting, continue as directors of the Company: John
               G. Nikkel, John S. Zink, Earle Lamborn, William B. Morgan and John H. Williams

          II. Ratification of the appointment of Coopers & Lybrand as the Company's independent certified public accountants for the fiscal year 1996.

                         For       -    19,190,478
                         Against   -        36,677
                         Abstain   -        63,543

Item 5.  Other Information
- --------------------------
          Not applicable

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
          (a)  Exhibits:
               15   Letter re:     Unaudited Interim Financial Information

               27   Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UNIT CORPORATION

Date:       August 8, 1996              By:    /s/  John G. Nikkel
       ---------------------------             ------------------------
                                               JOHN G. NIKKEL
                                               President, Chief Operating
                                               Officer and Director

Date:       August 8, 1996              By:    /s/  Larry D. Pinkston
       ---------------------------             ------------------------
                                               LARRY D. PINKSTON
                                               Vice President, Chief
                                               Financial Officer
                                               and Treasurer