Form 10-Q
period 1996-09-30
UNIT CORP
filed 1996-11-08
CIK 798949

                               Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period ended September 30, 1996
                                   OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                24,123,109
                  Class                 Outstanding at November 1, 1996

                          UNIT CORPORATION

                               INDEX


                                                                      Page
PART I.   Financial Information:                                      Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                  September 30, 1996 and December 31, 1995              2

              Consolidated Condensed Statements of Operations
                  Three and Nine Months
                  Ended September 30, 1996 and 1995                     3

              Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995         4

              Notes to Consolidated Condensed Financial Statements      5

              Report of Review by Independent Accountants               7

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.   Other Information:

          Item 1 - Legal Proceedings                                   13

          Item 2 - Changes in Securities                               13

          Item 3 - Defaults Upon Senior Securities                     13

          Item 4 - Submission of Matters to a Vote of                  13
                     Security Holders

          Item 5 - Other Information                                   13

          Item 6 - Exhibits and Reports on Form 8-K                    13


Signatures                                                             14

Item 1.           Financial Statements
            UNIT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 September 30,   December 31,
                                                     1996             1995
                                                   ----------     ----------
ASSETS                                            (Unaudited)
------                                                 (In thousands)
Current Assets:
    Cash and cash equivalents                      $     478      $     534
    Accounts receivable                               12,003         10,398
    Other                                              3,495          3,094
                                                   ----------     ----------
           Total current assets                       15,976         14,026
                                                   ----------     ----------
Property and Equipment:
    Total cost                                       285,855        260,771
    Less accumulated depreciation, depletion,
      amortization and impairment                    172,301        164,752
                                                   ----------     ----------
           Net property and equipment                113,554         96,019
                                                   ----------     ----------
Other Assets                                             137            877
                                                   ----------     ----------
Total Assets                                       $ 129,667      $ 110,922
                                                   ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt              $      -       $      20
    Accounts payable                                   8,755          6,701
    Accrued liabilities                                4,336          4,386
                                                   ----------     ----------
           Total current liabilities                  13,091         11,107
                                                   ----------     ----------
Natural Gas Purchaser Prepayments (Note 3)             2,007          2,109
                                                   ----------     ----------
Long-Term Debt                                        37,700         41,100
                                                   ----------     ----------
Deferred Income Taxes                                  2,292            -
                                                   ----------     ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                     -              -
    Common stock $.20 par value, 40,000,000
      shares authorized, 24,013,497 and
      20,976,090 shares issued, respectively           4,803          4,195
    Capital in excess of par value                    62,714         50,181
    Retained Earnings                                  7,125          2,418
    Treasury stock, at cost, 23,755 and
      68,441 shares, respectively                        (65)          (188)
                                                   ----------     ----------
           Total shareholders' equity                 74,577         56,606
                                                   ----------     ----------
Total Liabilities and Shareholders' Equity         $ 129,667      $ 110,922
                                                   ==========     ==========
              The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      Three Months Ended     Nine Months Ended
                                         September 30,        September 30,
                                       1996       1995       1996        1995
                                     ---------  ---------  ---------  ---------
Revenues:                             (In thousands except per share amounts)
   Contract drilling                 $  7,420   $  6,003   $ 20,216   $ 14,074
   Oil and natural gas                  9,682      7,160     29,867     22,236
   Other                                  184        954        181      1,700
                                     ---------  ---------  ---------  ---------
          Total revenues               17,286     14,117     50,264     38,010
                                     ---------  ---------  ---------  ---------
Expenses:
   Contract drilling:
       Operating costs                  5,999      5,260     17,328     13,034
       Depreciation                       735        624      2,105      1,656
   Oil and natural gas:
       Operating costs                  3,111      3,052      9,937      8,601
       Depreciation, depletion
         and amortization               2,574      2,506      7,803      7,604
   General and administrative             943        942      3,072      2,840
   Interest                               828        813      2,442      2,388
                                     ---------  ---------  ---------  ---------
          Total expenses               14,190     13,197     42,687     36,123
                                     ---------  ---------  ---------  ---------
Income From Continuing Operations
  Before Income Taxes                   3,096        920      7,577      1,887
                                     ---------  ---------  ---------  ---------
Income Tax Expense:
    Current                                21          4         48         12
    Deferred                            1,176        -        2,822        -
                                     ---------  ---------  ---------  ---------
          Total income tax expense      1,197          4      2,870         12
                                     ---------  ---------  ---------  ---------
Income From Continuing Operations       1,899        916      4,707      1,875

Income (Loss) From Operations of
  Discontinued Segment                     -         (35)       -          (17)
                                     ---------  ---------  ---------  ---------
          Net Income                 $  1,899   $    881   $  4,707   $  1,858
                                     =========  =========  =========  =========
Income Per Common Share:
   Continuing Operations             $    .08   $    .04   $    .21   $    .09
                                     =========  =========  =========  =========
   Net Income                        $    .08   $    .04   $    .21   $    .09
                                     =========  =========  =========  =========
Weighted Average Shares
  Outstanding:
    Primary                            23,708     20,896     22,322     20,884
                                     =========  =========  =========  =========
    Fully Diluted                      23,708     20,896     22,326     20,884
                                     =========  =========  =========  =========
              The accompanying notes are an integral part of the
                  consolidated condensed financial statements.
                                       3

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Nine Months Ended
                                                            September 30,
                                                          1996        1995
                                                       ----------  ----------
Cash Flows From Operating Activities:                      (In thousands)
   Income From Continuing Operations                   $   4,707   $   1,875
   Adjustments to reconcile income from continuing
     operations to net cash provided (used) by
     operating activities:
       Depreciation, depletion and amortization           10,150       9,488
       Other-net                                              33        (511)
       Deferred income tax expense                         2,822         -
   Changes in operating assets and liabilities
     increasing (decreasing) cash:
       Accounts receivable                                (1,605)     (1,523)
       Accounts payable                                   (2,939)     (2,069)
       Natural gas purchaser
         prepayments (Note 3)                               (102)     (1,312)
       Other-net                                            (203)        587
                                                       ----------  ----------
            Net cash provided by continuing
              operating activities                        12,863       6,535

   Net cash flow provided by discontinued operations
     including changes in working capital                    -           634
                                                       ----------  ----------
            Net cash provided by
              operating activities                        12,863       7,169
                                                       ----------   ---------
Cash Flows From (Used In) Investing Activities:
   Capital expenditures                                  (23,352)    (14,931)
   Proceeds from disposition of assets                       871       4,335
   Other-net                                                 210        (136)
                                                       ----------  ----------
            Net cash used in investing activities        (22,271)    (10,732)
                                                       ----------  ----------
Cash Flows From (Used In) Financing Activities:
   Net (payments) borrowings under line of credit         (3,400)      3,100
   Net payments of notes payable
     and long-term debt                                      (20)       (980)
   Proceeds from stock options and warrants               12,772         -
   Other-net                                                 -          (230)
                                                       ----------  ----------
            Net cash provided by financing activities      9,352       1,890
                                                       ----------  ----------
Net Decrease in Cash and Cash Equivalents                    (56)     (1,673)
Cash and Cash Equivalents, Beginning of Year                 534       2,749
                                                       ----------  ----------
Cash and Cash Equivalents, End of Period               $     478   $   1,076
                                                       ==========  ==========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the nine months ended September 30, for:
       Interest                                        $   2,472   $   2,101
       Income taxes                                    $      50   $     -
              The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

  In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - LONG-TERM DEBT
-----------------------
  Effective as of September 4, 1996, the Company's credit agreement was amended extending the revolving credit facility through August 1, 1999 and the term loan thereafter to a maturity on August 1, 2003. The total loan commitment remained at $75 million with borrowings under the amended agreement limited to the amount of a borrowing base which is determined semi-annually. As of September 30, 1996, the borrowing base was $50 million. The amendment also lowered the interest rate on the portion of debt subject to the London Interbank Offered Rates ("Libor Rate") to the Libor Rate plus 1.25 to 1.75 percent depending on the level of debt as a percentage of the total borrowing base. Subsequent to August 1, 1999, borrowings under the amended agreement subject to the Libor Rate will bear interest at the Libor Rate plus 1.5 to 2.0 percent depending on the level of debt as a percentage of the total borrowing base.

NOTE 3 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

  In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $2.0 million at September 30, 1996 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The September 30, 1996 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996 and up to a maximum of $156,000 or a minimum of $80,000 per month for the year 1997. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. The prepayment amounts are being recorded as liabilities and reflected in revenues as recoupment occurs. The portion of the prepayments that are estimated to be recouped in the next twelve months are classified as current liabilities. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal annual installments over a five year period. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.


NOTE 4 - INCOME TAXES
---------------------

  Income tax expense for the three and nine month periods ended September 30, 1995 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward. All of the financial statement benefit related to the Company's net operating loss carryforward was recognized at December 31, 1995. As such, income tax expense for the three and nine month periods ended September 30, 1996 approximates the statutory rate (federal and state).

              REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 1996, and the related consoli-dated condensed statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 29, 1996

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     On September 4, 1996 the Company amended its loan agreement. The amended loan agreement (the "Loan Agreement") provides for a total commitment of $75 million, consisting of a revolving credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $50 million of the commitment is available to the Company. At September 30, 1996, borrowings under the Loan Agreement totaled $37.7 million and the average interest rate in the third quarter of 1996 was 8.0 percent compared to the average interest rate of 8.1 percent in the third quarter of 1995. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

     The Company's shareholders' equity at September 30, 1996 was $74.6 million resulting in a ratio of long-term debt-to-equity of .51 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Loan Agreement. Net cash provided by continuing operating activities for the first nine months of 1996 was $12.9 million as compared to $6.5 million for the first nine months of 1995. The increase in 1996, as compared to 1995, was primarily due to higher spot market natural gas and oil prices received and increased rig utilization.

     During the first nine months of 1996, the Company had capital expenditures of $28.3 million. Approximately 72 percent of the expenditures were for oil and natural gas exploration and development drilling and the remainder were primarily for the Company's contract drilling operations. The Company plans to continue its focus on development drilling during the remainder of 1996. A majority of the contract drilling expenditures were for drill pipe as certain grades of the Company's drill pipe are reaching the end of their useful life. During September 1996, the Company acquired one 1,500 horsepower rig, one 2,500 horsepower rig and 36,000 feet of drill pipe for $1.7 million. Expenditures for the remainder of 1996 and into the early portion of 1997 are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's Loan Agreement. A large portion of the Company's capital expenditures are discretionary; therefore, current operations should not be adversely affected by any inability to obtain funds outside of the Company's Loan Agreement.

     At December 31, 1995, the Company had 2.873 million common stock warrants outstanding. The warrants entitled the holders to purchase one share of common stock at a price of $4.375 per share. Subsequent to March 31, 1996 and prior to the warrants expiration on August 30, 1996, 2.86 million warrants were exercised providing $12.5 million in additional capital to the Company.

     The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the September 30, 1996 prepayment balance of $2.0 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). Additionally, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $180,000 or a minimum of $90,000 per month for the year 1996 and up to a maximum of $156,000 or a minimum of $80,000 per month for the year 1997. Both the maximum and minimum monthly payments decline annually through the Recoupment Period. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1996. At the end of the Recoupment Period, the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. Under the Settlement Agreement, the purchaser is entitled to make a monthly determination of the volumes to be purchased from the wells subject to the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the purchaser notified the Company that effective October 1, 1995 the purchaser planned to make seasonal takes of natural gas by requesting the maximum deliverability subject to the Settlement Agreement in certain months and no deliverability in other months. From October 1, 1995 and through the first quarter of 1996, the purchaser requested and received the maximum deliverability subject to the Settlement Agreement. During the second and third quarters of 1996 the purchaser elected to not take natural gas under the Settlement Agreement and in the fourth quarter the purchaser has elected to take minimum volumes as allowed while taking natural gas under the terms of the contract. Because these month-to-month determinations, up to certain maximum levels, are made by the purchaser, the Company is unable to predict with certainty future natural gas sales from these wells. In addition, future revenues to be received by the Company would be impacted by the failure of the purchaser to meet its obligations, financially or otherwise, under the terms of the Settlement Agreement or by the inability of the wells to maintain certain projected deliverability requirements. In the event the wells are unable to maintain such deliverability, the monthly payments to be received by the Company under the Settlement Agreement would be decreased. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $360,000 and $1,250,000 in the first nine months of 1996 and 1995, respectively.

     The average oil price of $21.19 received by the Company in the third quarter of 1996 was $5.11 per barrel higher than the average oil price received in the third quarter of 1995 while the average spot market natural gas price of $2.00 was $.71 per Mcf higher than the average spot market natural gas prices received in the same quarter of 1995. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 78 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves. Such decreases also adversely effect the Company's cash flow. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's current Loan Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

     The Company's ability to utilize its full complement of drilling rigs, is restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. In addition, the Company's ability to utilize its drilling rigs at any given time is also dependent on a number of other factors, including but not limited to, the price of both oil and natural gas and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1996 and into 1997.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 115,100 shares have been repurchased at prices ranging from $2 1/2 to $3 3/8 per share. During the first quarters of 1996 and 1995, 44,686 and 46,659 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At September 30, 1996, 23,755 treasury shares were held by the Company.

     Safe Harbor Statement.   With the exception of historical information many
of the matters discussed in this report are forward looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated bank debt. As with any forward- looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Third Quarter 1996 versus Third Quarter 1995
----------------------------------------------

      The Company reported income from continuing operations of $1,899,000 in the third quarter of 1996 as compared to income from continuing operations of $916,000 for the third quarter of 1995. Higher natural gas and oil prices along with increased natural gas production, rig utilization and operating margins between the comparative quarters all contributed to the rise in income.

      Oil and natural gas revenues increased 35 percent in the third quarter of 1996 as compared to the third quarter of 1995. As a result of the Company's producing property acquisitions and development drilling program, natural gas production increased by 7 percent between the comparative quarters while oil production decreased by 7 percent due to lower production from certain wells. Average oil prices received by the Company increased 32 percent and the average natural gas prices rose by 36 percent. The increase in natural gas prices received was directly a result of higher spot market natural gas prices since less than 1 percent of the Company's third quarter production came from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $50,000 and $510,000 in the third quarters of 1996 and 1995, respectively.

      Oil and natural gas operating margins (revenues less operating costs) increased from 57 percent in the third quarter of 1995 to 68 percent in the third quarter of 1996 due to the increase in both oil and natural gas prices. Total operating costs increased 2 percent between the comparative quarters. Depreciation, depletion and amortization ("DD&A") increased 3 percent due to increased natural gas production. The increase was partially offset by a reduction in the Company's average DD&A rate to $3.90 for the third quarter of 1996 compared with $3.95 in the third quarter of 1995.

      Contract drilling revenues increased 24 percent for the comparative quarters due to the rise in rig utilization and increased drilling dayrates. Rig utilization averaged 14.5 rigs in the third quarter of 1996 and averaged
12.4 rigs in the third quarter of 1995. Contract drilling operating margins (revenues less operating costs) were 19 percent in the third quarter of 1996 as compared to 12 percent in the third quarter of 1995.

      General and administrative expenses were unchanged between the third quarter of 1996 and the third quarter of 1995 while interest expense increased 2 percent. Average long-term bank debt outstanding increased 7 percent between the comparative quarters as the average interest rate incurred by the Company dropped from 8.1 to 8.0 percent.

     Income tax expense for the third quarter of 1995 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward. All of the financial statement benefit related to the Company's net operating loss carryforward was recognized at December 31, 1995. As such, income tax expense for the third quarter of 1996 approximates the statutory rate (federal and state).

Nine Months 1996 versus Nine Months 1995
-------------------------------------------------

      Income from continuing operations for the first nine months of 1996 was $4,707,000 as compared to $1,875,000 for the first nine months of 1995. Higher oil and natural gas prices along with increased production, rig utilization and operating margins all contributed to the increase in income between the periods.

      Oil and natural gas revenues increased 34 percent in the first nine months of 1996 as compared to the first nine months of 1995. As a result of the Company's producing property acquisitions and development drilling program, oil and natural gas production increased by 10 and 6 percent, respectively, between the comparative periods. Average oil prices received by the Company increased 18 percent during the first nine months while the average natural gas prices rose by 31 percent. The increase in natural gas prices was caused by a $.58 increase in average spot market prices partially offset by a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $360,000 and $1,250,000 in the first nine months of 1996 and 1995, respectively.

      Oil and natural gas operating margins (revenues less operating costs) improved from 61 percent in the first nine months of 1995 to 67 percent in the first nine months of 1996. While increased prices helped improve operating margins, total operating costs increased 16 percent due to the additional costs associated with producing properties acquired in 1995 and wells drilled in early 1996. Depreciation, depletion and amortization ("DD&A") increased 3 percent due to increased production between the comparative periods. The increase in DD&A from increased production was partially offset by a reduction in the Company's average DD&A rate from $3.96 in the first nine months of 1995 to $3.81 in the first nine months of 1996.

      Contract drilling revenues increased 44 percent for the comparative nine month periods as rig utilization increased from an average of 10.1 rigs operating to 14.1 operating and as dayrates received by the Company improved.
As a result, contract drilling operating margins (revenue less operating costs) were 14 percent in the first nine months of 1996 as compared to 7 percent in the first nine months of 1995.

      General and administrative expense increased 8 percent during the comparative nine month periods as employee compensation and corporate office related expenses increased as the Company continues to grow.

      Interest expense increased 2 percent due to a 13 percent increase in the average long-term bank debt outstanding in the first nine months of 1996 compared to the first nine months of 1995. While average long-term bank debt increased, the average interest rate incurred by the Company dropped from 8.6 to
7.8 percent.

      Income tax expense for the first nine months of 1995 differs from income tax expense computed by applying the statutory rate due principally to the utilization of the Company's net operating loss carryforward. All of the financial statement benefit related to the Company's net operating loss carryforward was recognized at December 31, 1995. As such, income tax expense for the first nine months of 1996 approximates the statutory rate (federal and state).

                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

         Not applicable

Item 2.  Changes in Securities
------------------------------

         Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable

Item 5.  Other Information
--------------------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits:
               10.1.21 First Amendment to the Loan Agreement effective as of September 4, 1996, by an between Unit Corporation and Bank of Oklahoma, N.A., The First National Bank of Boston, Bank IV Oklahoma, N.A. and American National Bank and Trust Company of Shawnee.

               15        Letter re:  Unaudited Interim Financial Information

               27        Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNIT CORPORATION

Date:       November 8, 1996           By:    /s/  John G. Nikkel
       ---------------------------            ------------------------
                                              JOHN G. NIKKEL
                                              President, Chief Operating
                                              Officer and Director

Date:       November 8, 1996           By:    /s/  Larry D. Pinkston
       ---------------------------            ------------------------
                                              LARRY D. PINKSTON
                                              Vice President, Chief
                                              Financial Officer
                                              and Treasurer