Form 10-K
period 1996-12-31
UNIT CORP
filed 1997-03-19
CIK 798949

                             F O R M   1 0 - K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
       [X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1996
                                    OR
       [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
PART III of this Form 10-K or any amendment to this Form 10-K.
            Aggregate Market Value of the Voting Stock Held By
              Non-affiliates on March 10, 1997 - $171,630,448
                     Number of Shares of Common Stock
                Outstanding on March 10, 1997 - 24,176,734
                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 7, 1997 are incorporated by reference in Part III.
                        Exhibit Index - See Page 76

                                 FORM 10-K

                             UNIT CORPORATION

                             TABLE OF CONTENTS


                                  PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 18
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 18

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . . . . 19
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 20
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . 21
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . 29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . 65

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . 65
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 67
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . 67
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . 67

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 68
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 75

                              UNIT CORPORATION
                               Annual Report
                   For The Year Ended December 31, 1996


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

     The Company's principal executive offices are maintained at 1000 Kensington Tower, 7130 South Lewis, Tulsa, Oklahoma 74136; telephone number
(918) 493-7700. The Company also has regional offices in Moore, Oklahoma, Booker, Texas and Houston, Texas. As used herein, the term "Company" refers to Unit Corporation and at times Unit Corporation and/or one or more of its subsidiaries with respect to periods from and after the Exchange Offer and to UDE with respect to periods prior thereto.

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

     As of December 31, 1996, the Company had 5,204 Mbbls and 129,161 MMcf of estimated proved oil and natural gas reserves, respectively. The Company's producing oil and natural gas interests, undeveloped leaseholds and related assets are located primarily in Oklahoma, Texas, Louisiana and New Mexico and to a lesser extent in Arkansas, North Dakota, Colorado, Wyo-ming, Montana, Alabama, Mississippi and Canada. As of December 31, 1996, the Company had an interest in a total of 2,247 wells in the United States and served as the operator of 502 wells. The Company also had an interest in 64 wells located in Canada. The majority of the Company's development and exploration prospects are generated by its technical staff. When the Company is the operator of a property, it generally employs its own drilling rigs and the Company's own engineering staff supervises the drilling operation.

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

     Well and Leasehold Data. The Company's oil and natural gas explora-tion and development drilling activities and the number of wells in which the Company had an interest, which were producing or capable of producing, were as follows for the periods indicated:


                                        Year Ended December 31,
                                  1996            1995              1994
Wells drilled:                Gross    Net     Gross    Net     Gross    Net
--------------               ------  ------   ------  ------   ------  ------
Exploratory:
  Oil..............             -       -        -       -        -       -
  Natural gas......             -       -        -       -          1     .98
  Dry..............             -       -        -       -          2     .80
                             ------  ------   ------  ------   ------  ------
      Total                     -       -        -       -          3    1.78
                             ======  ======   ======  ======   ======  ======
Development:
  Oil..............              10    8.35       15    4.70        5    5.00
  Natural gas......              55   19.46       26    7.02       40   13.46
  Dry..............               7    4.26        6    2.27       12    7.26
                             ------  ------   ------  ------   ------  ------
     Total                       72   32.07       47   13.99       57   25.72
                             ======  ======   ======  ======   ======  ======

Oil and natural gas wells producing or capable of producing:
------------------------------------------------------------

  Oil - USA........             717  197.71      750  207.80      675  177.68
  Oil - Canada.....              -      -        -       -        -       -
  Gas - USA........           1,530  242.09    1,820  232.03    1,089  179.99
  Gas - Canada.....              64    1.60       65    1.63       61    1.53
                             ------  ------   ------  ------   ------  ------
       Total                  2,311  441.40    2,635  441.46    1,825  359.20
                             ======  ======   ======  ======   ======  ======

The following table summarizes the Company's acreage as of the end of each of the years indicated:

                                  Developed Acreage        Undeveloped Acreage
                                  Gross        Net         Gross          Net
                                 -------     -------      -------      -------
     1996
     ----
       USA                       455,713     115,326       29,245       19,124
       Canada                     39,040         976          -            -
                                 -------     -------      -------      -------
       Total                     494,753     116,302       29,245       19,124
                                 =======     =======      =======      =======
     1995
     ----
       USA                       548,674     117,403       24,810       12,866
       Canada                     31,360         784          -            -
                                 -------     -------      -------      -------
       Total                     580,304     118,187       24,810       12,866
                                 =======     =======      =======      =======
     1994
     ----
       USA                       340,241     100,732       21,514       11,540
       Canada                     31,360         784         -             -
                                 -------     -------      -------      -------
       Total                     371,601     101,516       21,514       11,540
                                 =======     =======      =======      =======

      Price and Production Data. The average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf
(1 barrel (Bbl) of oil = 6 thousand cubic feet (Mcf) of natural gas) of production, experienced by the Company, for the periods indicated were as follows:

                                                    Year Ended December 31,
                                                1996         1995        1994
                                              --------     --------    --------
Average sales price per barrel
  of oil produced:
    USA                                       $  20.40     $  16.65    $  15.13
    Canada                                    $    -       $    -      $    -
Average sales price per Mcf of
  natural gas produced:
    USA                                       $   2.21     $   1.61    $   1.86
    Canada                                    $   1.18     $   0.98    $   1.27
Oil production (Mbbls):
    USA                                            579          577         406
    Canada                                          -            -           -
                                              --------     --------    --------
        Total                                      579          577         406
                                              ========     ========    ========
Natural gas production (MMcf):
    USA                                         12,974       12,005       9,606
    Canada                                          51           54          53
                                              --------     --------    --------
        Total                                   13,025       12,059       9,659
                                              ========     ========    ========
Average production expense per
  equivalent Mcf:
    USA                                       $    .68     $   0.64    $   0.58
    Canada                                    $    .27     $   0.30    $   0.37

     Reserves.  The following table sets forth the estimated proved developed and undeveloped oil and natural gas reserves of the Company at the end of each of the years indicated:
                                                   Year Ended December 31,
                                               1996         1995         1994
                                             -------      -------      -------
     Oil (Mbbls):
       USA                                     5,204        5,428        4,308
       Canada                                    -            -            -
                                             -------      -------      -------
           Total                               5,204        5,428        4,308
                                             =======      =======      =======
     Natural gas (MMcf):
       USA                                   128,408      107,950       92,566
       Canada                                    753          778          794
                                             -------      -------      -------
           Total                             129,161      108,728       93,360
                                             =======      =======      =======

     Further information relating to oil and natural gas operations is presented in Notes 1,4,11 and 13 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

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

     In September 1996, the Company purchased one 1,500 horsepower rig and one 2,500 horsepower rig and 36,000 feet of drill pipe for $1.7 million bringing the Companies operational rig fleet at December 31, 1996 to 24 with rated depth capacities ranging from 5,000 to 25,000 feet. A majority of the Company's rigs are located in the Anadarko and Arkoma Basins of Oklahoma and Texas. In July 1994, the Company began moving rigs to the South Texas basin region thereby expanding the Company's market area for its contract drilling services and in December 1995, the contract drilling operations opened a regional office in Houston, Texas. At December 31, 1996, the Company had 3 of its larger horsepower rigs in South Texas. In the Anadarko and Arkoma Basins the Company's primary focus is on the utilization of its medium depth rigs which have a depth range of 8,000 to 14,000 feet. These medium depth rigs are suited to the contract drilling currently undertaken by operators in these two basins.

     At present, the Company does not have a shortage of rig equipment. However, certain grades of drill pipe are in high demand due to increases in the Company's rig utilization so the Company has increased its drill pipe acquisitions to maintain current utilization levels. There is no assurance that sufficient supplies of such equipment will be readily available in the future and, given the general decline experienced in the land contract drilling industry over the past decade, the Company's ability to utilize its full complement of drilling rigs, should economic conditions improve rapidly, will be restricted due to a lack of availability of additional equipment, drill pipe and qualified labor not only within the Company but in the industry as a whole.

      The following table sets forth, for each of the periods indicated, certain data concerning the Company's contract drilling operations:

                                                Year Ended December 31,
                                            1996   1995   1994   1993   1992
                                            ----   ----   ----   ----   ----
Number of operational rigs owned
  at end of period                            24     22     25     25     26
Average number of rigs utilized(1)          14.7   10.9    9.5    8.0    5.5
Number of wells drilled                      130    111     95     84     56
Total footage drilled (feet in 1000's)     1,468  1,196  1,027    788    527

-------------------
     (1) Utilization rates are based on a 365-day year. A rig is considered utilized when it is operating or being moved, assembled or dismantled under contract.

     As of March 10, 1997, 20 of the Company's 24 drilling rigs were oper-ating under contract.

     The following table sets forth, as of March 10, 1997, the type and approximate depth capability of each of the Company's drilling rigs:

                                                Approximate
                                                   Depth
                                                 Capability
         Type                                      (feet)
         ----                                    ----------
         U-15 Unit Rig                             11,000
         U-15 Unit Rig                             11,000
         U-15 Unit Rig                             11,000
         U-15 Unit Rig                             11,000
         Gardner Denver 800                        15,000
         Gardner Denver 700                        15,000
         BDW 800-M1                                15,000
         Gardner Denver 700                        15,000
         Mid-Continent 914-C                       20,000
         U-15 Unit Rig                             11,000
         Brewster N-75                             15,000
         Gardner Denver 500                        12,000
         Gardner Denver 700                        15,000
         Gardner Denver 700                        15,000
         Gardner Denver 700                        15,000
         Brewster N-75A                            15,000
         BDW 1350-M                                20,000
         SU-15 North Texas Machine                 12,000
         SU-15 North Texas Machine                 12,000
         National 110-UE                           20,000
         Continental Emsco C-1-E                   20,000
         Gardner Denver 1500-E                     25,000
         Mid-Continent 914-EC                      20,000
         Mid-Continent 1220-EB                     25,000

     For the past several years, the Company's contract drilling services have encountered significant competition due to depressed levels of activity in contract drilling. In the last 6 months of 1996, the Company's drilling operations showed significant improvements in rig utilization, but it is anticipated that competition within the industry will, for the foreseeable future, continue to adversely affect the Company.

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

     Turnkey drilling operations, in particular, might result in losses if the Company underestimates the costs of drilling a well or if unforeseen events occur. Because the proportion of turnkey drilling is currently dictated by market conditions and the desires of customers using the Company's services, the Company is unable to predict whether the portion of drilling conducted on a turnkey basis will increase or decrease in the future. For 1996, turnkey revenue represented approximately 8 percent of the Company's contract drilling revenues. To date, the Company has not experienced significant losses in performing turnkey contracts.

     Customers. During the fiscal year ended December 31, 1996, 10 contract drilling customers accounted for approximately 22 percent of the Company's total revenues and approximately 3 percent of the Company's total revenues were generated by drilling on oil and natural gas properties of which the Company was the operator (including properties owned by limited partnerships for which the Company acted as general partner). Such drill-ing was pursuant to contracts containing terms and conditions comparable to those contained in the Company's customary drilling contracts with non-affiliated operators.

     Further information relating to contract drilling operations is presented in Notes 1 and 11 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

                           NATURAL GAS MARKETING

     Prior to April 1995, the Company marketed natural gas from wells located primarily in Oklahoma and Texas and to a lesser extent in Arkansas, Kansas, Louisiana, Mississippi and New Mexico. Effective April 1, 1995 the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. Effective November 1, 1995, GED sold its natural gas marketing operations to a third party. This sale removed the Company from the third party natural gas marketing business. The creation of GED and the subsequent sale of the marketing operations did not adversely affect the Company's drilling and oil and natural gas exploration operations or the profitability of the Company as a whole. The disposition of the Company's natural gas marketing segment was accounted for as a discontinued operation and accordingly, the 1995 and prior year financial information were restated to reflect this treatment.

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

                         OIL AND NATURAL GAS PROGRAMS

     The Company currently serves as a general partner to 4 oil and gas limited partnerships and 8 employee oil and gas limited partnerships. The employee partnerships acquire an interest fixed annually ranging from 5% to 15% of the Company's interest in most oil and natural gas drilling activi-ties and purchases of producing oil and natural gas properties participated in by the Company. The limited partners in the employee partnerships are either employees or directors of the Company or its subsidiaries.

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

                                 EMPLOYEES

     As of March 10, 1997, the Company had approximately 402 employees in its land contract drilling operations, 59 employees in its oil and natural gas operations and 25 in its general corporate area. None of the Company's employees are represented by a union or labor organization nor have the Company's operations ever been interrupted by a strike or work stoppage. The Company considers relations with its employees to be satisfactory.

                         OPERATING AND OTHER RISKS

     The Company's land contract drilling and oil and natural gas operations are subject to a variety of oil field hazards such as fire, explosion, blowouts, cratering and oil spills or certain other types of possible surface and subsurface pollution, any of which can cause personal injury and loss of life and severely damage or destroy equipment, suspend drilling operations and cause substantial damage to surrounding areas or property of others. As protection against some, but not all, of these operating hazards, the Company maintains broad insurance coverage, including all-risk physical damage, employer's liability and comprehensive general liability. In all states in which the Company operates except Oklahoma, the Company maintains worker's compensation insurance for losses exceeding $50,000. In Oklahoma, starting in August 1991, the Company elected to become self insured. In consideration therewith, the Company purchased an excess liability reinsurance policy. The Company believes that to the extent reasonably practicable such insurance coverages are ade-quate. The Company's insurance policies do not, however, provide protec-tion against revenue losses incurred by reason of business interruptions caused by the destruction or damage of major items of equipment nor certain types of hazards such as specific types of environmental pollution claims. In view of the difficulties which may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the amount of insurance coverage which it considers adequate at reasonable rates. Moreover, loss of or serious damage to any of the Company's equipment, although adequately covered by insurance, could have an adverse effect upon the Company's earning capacity.

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

     In essence, the goal of Order 636 is to make a pipeline's position as natural gas merchant indistinguishable from that of a non-pipeline supplier. It, therefore, pushes the point of sale of natural gas by pipelines upstream, perhaps all the way to the wellhead. Order 636 also requires pipelines to give firm transportation customers flexibility with respect to receipt and delivery points (except that a firm shipper's choice of delivery point cannot be downstream of the existing primary delivery point) and to allow "no-notice" service (which means that natural gas is available not only simultaneously but also without prior nomination, with the only limitation being the customer's daily contract demand) if the pipeline offered no-notice city-gate sales service on May 18, 1992. Thus, this separation of pipelines' sales and transportation allows non-pipeline sellers to acquire firm downstream transportation rights and thus to offer buyers what is effectively a bundled city-gate sales service and it permits each customer to assemble a package of services that serves its individual requirements. But it also makes more difficult the coordination of natural gas supply and transportation. A corollary to these changes is that all pipelines will be permitted to sell natural gas at market-based rates.

     The results of these changes may be the increased availability of firm transportation and the reduction of interruptible transportation, with a corresponding reduction in the rates for off-peak and interruptible transportation. Due to the continuing judicial review of Order 636 and the continuing evolutionary nature of Order 636 and its implementation, it is not possible to project the overall potential impact on transportation rates for natural gas or market prices of natural gas.

     The future interpretation and application by FERC of these rules and its broad authority, or of the state and local regulations by the relevant agencies, could affect the terms and availability of transportation services for transportation of natural gas to customers and the prices at which natural gas can be sold by the Company. For instance, as a result of Order 636, more interstate pipeline companies have begun divesting their gathering systems, either to unregulated affiliates or to third persons, a practice which could result in separate, and higher, rates for gathering a producer's natural gas. In proceedings during mid and late 1994 allowing various interstate natural gas companies' spindowns or spinoffs of gathering facilities, the FERC held that, except in limited circumstances of abuse, it generally lacks jurisdiction over a pipeline's gathering affiliates, which neither transport natural gas in interstate commerce nor sell gas in interstate commerce for resale. However, pipelines spinning down gathering systems have to include two Order No. 497 standards of conduct in their tariffs: nondiscriminatory access to transportation for all sources of supply and no tying of pipeline transportation service to any service by the pipeline's gathering affiliate. In addition, if unable to reach a mutually acceptable gathering contract with a present user of the gathering facilities, the FERC required that the pipeline must offer a two-year "default contract" to existing users of the gathering facilities. However, on appeal, while the United States Court of Appeals for the District of Columbia upheld the FERC's allowing the spinning down of gathering facilities to a non-regulated affiliate, in Conoco Inc. v. FERC, 90 F.3d 536, 552-53 (D.C. Cir. 1996)the D.C. Circuit remanded the FERC's default contract mechanism.

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

                SAFE HARBOR STATEMENT OF FURTHER ACTIVITY

     In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may, from time to time, issue certain statements, either in writing or orally, that contain or may contain forward looking information. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production or drilling operations, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance, and the Company's anticipated bank debt.

     Statement in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates" and similar expressions, although not inclusive, identify forward-looking statements. Such forward-looking statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations.

     In order to provide a more thorough understanding of the possible effects of some of these influences on any projections made by the Company, the following discussion outlines certain factors that in the future could cause the Company's consolidated results for 1997 and beyond to differ materially from those that may be set forth in any such forward-looking statement made by or on behalf of the Company.

Commodity Prices

     The prices received by the Company for its oil and natural gas production have a direct impact on the Company's revenues, profitability and cash flow as well as its ability to meet its projected financial and operational goals. The prices for natural gas and crude oil are heavily dependent on a number of factors beyond the control of the Company, including, but not limited to, the demand for oil and/or natural gas; current weather conditions in the continental United States which can greatly influence the demand for natural gas at any given time as well as the price to be received for such gas; and the ability of current distribution systems in the United States to effectively meet the demand for oil and or natural gas at any given time, particularly in times of peak demand which may result due to adverse weather conditions. Oil prices are extremely sensitive to foreign influences that may be based on political, social or economic underpinnings, any one of which could have an immediate and significant effect on the price and supply of oil. In addition, prices of both natural gas and oil are becoming more and more influenced by trading on the commodities markets which, at times, has tended to increase the volatility associated with these prices resulting at times in large difference in such prices even on a month to month basis. All these factors, especially when coupled with the fact that much of the Company's product prices are determined on a month to month basis, can, and at times do, lead to wide fluctuations in the prices received by the Company.

     Based upon the results of operations for the year ended December
31, 1996, the Company estimates that a change of $0.10/Mcf in the average price of natural gas and a change of $1.00/Bbl in the price of crude oil throughout such period would have resulted in approximate changes in net income before income taxes of $1,180,000 and $540,000, respectively. During 1996, 97% of the natural gas volume of the Company and substantially all the crude oil volume of the Company were sold at market responsive prices.

Customer Demand

     Demand for the Company's drilling services is dependent almost entirely on the needs of third parties. Based on past history, such parties' requirements are subject to a number of factors, independent of any subjective factors, that directly impact the demand for the Company's drilling rigs. These include the funds available by such companies to carry out their drilling operations during any given time period which, in turn, are often subject to downward revision based on decreases in the then current prices of oil and natural gas. Many of the Company's customers are small to mid-size oil and natural gas companies whose drilling budgets tend to be more susceptible to the influences of current price fluctuations. Other factors that affect the Company's ability to work its drilling rigs are the weather, which can, under adverse circumstances, delay or even cause a project to be abandoned by an operator, the competition faced by the Company in securing the award of a drilling contract in a given area, the experience and recognition of the Company in a new market area, and the availability of labor to run the Company's drilling rigs.

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

Bank Borrowing

     The amount of the Company's bank debt as well as its projected borrowing is, to a large extent, a function of the costs associated with the projects undertaken by the Company at any given time and the cash flow received by the Company for its oil and natural gas production. Generally, the costs incurred by the Company in its normal operations are those associated with the drilling of oil and natural gas wells, the acquisition of producing properties, and the costs associated with the maintenance of its drilling rig fleet. To some extent, these costs, particularly the first two items, are discretionary and the Company maintains a degree of control regarding the timing and/ or the need to incur the same. However, in some cases, unforseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly rig component due to an unexpected loss, which could force the Company to incur increased bank debt above that which it had expected or forecast. Likewise, for many of the reasons mentioned above, the Company's cash flow may not be sufficient to cover its current cash requirements which would then require the Company to increase its bank borrowing.

Item 3.  Legal Proceedings
--------------------------

     The Company is a party to various legal proceedings arising in the ordinary course of its business none of which, in the Company's opinion, should result in judgments which would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to the security holders during the fourth quarter of the Company's calendar year ended December 31, 1996.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     As of February 18, 1997, the Company had 2,862 holders of record of its common stock. The Company has not paid any cash dividends on shares of its common stock since its organization and currently intends to continue its policy of retaining earnings, if any, from the Company's operations. The Company is prohibited, by certain loan agreement provisions, from declaring and paying dividends (other than stock dividends) during any fiscal year in excess of 25 percent of its consolidated net income of the preceding fiscal year. The table below reflects the high and low sales prices per share of the Company's common stock as reported by the New York Stock Exchange, Inc. for the period indicated:

                                          1996                   1995

          QUARTER                    High      Low          High      Low
          -------                  -------   -------      -------   -------
          First                    $ 6       $ 4          $ 3 1/4   $ 2 1/2
          Second                   $ 7 3/8   $ 5 3/4      $ 3 7/8   $ 2 7/8
          Third                    $ 7 1/8   $ 5 1/2      $ 4 1/4   $ 3 1/4
          Fourth                   $10 1/8   $ 5 7/8      $ 4 3/4   $ 3 1/2

 Item 6.  Selected Financial Data
--------------------------------
                                       Year Ended December 31,
                            1996      1995       1994       1993      1992
                          -------   -------    -------    -------   -------
                              (In thousands except per share amounts)
Revenues                  $72,070   $53,074    $43,895    $38,682   $33,744
                          =======   =======    =======    =======   =======

Income From Continuing
  Operations              $ 8,333   $ 3,751(1) $ 4,628(2) $ 3,937   $ 1,631(3)
                          =======   =======    =======    =======   =======

Net Income                $ 8,333   $ 3,999(1) $ 4,794(2) $ 3,871   $ 1,087(3)
                          =======   =======    =======    =======   =======

Earnings Per Common Share:
    Continuing Operations:
      Primary                $.37      $.18(1)    $.22(2)    $.19      $.08(3)
                             ====      ====       ====       ====      ====
      Fully Diluted          $.36      $.18(1)    $.22(2)    $.19      $.08(3)
                             ====      ====       ====       ====      ====
    Net Income:
      Primary                $.37      $.19(1)    $.23(2)    $.19      $.05(3)
                             ====      ====       ====       ====      ====
      Fully Diluted          $.36      $.19(1)    $.23(2)    $.19      $.05(3)
                             ====      ====       ====       ====      ====


Total Assets             $137,993  $110,922   $103,933   $ 88,816  $ 83,960
                         ========  ========   ========   ========  ========
Long-Term Debt           $ 40,600  $ 41,100   $ 37,824   $ 25,919  $ 22,298
                         ========  ========   ========   ========  ========
Long-Term Portion
  of Natural Gas
  Purchaser Prepayments  $  2,276  $  2,109   $  2,149   $  4,417   $ 5,924
                         ========  ========   ========   ========  ========
Cash Dividends
  Per Common Share       $    -    $    -     $    -     $    -    $    -
                         ========  ========   ========   ========  ========
___________

(1) Includes a $635,000 gain on compressor sale, a $850,000 gain from settlement of litigation and a net $530,000 deferred tax benefit.
(2)  Includes a $742,000 gain on sale of a natural gas gathering system.
(3)  Includes a $1.5 million provision for litigation

     See Management's Discussion of Financial Condition and Results of Operations for a review of 1996, 1995 and 1994 activity.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------


Financial Condition and Liquidity
---------------------------------

      The Company's loan agreement ("Loan Agreement"), provides for a total commitment of $75 million, consisting of a revolving credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $52 million of the commitment is available to the Company. The Loan Agreement contains certain covenants which require the Company to maintain consolidated net worth of at least
$48 million, a modified current ratio of not less than 1 to 1, a ratio of long-term debt, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1 to 1 and a ratio of total liabilities, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1.25 to 1. In addition, working capital provided by operations, as defined in the Loan Agreement, cannot be less than $12 million in any year. At December 31, 1996, borrowings under the Loan
Agreement totaled $40.6 million. At February 21, 1997, borrowings under the Loan Agreement totaled $36.0 million with $13.1 million available for future borrowings. The interest rate on the bank debt was 7.2 and 7.0 percent at December 31, 1996 and February 21, 1997, respectively. At the Company's election, any portion of the debt outstanding may be fixed at the London Interbank Offered Rate ("Libor Rate") for 30, 60, 90 or 180 days with the remainder of the outstanding debt subject to the Chase Manhattan
Bank, N. A. prime rate. During any Libor Rate funding period, the Company may not pay in part or in whole the outstanding principal balance of the note to which such Libor Rate option applies. At both December 31, 1996 and February 21, 1997, $35.0 million of borrowings were subject to the Libor Rate. A commitment fee of 1/2 of 1 percent is charged for any unused portion of the borrowing base.

     Shareholders' equity at December 31, 1996 was $78.2 million, making the Company's ratio of long-term debt-to-equity .52 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Loan Agreement. Net cash provided by continuing operating activities in 1996 was $20.7 million as compared to $11.2 million in 1995.

     The Company's capital expenditures during 1996 were $36.5 million. The majority of the capital expenditures, $25.6 million, were made in the Company's oil and natural gas operations with $20.2 million and $2.3 million used for exploration and development drilling and producing property acquisitions, respectively. Capital expenditures made by the Company's contract drilling operations were $9.9 million in 1996. The drilling expenditures principally consisted of the purchase and refurbishment of two drilling rigs acquired in September 1996, the refurbishment of two drilling rigs already owned by the Company and the acquisition of over 110,000 feet of drill pipe. The Company's drilling rigs are composed of large components some of which, on a rotational basis, are required to be overhauled to assure continued proper performance. Such capital expenditures will continue in future years with approximately $6.0 million projected for 1997.

     During 1997, the Company's oil and natural gas subsidiary plans to continue its focus on its developmental drilling as increased spot market natural gas prices in late 1996 and into early 1997 lessened the availability of economical producing property acquisitions. The majority of the Company's capital expenditures are discretionary and primary directed toward increasing reserves and future growth. Current operations are not dependent of the Company's ability to obtain funds outside of the Company's Loan Agreement. The decision to acquire or drill on oil and natural gas properties at any given time depends on market conditions, potential return on investment, future drilling potential and the availability of opportunities to obtain financing given the circumstances involved, thus providing the Company with a large degree of flexibility in incurring such costs. Depending, in part, on commodity pricing, the Company plans to spend approximately $31 million on its exploration capital expenditure program in 1997.

     At December 31, 1995, the Company had 2.873 million warrants outstanding. The warrants entitled the holders to purchase one share of common stock at a price of $4.375 per share. Prior to the warrants expiration on August 30, 1996, 2.86 million warrants were exercised providing $12.5 million in additional capital to the Company.

     The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement (the "Settlement Agreement"). As a result of the Settlement Agreement, the December 31, 1996 prepayment balance of $2.3 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. The monthly payments will end at the end of 1997.
If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. The Company currently believes that sufficient natural gas deliverability is available to enable the Committed Interest to receive substantially all of the maximum monthly payments during 1997. At the end of the Recoupment Period, the Settlement

Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997, then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual payments over a five year period with the first payment due June 1, 1998. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $0.6, $1.6 and $1.8 million in 1996, 1995 and 1994, respectively.

     Average oil prices received by the Company in 1996 ranged from $16.90 in February to $24.00 in December. The Company's average price received for oil during 1996 was $20.40. Natural gas prices received by the Company in 1996 ranged from an average of $1.71 in September to an average of $3.60 in December. Average natural gas prices received by the Company were volatile throughout 1996 and averaged $2.20 for the year as a whole. Average oil prices received early in the first quarter of 1997 were 5 percent lower than average prices received by the Company at December 31, 1996 while average natural gas spot prices dropped 10 percent from the December 31, 1996 price. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Any drop in spot market natural gas prices would have a significant adverse effect on the value of the Company's reserves and further large drops in prices could cause the Company to reduce the carrying value of its oil and natural gas properties. Likewise, declines in natural gas or oil prices could adversely effect the Company operationally by, for example, adversely impacting future demand for its drilling rigs or financially by reducing the price received for its oil and natural gas sales and also by adversely effecting the semi-annual borrowing base determination under the Company's Loan Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

     The Company's ability to utilize its full complement of drilling rigs, is being restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization during 1997.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 120,100 shares have been repurchased at prices ranging from $2.5 to $8.275 per share. During the first quarters of 1996 and 1995, 44,686 and 46,659, respectively, of the purchased shares were reissued as the Company's matching contribution to its 401(k) Employee Thrift Plan. At December 31, 1996, 28,755 treasury shares were held by the Company.

     On April 1, 1995, the Company completed a business combination between the Company's natural gas marketing operations and a third party also involved in natural gas marketing activities forming a new company called GED Gas Services, L.L.C. ("GED"). The Company owns a 34 percent interest in GED. Effective November 1, 1995 GED sold its natural gas marketing operations to a third party. This sale removed the Company from the third party natural gas marketing business. The creation of GED and its subsequent sale of its marketing operations did not adversely affect the Company's drilling and oil and natural gas exploration operations or the profitability of the Company as a whole. The discontinuation of the Company's natural gas marketing segment was accounted for as a discontinued operation and accordingly, the 1995 and prior year financial information reflect this treatment.

Effects of Inflation
---------------------

     The effects of inflation on the Company's operations in previous years have been minimal due to low inflation rates. However, during the third and fourth quarters of 1996 as drilling rig day rates and drilling rig utilization has increased, the impact of inflation has intensified as shortages in related equipment, third party services and qualified labor increased. The impact on the Company in the future will depend on the relative increase, if any, the Company may realize in its drilling rig rates and the selling price of its oil and natural gas. If industry activity continues to increase substantially, shortages in support equipment such as drill pipe, third party services and qualified labor will occur resulting in additional corresponding increases in material and labor costs. These market conditions may limit the Company's ability to realize improvements in operating profits.

Results of Operations

1996 versus 1995
----------------

     Net income for 1996 was $8,333,000, compared with $3,999,000 in 1995.
Increased natural gas production from new wells drilled along with higher oil and natural gas prices, contract drilling day rates and rig utilization all combined to produce the large increase in 1996 net income. Net income in 1995 included $635,000 gain from the sale of 44 natural gas compressors and certain related support equipment which were sold for $2.7 million in the first quarter and by the receipt of $850,000 in the third quarter from a settlement reached by two of the Company's subsidiaries in certain litigation brought against the Federal Deposit Insurance Corporation and other parties. In the fourth quarter of 1995, the Company also recognized a $360,000 net gain from the Company's interest in the sale of GED's gas marketing operations and a $530,000 income tax benefit. Net income in the fourth quarter of 1995 was reduced by a $254,000 write down of certain rig components as the Company elected to take 3 of its drilling rigs out of service.

     Oil and natural gas revenues increased 38 percent in 1996 due to a 8 percent increase in natural gas production combined with a 23 and 37 percent increase in average oil and natural gas prices received by the Company, respectively. Oil production remained virtually unchanged from 1995 levels. Average natural gas spot market prices received by the Company increased by 46 percent while volumes produced from certain wells included under the Settlement Agreement, which contains provisions for prices which are higher than current spot market prices, dropped by 46 percent. The impact of higher prices received under the Settlement Agreement increased pre-tax income by approximately $0.6 and $1.6 million in 1996 and 1995, respectively.

     In 1996, revenues from contract drilling operations increased by 43 percent as average rig utilization increased from 10.9 rigs operating in 1995 to 14.7 rigs operating in 1996, and daywork revenues per rig per day increased 12 percent. Total daywork revenues represented 68 percent of total drilling revenues in 1996 and 57 percent in 1995. Turnkey and footage contracts typically provide for higher revenues since a greater portion of the expense of drilling the well is born by the drilling contractor.

     Operating margins (revenues less operating costs) for the Company's oil and natural gas operations were 69 percent in 1996 compared to 62 percent in 1995. Increased operating margins resulted primarily from the increase in natural gas production and the increases in both oil and natural gas prices received by the Company between the two years. Total operating costs increased 12 percent primarily due to the additional costs associated with oil and natural gas production from new wells drilled in 1996.

     Operating margins for contract drilling increased from 11 percent in 1995 to 16 percent in 1996. Margins in 1996 improved due to increases in daily rig rates and utilization. Margins in 1995 were limited by initial start up costs incurred in the first quarter of 1995 to establish rigs in the South Texas Basin and by unusually wet weather conditions during the second quarter of 1995 which delayed rig moves and depressed rig utilization. Total operating costs for contract drilling were up 34 percent in 1996 versus 1995 due to increased drilling rig utilization.

     Contract drilling depreciation increased 13 percent in response to increased rig utilization. Depreciation, depletion and amortization ("DD&A") of oil and natural gas properties increased 6 percent as the Company increased its equivalent barrels of production by 6 percent. The Company's average DD&A rate per equivalent barrel declined from $3.93 in 1995 to $3.90 in 1996.

     General and administrative expenses increased 6 percent as certain employee costs increased between the comparative years. Interest expense decreased 2 percent as the average interest rate on the Company's outstanding bank debt decreased from 8.52 percent in 1995 to 7.69 percent in 1996. The decrease in average interest rate was partially offset by an 8 percent increase in bank debt outstanding in 1996 primarily due to the financing of new wells drilled and the additional rigs and drill pipe purchased during 1996.

     The Company's effective income tax rate in recent years has been significantly impacted by its net operating loss carryforwards. As of December 31, 1995, the Company's net operating loss and statutory depletion carryforwards has been fully recognized for financial reporting purposes; therefore, the Company's effective income tax rate increased in 1996 to approximately the statutory rate.

1995 versus 1994
----------------

     Net income for 1995 was $3,999,000, compared with $4,794,000 in 1994.
While the Company continued to increase natural gas production through producing property acquisitions and developmental drilling, lower 1995 natural gas prices limited corresponding increases in net income. Net income in the fourth quarter of 1995 was also further reduced by a $254,000 write down of certain rig components as the Company elected to take 3 of its drilling rigs out of service since economic conditions did not warrant the capital investment necessary to keep them in service. The impact of lower natural gas prices on net income was partially offset by a $635,000 gain from the sale of 44 natural gas compressors and certain related support equipment which were sold for $2.7 million in the first quarter and by the receipt of $850,000 in the third quarter from a settlement reached by two of the Company's subsidiaries in certain litigation brought against the Federal Deposit Insurance Corporation and other parties. In the fourth quarter, the Company also recognized a $360,000 net gain from the Company's interest in the sale of GED's gas marketing operations and a $530,000 net income tax benefit. Total revenues from continuing operations increased to $53,074,000 in 1995 as compared to $43,895,000 in 1994. The Company's 1994 net income included a net gain of $742,000 recognized in conjunction with the sale of one of the Company's natural gas gathering systems.

     Oil and natural gas revenues increased 20 percent due to a 25 percent increase in natural gas production and a 42 percent increase in oil production between 1995 and 1994. Average oil prices received by the Company increased 10 percent while average natural gas prices received by the Company decreased 13 percent. The average natural gas price declined due to a 11 percent reduction in average spot market prices received by the Company coupled with a 18 percent reduction in volumes produced from certain wells included under the Settlement Agreement which contains provisions for prices which were higher than spot market prices. The impact of higher prices received under the Settlement Agreement increased pre-tax income by approximately $1.6 and $1.8 million in 1995 and 1994, respectively.

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

     Operating margins for contract drilling decreased from 12 percent in 1994 to 11 percent in 1995. Margins in 1995 were limited by initial start up costs incurred in the first quarter of 1995 to establish rigs in the South Texas Basin and by unusually wet weather conditions during the second quarter of 1995 which delayed rig moves and depressed rig utilization. Total operating costs for contract drilling were up 21 percent in 1995 versus 1994 due to increased rig utilization and start up costs.

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

     The Company's effective income tax rate in 1995 and 1994 was significantly impacted by its net operating loss carryforwards. As of December 31, 1995, the Company's net operating loss and statutory depletion carryforwards had been fully recognized for financial reporting purposes, resulting in a net deferred tax asset of $530,000 at December 31, 1995.

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          As of December 31,
ASSETS                                                   1996           1995
                                                      ----------     ----------
                                                            (In thousands)
Current Assets:
    Cash and cash equivalents                          $    547       $    534
    Accounts receivable (less allowance for
      doubtful accounts of $104 and $116)                15,842         10,398
    Materials and supplies                                2,302          2,048
    Prepaid expenses and other                            1,464          1,046
                                                       ---------      ---------
        Total current assets                             20,155         14,026
                                                       ---------      ---------

Property and Equipment:
    Drilling equipment                                   84,409         75,751
    Oil and natural gas properties, on the full
      cost method                                       200,610        175,225
    Transportation equipment                              2,413          3,695
    Other                                                 6,485          6,100
                                                       ---------      ---------
                                                        293,917        260,771
    Less accumulated depreciation, depletion,
      amortization and impairment                       176,211        164,752
                                                       ---------      ---------
        Net property and equipment                      117,706         96,019
                                                       ---------      ---------
Other Assets                                                132            877
                                                       ---------      ---------
Total Assets                                           $137,993       $110,922
                                                       =========      =========















               The accompanying notes are an integral part of the
                      consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                          As of December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     1996           1995
                                                      ----------     ----------
                                                            (In thousands)
Current Liabilities:
    Current portion of long-term debt                 $     -        $      20
    Accounts payable                                      6,893          6,701
    Accrued liabilities                                   4,516          3,976
    Contract advances                                     1,300            410
                                                      ----------     ----------
        Total current liabilities                        12,709         11,107
                                                      ----------     ----------
Natural Gas Purchaser Prepayments (Note 4)                2,276          2,109
                                                      ----------     ----------
Long-Term Debt                                           40,600         41,100
                                                      ----------     ----------
Deferred Income Taxes                                     4,198            -
                                                      ----------     ----------
Commitments and Contingencies (Note 10)

Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                        -               -
    Common stock, $.20 par value, 40,000,000
      shares authorized, 24,157,312 and
      20,976,090 shares issued, respectively              4,831          4,195
    Capital in excess of par value                       62,735         50,181
    Retained earnings (deficit)                          10,751          2,418
    Treasury stock, at cost (28,755 and
      68,441 shares, respectively)                         (107)          (188)
                                                      ----------     ----------
         Total shareholders' equity                      78,210         56,606
                                                      ----------     ----------
Total Liabilities and Shareholders' Equity            $ 137,993      $ 110,922
                                                      ==========     ==========












               The accompanying notes are an integral part of the
                       consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Year Ended December 31,
                                               1996        1995        1994
                                             --------    --------    --------
Revenues:                                (In thousands except per share amounts)
    Contract drilling                        $28,819     $20,211     $16,952
    Oil and natural gas                       43,013      31,187      26,001
    Other                                        238       1,676         942
                                             --------    --------    --------
        Total revenues                        72,070      53,074      43,895
                                             --------    --------    --------
Expenses:
    Contract drilling:
      Operating costs                         24,259      18,041      14,909
      Depreciation and impairment              2,944       2,596       2,030
    Oil and natural gas:
      Operating costs                         13,409      12,003       8,799
      Depreciation, depletion
        and amortization                      10,807      10,223       8,281
    General and administrative                 4,122       3,893       3,574
    Interest                                   3,162       3,235       1,654
                                             --------    --------    --------
        Total expenses                        58,703      49,991      39,247
                                             --------    --------    --------
Income From Continuing Operations
  Before Income Taxes                         13,367       3,083       4,648
                                             --------    --------    --------
Income Tax Expense (Benefit):
    Current                                        4          14          20
    Deferred                                   5,030        (682)        -
                                             --------    --------    --------
        Total income taxes                     5,034        (668)         20
                                             --------    --------    --------

Income From Continuing Operations              8,333       3,751       4,628
                                             --------    --------    --------
Discontinued Operations:
    Income (loss) from operations of
      discontinued operations (net of
      income tax benefit of $69 in 1995)          -         (112)        166
    Gain from sale of discontinued
      operations (net of income taxes
      of $221 in 1995)                            -          360         -
                                             --------    --------    --------
        Income from
          discontinued operations                 -          248         166
                                             --------    --------    --------
Net Income                                   $ 8,333     $ 3,999     $ 4,794
                                             ========    ========    ========

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                  Year Ended December 31,
                                               1996        1995        1994
                                             --------    --------    --------
                                         (In thousands except per share amounts)
Earnings Per Common Share:
    Continuing operations:
        Primary                              $   .37     $   .18     $   .22
                                             ========    ========    ========
        Fully diluted                        $   .36     $   .18     $   .22
                                             ========    ========    ========

    Net income:
        Primary                              $   .37     $   .19     $   .23
                                             ========    ========    ========
        Fully diluted                        $   .36     $   .19     $   .23
                                             ========    ========    ========

Weighted Average Shares Outstanding:
        Primary                               22,708      21,210      20,900
                                             ========    ========    ========
        Fully diluted                         22,867      21,210      20,900
                                             ========    ========    ========























            The accompanying notes are an integral part of the
                   consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year Ended December 31, 1994, 1995 and 1996

                                      Capital
                                     In Excess   Retained
                             Common    Of Par    Earnings  Treasury
                              Stock    Value    (Deficit)    Stock     Total
                            --------  --------  ---------  --------  --------
                                           (In thousands)

Balances,
  January 1, 1994           $ 4,172   $49,977   $ (6,375)  $   -     $47,774

    Net income                  -         -        4,794       -       4,794
    Activity in employee
      compensation plans
      (48,685 shares)            10       109        -         -         119
    Purchase of treasury
      stock (25,100
      shares)                   -         -          -         (80)      (80)
                            --------  --------  ---------  --------  --------
Balances,
  December 31, 1994           4,182    50,086     (1,581)      (80)   52,607

    Net income                  -         -        3,999       -       3,999
    Activity in employee
      compensation plans
      (112,559 shares)           13        95        -         122       230
    Purchase of treasury
      stock (90,000
      shares)                   -         -          -        (230)     (230)
                            --------  --------  ---------  --------  --------
Balances,
    December 31, 1995         4,195    50,181      2,418      (188)   56,606

    Net income                  -          -       8,333       -       8,333
    Activity in employee
      compensation plans
      (321,667 shares)           64       615        -         123       802
    Issuance of stock on
      exercise of
      warrants
      (2,859,555 shares)        572    11,939        -         -      12,511
    Purchase of treasury
      stock (5,000
      shares)                   -         -          -         (42)     (42)
                            --------  --------  ---------  --------  --------
Balances,
  December 31, 1996         $ 4,831   $62,735   $ 10,751   $  (107)  $78,210
                            ========  ========  =========  ========  ========



                    The accompanying notes are an integral part of the
                            consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31,
                                                  1996        1995       1994
                                                --------    --------   --------
                                                    (In thousands)
Cash Flows From Operating Activities:
    Income from continuing operations           $ 8,333     $ 3,751    $ 4,628
    Adjustments to reconcile income
      from continuing operations
      to net cash provided (used) by
      continuing operating activities:
        Depreciation, depletion,
          amortization and impairment            14,079      13,120     10,760
        Gain on disposition of assets              (185)       (723)      (813)
        Employee stock compensation plans           214         231        119
        Bad debt expense                            -            55         -
        Deferred tax benefit                      5,030        (682)        -
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
         Accounts receivable                     (5,444)     (2,280)        94
         Materials and supplies                    (254)       (550)       (74)
         Prepaid expenses and other                (418)        (94)      (396)
         Accounts payable                        (2,288)     (1,151)      (871)
         Accrued liabilities                        540         925        824
         Contract advances                          890         252        148
         Natural gas purchaser prepayments          167      (1,620)    (1,858)
                                                --------    --------   --------
             Net cash provided
               by continuing operating
               activities                        20,664      11,234     12,561
                                                --------    --------   --------
         Net cash flows from
           discontinued operations
           including changes in
           working capital                          -          (259)       532
                                                --------    --------   --------
             Net cash provided by
               operating activities              20,664      10,975     13,093
                                                --------    --------   --------









                 The accompanying notes are an integral part of the
                          consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    Year Ended December 31,
                                                  1996       1995       1994
                                                ---------  ---------  ---------
                                                        (In thousands)
Cash Flows From Investing Activities:
    Capital expenditures (including
      producing property acquisitions           $(34,111)  $(20,634)  $(28,227)
    Proceeds from disposition of assets            1,009      4,613      2,038
    Decrease in short-term investments               -          -           41
    (Acquisition) disposition
      of other assets                                215        -          141
    Proceeds of sale of
      discontinued operations                        -          369        -
                                                ---------  ---------  ---------
             Net cash used in
               investing activities              (32,887)   (15,652)   (26,007)
                                                ---------  ---------  ---------
Cash Flows From Financing Activities:
    Borrowings under line of credit               31,500     39,700     63,700
    Payments under line of credit                (32,000)   (35,900)   (51,300)
    Payments on notes payable and
    other long-term debt                             (20)    (1,000)      (480)
    Proceeds from sale of common stock            12,798        -          -
    Acquisition of treasury stock                    (42)      (230)       (80)
                                                ---------  ---------  ---------
             Net cash provided by
               financing activities               12,236      2,570     11,840
                                                ---------  ---------  ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                13     (2,107)    (1,074)

Cash and Cash Equivalents,
  Beginning of Year                                  534      2,641      3,715
                                                ---------  ---------  ---------
Cash and Cash Equivalents, End of Year          $    547   $    534   $  2,641
                                                =========  =========  =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
      Interest                                  $  3,189   $  3,214   $  1,548
      Income taxes                              $     63   $    -     $      2







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

Nature of Business

     The Company is engaged in the development, acquisition and production of oil and natural gas properties and the land contract drilling of oil and natural gas wells primarily in the Anadarko, Arkoma and South Texas Basins. These basins are located in Oklahoma, Texas, Kansas and Arkansas. Additional producing properties are located in Canada and other states, including New Mexico, Louisiana, North Dakota, Colorado, Wyoming, Montana, Alabama and Mississippi. The Company has an interest in 2,311 wells and serves as operator of 502 of those wells. Land contract drilling of oil and natural gas wells is performed for a wide range of customers using the 24 drilling rigs owned and operated by the Company.

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

Property and Equipment

     Drilling equipment, transportation equipment and other property and equipment are carried at cost. The Company provides for depreciation of drilling equipment on the units-of-production method based on estimated useful lives, including a minimum provision of 20 percent of the active rate when the equipment is idle. At December 31, 1995, the Company elected to take three rigs out of service, and at that time, the three drilling rigs and certain other components of the rig fleet were written down by $254,000 to their estimated market value. The Company uses the composite method of depreciation for drill pipe and collars and calculates the depreciation by footage actually drilled compared to total estimated remaining footage. Depreciation of other property and equipment is comput-ed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.

     Realization of the carrying value of the Company's property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets determined to be impaired based on estimated future net cash flows are reduced to estimated fair value. Changes in such estimates could cause the Company to reduce the carrying value of its property and equipment.

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

Oil and Natural Gas Operations

     The Company accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all produc-tive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. The Company's determination of its oil and natural gas reserves are reviewed annually by independent petroleum engineers. The average composite rates used for depreciation, depletion and amortization ("DD&A") were $3.90, $3.93 and $4.08 per equivalent barrel in 1996, 1995 and 1994, respectively. The Company's calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and natural gas properties. As discussed in Note 13, such estimates are imprecise. Changes in these estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties.

     No gains or losses are recognized upon the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

     The SEC's full cost accounting rules prohibit recognition of income in current operations for services performed on oil and natural gas properties in which the Company has an interest or on properties in which a part-nership, of which the Company is a general partner, has an interest. Accordingly, in 1994 the Company recorded $14,000 of contract drilling profits as a reduction of the carrying value of its oil and natural gas properties rather than including these profits in current operations. No contract drilling profits were realized on such interests in 1996 and 1995.

Limited Partnerships

     The Company, through its wholly owned subsidiary, Unit Petroleum Company, is a general partner in twelve oil and natural gas limited part-nerships sold privately and publicly. Certain of the Company's officers and directors own interests in some of these partnerships. Their interests were acquired generally on the same basis as other outside investors.

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

Natural Gas Balancing

     The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue which may be more or less than the Company's share of pro-rata production from certain wells. Based upon the Company's 1996 average spot market natural gas price of $2.15 per Mcf, the Company estimates its balancing position to be approximately
$6.4 million on under-produced properties and approximately $3.2 million on over-produced properties.

     The Company's policy is to expense its pro-rata share of lease oper-ating costs from all wells as incurred. Such expenses relating to the Company's balancing position on wells on which the Company has imbalances are not material.

Stock Based Compensation

     The Company applies APB Opinion 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1996, 1995 and 1994 no compensation expense has been recognized. As allowed by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," the Company has disclosed the pro forma effects of recording compensation for such option grants based on fair value in Note 7 to the financial statements.

Self Insurance

     The Company utilizes self insurance programs for employee group health and worker's compensation. Self insurance cost are accrued based upon the aggregate of estimated liabilities for reported claims and claims incurred but not yet reported.

Financial Instruments and Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. In addition, at December 31, 1996 and 1995, the Company had a concentration of cash of $2.6 million and $1.2 million, respectively, with one bank.

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

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

     On April 1, 1995, the Company's natural gas marketing operations were combined with a third party also involved in natural gas marketing activities forming GED Gas Services L.L.C. ("GED"). The combination was made to attain the increased volumes deemed necessary to profitably market third party natural gas. The Company owns a 34 percent interest in GED.
On November 1, 1995 GED sold its natural gas marketing operation. This sale removed the Company from the third party natural gas marketing business. The gain on the sale was $360,000 net of income tax of $221,000.

     The Company's former natural gas marketing activity has been presented as a discontinued operation. Summary results of operations data of the discontinued operations were as follows:

                                For the Year Ended December 31,
                                   1996      1995      1994
                                 --------  --------  --------
                                        (In Thousands)
   Results of Operations:
     Revenues attributable to
       discontinued operations   $   -     $13,548   $43,725
     Expenses attributable to
       discontinued operations       -      13,729    43,559
                                 --------  --------  --------
     Income (loss) attributable
       to discontinued operations
       before income taxes           -        (181)      166
     Income tax benefit              -          69       -
                                 --------  --------  --------
     Income (loss) attributable
       to discontinued
       operations                $   -     $  (112)  $   166
                                 ========  ========  ========


NOTE 3 - WARRANTS
-----------------

     In 1987, the Company issued 2.873 million Units, consisting of three shares of the Company's common stock and one warrant, at a price of $10.375 per Unit. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $4.375. Prior to the warrants expiration on August 30, 1996, 2.86 million warrants were exercised providing $12.5 million in additional capital to the Company.

NOTE 4 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

     In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements ("Settlement Agreement"), the Company has a prepayment balance of $2.3 million at December 31, 1996 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The December 31, 1996 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the Settlement Agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal annual payments over a five year period with the first payment due June 1, 1998. The prepayment amounts subject to recoupment from future production by the purchaser are being recorded as liabilities and are reflected in revenues as recoupment occurs. The Company anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997 and accordingly, the prepayment balance at December 31, 1996 is reported as a long-term liability. At the end of the Recoupment Period, the terms of the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate.

NOTE 5 - LONG-TERM DEBT
------------------------

     Long-term debt consisted of the following as of December 31, 1996 and 1995:

                                                        1996           1995
                                                     ---------      ---------
        Revolving credit and term loan,                   (In thousands)
          with interest at December 31,
          1996 and 1995 of 7.2 percent
          and 8.2 percent, respectively              $ 40,600       $ 41,100
        Other                                             -               20
                                                     ---------      ---------
                                                       40,600         41,120
        Less current portion                              -               20
                                                     ---------      ---------
            Total long-term debt                     $ 40,600       $ 41,100
                                                     =========      =========

     At December 31, 1996, the Company's loan agreement ("Loan Agreement") provided for a total loan commitment of $75 million consisting of a revolv-ing credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the Loan Agreement are limited to a semi-annual borrowing base computation which as of December 31, 1996 is $52 million.

     Borrowings under the revolving credit facility bear interest at the Chase Manhattan Bank, N.A. prime rate ("Prime Rate") or the London Interbank Offered Rates ("Libor Rate") plus 1.25 to 1.75 percent depending on the level of debt as a percentage of the total borrowing base. Subsequent to August 1, 1999, borrowings under the Loan Agreement bear interest at the Prime Rate plus .25 percent or the Libor rate plus 1.50 to
2.00 percent depending on the level of debt as a percentage of the total borrowing base.

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

     A facility fee of 1/2 of 1 percent is charged for any unused portion of the borrowing base. Virtually all of the Company's drilling rigs are collateral for such indebtedness and the balance of the Company's assets are subject to a negative pledge.

     The Loan Agreement includes prohibitions against (i) the payment of dividends (other than stock dividends) during any fiscal year in excess of 25 percent of the consolidated net income of the Company during the preced-ing fiscal year and only if working capital provided from operations during said year is equal to or greater than 175 percent of current maturities of long-term debt at the end of such year, (ii) the incurrence by the Company or any of its subsidiaries of additional debt with certain very limited exceptions and (iii) the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any property of the Company or any of its subsidiaries, except in favor of its banks. The Loan Agreement also requires that the Company maintain consolidated net worth of at least $48 million, a modified current ratio of not less than 1 to 1, a ratio of long-term debt, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1 to 1 and a ratio of total liabil-ities, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1.25 to 1. In addition, working capital provided by operations, as defined in the Loan Agreement, cannot be less than $12 million in any year.

     Estimated annual principal payments under the terms of all long-term debt from 1997 through 2001 are $0, $0, $3,383,000, $10,150,000 and
$10,150,000. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, long-term debt at December 31, 1996 approximates its fair value.

NOTE 6 - INCOME TAXES
---------------------

     A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income from continuing operations, to the Company's effective income tax expense is as follows:

                                             1996       1995       1994
                                           --------   --------   --------
                                                   (In thousands)
  Income tax expense computed by
    applying the statutory rate            $ 4,545    $ 1,048    $ 1,580
  Tax benefit of net operating
    loss carryforward                          -       (1,730)    (1,595)
  State income tax                             499        -            6
  Other                                        (10)        14         29
                                           --------   --------   --------
      Income tax expense (benefit)         $ 5,034    $  (668)   $    20
                                           ========   ========   ========

     Deferred tax assets and liabilities are comprised of the following at December 31, 1996 and 1995:

                                                        1996           1995
                                                     ---------      ---------
Deferred tax assets:                                      (In thousands)
    Allowance for losses                             $    443       $    670
    Net operating loss carryforwards                   17,586         17,058
    Statutory depletion carryforward                    2,260          2,260
    Investment tax credit carryforward                  3,530          3,530
                                                     ---------      ---------
        Gross deferred tax assets                      23,819         23,518

Valuation allowance                                    (3,530)        (3,530)
Deferred tax liability-
    Depreciation, depletion and amortization          (24,487)       (19,458)
                                                     ---------      ---------
Net deferred tax asset (liability)                   $ (4,198)      $    530
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

     At December 31, 1996, the Company has net operating loss carryforwards for regular tax purposes of approximately $46,279,000 and net operating loss carryforwards for alternative minimum tax purposes of approximately $37,636,000 which expire in various amounts from 1999 to 2011. The Company has investment tax credit carryforwards of approximately $3,530,000 which expire from 1997 to 2000. In addition, a statutory depletion carryforward of approximately $5,948,000, which may be carried forward indefinitely, is available to reduce future taxable income, subject to statutory limitations.

NOTE 7 - BENEFIT AND COMPENSATION PLANS
---------------------------------------

     In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan ("the Plan") whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, the Company's shareholders amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions. No shares were issued under the Plan in 1996, 1995 or 1994.

     At December 31, 1996, the Company also has a Stock Option Plan which provides for the granting of options for up to 1,500,000 shares of common stock to officers and employees. The plan permits the issuance of qualified or nonqualified stock options. Options granted become exercisable at the rate of 20 percent per year one year after being granted and expire after ten years from the original grant. The exercise price for options granted to date was based on the fair market value on the date of the grant.

     Activity pertaining to the Stock Option Plan is as follows:

                                               WEIGHTED
                                    NUMBER     AVERAGE
                                      OF       EXERCISE
                                    SHARES      PRICE
                                  ---------    --------

     Outstanding at
       January 1, 1994             829,000     $  2.04
         Granted                   102,500        3.00
         Exercised                 (16,000)       1.55
                                  ---------    --------
     Outstanding at
       December 31, 1994           915,500        2.16
         Granted                    26,000        3.22
         Exercised                 (65,900)       1.65
         Canceled                  (10,000)       1.88
                                  ---------    --------
     Outstanding at
       December 31, 1995           865,600        2.23
         Granted                   149,500        8.75
         Exercised                (371,200)       1.59
         Canceled                   (7,100)       2.92
                                  ---------    --------
     Outstanding at
       December 31, 1996           636,800     $  4.13
                                  =========    ========

                                   OUTSTANDING OPTIONS
                          --------------------------------------
                                        WEIGHTED       WEIGHTED
                           NUMBER       AVERAGE        AVERAGE
           EXERCISE          OF        REMAINING       EXERCISE
            PRICES         SHARES   CONTRACTUAL LIFE    PRICE
     -----------------------------------------------------------
          $1.50-$4.00      487,300      5 years         $2.72
             $8.75         149,500     10 years         $8.75


                                     EXERCISABLE OPTIONS
                                   -----------------------
                                                WEIGHTED
                                      NUMBER    AVERAGE
                          EXERCISE      OF      EXERCISE
                           PRICES     SHARES     PRICE
                      ------------------------------------
                       $1.50-$4.00   375,000    $ 2.64
                          $8.75         -       $   -


     Options for 375,000, 675,000 and 676,400 shares were exercisable with weighted average exercise prices of $2.64, $2.06 and $1.95 at December 31, 1996, 1995 and 1994, respectively.


     In February and May 1992, the Board of Directors and shareholders, respectively, approved the Unit Corporation Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). An aggregate of 100,000 shares of the Company's common stock may be issued upon exercise of the stock options.
On the first business day following each annual meeting of stockholders of the Company, each person who is then a member of the Board of Directors of the Company and who is not then an employee of the Company or any of its subsidiaries will be granted an option to purchase 2,500 shares of common stock. The option price for each stock option is the fair market value of the common stock on the date the stock options are granted. No stock options may be exercised during the first six months of its term except in case of death and no stock options are exercisable after ten years from the date of grant.

     Activity pertaining to the Directors' Plan is as follows:

                                                 WEIGHTED
                                    NUMBER       AVERAGE
                                      OF         EXERCISE
                                    SHARES        PRICE
                                   --------      --------

      Outstanding at
        January 1, 1994             20,000        $ 2.75
          Granted                   10,000          2.88
                                   --------      --------

      Outstanding at
        December 31, 1994           30,000          2.79
          Granted                   12,500          3.38
                                   --------      --------
      Outstanding at
        December 31, 1995           42,500          2.96
          Granted                   12,500          6.88
                                   --------      --------
      Outstanding at
        December 31, 1996           55,000(1)     $ 3.85
                                   ========      ========

-------------
      (1) All 55,000 options were exercisable at December 31, 1996.

     The Company applies APB Opinion 25 in accounting for its Stock Option Plan and Non-Employee Director's Stock Option Plan. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1996 and 1995. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                   1996       1995
                                  ------     ------
Net Income (In thousands):

    As reported                   $8,333     $3,999
                                  ======     ======
    Pro forma                     $8,244     $3,971
                                  ======     ======
Primary Earnings per Share:

    As reported                    $ .37      $ .19
                                   =====      =====
    Pro forma                      $ .36      $ .19
                                   =====      =====
Fully Diluted Earnings per Share:

    As reported                    $ .36      $ .19
                                   =====      =====
    Pro forma                      $ .36      $ .19
                                   =====      =====

     The fair value of each option granted is estimated using the Black-Scholes model. The Company's volatility of stock was 0.51 based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 6.55 and 6.45 percent in 1996 and 1995, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees within each grant. Fair value of options granted during 1996 and 1995 under the Stock Option Plan were $753,000 and $14,000, respectively, and under the Non-Employee Stock Option Plan were $56,000 and $27,000, respectively.

     Under the Company's 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Each employee's contribution, up to a specified maximum, may be matched by the Company in full or on a partial basis. The Company made discretionary contributions under the plan of 44,686, 46,659 and 32,685 shares of common stock and recognized expense of $268,000, $174,000 and $130,000 in 1996, 1995 and
1994, respectively.

     The Company provides a salary deferral plan ("Deferral Plan") which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy the Company's obligation under the Deferral Plan at December 31, 1996 and 1995 totaled $492,000 and $271,000 respectively. The Company recognizes payroll expense and records a liability at the time of deferral.

     Effective January 1, 1997, the Company adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with the Company is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 week's salary for every whole year of service completed with the Company up to a maximum of 104 weeks. Benefits received under the Separation Plan will be reduced by the amount of any other benefits received from other disability or severance plans which may be in effect during the payment period. To receive payments the recipient must waive any claims against the Company in exchange for receiving the separation benefits. Benefits associated with this plan will begin to be recognized in 1997 for anticipated payments under the Separation Plan.


NOTE 8 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

     The Company formed private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 1996, with a subsidiary of the Company serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with the Company in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with the Company in most drilling operations and most producing property acquisitions commenced by the Company for its own account during the period from the formation of the Partnership through December 31 of each year.

     Amounts received in the following years ended December 31 from both public and private Partnerships for which the Company is a general partner are as follows for the following years ended December 31:

                                                 1996       1995       1994
                                               --------   --------   --------
                                                       (In thousands)
      Contract drilling                        $     37   $     34   $     53
      Well supervision and other fees          $    349   $    356   $    226
      General and administrative
        expense reimbursement                  $    105   $    235   $    209

     A subsidiary of the Company paid the Partnerships, for which the Company or a subsidiary is the general partner, $31,000, $18,000 and $38,000 during the years ended December 31, 1996, 1995 and 1994, respectively, for purchases of natural gas production.

     During 1996, 1995 and 1994 a bank owned by one of the Company's Directors was a participant in the Company's Loan Agreement. The bank's total pro rata share of the Company's line of credit is currently limited to an amount not to exceed $1.5 million.


NOTE 9 - SHAREHOLDER RIGHTS PLAN
--------------------------------

     The Company maintains a Shareholder Rights Plan (the "Plan") designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all shareholders and to deter other abusive takeover tactics which are not in the best interest of shareholders.

     Under the terms of the Plan, each share of common stock is accompanied by one right, which given certain acquisition and business combination criteria, entitles the shareholder to purchase from the Company one one-hundredth of a newly issued share of Series A Participating Cumulative Preferred Stock at a price subject to adjustment by the Company or to purchase from an acquiring Company certain shares of its common stock or the surviving company's common stock at 50 percent of its value.

     The rights become exercisable 10 days after the Company learns that an acquiring person (as defined in the Plan) has acquired 15 percent or more of the outstanding common stock of the Company or 10 business days after the commencement of a tender offer which would result in a person owning 15 percent or more of such shares. The Company can redeem the rights for $0.01 per right at any date prior to the earlier of (i) the close of business on the tenth day following the time the Company learns that a person has become an acquiring person or (ii) May 19, 2005 (the "Expiration Date"). The rights will expire on the Expiration Date, unless redeemed earlier by the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases office space under the terms of operating leases expiring through January 31, 2002. Future minimum rental payments under the terms of the leases are approximately $368,000, $348,000, $341,000, $93,000 and $70,000 in 1997, 1998, 1999, 2000, and 2001, respectively.
Total rent expense incurred by the Company was $323,000, $307,000 and $210,000 in 1996, 1995 and 1994, respectively.

     The Company had letters of credit supported by its Loan Agreement totaling $1,070,000 at December 31, 1996.

     The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that the Company repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. The Company made repurchases of $30,000, $34,000 and $38,000 in 1996, 1995 and 1994,
respectively, for such limited partners' interests.

     The Company is a party to various legal proceedings arising in the ordinary course of its business none of which, in the Company's opinion, will result in judgements which would have a material adverse effect on the Company.

NOTE 11 - INDUSTRY SEGMENT INFORMATION
--------------------------------------
     The Company operates in the United States in two industry segments which are contract drilling and oil and natural gas exploration.  The
Company also has natural gas production in Canada which is not significant. Selected financial information by industry segment is as follows:
                                                                  Depreciation,
                                                                    Depletion,
                              Operating                            Amortization
                   Operating    Profit      Total      Capital    and Impairment
                   Revenues    (Loss)(1)  Assets(2)  Expenditures     Expense
                   ---------  --------    ---------   ----------    ----------
Year ended                             (In thousands)
  December 31, 1996:
    Drilling        $ 28,819   $ 1,616     $ 24,500    $   9,910     $   2,944
    Oil and
      natural gas     43,013    18,797      110,207       25,644        10,807
                    ---------  --------    ---------   ----------    ----------
                      71,832   $20,413      134,707       35,554        13,751
    Other                238   ========       3,286          989           328
                    ---------              ---------   ----------    ----------
        Total       $ 72,070               $137,993    $  36,543     $  14,079
                    =========              =========   ==========    ==========
Year ended
  December 31, 1995:
    Drilling        $ 20,211   $  (426)    $ 15,449    $   1,556     $   2,596
    Oil and
      natural gas     31,187     8,961       92,033       19,308        10,223
                    ---------  --------    ---------   ----------    ----------
                      51,398   $ 8,535      107,482       20,864        12,819
    Other              1,676   ========       3,440        1,089           301
                    ---------              ---------   ----------    ----------
        Total       $ 53,074               $110,922    $  21,953     $  13,120
                    =========              =========   ==========    ==========
Year ended
  December 31, 1994:
    Drilling        $ 16,952   $    13     $ 14,771    $   1,115     $   2,030
    Oil and
      natural gas     26,001     8,921       83,082       25,110         8,281
                    ---------  --------    ---------   ----------    ----------
                      42,953   $ 8,934       97,853       26,225        10,311
    Other                942   ========       5,956          764           449
    Discontinued
      operations         -                      124          -             -
                    ---------              ---------   ----------    ----------
        Total       $ 43,895               $103,933    $  26,989     $  10,760
                    =========              =========   ==========    ==========

(1) Operating profit is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense, income taxes or gain from litigation settlement.

(2) Identifiable assets are those used in the Company's operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.
                                     52

NOTE 12 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------

     Summarized quarterly financial information for 1996 and 1995 is as follows:
                                              Three Months Ended
                               ------------------------------------------------
                                March 31    June 30   September 30  December 31
                               ---------   ---------   ---------    ---------
                                   (In thousands except per share amounts)
Year ended December 31, 1996:

    Revenues                   $ 15,871    $ 17,107    $ 17,286     $ 21,806
                               =========   =========   =========    =========

    Gross profit(1)            $  3,851    $  4,376    $  4,683     $  7,503
                               =========   =========   =========    =========
    Income before
      income taxes             $  1,952    $  2,529    $  3,096     $  5,790
                               =========   =========   =========    =========

    Net Income                 $  1,219    $  1,589    $  1,899     $  3,626
                               =========   =========   =========    =========

Earnings Per Common Share:

    Primary                    $    .06    $    .07    $    .08      $    .15
                               =========   =========   =========     =========

    Fully diluted              $    .06    $    .07    $    .08      $    .15
                               =========   =========   =========     =========

                                               Three Months Ended
                               ------------------------------------------------
                                March 31    June 30   September 30  December 31
                               ---------   ---------   ---------    ---------
                                    (In thousands except per share amounts)
Year ended December 31, 1995:

    Revenues                   $ 12,388    $ 11,505    $ 14,117     $ 15,064
                               =========   =========   =========    =========
    Gross profit(1)            $  1,875    $  1,819    $  1,721     $  3,120
                               =========   =========   =========    =========
    Income from continuing
      operations               $    857(2) $    102    $    916(3)  $  1,876(4)
    Income (loss) from
      discontinued
      operations                     99         (81)        (35)         (95)
    Gain from sale of
      discontinued
      operations                    -           -           -            360
                               ---------   ---------   ---------    ---------
           Net Income          $    956(2) $     21    $    881(3)  $  2,141(4)
                               =========   =========   =========    =========
Earnings Per Common Share:
  (Both primary and fully diluted)
     Continuing
       operations              $    .05(2) $    -      $    .04(3)  $    .09(4)
     Discontinued
       operations                   -           -           -           (.01)
     Gain on sale of
       discontinued
       operations                   -           -           -            .02
                               ---------   ---------   ---------    ---------
           Net income          $    .05(2) $    -      $    .04(3)  $    .10(4)
                               =========   =========   =========    =========


(1)Gross Profit excludes other revenues, general and administrative expense and interest expense.

(2)Includes $635,000 gain on sale of natural gas compressors.

(3)Includes $850,000 gain from the settlement of litigation.

(4)Includes a net income tax benefit of $530,000.

 NOTE 13 - OIL AND NATURAL GAS INFORMATION (UNAUDITED)
-----------------------------------------------------

      The capitalized costs at year end and costs incurred during the year were as follows:

                                                USA      Canada       Total
                                            ---------    --------   ---------
                                                     (In thousands)
1996:
Capitalized costs:
    Proved properties                       $ 195,528    $    480   $ 196,008
    Unproved properties                         4,602         -         4,602
                                            ---------    --------   ---------
                                              200,130         480     200,610
    Less accumulated depreciation,
      depletion, amortization
      and impairment                          102,463         389     102,852
                                            ---------    --------   ---------
        Net capitalized costs               $  97,667    $     91   $  97,758
                                            =========    ========   =========
Cost incurred:
    Unproved properties                     $   1,640    $    -     $   1,640
    Producing properties                        2,338         -         2,338
    Exploration                                 1,501         -         2,501
    Development                                20,150          15      20,165
                                            ---------    --------   ---------
        Total costs incurred                $  25,629    $     15   $  25,644
                                            =========    ========   =========
1995:
Capitalized costs:
    Proved properties                       $ 171,259    $    465   $ 171,724
    Unproved properties                         3,501          -        3,501
                                            ---------    --------   ---------
                                              174,760         465     175,225
    Less accumulated depreciation,
      depletion, amortization
      and impairment                           91,739         379      92,118
                                            ---------    --------   ---------
        Net capitalized costs               $  83,021    $     86   $  83,107
                                            =========    ========   =========
Cost incurred:
    Unproved properties                     $   1,338    $     -    $   1,338
    Producing properties                        9,183          -        9,183
    Exploration                                 1,291          -        1,291
    Development                                 7,486          10       7,496
                                            ---------    --------   ---------
        Total costs incurred                $  19,298    $     10   $  19,308
                                            =========    ========   =========

                                               USA        Canada      Total
                                            ---------    --------   ---------
                                                      (In thousands)
1994:
Capitalized costs:
    Proved properties                       $ 154,688    $    455   $ 155,143
    Unproved properties                         2,250         -         2,250
                                            ---------    --------   ---------
                                              156,938         455     157,393
    Less accumulated depreciation,
      depletion, amortization
      and impairment                           81,583         368      81,951
                                            ---------    --------   ---------
        Net capitalized costs               $  75,355    $     87   $  75,442
                                            =========    ========   =========
Cost incurred:
    Unproved properties                     $     460    $    -     $     460
    Producing properties                       13,108         -        13,108
    Exploration                                 1,825         -         1,825
    Development                                 9,716           1       9,717
                                            ---------    --------   ---------
        Total costs incurred                $  25,109    $      1   $  25,110
                                            =========    ========   =========

     The results of operations for producing activities are provided below. Due to the Company's utilization of net operating loss carryforwards, income taxes were not significant and have not been included for the years 1995 and 1994.

                                                 USA       Canada      Total
                                             ---------    --------   ---------
                                                       (In thousands)

1996:
    Revenues                                 $ 40,432     $    60    $ 40,492
    Production costs                           11,195          14      11,209
    Depreciation, depletion
      and amortization                         10,723          11      10,734
                                             ---------    --------   ---------
                                               18,514          35      18,549
    Income tax expense                          6,986          15       7,001
                                             ---------    --------   ---------
    Results of operations for producing
      activities (excluding corporate
      overhead and financing costs)          $ 11,528     $    20    $ 11,548
                                             =========    ========   =========


1995:
    Revenues                                 $ 28,928     $    53    $ 28,981
    Production costs                            9,914          16       9,930
    Depreciation, depletion
      and amortization                         10,156          11      10,167
                                             ---------    --------   ---------
    Results of operations for producing
      activities before income taxes
      (excluding corporate overhead
      and financing costs)                   $  8,858     $    26    $  8,884
                                             =========    ========   =========

1994:
    Revenues                                 $ 23,964     $    67    $ 24,031
    Production costs                            7,011          19       7,030
    Depreciation, depletion
      and amortization                          8,165          53       8,218
                                             ---------    --------   ---------
    Results of operations for producing
      activities before income taxes
      (excluding corporate overhead
      and financing costs)                   $  8,788     $    (5)   $  8,783
                                             =========    ========   =========

     Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

                                   USA            Canada          Total
                             --------------------------------------------------
                                     Natural          Natural          Natural
                               Oil     Gas      Oil     Gas      Oil     Gas
                               Bbls    Mcf      Bbls    Mcf      Bbls    Mcf
                             ------- -------- ------- -------- ------- --------
                                               (In thousands)
1996:
Proved developed and
  undeveloped reserves:
    Beginning of year         5,428  107,950     -        778    5,428  108,728
    Revision of previous       (387)  (3,822)    -         26     (387)  (3,796)
      estimates
    Extensions, discoveries
      and other additions       718   34,625     -        -        718   34,625
    Purchases of minerals
      in place                   67    3,036     -        -         67    3,036
    Sales of minerals
      in place                  (43)    (407)    -        -        (43)    (407)
    Production                 (579) (12,974)    -        (51)    (579) (13,025)
                              ------ -------- ------- -------- -------- --------
    End of Year               5,204  128,408     -        753    5,204  129,161
                              ====== ======== ======= ======== ======== ========
Proved developed reserves:
    Beginning of year         4,697   94,975     -        350    4,697   95,325
    End of year               4,509  107,536     -        326    4,509  107,862


1995:
Proved developed and
  undeveloped reserves:
    Beginning of year         4,308   92,566     -        794    4,308   93,360
    Revision of previous
      estimates                 910    9,525     -        (10)     910    9,515
    Extensions, discoveries
      and other additions       305    7,910     -         48      305    7,958
    Purchases of minerals
      in place                  500   10,892     -        -        500   10,892
    Sales of minerals
      in place                  (18)    (938)    -        -        (18)    (938)
    Production                 (577) (12,005)    -        (54)    (577) (12,059)
                              ------ -------- ------- -------- -------- --------
    End of Year               5,428  107,950     -        778    5,428  108,728
                              ====== ======== ======= ======== ======== ========
Proved developed reserves:
    Beginning of year         3,521   80,110     -        359    3,521   80,469
    End of year               4,697   94,975     -        350    4,697   95,325

                                   USA            Canada          Total
                             --------------------------------------------------
                                     Natural          Natural          Natural
                               Oil     Gas      Oil     Gas      Oil     Gas
                               Bbls    Mcf      Bbls    Mcf      Bbls    Mcf
                             ------- -------- ------- -------- ------- --------
                                               (In thousands)
1994:
Proved developed and
  undeveloped reserves:
    Beginning of year         3,304   71,379     -        861   3,304   72,240
    Revision of previous
      estimates                 (97)    (571)    -        (14)    (97)    (585)
    Extensions, discoveries
      and other additions       601   17,426     -        -       601   17,426
    Purchases of minerals
      in place                  910   14,075     -        -       910   14,075
    Sales of minerals
      in place                   (4)    (137)    -        -        (4)    (137)
    Production                 (406)  (9,606)    -        (53)   (406)  (9,659)
                             ------- -------- ------- -------- ------- --------
    End of Year               4,308   92,566     -        794   4,308   93,360
                             ======= ======== ======= ======== ======= ========
Proved developed reserves:
    Beginning of year         3,187   65,395     -        426   3,187   65,821
    End of year               3,521   80,110     -        359   3,521   80,469

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

     Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data as previously explained. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is therefore subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escala-tions or de-escalations have been considered, the results are not neces-sarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

     The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows:

                                                 USA      Canada     Total
                                              ---------  --------  ---------
                                                      (In thousands)
1996:
      Future cash flows                       $626,945   $ 2,735   $629,680
      Future production and
        development costs                      171,749       339    172,088
      Future income tax expenses               125,540     1,422    126,962
                                              ---------  --------  ---------
      Future net cash flows                    329,656       974    330,630
      10% annual discount for
        estimated timing of cash flows         129,610       368    129,978
                                              ---------  --------  ---------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves              $200,046   $   606   $200,652
                                              =========  ========  =========
1995:
      Future cash flows                       $320,916   $ 1,462   $322,378
      Future production and
        development costs                      107,830       304    108,134
      Future income tax expenses                49,437       660     50,097
                                              ---------  --------  ---------
      Future net cash flows                    163,649       498    164,147
      10% annual discount for
        estimated timing of cash flows          60,826       183     61,009
                                              ---------  --------  ---------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves              $102,823   $   315   $103,138
                                              =========  ========  =========
1994:
      Future cash flows                       $234,171   $ 1,255   $235,426
      Future production and
        development costs                      105,876       311    106,187
      Future income tax expenses                20,161       524     20,685
                                              ---------  --------  ---------
      Future net cash flows                    108,134       420    108,554
      10% annual discount for
        estimated timing of cash flows          30,116       170     30,286
                                              ---------  --------  ---------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves              $ 78,018   $   250   $ 78,268
                                              =========  ========  =========

    The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:
                                                USA      Canada     Total
                                             ---------  --------  ---------
                                                    (In thousands)
1996:
    Sales and transfers of oil and
      natural gas produced,
      net of production costs                $(29,237)   $  (46)  $(29,283)
    Net changes in prices and
      production costs                         92,541       738     93,279
    Revisions in quantity estimates
      and changes in production timing        (13,390)       58    (13,332)
    Extensions, discoveries and improved
      recovery, less related costs             69,942         -     69,942
    Purchases of minerals in place              5,821         -      5,821
    Sales of minerals in place                   (514)        -       (514)
    Accretion of discount                      12,101        71     12,172
    Net change in income taxes                (44,039)     (470)   (44,509)
    Other - net                                 3,998       (60)     3,938
                                             ---------  --------  ---------
    Net change                                 97,223       291     97,514
    Beginning of year                         102,823       315    103,138
                                             ---------  --------  ---------
    End of year                              $200,046   $   606   $200,652
                                             =========  ========  =========
1995:
    Sales and transfers of oil and
      natural gas produced,
      net of production costs                $(19,015)  $   (36)  $(19,051)
    Net changes in prices and
      production costs                         28,857       112     28,969
    Revisions in quantity estimates
      and changes in production timing         (6,620)      (10)    (6,630)
    Extensions, discoveries and improved
      recovery, less related costs             11,320        49     11,369
    Purchases of minerals in place             11,897         -     11,897
    Sales of minerals in place                   (968)        -       (968)
    Accretion of discount                       8,447        54      8,501
    Net change in income taxes                (11,727)     (105)   (11,832)
    Other - net                                 2,614         1      2,615
                                             ---------  --------  ---------
    Net change                                 24,805        65     24,870
    Beginning of year                          78,018       250     78,268
                                             ---------  --------  ---------
    End of year                              $102,823   $   315   $103,138
                                             =========  ========  =========

                                                USA      Canada     Total
                                             ---------  --------  ---------
1994:
    Sales and transfers of oil and
      natural gas produced,
      net of production costs                $(16,953)  $   (48)  $(17,001)
    Net changes in prices and
      production costs                        (14,941)      206    (14,735)
    Revisions in quantity estimates
      and changes in production timing           (482)       (5)      (487)
    Extensions, discoveries and improved
      recovery, less related costs             17,050         -     17,050
    Purchases of minerals in place             13,426         -     13,426
    Sales of minerals in place                   (138)        -       (138)
    Accretion of discount                       7,915        35      7,950
    Net change in income taxes                   (457)     (177)      (634)
    Other - net                                  (554)        8       (546)
                                             ---------  --------  ---------
    Net change                                  4,866        19      4,885
    Beginning of year                          73,152       231     73,383
                                             ---------  --------  ---------
    End of year                              $ 78,018   $   250   $ 78,268
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

     In early 1997, the natural gas industry has experienced a downturn in natural gas prices. The Company's reserves were determined at December 31,1996 using a natural gas price of approximately $3.63 per Mcf for natural gas not subject to long-term contracts. During February 1997, the natural gas prices received by the Company fell to approximately $2.75 per Mcf for natural gas not subject to long-term contracts. This decrease in natural gas prices would have a significant effect on the SMOG value of the Company's reserves at December 31, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Shareholders and Board of Directors
Unit Corporation

We have audited the accompanying consolidated balance sheets of Unit Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows and the related financial statement schedule for each of the three years in the period ended December 31, 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unit Corporation and subsidiaries as of December 31, 1996 and 1995, and the con-solidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
February 18, 1997

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

     NAME                 AGE                        POSITION
           -----------------------------------------------------------

King P. Kirchner          69        Chairman of the Board, Chief Executive
                                    Officer and Director

John G. Nikkel            62        President, Chief Operating Officer and
                                    Director

Earle Lamborn             62        Senior Vice President, Drilling and
                                    Director

Philip M. Keeley          55        Senior Vice President, Exploration and
                                    Production

Larry D. Pinkston         42        Vice President, Treasurer and Chief
                                    Financial Officer

Mark E. Schell            39        General Counsel and Secretary
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

     Mr. Schell joined the Company in January of 1987, as its Secretary and General Counsel. From 1979 until joining the Company, Mr. Schell was Counsel, Vice President and a member of the Board of Directors of C & S Exploration, Inc. He received a Bachelor of Science degree in Political Science from Arizona State University and his Juris Doctorate degree from the University of Tulsa Law School. He is a member of the Oklahoma and American Bar Association as well as being a member of the American Corporate Counsel Association and the American Society of Corporate Secretaries.

     The balance of the information required in this Item 10 is incorpo-rated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders.

 Item 11.Executive Compensation
---------------------------------

     Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders.

Item 13.   Certain Relationships and Related Transactions
--------------------------------------------------------

     Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 annual meeting of stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

 (a)  Financial Statements, Schedules and Exhibits:

1. Financial Statements:
   ---------------------
      Included in Part II of this report:
          Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December
            31, 1996, 1995 and 1994
          Consolidated Statements of Changes in Shareholders' Equity for the
            years ended December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the years ended December
            31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements
          Report of Independent Accountants

2. Financial Statement Schedules:
   ------------------------------
          Included in Part IV of this report for the years ended December 31,
            1996, 1995 and 1994:
              Schedule II - Valuation and Qualifying Accounts and Reserves

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

10.1.21 First Amendment to the Loan Agreement effective as of September 4, 1996, by and between Unit Corporation and Bank of Oklahoma, N.A., The First National Bank of Boston, Bank IV Oklahoma, N.A. and American National Bank and Trust Company of Shawnee (filed as an Exhibit to the Company's Quarterly
          Report under cover of Form 10-Q for the quarter ended
          September 30, 1996, which is incorporated herein by reference).

10.1.22 Second Amendment to the Loan Agreement effective as of December 16, 1996 by and between Unit Corporation and Bank of Oklahoma,N.A., The First National Bank of Boston, Boatman's National Bank of Oklahoma and American National Bank and Trust Company of Shawnee (filed herewith).

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

10.2.22* The Company's Stock Option Plan (filed as an Exhibit to the Company's Registration Statement on Form S-8 as S.E.C. File No's. 33-19652, 33-44103 and 33-64323 which is incorporated herein by reference)

10.2.23* Unit Corporation Non-Employee Directors' Stock Option Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-49724, which is incorporated herein by reference).

10.2.24* Unit Corporation Employees' Thrift Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-53542, which is incorporated herein by reference).

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

10.2.28 Unit 1995 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to the Company's Annual Report, under cover of Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference).

10.2.29 Unit 1996 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to the Company's Annual Report under cover of Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference).

10.2.30* Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (filed herewith).

10.2.31 Unit 1997 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herewith).

10.5 Acquisition and Development Agreement, dated September 26, 1991, between Registrant and Municipal Energy Agency of
          Nebraska (filed as an Exhibit to Form 8-K dated September 30, 1991, which is incorporated herein by reference).

10.6 Purchase and Sale Agreement, dated May 22, 1992, between Esco Exploration, Inc. and Aleco Production Company (as "Seller") and Unit Petroleum Company (a "Buyer") and Helmerich & Payne, Inc. (a "Buyer") (filed as an Exhibit to Form 8-K dated May 21, 1992, which is incorporated herein by reference).

10.7 Asset Purchase Agreement, dated as of November 28, 1994, between the Registrant and Patrick Petroleum Corp of Michigan and American National Petroleum Company (filed as an Exhibit to Form 8-K dated December 15, 1994, which is incorporated herein by reference).

21        Subsidiaries of the Registrant (filed herewith).

23        Consent of Independent Accountants (filed herewith).

27        Financial Data Schedules (filed herewith).

* Indicates a management contract or compensatory plan identified pursuant to the requirements of Item 14 of Form 10-K.

   (b)  Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                Schedule II

                     UNIT CORPORATION AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

                                               Additions               Balance
                               Balance at     charged to  Deductions      at
                                beginning      costs &      & net       end of
  Description                   of period      expenses   write-offs    period
  -----------                   ---------      --------   ---------   --------
                                                  (In thousands)
  Year ended
    December 31, 1996            $   116       $    -      $    12    $   104
                                 ========      ========    ========   ========
  Year ended
    December 31, 1995            $   289       $    55     $   228    $   116
                                 ========      ========    ========   ========
  Year ended
    December 31, 1994            $   411       $    -      $   122    $   289
                                 ========      ========    ========   ========

Deferred Tax Asset Valuation Allowance:

                               Balance at                           Balance at
                                beginning                              end of
  Description                   of period     Additions  Deductions    period
  -----------                   ---------      --------   ---------   --------
                                                  (In thousands)
  Year ended
    December 31, 1996            $ 3,530       $    -      $    -     $ 3,530
                                 ========      ========    ========   ========
  Year ended
    December 31, 1995            $ 6,423       $    -      $ 2,893    $ 3,530
                                 ========      ========    ========   ========
  Year ended
    December 31, 1994            $ 8,218       $    -      $ 1,795    $ 6,423
                                 ========      ========    ========   ========

                                SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNIT CORPORATION
  DATE: March 17, 1997               By:  /s/ John G. Nikkel
        --------------                    ----------------------
                                          JOHN G. NIKKEL
                                          President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 1997.

               Name                                 Title
       /s/  King P. Kirchner
 -------------------------------       Chairman of the Board and Chief
       KING P. KIRCHNER                Executive Officer, Director

       /s/  John G. Nikkel
 -------------------------------       President and Chief Operating
       JOHN G. NIKKEL                  Officer, Director

       /s/Earle Lamborn
 -------------------------------       Senior Vice President, Drilling,
       EARLE LAMBORNDirector

       /s/Larry D. Pinkston
 -------------------------------       Vice President, Chief Financial
       LARRY D. PINKSTON               Officer and Treasurer

       /s/Stanley W. Belitz
 -------------------------------       Controller
       STANLEY W. BELITZ

       /s/Don Bodard
 -------------------------------       Director
       DON BODARD

       /s/Don Cook
 -------------------------------       Director
       DON COOK

       /s/William B. Morgan
 -------------------------------       Director
       WILLIAM B. MORGAN

       /s/John S. Zink
 -------------------------------       Director
       JOHN S. ZINK


 -------------------------------       Director
       JOHN H. WILLIAMS

                               EXHIBIT INDEX
                          -----------------------

   Exhibit
      No.                   Description                               Page
 ---------   --------------------------------------------            -----

 10.1.22 Second Amendment to the Loan Agreement effective as of December 16, 1996 by and between Unit Corporation and Bank of Oklahoma, N.A., The First National Bank of Boston, Boatman's National Bank of Oklahoma and American National Bank and Trust Company of Shawnee.

 10.2.30     Separation Benefit Plan of Unit Corporation and
             Participating Subsidiaries.

 10.2.31     Unit 1997 Employee Oil and Gas Limited
             Partnership Agreement of Limited Partnership.

   21        Subsidiaries of the Registrant.

   23        Consent of Independent Accountants.

   27        Financial Data Schedule.