Form 10-Q
period 1997-03-31
UNIT CORP
filed 1997-05-06
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period ended March 31, 1997
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                24,176,734
                  Class                    Outstanding at May 5, 1997

                          UNIT CORPORATION

                              INDEX


                                                                     Page
PART I.    Financial Information:                                    Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                March 31, 1997 and December 31, 1996                   2

              Consolidated Condensed Statements of Operations
                Three Months Ended March 31, 1997 and 1996             3

              Consolidated Condensed Statements of Cash Flows
                Three Months Ended March 31, 1997 and 1996             4

              Notes to Consolidated Condensed Financial Statements     5

              Report of Review by Independent Accountants              7

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               8

PART II.   Other Information:

          Item 1 - Legal Proceedings                                  12

          Item 2 - Changes in Securities                              12

          Item 3 - Defaults Upon Senior Securities                    12

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                                 12

          Item 5 - Other Information                                  12

          Item 6 - Exhibits and Reports on Form 8-K                   12


Signatures                                                            13

Item 1.                      Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   March 31, December 31,
                                                     1997        1996
                                                  ----------  ----------
ASSETS                                            (Unaudited)
------                                                (In thousands)
Current Assets:
    Cash and cash equivalents                     $   2,880   $     547
    Accounts receivable                              13,901      15,842
    Other                                             3,852       3,766
                                                  ----------  ----------
        Total current assets                         20,633      20,155
                                                  ----------  ----------
Property and Equipment:
    Total cost                                      299,785     293,917
    Less accumulated depreciation, depletion,
      amortization and impairment                   180,000     176,211
                                                  ----------  ----------
        Net property and equipment                  119,785     117,706
                                                  ----------  ----------
Other Assets                                            291         132
                                                  ----------  ----------
Total Assets                                      $ 140,709   $ 137,993
                                                  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt             $     -     $     -
    Accounts payable                                  8,944       6,893
    Accrued liabilities                               5,707       5,816
                                                  ----------  ----------
        Total current liabilities                    14,651      12,709
                                                  ----------  ----------
Natural Gas Purchaser Prepayments (Note 2)            2,112       2,276
                                                  ----------  ----------
Long-Term Debt                                       35,000      40,600
                                                  ----------  ----------
Deferred Income Taxes                                 6,363       4,198
                                                  ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                    -           -
    Common stock $.20 par value, 40,000,000
      shares authorized, 24,186,597 and
      24,157,312 shares issued, respectively          4,837       4,831
    Capital in excess of par value                   63,180      62,735
    Retained earnings                                14,625      10,751
    Treasury stock, at cost, 9,863 and
      28,755 shares, respectively                       (59)       (107)
                                                  ----------  ----------
        Total shareholders' equity                   82,583      78,210
                                                  ----------  ----------
Total Liabilities and Shareholders' Equity        $ 140,709   $ 137,993
                                                  ==========  ==========
                 The accompanying notes are an integral part of the
                     consolidated condensed financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                                    March 31,
                                                1997        1996
                                             ----------  ----------
                                            (In thousands except per
                                                  share amounts)
Revenues:
    Contract drilling                        $  11,037   $   6,086
    Oil and natural gas                         13,259       9,763
    Other                                           26          22
                                             ----------  ----------
            Total revenues                      24,322      15,871
                                             ----------  ----------
Expenses:
    Contract drilling:
        Operating costs                          8,729       5,373
        Depreciation                               912         631
    Oil and natural gas:
        Operating costs                          3,528       3,387
        Depreciation, depletion and
          amortization                           3,157       2,607
    General and administrative                   1,117       1,116
    Interest                                       660         805
                                             ----------  ----------
            Total expenses                      18,103      13,919
                                             ----------  ----------
Income Before Income Taxes                       6,219       1,952
                                             ----------  ----------
Income Tax Expense:
    Current                                         43          15
    Deferred                                     2,302         718
                                             ----------  ----------
            Total income taxes                   2,345         733
                                             ----------  ----------
Net Income                                   $   3,874   $   1,219
                                             ==========  ==========
Net Income Per Common Share:
    Primary                                  $     .16   $     .06
                                             ==========  ==========
    Fully diluted                            $     .16   $     .06
                                             ==========  ==========
Weighted Average Shares Outstanding:
    Primary                                     24,531      21,404
                                             ==========  ==========
    Fully diluted                               24,531      21,488
                                             ==========  ==========





                The accompanying notes are an integral part of the
                    consolidated condensed financial statements

UNIT CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH
  FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                    ----------   ----------
                                                         (In thousands)
Cash Flows From Operating Activities:
    Net income                                      $   3,874      $ 1,219
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation, depletion and amortization        4,153        3,319
        Other-net                                         223          205
        Deferred income tax expense                     2,302          718
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                             1,941         (834)
        Accounts payable                                4,073        1,281
        Natural gas purchaser prepayments (Note 2)       (164)        (265)
        Other-net                                        (195)        (391)
                                                    ----------   ----------
            Net cash provided by
              operating activities                     16,207        5,252
                                                    ----------   ----------
Cash Flows From (Used In) Investing Activities:
    Capital expenditures                               (8,293)      (5,740)
    Proceeds from disposition of assets                    58          121
    Other-net                                            (159)         134
                                                    ----------   ----------
            Net cash used in investing activities      (8,394)      (5,485)
                                                    ----------   ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit     (5,600)         200
    Net payments of notes payable
      and long-term debt                                  -             (7)
    Other-net                                             120           90
                                                    ----------   ----------
            Net cash from (used in)
              financing activities                     (5,480)         283
                                                    ----------   ----------
Net Increase in Cash and Cash Equivalents               2,333           50

Cash and Cash Equivalents, Beginning of Year              547          534
                                                    ----------   ----------
Cash and Cash Equivalents, End of Period            $   2,880    $     584
                                                    ==========   ==========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the three months ended March 31, for:

        Interest                                    $      73    $     590
        Income taxes                                $     -      $       5

              The accompanying notes are an integral part of the
                 consolidated condensed financial statements

                      UNIT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results for the three months ended March 31, 1997 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

         In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $2.1 million at March 31, 1997 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The March 31, 1997 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period, with the first payment due June 1, 1998. The prepayment amounts subject to recoupment from future production by the purchaser are being recorded as
liabilities and are reflected in revenues as recoupment occurs.   The Company
anticipates the maximum balance of $3 million will be unrecouped at December 31, 1997 and accordingly, the prepayment balance at March 31, 1997 is reported as a long-term liability. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 31, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 1997, and the related consoli-dated condensed statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Unit Corporation and subsidiaries at December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated February 18, 1997 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L. L. P.


Tulsa, Oklahoma
April 28, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

      The Company's bank loan agreement (the "Credit Agreement") provides for a total commitment of $75 million, consisting of a revolving credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $52 million of the commitment is available to the Company. At March 31, 1997 borrowings under the Credit Agreement totaled $35.0 million and the average interest rate in the first quarter of 1997 was
7.1 percent compared to the average interest rate of 7.8 percent in the first quarter of 1996. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

      The Company's shareholders' equity at March 31, 1997 was $82.6 million resulting in a ratio of long-term debt-to-equity of .42 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. Net cash provided by operating activities for the first three months of 1997 was $16.2 million as compared to $5.3 million for the first three months of 1996. The increase in 1997, as compared to 1996, was primarily due to higher spot market natural gas prices, natural gas production, contract drilling dayrates and drilling rig utilization combined with decreases in accounts receivable and increases in accounts payable.

      During the first quarter of 1997, the Company had capital expenditures of $6.3 million. Approximately 73 percent of the expenditures were for oil and natural gas exploration and development drilling and the remainder was for the Company's contract drilling operations. The Company plans to continue its focus on development drilling during the remainder of 1997. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $31 million on its exploration capital expenditures program in 1997 and approximately $6 million on drilling capital expenditures. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's current Credit Agreement.

      The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the March 31, 1997 prepayment balance of $2.1 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement

Agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. The monthly payments will end at the end of 1997. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess is applied to reduce any then outstanding Prepayment Balance. At the end of the Recoupment Period, the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period with the first payment due June 1, 1998. Whether the maximum balance of $3 million will be unrecouped at December 31, 1997 will depend on the election of the purchaser during the balance of 1997. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $165,000 and $295,000 in the first quarters of 1997 and 1996, respectively.

      Both average oil and spot market natural gas prices received during the first quarter of 1997 were substantially higher than during the same period in 1996. The average oil price received by the Company during the first quarter of 1997 was $21.56 per barrel which was a $3.60 per barrel increase. Average spot market natural gas prices increased to $2.71 per Mcf a $.83 per Mcf increase. However, by the end of the first quarter of 1997, oil prices received by the Company had dropped to approximately $20.50 per barrel and spot market natural gas prices had declined to approximately $1.60 per Mcf. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 81 percent of the Company's reserves, the large drop in spot market natural gas prices had a significant adverse effect on the value of the Company's reserves at the end on the quarter and further price declines could cause the Company to reduce the carrying value of its oil and natural gas properties. Such decreases, if sustained, will also adversely effect the Company's cash flow in future quarters and possibly beyond due to reduced oil and natural gas revenues and if continued over an extended period will adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual borrowing base determination under the Company's current Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

      The Company's ability to utilize its full complement of drilling rigs is restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1997.

      In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 125,100 shares
                                     9
have been repurchased at prices ranging from $2.50 to $8.275 per share.
During the first quarters of 1997 and 1996, 23,892 and 44,686 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At March 31, 1997 9,863 treasury shares were held by the Company.

SAFE HARBOR STATEMENT
---------------------

      With the exception of historical information many of the matters discussed in this report are forward looking statements that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated bank debt. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------

      The Company reported net income of $3,874,000 in the first quarter of 1997 as compared to net income of $1,219,000 for the first quarter of 1996. Increased spot market natural gas prices when compared with the same period in 1996 along with increased natural gas production, contract drilling dayrates and drilling rig utilization all contributed to the increase in net income.

      Oil and natural gas revenues increased 36 percent in the first quarter of 1997 as compared to the first quarter of 1996. As a result of the Company's 1996 development drilling program, natural gas production increased by 11 percent. Oil production decreased 16 percent due primarily to reduced production from several high volume wells in southeast New Mexico. These wells had produced beyond their allowable production rate during 1995 and as a result, their production has been curtailed between the comparative quarters. Average oil prices received by the Company increased 20 percent partially offsetting the decline in oil volumes produced while average natural gas prices received by the Company increased 39 percent between the comparative quarters. The increase in natural gas prices was caused by a $.83 rise in average spot market prices and was partially offset by a decline in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The first quarter 1997 production from wells covered by the Settlement Agreement represented 3 percent of the Company's natural gas production as compared to 4 percent in the first quarter of 1996. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $165,000 and $295,000 in the first quarters of 1997 and 1996, respectively.

      Oil and natural gas operating margins (revenues less operating costs) improved from 65 percent in the first quarter of 1996 to 73 percent in the first quarter of 1997. Total operating costs increased 4 percent. Total depreciation, depletion and amortization ("DD&A") increased 21 percent between the comparative quarters due to increased production and an increase in the Company's DD&A rate. The Company's average DD&A rate per equivalent barrel increased from $3.77 in the first quarter of 1996 to $4.36 in the first quarter of 1997.

      Contract drilling revenues increased 81 percent for the comparative quarters due to increases in both rig utilization and dayrates. Rig utilization averaged 20.1 rigs in the first quarter of 1997 as opposed to 13.1 rigs in the first quarter of 1996 while average revenue per rig per operating day for all types of contracts increased by over 16 percent. Contract drilling operating margins (revenues less operating costs) were 21 percent in the first quarter of 1997 as compared to 12 percent in the first quarter of 1996.

      Interest expense decreased 18 percent as average long-term bank debt decreased 11 percent between the first quarter of 1997 and the first quarter of 1996 and the average interest rate incurred by the Company dropped from 7.8 percent to 7.1 percent.

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

Item 5.    Other Information
--------------------------

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K
-----------------------------------------

           (a)   Exhibits:
                     15    Letter re: Unaudited Interim Financial Information

                     27    Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNIT CORPORATION

Date:           May 6, 1997       By:   /s/  John G. Nikkel
          ----------------------        -----------------------------
                                        JOHN G. NIKKEL
                                        President, Chief Operating Officer
                                        and Director

Date:           May 6, 1997       By:   /s/  Larry D. Pinkston
          ----------------------        -----------------------------
                                        LARRY D. PINKSTON
                                        Vice President, Chief Financial
                                        Officer and Treasurer