Form 10-Q
period 1997-06-30
UNIT CORP
filed 1997-08-07
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period ended June 30, 1997
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                24,178,234
                  Class                  Outstanding at August 1, 1997

                          UNIT CORPORATION

                              INDEX


                                                                      Page
PART I.   Financial Information:                                      Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                June 30, 1997 and December 31, 1996                     2

              Consolidated Condensed Statements of Operations
                Three and Six Months Ended June 30, 1997 and 1996       3

              Consolidated Condensed Statements of Cash Flows
                Six Months Ended June 30, 1997 and 1996                 4

              Notes to Consolidated Condensed Financial Statements      5

              Report of Review by Independent Accountants               7

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                8

PART II.   Other Information:

          Item 1 - Legal Proceedings                                   13

          Item 2 - Changes in Securities                               13

          Item 3 - Defaults Upon Senior Securities                     13

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                                  13

          Item 5 - Other Information                                   13

          Item 6 - Exhibits and Reports on Form 8-K                    13


Signatures                                                             14

Item 1.                     Financial Statements
                     UNIT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  June 30,   December 31,
                                                    1997         1996
ASSETS                                           ----------   ----------
------                                           (Unaudited)
Current Assets:                                      (In thousands)
    Cash and cash equivalents                     $     690   $     547
    Accounts receivable                              13,381      15,842
    Other                                             4,592       3,766
                                                  ----------  ----------
        Total current assets                         18,663      20,155
                                                  ----------  ----------
Property and Equipment:
    Total cost                                      307,606     293,917
    Less accumulated depreciation, depletion,
      amortization and impairment                   183,901     176,211
                                                  ----------  ----------
        Net property and equipment                  123,705     117,706
                                                  ----------  ----------
Other Assets                                            285         132
                                                  ----------  ----------
Total Assets                                      $ 142,653   $ 137,993
                                                  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt             $     -     $     -
    Current portion of natural gas purchaser
      prepayments (Note 2)                              371         -
    Accounts payable                                  7,933       6,893
    Accrued liabilities                               5,695       5,816
                                                  ----------  ----------
        Total current liabilities                    13,999      12,709
                                                  ----------  ----------
Natural Gas Purchaser Prepayments (Note 2)            1,482       2,276
                                                  ----------  ----------
Long-Term Debt                                       35,800      40,600
                                                  ----------  ----------
Deferred Income Taxes                                 7,351       4,198
                                                  ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                    -           -
    Common stock $.20 par value, 40,000,000
      shares authorized, 24,188,097 and
      24,157,312 shares issued, respectively          4,838       4,831
    Capital in excess of par value                   63,185      62,735
    Retained earnings                                16,057      10,751
    Treasury stock, at cost, 9,863 and
      28,755 shares, respectively                       (59)       (107)
                                                  ----------  ----------
        Total shareholders' equity                   84,021      78,210
                                                  ----------  ----------
Total Liabilities and Shareholders' Equity        $ 142,653   $ 137,993
                                                  ==========  ==========
               The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    1997         1996       1997        1996
                                 ----------  ----------  ----------  ----------
                                     (In thousands except per share amounts)
Revenues:
    Contract drilling            $  10,277   $   6,710   $  21,314   $  12,796
    Oil and natural gas              9,546      10,422      22,805      20,185
    Other                              (17)        (25)          9          (3)
                                 ----------  ----------  ----------  ----------
            Total revenues          19,806      17,107      44,128      32,978
                                 ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs              8,578       5,956      17,307      11,329
        Depreciation                 1,003         739       1,915       1,370
    Oil and natural gas:
        Operating costs              3,175       3,439       6,703       6,826
        Depreciation, depletion
          and amortization           2,906       2,622       6,063       5,229
    General and administrative       1,201       1,013       2,318       2,129
    Interest                           644         809       1,304       1,614
                                 ----------  ----------  ----------  ----------
            Total expenses          17,507      14,578      35,610      28,497
                                 ----------  ----------  ----------  ----------
Income Before Income Taxes           2,299       2,529       8,518       4,481
                                 ----------  ----------  ----------  ----------
Income Tax Expense:
    Current                             16           8          59          30
    Deferred                           851         932       3,153       1,643
                                 ----------  ----------  ----------  ----------
            Total income taxes         867         940       3,212       1,673
                                 ----------  ----------  ----------  ----------
Net Income                       $   1,432   $   1,589   $   5,306   $   2,808
                                 ==========  ==========  ==========  ==========
Net Income Per Common Share:
    Primary                      $     .06   $     .07   $     .22   $     .13
                                 ==========  ==========  ==========  ==========
    Fully diluted                $     .06   $     .07   $     .22   $     .13
                                 ==========  ==========  ==========  ==========
Weighted Average Shares
  Outstanding:
    Primary                         24,548      22,663      24,540      22,127
                                 ==========  ==========  ==========  ==========
    Fully diluted                   24,567      22,682      24,564      22,448
                                 ==========  ==========  ==========  ==========




               The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Six Months Ended
                                                        June 30,
                                                    1997        1996
                                                 ----------  ----------
                                                     (In thousands)
Cash Flows From Operating Activities:
    Net Income                                   $   5,306   $   2,808
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization     8,145       6,763
        Deferred income tax expense                  3,290       1,643
        Other-net                                      217         214
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                          2,461      (2,231)
        Accounts payable                             1,935         220
        Natural gas purchaser
          prepayments (Note 2)                        (423)       (230)
        Other-net                                     (947)       (606)
                                                 ----------  ----------
            Net cash provided by
              operating activities                  19,984       8,581
                                                 ----------  ----------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                           (15,198)    (11,936)
    Proceeds from disposition of assets                189         379
    Other-net                                         (153)        194
                                                 ----------  ----------
            Net cash used in investing activities  (15,162)    (11,363)
                                                 ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net payments under line of credit               (4,800)       (500)
    Net payments of notes payable
      and long-term debt                               -           (20)
    Proceeds from stock options and warrants           162       3,402
    Other-net                                          (41)        -
                                                 ----------  ----------
            Net cash provided by (used in)
              financing activities                  (4,679)      2,882
                                                 ----------  ----------
Net Increase in Cash and Cash Equivalents              143         100

Cash and Cash Equivalents, Beginning of Year           547         534
                                                 ----------  ----------
Cash and Cash Equivalents, End of Period         $     690   $     634
                                                 ==========  ==========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the six months ended June 30, for:

        Interest                                 $   1,317   $   1,647
        Income taxes                             $      40   $      50

               The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

  In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

  In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $1.9 million at June 30, 1997 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The June 30, 1997 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period, with the first payment due June 1, 1998. The prepayment amounts subject to recoupment from future production by the purchaser are being recorded as liabilities and are reflected in revenues as recoupment occurs. As a result, one fifth of the prepayment balance at June 30, 1997 is reported as a short-term liability. The gas purchaser has reduced its takes in June 1997 and has elected not to take natural gas under the settlement agreement starting in July 1997, therefore, the Company anticipates the balance unrecouped will increase during much of the remainder of 1997. Whether the maximum balance of $3 million will be unrecouped at December 31, 1997 will depend on the election of the purchaser during the balance of 1997. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.

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

                  REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of operations for the three and six months month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
July 28, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     The Company's bank loan agreement (the "Credit Agreement") provides for a total commitment of $75 million, consisting of a revolving credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $52 million of the commitment is available to the Company. At June 30, 1997 borrowings under the Credit Agreement totaled $35.8 million. The average interest rate in the second quarter of 1997 was 7.1 percent compared to the average interest rate of 7.7 percent in the second quarter of 1996. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

     The Company's shareholders' equity at June 30, 1997 was $84.0 million resulting in a ratio of long-term debt-to-equity of .43 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. Net cash provided by operating activities for the first six months of 1997 was $20.0 million as compared to $8.6 million for the first six months of 1996. The increase in 1997, as compared to 1996, was primarily due to higher spot market natural gas and oil prices received in the first quarter of 1997, higher drilling dayrates and drilling utilization throughout the first six months of 1997 combined with decreases in accounts receivable and increases in accounts payable.

     During the first six months of 1997, the Company had capital expenditures of $14.2 million. Approximately 70 percent of the expenditures were for oil and natural gas exploration and development drilling and the remainder were for the Company's contract drilling operations. The Company plans to continue its focus on development drilling during the remainder of 1997. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $31 million on its exploration capital expenditures program in 1997 and approximately $6 million on drilling capital expenditures. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's cash provided by operating activities and its current Credit Agreement.

     The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the June 30, 1997 prepayment balance of $1.9 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. The monthly payments will end at the end of 1997. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken
in excess is applied to reduce any then outstanding Prepayment Balance.   At the
end of the Recoupment Period, the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period with the first payment due June 1, 1998. Whether the maximum balance of $3 million will be unrecouped at December 31, 1997 will depend on the election of the purchaser during the balance of 1997. The gas purchaser has reduced its takes in June 1997 and elected not to take natural gas under the settlement agreement starting in July 1997, therefore, the Company anticipates the balance unrecouped will increase during much of the remainder of 1997. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $368,000 and $310,000 in the first six months of 1997 and 1996, respectively.

     The average oil price of $18.87 received by the Company in the second quarter of 1997 was $.97 per barrel lower than the average oil price received in the second quarter of 1996 while the average spot market natural gas price of $1.94 was $.13 per Mcf lower than the average spot market natural gas prices received in the same quarter of 1996. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 82 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves . Such declines could cause the Company to reduce the carrying value of its oil and natural gas properties and also adversely effect the Company's cash flow due to reduced oil and natural gas revenues and if continued over an extended period would adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual borrowing base determination under the Company's current Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

     The Company's ability to utilize its full complement of drilling rigs is restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1997 and into 1998.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 125,100 shares have been repurchased at prices ranging from $2.50 to $8.275 per share. During the first quarter of 1997 and 1996, 23,892 and 44,686 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At June 30, 1997 9,863 treasury shares were held by the Company.

SAFE HARBOR STATEMENT
---------------------

     With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated bank debt. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Second Quarter 1997 versus Second Quarter 1996
----------------------------------------------

      The Company reported net income of $1,432,000 in the second quarter of 1997 as compared to net income of $1,589,000 for the second quarter of 1996. Increases in contract drilling dayrates and drilling rig utilization were offset by decreases in prices received for oil and natural gas and reduced production of oil between the comparative quarters.

      Oil and natural gas revenues decreased 8 percent in the second quarter of 1997 as compared to the second quarter of 1996. Natural gas production increased 1 percent and oil production decreased 20 percent between the two quarters while average natural gas prices and oil prices received by the Company decreased 3 and 5 percent, respectively. Oil production declines and slow growth in natural gas production resulted primarily from the Company's development drilling program being adversely affected by the unavailability of service equipment to drill and complete wells. A decrease of 6 percent in spot market natural gas prices received between the comparative quarters was partially offset by increased production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $197,000 and $28,000 in the second quarters of 1997 and 1996, respectively.

      Oil and natural gas operating margins (revenues less operating costs) remained unchanged at 67 percent in the second quarters of 1997 and 1996, respectively. Total operating costs decreased 8 percent primarily as a result of the Company selling certain producing properties with marginal reserves and production. Depreciation, depletion and amortization ("DD&A") increased 11 percent as the Company's average DD&A rate for the second quarter of 1997 was $4.35 compared with $3.77 in the second quarter of 1996.

      Contract drilling revenues increased 53 percent for the comparative quarters due to increases in both rig utilization and dayrates. Rig utilization averaged 18.7 rigs in the second quarter of 1997 and averaged 15.1 rigs in the second quarter of 1996. Unusually wet weather in the second quarter of 1997 prevented drilling rig utilization from being at even higher levels. Contract drilling operating margins (revenues less operating costs) were 17 percent in the second quarter of 1997 as compared to 11 percent in the second quarter of 1996.

      General and administrative expense increased 19 percent in the second quarter of 1997 when compared with the second quarter of 1996 as employee benefit costs and insurance costs increased. Interest expense decreased 20 percent as the average long-term bank debt outstanding decreased 15 percent between the comparative quarters. The average interest rate incurred by the Company dropped from 7.7 to 7.1 percent.

Six Months 1997 versus Six Months 1996
-------------------------------------------------

      Net income for the first six months of 1997 was $5,306,000 as compared to $2,808,000 for the first six months of 1996. Higher oil and natural gas prices in the first quarter of 1997 along with increased natural gas production, contract drilling dayrates and drilling rig utilization throughout the six month period all contributed to the increase in net income between the periods.

      Oil and natural gas revenues increased 13 percent in the first six months of 1997 as compared to the first six months of 1996. Natural gas production increased 6 percent while oil production decreased 18 percent between the comparative periods. Average natural gas prices received by the Company increased 18 percent during the first six months while average oil prices received by the Company increased 8 percent during the first six months. The increase in natural gas prices was caused by a $.36 climb in average spot market prices and by an increase in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $368,000 and $310,000 in the first six months of 1997 and 1996, respectively.

      Oil and natural gas operating margins (revenues less operating costs) improved from 66 percent in the first six months of 1996 to 71 percent in the first six months of 1997. Total operating costs decreased 2 percent. Depreciation, depletion and amortization ("DD&A") increased 16 percent due to increased natural gas production between the comparative periods and from an increase in the Company's average DD&A rate from $3.77 in the first six months of 1996 to $4.35 for the first six months of 1997.

      Contract drilling revenues increased 67 percent for the comparative six month periods as rig utilization increased from an average of 14.1 rigs operating in the first six months of 1996 to 19.4 rigs in the first six months of 1997. Contract drilling operating margins (revenue less operating costs) were 19 percent in the first six months of 1997 as compared to 11 percent in the first six months of 1996. Initial start up costs caused by increasing rig utilization negatively impacted operating margins in the first six months of 1996 while wet weather conditions reduced 1997 utilization in the latter portion of the six month period.

      General and administrative expense increased 9 percent during the comparative six month periods as employee benefit costs and certain insurance expenses increased. Interest expense decreased 19 percent due to a 13 percent decrease in the average long-term bank debt outstanding in the first six months of 1997 compared to the first six months of 1996. The average interest rate incurred by the Company also dropped from 7.8 to 7.1 percent.

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
              Not applicable

Item 2.  Changes in Securities
------------------------------
              Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
              On May 7, 1997 the Company held its Annual Meeting of Stockholders. At the meeting the following matters were voted on each receiving the votes indicated:

              I. Election of Nominees John G. Nikkel and John S. Zink to serve as directors.

                                       Numbers of       Against or
                       Nominee          Votes For        Withheld
                     -------------     -----------     -----------

                     John G. Nikkel    20,684,150         366,690
                     John S. Zink      20,725,441         325,399

                   The following directors, whose term of office did not expire at this annual meeting, continue as directors of the Company:
                   King P. Kirchner, Don Cook, Don Bodard, Earle Lamborn, William B. Morgan and John H. Williams

              II. Ratification of the appointment of Coopers & Lybrand as the Company's independent certified public accountants for the fiscal year 1997.

                               For       -   20,969,471
                               Against   -       40,265
                               Abstain   -       41,104

Item 5.  Other Information
--------------------------
              Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
              (a)  Exhibits:
                   15    Letter re:Unaudited Interim Financial Information

                   27    Financial Data Schedule

              (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:      August 7, 1997          By:    /s/ John G. Nikkel
      -----------------------      ----------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Operating
                                          Officer and Director

Date:      August 7, 1997          By:    /s/ Larry D. Pinkston
      -----------------------      ----------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer