Form 10-Q
period 1997-09-30
UNIT CORP
filed 1997-11-05
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period ended September 30, 1997
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                24,190,234
                  Class                 Outstanding at November 1, 1997

                          UNIT CORPORATION

                              INDEX


                                                                        Page
   PART I. Financial Information:                                       Number

           Item 1 - Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets
                     September 30, 1997 and December 31, 1996              2

                Consolidated Condensed Statements of Operations
                     Three and Nine Months
                     Ended September 30, 1997 and 1996                     3

                Consolidated Condensed Statements of Cash Flows
                     Nine Months Ended September 30, 1997 and 1996         4

                Notes to Consolidated Condensed Financial Statements       5

                Report of Review by Independent Accountants                7

           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8

PART II.   Other Information:

           Item 1 - Legal Proceedings                                     12

           Item 2 - Changes in Securities                                 12

           Item 3 - Defaults Upon Senior Securities                       12

           Item 4 - Submission of Matters to a Vote of
                     Security Holders                                     12

           Item 5 - Other Information                                     12

           Item 6 - Exhibits and Reports on Form 8-K                      12


Signatures                                                                13

Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                               September 30,  December 31,
                                                   1997            1996
ASSETS                                          ----------     ----------
------                                         (Unaudited)
Current Assets:                                      (In thousands)
    Cash and cash equivalents                   $     994      $     547
    Accounts receivable                            14,795         15,842
    Other                                           5,102          3,766
                                                ----------     ----------
        Total current assets                       20,891         20,155
                                                ----------     ----------
Property and Equipment:
    Total cost                                    321,317        293,917
    Less accumulated depreciation, depletion,
      amortization and impairment                 188,090        176,211
                                                ----------     ----------
        Net property and equipment                133,227        117,706
                                                ----------     ----------
Other Assets                                          369            132
                                                ----------     ----------
Total Assets                                    $ 154,487      $ 137,993
                                                ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of natural gas purchaser
      prepayments (Note 2)                      $     372      $     -
    Accounts payable                                9,685          6,893
    Accrued liabilities                             5,678          5,816
                                                ----------     ----------
        Total current liabilities                  15,735         12,709
                                                ----------     ----------
Natural Gas Purchaser Prepayments (Note 2)          1,487          2,276
                                                ----------     ----------
Long-Term Debt                                     42,500         40,600
                                                ----------     ----------
Deferred Income Taxes                               8,609          4,198
                                                ----------     ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                  -              -
    Common stock $.20 par value, 40,000,000
      shares authorized, 24,192,597 and
      24,157,312 shares issued, respectively        4,839          4,831
    Capital in excess of par value                 63,198         62,735
    Retained earnings                              18,178         10,751
    Treasury stock, at cost, 9,863 and
      28,755 shares, respectively                     (59)          (107)
                                                ----------     ----------
        Total shareholders' equity                 86,156         78,210
                                                ----------     ----------
Total Liabilities and Shareholders' Equity      $ 154,487      $ 137,993
                                                ==========     ==========
             The accompanying notes are an integral part of the
                consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   1997        1996         1997       1996
                                ----------  ----------  ----------  ----------
                                    (In thousands except per share amounts)
Revenues:
    Contract drilling           $  11,936   $   7,420   $  33,250   $  20,216
    Oil and natural gas             9,647       9,682      32,452      29,867
    Other                               2         184          11         181
                                ----------  ----------  ----------  ----------
            Total revenues         21,585      17,286      65,713      50,264
                                ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs             8,854       5,999      26,161      17,328
        Depreciation                1,122         735       3,037       2,105
    Oil and natural gas:
        Operating costs             3,295       3,111       9,998       9,937
        Depreciation, depletion
          and amortization          3,085       2,574       9,148       7,803
    General and administrative      1,100         943       3,418       3,072
    Interest                          720         828       2,024       2,442
                                ----------  ----------  ----------  ----------
            Total expenses         18,176      14,190      53,786      42,687
                                ----------  ----------  ----------  ----------
Income Before Income Taxes          3,409       3,096      11,927       7,577
                                ----------  ----------  ----------  ----------
Income Tax Expense:
    Current                            30          21          89          48
    Deferred                        1,258       1,176       4,411       2,822
                                ----------  ----------  ----------  ----------
            Total income taxes      1,288       1,197       4,500       2,870
                                ----------  ----------  ----------  ----------
Net Income                      $   2,121   $   1,899   $   7,427   $   4,707
                                ==========  ==========  ==========  ==========
Net Income Per Common Share:
    Primary                     $     .09   $     .08   $     .30   $     .21
                                ==========  ==========  ==========  ==========
    Fully diluted               $     .09   $     .08   $     .30   $     .21
                                ==========  ==========  ==========  ==========
Weighted Average Shares
  Outstanding:
    Primary                        24,600      23,708      24,561      22,322
                                ==========  ==========  ==========  ==========
    Fully diluted                  24,651      23,708      24,647      22,326
                                ==========  ==========  ==========  ==========



             The accompanying notes are an integral part of the
                consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH
  FLOWS (UNAUDITED)
                                                       Nine Months Ended
                                                          September 30,
                                                        1997        1996
                                                    ----------   ----------
Cash Flows From Operating Activities:                    (In thousands)
    Net Income                                      $   7,427    $   4,707
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization       12,436       10,150
        Deferred income tax expense                     4,548        2,822
        Other-net                                         212           33
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                             1,047       (1,605)
        Accounts payable                                3,506       (2,939)
        Natural gas purchaser
          prepayments (Note 2)                           (417)        (102)
        Other-net                                      (1,474)        (203)
                                                    ----------   ----------
            Net cash provided by
              operating activities                     27,285       12,863
                                                    ----------   ----------
Cash Flows From (Used In) Investing Activities:
    Capital expenditures                              (29,223)     (23,352)
    Proceeds from disposition of assets                   591          871
    Other-net                                            (237)         210
                                                    ----------   ----------
            Net cash used in investing activities     (28,869)     (22,271)
                                                    ----------   ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit      1,900       (3,400)
    Net payments of notes payable
      and long-term debt                                  -            (20)
    Proceeds from stock options and warrants              172       12,772
    Other-net                                             (41)         -
                                                    ----------   ----------
            Net cash provided by
              financing activities                      2,031        9,352
                                                    ----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents      447          (56)

Cash and Cash Equivalents, Beginning of Year              547          534
                                                    ----------   ----------
Cash and Cash Equivalents, End of Period            $     994    $     478
                                                    ==========   ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the nine months ended
      September 30, for:

        Interest                                    $   2,066    $   2,472
        Income taxes                                $     102    $      50

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

    In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements, the Company has a prepayment balance of $1.9 million at September 30, 1997 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The September 30, 1997 prepayment balance is subject to recoupment in volumes of natural gas for a period ending the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the settlement agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. At December 31, 1997, the Committed Interest's prepayment balance, if any, that has not been fully recouped in natural gas is subject to a cash repayment limited to a maximum of $3 million to be made in equal payments over a five year period, with the first payment due June 1, 1998. The prepayment amounts subject to recoupment from future production by the purchaser are being recorded as liabilities and are reflected in revenues as recoupment occurs. As a result, one fifth of the prepayment balance at September 30, 1997 is reported as a short-term liability. The gas purchaser reduced its takes in June 1997 and elected not to take natural gas under the settlement agreement during the months of July through October 1997. The purchaser has elected to start taking natural gas under the settlement agreement in November 1997. Whether the balance in the liability account increases of decreases before the Recoupment Period ends at December 31, 1997 will depend on the election of the purchaser during the balance of 1997. At the end of the Recoupment Period, the terms of the settlement agreement and the natural gas purchase contracts which are subject to the settlement agreement will terminate.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

                  REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 1997, and the related consoli-dated condensed statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 27, 1997

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

    The Company's bank loan agreement (the "Credit Agreement") provides for a total commitment of $75 million, consisting of a revolving credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $52 million of the commitment is available to the Company. At September 30, 1997 borrowings under the Credit Agreement totaled $42.5 million. The average interest rate in the third quarter of 1997 was 7.2 percent compared to the average interest rate of 8.0 percent in the third quarter of 1996. A 1/2 of 1 percent facility fee is charged for any unused portion of the borrowing base.

    The Company's shareholders' equity at September 30, 1997 was $86.2 million resulting in a ratio of long-term debt-to-equity of .49 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. Net cash provided by operating activities for the first nine months of 1997 was $27.3 million as compared to $12.9 million for the first nine months of 1996. The increase in 1997, as compared to 1996, was primarily due to higher spot market natural gas prices in the first and third quarters of 1997 along with higher drilling dayrates and drilling utilization throughout the first nine months of 1997 combined with decreases in accounts receivable and increases in accounts payable.

    During the first nine months of 1997, the Company had capital expenditures of $28.5 million. Approximately 67 percent of the expenditures were for oil and natural gas exploration and development drilling and the remainder were for the Company's contract drilling operations. The Company plans to continue its focus on development drilling during the remainder of 1997. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $28 million on its exploration capital expenditures program in 1997. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's cash provided by operating activities and its current Credit Agreement.

    On September 16, 1997, the Company announced that it had signed a letter of intent to acquire Hickman Drilling Company a privately-owned western Oklahoma and Texas panhandle contract drilling company, for approximately 1,300,000 shares of Unit common stock and $5.0 million in cash, with the cash and applicable interest based on the Chase Prime Rate being payable over a five-year period. Included in the acquisition are nine drilling rigs, spare drilling equipment and approximately $2.0 million in working capital. Consummation of this proposed acquisition is subject to a number of conditions and requirements. The closing of this acquisition is anticipated to occur early in November 1997.

    The Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement, as amended (the "Settlement Agreement"). As a result of the Settlement Agreement, the September 30, 1997 prepayment balance of $1.9 million paid by the purchaser for natural gas not taken (the "Prepayment Balance") is subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). During 1997, the purchaser is obligated to make monthly payments on behalf of the Committed Interest based on their share of the natural gas deliverability of the wells subject to the Settlement Agreement, up to a maximum of $156,000 or a minimum of $80,000 per month. The monthly payments will end at the end of 1997. If natural gas is taken during a month, the value of such natural gas is credited toward the monthly amount the purchaser is required to pay. In the event the purchaser takes volumes of natural gas valued in excess of its monthly payment obligations, the value taken
in excess is applied to reduce any then outstanding Prepayment Balance.   At the
end of the Recoupment Period, the Settlement Agreement and the natural gas purchase contracts which are subject to the Settlement Agreement will terminate. If the Prepayment Balance is not fully recouped in natural gas by December 31, 1997 then the unrecouped portion is subject to cash repayment, limited to a maximum of $3 million, payable in equal annual installments over a five year period with the first payment due June 1, 1998. The gas purchaser reduced its takes in June 1997 and elected not to take natural gas under the settlement agreement during the months of July through October 1997. The purchaser has elected to start taking natural gas under the Settlement Contract in November 1997. The price per Mcf under the Settlement Agreement is substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $414,000 and $360,000 in the first nine months of 1997 and 1996, respectively.

    The average oil price of $17.52 received by the Company in the third quarter of 1997 was $3.67 per barrel lower than the average oil price received in the third quarter of 1996 while the average spot market natural gas price of $2.11 was $.11 per Mcf higher than the average spot market natural gas prices received in the same quarter of 1996. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 82 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves . Such declines could cause the Company to reduce the carrying value of its oil and natural gas properties and also adversely effect the Company's cash flow due to reduced oil and natural gas revenues and if continued over an extended period would adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual borrowing base determination under the Company's current Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

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

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 125,100 shares have been repurchased at prices ranging from $2.50 to $8.275 per share. During the first quarter of 1997 and 1996, 23,892 and 44,686 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At September 30, 1997 9,863 treasury shares were held by the Company.

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

RESULTS OF OPERATIONS
---------------------

Third Quarter 1997 versus Third Quarter 1996
----------------------------------------------

      The Company reported net income of $2,121,000 in the third quarter of 1997 as compared to net income of $1,899,000 for the third quarter of 1996.
Increases in contract drilling dayrates and drilling rig utilization were partially offset by increases in the Company's depreciation depletion and amortization of oil and natural gas properties combined with decreases in production of oil and prices received for oil between the comparative quarters.

      Oil and natural gas revenues decreased by less than 1 percent in the third quarter of 1997 as compared to the third quarter of 1996. Natural gas production increased 4 percent and oil production decreased 10 percent between the two quarters while average natural gas prices received by the Company increase 5 percent and oil prices received decreased 17 percent. Oil production declines were due primarily from the Company's focus on drilling natural gas wells during the first nine months of 1997 and slow growth in natural gas production resulted primarily from the Company's development drilling program being adversely affected by the unavailability of service equipment to drill and complete wells during the first six months of 1997. Since the purchaser, under the Settlement Agreement which provides for prices higher than current spot market prices, elected to not take natural gas production from wells covered by the Settlement Agreement in both the respective third quarters, the increase in natural gas prices resulted from a rise in the average spot market price received by the Company,

    Oil and natural gas operating margins (revenues less operating costs) decreased from 68 percent to 66 percent between the comparative quarters. Total operating costs increased 6 percent. Depreciation, depletion and amortization ("DD&A") increased 20 percent as the Company's average DD&A rate for the third quarter of 1997 was $4.63 compared with $3.90 in the third quarter of 1996.

    Contract drilling revenues increased 61 percent for the comparative quarters due to increases in both rig utilization and dayrates. Rig utilization averaged 20.1 rigs in the third quarter of 1997 and averaged 14.5 rigs in the third quarter of 1996. Contract drilling operating margins (revenues less operating costs) were 26 percent in the third quarter of 1997 as compared to 19 percent in the third quarter of 1996.

    General and administrative expense increased 17 percent in the third quarter of 1997 when compared with the third quarter of 1996 as employee benefit costs, and certain outside service costs increased. Interest expense decreased 13 percent as the average long-term bank debt outstanding decreased 5 percent between the comparative quarters. The average interest rate incurred by the Company dropped from 8.0 to 7.2 percent.

Nine Months 1997 versus Nine Months 1996
-------------------------------------------------

     Net income for the first nine months of 1997 was $7,427,000 as compared to $4,707,000 for the first nine months of 1996. Higher natural gas prices in the first and third quarters of 1997 along with increased natural gas production, contract drilling dayrates and drilling rig utilization throughout the nine month period all contributed to the increase in net income between the periods.

    Oil and natural gas revenues increased 9 percent in the first nine months of 1997 as compared to the first nine months of 1996. Natural gas production increased 5 percent while oil production decreased 15 percent between the comparative periods. Average natural gas prices received by the Company increased 13 percent during the first nine months while average oil prices received by the Company decreased less than 1 percent during the first nine months. The increase in natural gas prices was caused by a $.28 climb in average spot market prices and by an increase in production from wells covered by the Settlement Agreement, which provides for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $414,000 and $360,000 in the first nine months of 1997 and 1996, respectively.

    Oil and natural gas operating margins (revenues less operating costs) improved from 67 percent in the first nine months of 1996 to 69 percent in the first nine months of 1997. Total operating costs increased less than 1 percent. Depreciation, depletion and amortization ("DD&A") increased 17 percent, primarily from an increase in the Company's average DD&A rate from $3.81 in the first nine months of 1996 to $4.44 for the first nine months of 1997.

    Contract drilling revenues increased 64 percent for the comparative nine month periods as rig utilization increased from an average of 14.1 rigs operating in the first nine months of 1996 to 19.6 rigs in the first nine months of 1997. Contract drilling operating margins (revenue less operating costs) were 21 percent in the first nine months of 1997 as compared to 14 percent in the first nine months of 1996.

    General and administrative expense increased 11 percent during the comparative nine month periods as employee benefit costs, certain insurance expenses and outside service costs increased. Interest expense decreased 17 percent due to a 11 percent decrease in the average long-term bank debt outstanding in the first nine months of 1997 compared to the first nine months of 1996. The average interest rate incurred by the Company also dropped from 7.8 to 7.2 percent.

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

Item 5. Other Information
--------------------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)   Exhibits:
                  15        Letter re:Unaudited Interim Financial Information

                  10.2.32 Unit Corporation Separation Benefit Plan for Senior Management

                  27        Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   UNIT CORPORATION

Date:         November 5, 1997              By:    /s/    John G. Nikkel
         --------------------------                -------------------------
                                                   JOHN G. NIKKEL
                                                   President, Chief Operating
                                                   Officer and Director

Date:         November 5, 1997              By:    /s/    Larry D. Pinkston
         --------------------------                -------------------------
                                                   LARRY D. PINKSTON
                                                   Vice President, Chief
                                                   Financial Officer
                                                   and Treasurer