Form 10-K
period 1997-12-31
UNIT CORP
filed 1998-03-23
CIK 798949

                             F O R M   1 0 - K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
  [x]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1997
                                    OR
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

             Title of each class           Name of each exchange
           Common Stock, par value          on which registered
                $.20 per share           New York Stock Exchange

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

            Aggregate Market Value of the Voting Stock Held By
              Non-affiliates on March 9, 1998 - $159,929,495

                     Number of Shares of Common Stock
                 Outstanding on March 9, 1998 - 25,546,665

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 6, 1998 are incorporated by reference in Part III.

                        Exhibit Index - See Page 89

                                FORM 10-K

                             UNIT CORPORATION

                             TABLE OF CONTENTS

                                  PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 22
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 22

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . 23
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 24
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . 25
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . 34
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . 77

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant . . . . . . . 77
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 79
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . 79
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . 79

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 80
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 88

                              UNIT CORPORATION
                               Annual Report
                   For The Year Ended December 31, 1997


                                  PART I

Item 1.  Business and Item 2.  Properties
-----------------------------------------

                                  GENERAL

    The Company, through its wholly owned subsidiaries, is engaged in the land contract drilling of oil and natural gas wells and the development, acquisition and production of oil and natural gas properties. The Company's exploration and production operations are primarily in the Anadarko and Arkoma Basins, which cover portions of Oklahoma, Texas, Kansas and Arkansas and has additional operations in the South Texas Basin. Additional producing properties are located in Canada and other states, including but not limited to, New Mexico, Louisiana, North Dakota, Colorado, Wyoming, Montana, Alabama and Mississippi. The Company's contract drilling operations are primarily located in the Oklahoma and Texas areas of the Anadarko and Arkoma Basins with additional operations in the Permian and South Texas Basins.

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

    The Company's principal executive offices are maintained at 1000 Kensington Tower, 7130 South Lewis, Tulsa, Oklahoma 74136; telephone number
(918) 493-7700. The Company also has regional offices in Moore and Woodward, Oklahoma and Booker and Houston, Texas. As used herein, the term "Company" refers to Unit Corporation and at times Unit Corporation and/or one or more of its subsidiaries with respect to periods from and after the Exchange Offer and to UDE with respect to periods prior thereto.

                      OIL AND NATURAL GAS OPERATIONS

    In 1979, the Company began to acquire oil and natural gas properties to diversify its source of revenues which had previously been derived from contract drilling. Today, the Company conducts the development, production and sale of oil and natural gas together with the acquisition of producing properties through its wholly owned subsidiary, Unit Petroleum Company.

    As of December 31, 1997, the Company had 4,131 Mbbls and 145,384 MMcf of estimated proved oil and natural gas reserves, respectively. The Company's producing oil and natural gas interests, undeveloped leaseholds and related assets are located primarily in Oklahoma, Texas, Louisiana and New Mexico and to a lesser extent in Arkansas, North Dakota, Colorado, Wyo-ming, Montana, Alabama, Mississippi and Canada. As of December 31, 1997, the Company had an interest in a total of 2,229 wells in the United States and served as the operator of 506 wells. The Company also had an interest in 64 wells located in Canada. The majority of the Company's development and exploration prospects are generated by its technical staff. When the Company is the operator of a property, it generally employs its own drilling rigs and the Company's own engineering staff supervises the drilling operation.

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

    Well and Leasehold Data. The Company's oil and natural gas explora-tion and development drilling activities and the number of wells in which the Company had an interest, which were producing or capable of producing, were as follows for the periods indicated:


                                           Year Ended December 31,
                             --------------------------------------------------
                                  1997              1996              1995
Wells drilled:                Gross    Net     Gross     Net     Gross     Net
--------------               ------  ------   ------   ------   ------   ------
Exploratory:
    Oil..............           -       -        -        -        -        -
    Natural gas......           -       -        -        -        -        -
    Dry..............           -       -        -        -        -        -
                             ------  ------   ------   ------   ------   ------
      Total                     -       -        -        -        -        -
                             ======  ======   ======   ======   ======   ======
Development:
    Oil..............            10    4.84       10     8.35       15     4.70
    Natural gas......            57   23.85       55    19.46       26     7.02
    Dry..............            15    9.27        7     4.26        6     2.27
                             ------  ------   ------   ------   ------   ------
      Total                      82   37.96       72    32.07       47    13.99
                             ======  ======   ======   ======   ======   ======

Oil and natural gas wells producing or capable of producing:
------------------------------------------------------------

    Oil - USA.......            684  197.67      717   197.71      750   207.80
    Oil - Canada.....            -      -        -        -        -        -
    Gas - USA........         1,545  260.40    1,530   242.09    1,820   232.03
    Gas - Canada.....            64    1.60       64     1.60       65     1.63
                             ------  ------   ------   ------   ------   ------
       Total                  2,293  459.67    2,311   441.40    2,635   441.46
                             ======  ======   ======   ======   ======   ======

The following table summarizes the Company's acreage as of the end of each of the years indicated:

                                 Developed Acreage        Undeveloped Acreage
                                 -------------------      --------------------
                                  Gross        Net         Gross         Net
                                 -------     -------      -------      -------
     1997
     ----
       USA                       432,824     118,926       37,844       26,116
       Canada                     39,040         976       18,970       18,970
                                 -------     -------      -------      -------
       Total                     471,864     119,902       56,814       45,086
                                 =======     =======      =======      =======
     1996
     ----
       USA                       455,713     115,326       29,245       19,124
       Canada                     39,040         976          -            -
                                 -------     -------      -------      -------
       Total                     494,753     116,302       29,245       19,124
                                 =======     =======      =======      =======
     1995
     ----
       USA                       548,674     117,403       24,810       12,866
       Canada                     31,360         784          -            -
                                 -------     -------      -------      -------
       Total                     580,034     118,187       24,810       12,866
                                 =======     =======      =======      =======

    Price and Production Data. The average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf
(1 barrel (Bbl) of oil = 6 thousand cubic feet (Mcf) of natural gas) of production, experienced by the Company, for the periods indicated were as follows:

                                                Year Ended December 31,
                                           ----------------------------------

                                             1997         1996         1995
                                           --------     --------     --------
Average sales price per barrel
  of oil produced:
    USA                                    $  19.19     $  20.40     $  16.65
    Canada                                 $    -       $    -       $    -
Average sales price per Mcf of
  natural gas produced:
    USA                                    $   2.43     $   2.21     $   1.61
    Canada                                 $    .93     $   1.18     $   0.98
Oil production (Mbbls):
    USA                                         493          579          577
    Canada                                      -            -            -
                                           --------     --------     --------
        Total                                   493          579          577
                                           ========     ========     ========
Natural gas production (MMcf):
    USA                                      13,742       12,974       12,005
    Canada                                       74           51           54
                                           --------     --------     --------
        Total                                13,816       13,025       12,059
                                           ========     ========     ========
Average production expense per
  equivalent Mcf:
    USA                                    $    .64     $   0.68     $   0.64
    Canada                                 $    .33     $   0.27     $   0.30

    Reserves.  The following table sets forth the estimated proved developed and undeveloped oil and natural gas reserves of the Company at the end of each of the years indicated:
                                                   Year Ended December 31,
                                             ---------------------------------
                                               1997         1996         1995
                                             -------      -------      -------
     Oil (Mbbls):
        USA                                    4,131        5,204        5,428
        Canada                                   -            -            -
                                             -------      -------      -------
            Total                              4,131        5,204        5,428
                                             =======      =======      =======
     Natural gas (MMcf):
        USA                                  144,661      128,408      107,950
        Canada                                   723          753          778
                                             -------      -------      -------
            Total                            145,384      129,161      108,728
                                             =======      =======      =======

    Further information relating to oil and natural gas operations is presented in Notes 1,6,13 and 15 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

                     LAND CONTRACT DRILLING OPERATIONS

    Unit Drilling Company, a wholly owned subsidiary of the Company, engages in the land drilling of oil and natural gas wells for a wide range of customers. A land drilling rig consists, in part, of engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers and drill pipe. An active maintenance and replacement program during the life of a drilling rig permits upgrading of components on an individual basis. Over the life of a typical rig, due to the normal wear and tear of operating 24 hours a day, several of the major components, such as engines, mud pumps and drill pipe, are replaced or rebuilt on a periodic basis as required, while other components, such as the substructure, mast and drawworks, can be utilized for extended periods of time with proper maintenance. The Company also owns additional equipment used in the operation of its rigs, including large air compres-sors, trucks and other support equipment.

    On November 20, 1997, the Company acquired Hickman Drilling Company, an Oklahoma corporation pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated November 20, 1997 entered into by and between the Company, the Company's wholly owned subsidiary Unit Drilling Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). Under the terms of this acquisition, the Selling Stockholders received, in aggregate, 1,300,000 shares of Common Stock and promissory notes to be issued in the aggregate principal amount of $5,000,000, subject to adjustment as provided in the Merger Agreement, to be paid in five equal annual installments commencing January 2, 1999. The acquisition included nine land contract drilling rigs with depth capacities ranging from 9,500 to 17,000 feet, spare drilling equipment and approximately $2.1 million in working capital. As part of the acquisition the Company retained Hickman Drilling Company's Woodward, Oklahoma corporate office as a regional office for its contract drilling operations. In December, 1997, the Company also purchased a Mid-Continent U-36A, 650 horsepower rig with a 13,000 feet depth capacity and spare components from two additional rigs for a total consideration of $1 million, of which $200,000 was paid at closing and the balance is to be paid out over a period ending no later than three years. The balance is to be paid out monthly with the monthly amount to be calculated on the basis of a predetermined daily rate multiplied by the number of days in such month that the acquired rig is employed for the account of the seller, all as more fully specified in the acquisition agreement. If the balance of the purchase price has not been fully paid at the end of three years the remaining amount is to be paid in cash to the seller.

    With the acquisitions noted above, the Company's drilling rig fleet expanded to 34 rigs with depth capacities ranging from 5,000 to 25,000 feet. At December 31, 1997, 28 of the Company's rigs were located in the Anadarko and Arkoma Basins of Oklahoma and Texas while six of its larger horsepower rigs were located in South Texas. In the Anadarko and Arkoma Basins the Company's primary focus is on the utilization of its medium depth rigs which have a depth range of 8,000 to 14,000 feet. These medium depth rigs are suited to the contract drilling currently undertaken by operators in these two basins.

    At present, the Company does not have a shortage of drilling rig related equipment. During 1996 and through 1997, the Company increased its drill pipe acquisitions since certain grades of drill pipe were in high
demand, due to increased rig utilization.   However, at any given time, the
Company's ability to utilize its full complement of drilling rigs is dependent upon the availability of qualified labor, drilling supplies and equipment as well as demand. Should industry conditions improve rapidly, there is no assurance that sufficient supplies of drill pipe, other drilling equipment and qualified labor will be readily available, not only within the Company, but in the industry as a whole.

    The following table sets forth, for each of the periods indicated, certain data concerning the Company's contract drilling operations:

                                                 Year Ended December 31,
                                             --------------------------------
                                             1997   1996   1995   1994   1993
                                             ----   ----   ----   ----   ----
Number of operational rigs owned
  at end of period (1)                         34     24     22     25     25
Average number of rigs utilized (2)          19.2   14.7   10.9    9.5    8.0
Number of wells drilled                       167    130    111     95     84
Total footage drilled (feet in 1000's)      1,736  1,468  1,196  1,027    788

-------------------
    (1) Includes 10 rigs acquired in the fourth quarter of 1997.

    (2) Utilization rates are based on a 365-day year. A rig is considered utilized when it is operating or being moved, assembled or dismantled under contract.

    As of March 9, 1998, 25 of the Company's 34 drilling rigs were oper-ating under contract.

    The following table sets forth, as of March 9, 1998, the type and approximate depth capability of each of the Company's drilling rigs:

                                                      Approximate
                                                         Depth
                                                       Capability
     Rig#             Type                               (feet)
     --------         ----                            -----------
     1                U-15 Unit Rig                       11,000
     2                BDW 650                             13,000
     3                BDW 650                             13,500
     4                U-15 Unit Rig                       11,000
     5                U-15 Unit Rig                       11,000
     6                BDW 800                             17,000
     7                U-15 Unit Rig                       11,000
     8                Gardner Denver 800                  16,000
     9                BDW 800                             17,000
     10               BDW 450T                             9,500
     11               Gardner Denver 700                  15,000
     12               BDW 800-M1                          16,000
     14               Gardner Denver 700                  15,000
     15               Mid-Continent 914-C                 20,000
     16               U-15 Unit Rig                       11,000
     17               Brewster N-75                       15,000
     18               BDW 650                             12,000
     19               Gardner Denver 500                  12,000
     20               Gardner Denver 700                  15,000
     21               Gardner Denver 700                  15,000
     22               BDW 800                             16,000
     23               Gardner Denver 700M                 14,000
     24               Gardner Denver 700M                 14,000
     25               Gardner Denver 700                  15,000
     29               Brewster N-75A                      16,000
     30               BDW 1350-M                          20,000
     31               SU-15 North Texas Machine           12,000
     32               SU-15 North Texas Machine           12,000
     34               National 110-UE                     20,000
     35               Continental Emsco C-1-E             20,000
     36               Gardner Denver 1500-E               25,000
     37               Mid-Continent 914-EC                20,000
     38               Mid-Continent 1220-E                25,000
     39               U-36-A                              13,000

    During the previous decade, the Company's contract drilling services encountered significant competition due to depressed levels of activity in contract drilling. In the last 6 months of 1996 and throughout 1997, the Company's drilling operations showed significant improvements in rig utilization. However, the Company anticipates that competition within the industry will, for the foreseeable future, continue to adversely affect the Company.

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

    Turnkey drilling operations, in particular, might result in losses if the Company underestimates the costs of drilling a well or if unforeseen events occur. To date, the Company has not experienced significant losses in performing turnkey contracts. For 1997, turnkey revenue represented approximately 6 percent of the Company's contract drilling revenues. Because the proportion of turnkey drilling is currently dictated by market conditions and the desires of customers using the Company's services, the Company is unable to predict whether the portion of drilling conducted on a turnkey basis will increase or decrease in the future.

    Customers. During the fiscal year ended December 31, 1997, 10 contract drilling customers accounted for approximately 26 percent of the Company's total revenues and approximately 4 percent of the Company's total revenues were generated by drilling on oil and natural gas properties of which the Company was the operator (including properties owned by limited partnerships for which the Company acted as general partner). Such drill-ing was pursuant to contracts containing terms and conditions comparable to those contained in the Company's customary drilling contracts with non-affiliated operators.

    Further information relating to contract drilling operations is presented in Notes 1, 2 and 13 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

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

       VOLATILE NATURE OF THE COMPANY'S OIL AND NATURAL GAS MARKETS;
                          FLUCTUATIONS IN PRICES

    The Company's revenue and profitability are substantially dependent upon prevailing prices for natural gas and crude oil. Oil and natural gas prices have historically been volatile and are expected by the Company to continue to be volatile in the future. These prices vary based on factors beyond the control of the Company, including the extent of domestic produc-tion and importation of crude oil and natural gas, the proximity and capacity of oil and natural gas pipelines, costs of gathering natural gas, the marketing of competitive fuels, general fluctuations in the supply and demand for oil and natural gas, the effect of federal and state regulation of production, refining, transportation and sales, the use and allocation of oil and natural gas and their substitute fuels and general national and worldwide economic conditions. In addition, natural gas spot prices received by the Company are influenced by weather conditions impacting the continental United States.

    The Company's oil and condensate production is sold at or near the Company's wells under purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. The Company's natural gas production is sold to intrastate and interstate pipelines as well as to independent marketing firms under contracts with original terms ranging from one month to several years. Most of these contracts contain provisions for readjustment of price, termination and other terms which are customary in the industry.

    The worldwide supply of oil has been largely dependent upon rates of production of foreign reserves. Although the demand for oil has increased in the United States, imports of foreign oil continue to increase. Future domestic oil prices will depend largely upon the actions of foreign producers with respect to rates of production and it is virtually impossible to predict what actions those producers will take in the future. Prices may also be affected by political, social and other factors relating to the Middle East. In view of the many uncertainties affecting the supply and demand for oil and natural gas, the Company is unable to predict future oil and natural gas prices or the overall effect, if any, that a decline in demand or oversupply of such products would have on the Company.

                                COMPETITION

    All lines of business in which the Company engages are highly com-petitive. Competition in land contract drilling traditionally involves such factors as price, efficiency, condition of equipment, availability of labor and equipment, reputation and customer relations. Some of the Company's competitors in the land contract drilling business are sub-stantially larger than the Company and have appreciably greater financial and other resources. As a result of the decrease in demand for land contract drilling services over the past decade, a surplus of certain types of drilling rigs currently exists within the industry while inventories of certain components such as specific grades of drill pipe have been depleted from continued use. Accordingly, the competitive environment within which the Company's drilling operations presently operates is uncertain and extremely price oriented.

    The Company's oil and natural gas operations likewise encounter strong competition from major oil companies, independent operators, and others. Many of these competitors have appreciably greater financial, technical and other resources and are more experienced in the exploration for and production of oil and natural gas than the Company.

                      OIL AND NATURAL GAS PROGRAMS

    The Company currently serves as a general partner to 4 oil and gas limited partnerships and 9 employee oil and gas limited partnerships. The employee partnerships acquire an interest fixed annually ranging from 5% to 15% of the Company's interest in most oil and natural gas drilling activi-ties and purchases of producing oil and natural gas properties participated in by the Company. The limited partners in the employee partnerships are either employees or directors of the Company or its subsidiaries.

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

                                 EMPLOYEES

    As of March 9, 1998, the Company had approximately 599 employees in its land contract drilling operations, 67 employees in its oil and natural gas operations and 29 in its general corporate area. None of the Company's employees are represented by a union or labor organization nor have the Company's operations ever been interrupted by a strike or work stoppage. The Company considers relations with its employees to be satisfactory.

                         OPERATING AND OTHER RISKS

    The Company's land contract drilling and oil and natural gas operations are subject to a variety of oil field hazards such as fire, explosion, blowouts, cratering and oil spills or certain other types of possible surface and subsurface pollution, any of which can cause personal injury and loss of life and severely damage or destroy equipment, suspend drilling operations and cause substantial damage to surrounding areas or property of others. As protection against some, but not all, of these operating hazards, the Company maintains broad insurance coverage, including all-risk physical damage, employer's liability and comprehensive general liability. In all states in which the Company operates except

Oklahoma, the Company maintains a large deductible worker's compensation policy that insures for losses exceeding $200,000. In Oklahoma, starting in August 1991, the Company elected to become self insured. In consideration therewith, the Company purchased an excess liability reinsurance policy to insure losses exceeding $250,000. The Company believes that to the extent reasonably practicable such insurance coverages are adequate. The Company's insurance policies do not, however, provide protection against revenue losses incurred by reason of business inter-ruptions caused by the destruction or damage of major items of equipment nor certain types of hazards such as specific types of environmental pollution claims. In view of the difficulties which may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the amount of insurance coverage which it considers adequate at reasonable rates. Moreover, loss of or serious damage to any of the Company's equipment, although adequately covered by insurance, could have an adverse effect upon the Company's earning capacity.

    The Company's oil and natural gas operations are also subject to all of the risks and hazards typically associated with the search for and production of oil and natural gas. These include the necessity of ex-pending large sums of money for the location and acquisition of properties and for drilling exploratory wells. In such exploratory work, many failures and losses may occur before any accumulation of oil or natural gas may be found. If oil or natural gas is encountered, there is no assurance that it will be capable of being produced or will be in quantities sufficient to warrant development or that it can be satisfactorily mar-keted. The Company's future natural gas and crude oil revenues and production, and therefore cash flow and income, are highly dependent upon the Company's level of success in acquiring or finding additional reserves. Without continuing reserve additions through exploration or acquisitions, the Company's reserves and production will decline.

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

    The future interpretation and application by FERC of these rules and its broad authority, or of the state and local regulations by the relevant agencies, could affect the terms and availability of transportation services for transportation of natural gas to customers and the prices at which natural gas can be sold by the Company. For instance, as a result of Order 636, more interstate pipeline companies have begun divesting their gathering systems, either to unregulated affiliates or to third persons, a practice which could result in separate, and higher, rates for gathering a producer's natural gas. In proceedings during mid and late 1994 allowing various interstate natural gas companies' spindowns or spinoffs of gathering facilities, the FERC held that, except in limited circumstances of abuse, it generally lacks jurisdiction over a pipeline's gathering affiliates, which neither transport natural gas in interstate commerce nor sell gas in interstate commerce for resale. However, pipelines spinning down gathering systems have to include two Order No. 497 standards of conduct in their tariffs: nondiscriminatory access to transportation for all sources of supply and no tying of pipeline transportation service to any service by the pipeline's gathering affiliate. In addition, if unable to reach a mutually acceptable gathering contract with a present user of the gathering facilities, the FERC required that the pipeline must offer a two-year "default contract" to existing users of the gathering facilities. However, on appeal, while the United States Court of Appeals for the District of Columbia upheld the FERC's allowing the spinning down of gathering facilities to a non-regulated affiliate, in Conoco Inc. v. FERC, 90 F.3d 536, 552-53 (D.C. Cir. 1996)the D.C. Circuit remanded the FERC's default contract mechanism. On February 18, 1997, the United States
Supreme Court denied review of the D.C. Circuit's decision.

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

                SAFE HARBOR STATEMENT OF FURTHER ACTIVITY

    In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may, from time to time, issue certain statements, either in writing or orally, that contain or may contain forward looking information. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production or drilling operations, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves, well performance, and the Company's anticipated debt.

    Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates" and similar expressions, although not inclusive, identify forward-looking statements. Such forward-looking statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations.
All future written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

    In order to provide a more thorough understanding of the possible effects of some of these influences on any projections of forward looking statements made by the Company, the following discussion outlines certain factors that in the future could cause the Company's consolidated results for 1998 and beyond to differ materially from those that may be set forth in any such forward-looking statement made by or on behalf of the Company.

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

    Based upon the results of operations for the year ended December
31, 1997, the Company estimates that a change of $0.10/Mcf in the average price of natural gas and a change of $1.00/Bbl in the price of crude oil throughout such period would have resulted in approximate changes in net income before income taxes of $1,256,000 and $419,000, respectively. During 1997, 98 percent of the natural gas volume of the Company and substantially all the crude oil volume of the Company were sold at market responsive prices.

Customer Demand

    Demand for the Company's drilling services is dependent almost entirely on the needs of third parties. Based on past history, such parties' requirements are subject to a number of factors, independent of any subjective factors, that directly impact the demand for the Company's drilling rigs. These include the funds available by such companies to carry out their drilling operations during any given time period which, in turn, are often subject to downward revision based on decreases in the then current prices of oil and natural gas. Many of the Company's customers are small to mid-size oil and natural gas companies whose drilling budgets tend to be susceptible to the influences of current price fluctuations. Other factors that affect the Company's ability to work its drilling rigs are the weather, which can, under adverse circumstances, delay or even cause a project to be abandoned by an operator, the competition faced by the Company in securing the award of a drilling contract in a given area, the experience and recognition of the Company in a new market area, and the availability of labor to run the Company's drilling rigs.

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

Debt and Bank Borrowing

    The amount of the Company's debt as well as its projected debt is, to a large extent, a function of the costs associated with the projects undertaken by the Company at any given time and the cash flow received by the Company. Generally, the costs incurred by the Company in its normal operations are those associated with the drilling of oil and natural gas wells, the acquisition of producing properties, and the costs associated with the maintenance of its drilling rig fleet. To some extent, these costs, particularly the first two items, are discretionary and the Company maintains a degree of control regarding the timing and/ or the need to incur the same. However, in some cases, unforseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly rig component due to an unexpected loss, which could force the Company to incur increased debt above that which it had expected or forecast. Likewise, for many of the reasons mentioned above, the Company's cash flow may not be sufficient to cover its current cash requirements which would then require the Company to increase its debt either through bank borrowings or otherwise.

International Operations and Risks

    Currently all of the Company's contract land drilling operations are conducted within the continental United States. Should, however, the Company at some point in the future undertake international drilling operations, such operations would be subject to a number of risks including foreign exchange restrictions, currency fluctuations, foreign taxation, changing political conditions and foreign and domestic policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. In addition, the Company would incur certain additional costs in establishing and running such operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

    No matters were submitted to the security holders during the fourth quarter of the Company's calendar year ended December 31, 1997.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

    As of February 17, 1998, the Company had 2,663 holders of record of its common stock. The Company has not paid any cash dividends on shares of its common stock since its organization and currently intends to continue its policy of retaining earnings from the Company's operations. The Company is prohibited, by certain loan agreement provisions, from declaring and paying dividends (other than stock dividends) during any fiscal year in excess of 25 percent of its consolidated net income of the preceding fiscal year. The table below reflects the high and low sales prices per share of the Company's common stock as reported by the New York Stock Exchange, Inc. for the period indicated:

                                       1997                   1996
                               --------------------   ---------------------
          QUARTER                 High       Low         High        Low
          -------              ---------  ---------   ---------   ---------
          First                $12  1/4   $ 7  1/2    $ 6         $ 4
          Second               $11  7/8   $ 7  7/8    $ 7  3/8    $ 5  3/4
          Third                $15  3/8   $ 9  5/8    $ 7  1/8    $ 5  1/2
          Fourth               $15 13/16  $ 8  7/16   $10  1/8    $ 5  7/8

Item 6.  Selected Financial Data
--------------------------------
                                           Year Ended December 31,
                              -------------------------------------------------
                                1997      1996      1995       1994       1993
                              -------   -------   -------    -------    -------
                                  (In thousands except per share amounts)

Revenues                      $91,864   $72,070   $53,074    $43,895    $38,682
                              =======   =======   =======    =======    =======

Income From Continuing
  Operations                  $11,124   $ 8,333   $ 3,751(1) $ 4,628(2) $ 3,937
                              =======    ======   =======    =======    =======

Net Income                    $11,124   $ 8,333   $ 3,999(1) $ 4,794(2) $ 3,871
                              =======   =======   =======    =======    =======

Basic Earnings Per
  Common Share:
    Continuing Operations        $.46      $.37      $.18(1)    $.22(2)    $.19
    Discontinued Operations        -         -        .01        .01         -
                                 ----      ----      ----       ----       ----
      Net Income                 $.46      $.37      $.19(1)    $.23(2)    $.19
                                 ====      ====      ====       ====       ====
Diluted Earnings Per
  Common Share:
    Continuing Operations        $.45      $.37      $.18(1)    $.22(2)    $.19
    Discontinued Operations        -         -        .01        .01       (.01)
                                 ----      ----      ----       ----       ----
      Net Income                 $.45      $.37      $.19(1)    $.23(2)    $.18
                                 ====      ====      ====       ====       ====

Total Assets                 $202,497  $137,993  $110,922   $103,933   $ 88,816
                             ========  ========  ========   ========   ========
Long-Term Debt               $ 54,614  $ 40,600  $ 41,100   $ 37,824   $ 25,919
                             ========  ========  ========   ========   ========
Long-Term Portion
  of Natural Gas
  Purchaser Prepayments      $  1,765  $  2,276  $  2,109   $  2,149   $  4,417
                             ========  ========  ========   ========   ========
Cash Dividends
  Per Common Share           $    -    $    -    $    -     $    -     $    -
                             ========  ========  ========   ========   ========
___________
(1) Includes a $635,000 gain on compressor sale, a $850,000 gain from settlement of litigation and a net $530,000 deferred tax benefit.
(2)  Includes a $742,000 gain on sale of a natural gas gathering system.

    See Management's Discussion of Financial Condition and Results of Operations for a review of 1997, 1996 and 1995 activity.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Financial Condition and Liquidity
---------------------------------

    The Company's loan agreement ("Loan Agreement"), provides for a total commitment of $75 million, consisting of a revolving credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the revolving credit facility are limited to a borrowing base which is subject to a semi-annual redetermination. The latest borrowing base determination indicated $60 million of the commitment is available to the Company. The Loan Agreement contains certain covenants which require the Company to maintain consolidated net worth of at least
$48 million, a modified current ratio of not less than 1 to 1, a ratio of long-term debt, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1 to 1 and a ratio of total liabilities, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1.25 to 1. In addition, working capital provided by operations, as defined in the Loan Agreement, cannot be less than $12 million in any year. At December 31, 1997, borrowings under the Loan
Agreement totaled $49.1 million. At February 17, 1998, borrowings under the Loan Agreement totaled $48.9 million with $6.4 million available for future borrowings. The interest rate on the bank debt was 7.88 and 7.62 percent at December 31, 1997 and February 17, 1998, respectively. At the Company's election, any portion of the debt outstanding may be fixed at the London Interbank Offered Rate ("Libor Rate") for 30, 60, 90 or 180 days with the remainder of the outstanding debt subject to the Chase Manhattan Bank, N.
A. prime rate. During any Libor Rate funding period, the Company may not pay in part or in whole the outstanding principal balance of the note to which such Libor Rate option applies. At both December 31, 1997 and February 17, 1998, $40.0 million of borrowings were subject to the Libor
Rate. A commitment fee of 1/2 of 1 percent is charged for any unused portion of the borrowing base.

    Shareholders' equity at December 31, 1997 was $108.9 million, making the Company's ratio of long-term debt-to-equity .50 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Loan Agreement. Net cash provided by operating activities in 1997 was $34.4 million as compared to $20.7 million in 1996. At December 31, 1997 and January 31, 1998, the Company had working capital of $6.3 million and $4.2 million, respectively.

    The Company's capital expenditures during 1997 were $70.2 million including the Hickman Drilling Company acquisition. The Company's oil and natural gas operations had capital expenditures of $33.5 million, with $26.6 million and $1.5 million used for exploration and development drilling and producing property acquisitions, respectively. Capital expenditures made by the Company's contract drilling operations were $35.2 million in 1997.

    The Company is reviewing the feasibility of expanding its contract drilling operations outside the continental United States, specifically into areas of South America. This review is at a preliminary stage and the Company is unable to state whether or when it might undertake such operations. The Company has not previously conducted international contract drilling operations, but in anticipates that such operations would involve a number of additional political, economic, currency, tax and other risks and costs not generally encountered in its domestic operations.

    On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated November 20, 1997 entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). Under the terms of this acquisition, the Selling Stockholders received, in aggregate, 1,300,000 shares of Common Stock and promissory notes to be issued in the aggregate principal amount of $5,000,000, subject to adjustment as provided in the Merger Agreement, to be paid in five equal annual installments commencing January 2, 1999. The acquisition included nine land contract drilling rigs with depth capacities ranging from 9,500 to 17,000 feet, spare drilling equipment and approximately $2.1 million in working capital. The notes bear interest at the Chase Prime Rate which at December 31, 1997 and February
17, 1998 was 8.5 percent. In December 1997, the Company also purchased a Mid-Continent U-36-A, 650 horsepower rig with a 13,000 feet depth capacity and spare components from two additional rigs for a total consideration of $1 million, of which $200,000 was paid at closing and the balance to be paid out over a period ending no later than three years. The balance is to be paid out monthly with the monthly amount to be calculated on the basis of a predetermined daily rate multiplied by the number of days in such month that the acquired rig is employed for the account of the seller, all as more fully specified in the acquisition agreement. If the balance of the purchase price has not been fully paid at the end of three years the remaining amount is to be paid in cash to the seller. The remainder of the Company's drilling capital expenditures in 1997 were for drill pipe and collars, the refurbishment of one drilling rig previously stacked and major overhauls on large rig components of drilling rigs in service. The

Company's drilling rigs are composed of large components some of which, on a rotational basis, are required to be overhauled to assure continued proper performance. Such capital expenditures will continue in future years with approximately $7.5 million projected for 1998.

    During 1998, the Company's oil and natural gas subsidiary plans to continue its focus on its developmental drilling as increased spot market natural gas prices in late 1996 and through 1997 lessened the availability of economical producing property acquisitions. The majority of the Company's capital expenditures are discretionary and primarily directed toward increasing reserves and future growth. Current operations are not dependent on the Company's ability to obtain funds outside of the Company's Loan Agreement. The decision to acquire or drill on oil and natural gas properties at any given time depends on market conditions, potential return on investment, future drilling potential and the availability of opportunities to obtain financing given the circumstances involved, thus providing the Company with a large degree of flexibility in incurring such costs. Depending, in part, on commodity pricing, the Company plans to spend approximately $30 million on its exploration capital expenditure program in 1998.

    Prior to 1996, the Company had 2.873 million warrants outstanding. During 1996, before the warrants expiration on August 30, 1996, 2.86 million warrants were exercised providing $12.5 million in additional capital to the Company.

    During 1997, the Company continued to receive monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement (the "Settlement Agreement"). Per the Settlement Agreement these monthly payments ended at December 31, 1997. The monthly payments paid by the purchaser for natural gas not taken (the "Prepayment Balance") were subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). If natural gas was taken during a month, the value of such natural gas taken was credited toward the monthly amount the purchaser was required to pay. In the event the purchaser took volumes of natural gas valued in excess of its monthly payment obligations, the value taken in excess was applied to reduce any then outstanding Prepayment Balance. As a result of the Settlement Agreement, the December 31, 1997 Prepayment Balance of $2.2 million is payable in equal annual payments over a five year period with the first payment due June 1, 1998. At December 31, 1997, the Settlement Agreement and the natural gas purchase contracts which were subject to the Settlement Agreement terminated. The price per Mcf under the Settlement Agreement was substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $540,000, $650,000 and $1,590,000 in

1997, 1996 and 1995, respectively. The natural gas previously subject to the Settlement Agreement will now be sold at spot market prices consistent with primarily all of the rest of the natural gas sold by the Company.

    Oil and natural gas prices received by the Company were volatile throughout 1997. Average oil and natural gas prices received by the Company in January 1997, as compared to December 1997, dropped by 30 percent and 36 percent, respectively. The Company's average price received for oil during 1997 was $19.19 and the average natural gas price was $2.42. Average oil prices and natural gas spot prices received in March 1998 were down 31 and 9 percent, respectively, when compared with December 31, 1997 average prices. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Any significant drop in spot market natural gas prices would have an adverse effect on the value of the Company's reserves and further large drops in prices could cause the Company to reduce the carrying value of its oil and natural gas properties. Likewise, declines in natural gas or oil prices could adversely effect the Company operationally by, for example, adversely impacting future demand for its drilling rigs or financially by reducing the price received for its oil and natural gas sales and also by adversely effecting the semi-annual borrowing base determination under the Company's Loan Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

    The Company does not currently hedge against fluctuations in the price of oil and natural gas, nor does the Company currently maintain any forward or future contracts relating to the production of its oil and natural gas.

    As a result of the depressed condition existing in the contract drilling industry over the past decade, the Company's ability to utilize its full complement of drilling rigs during the recent increase in drilling activity has been limited due to the lack of qualified labor and certain support equipment not only within the Company, but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. Although the Company currently does not have a shortage of rig support equipment, the Company's management expects that these factors will continue to influence the Company's rig utilization during 1998.

    In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 135,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. During the first quarters of 1997, 1996 and 1995, 23,892, 44,686 and 46,659 of the purchased shares, respectively, were reissued as the Company's matching contribution to its 401(k) Employee Thrift Plan. At December 31, 1997, 19,863 treasury shares were held by the Company.

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

    The Company has reviewed the impact of the year 2000 software conversion as it relates to the Company's information systems. Based on this review, the Company believes the financial costs associated with this issue, including internal programming and implementation cost, will not be material. The work needed to implement the necessary changes will be performed by the Company's information systems personnel during the last half of 1998 and is scheduled to be effective January 1, 1999.

Effects of Inflation
---------------------

    The effects of inflation on the Company's operations in previous years have been minimal due to low inflation rates. However, during the third and fourth quarters of 1996 and throughout 1997 as drilling rig day rates and drilling rig utilization has increased, the impact of inflation has intensified as the availability of related equipment, third party services and qualified labor has decreased. The impact on the Company in the future will depend on the relative increase, if any, the Company may realize in its drilling rig rates and the selling price of its oil and natural gas. If industry activity continues to increase substantially, shortages in support equipment such as drill pipe, third party services and qualified labor will occur resulting in additional corresponding increases in material and labor costs. These market conditions may limit the Company's ability to realize improvements in operating profits.

Results of Operations

1997 versus 1996
----------------

    Net income for 1997 was $11,124,000, compared with $8,333,000 in 1996.
Increases in rig utilization, contract drilling day rates, average natural gas prices received and natural gas production from new wells drilled during the year all combined to produce the increase in 1997 net income.

    Oil and natural gas revenues increased 6 percent in 1997 due to a 6 percent and 10 percent increase in natural gas production and average natural gas prices received, respectively. These increases were partially offset by a 15 percent decline in oil production and a 6 percent decrease in average oil prices received by the Company in 1997. Oil production declined from 1996 levels due to the Company's emphasis over the past two years in drilling development wells which focused on replacing and increasing natural gas reserves. Average natural gas spot market prices received by the Company increased 11 percent while volumes produced from certain wells included under the Settlement Agreement, which ended at December 31, 1997 and contained provisions for prices higher than current spot market prices, dropped 7 percent. The impact of higher prices received under the Settlement Agreement increased pre-tax income by approximately $540,000 and $650,000 in 1997 and 1996, respectively.

    In 1997, revenues from contract drilling operations increased by 60 percent as average rig utilization increased from 14.7 rigs operating in 1996 to 19.2 rigs operating in 1997, and daywork revenues per rig per day increased 22 percent. During the first three quarters of 1997, the Company's monthly rig utilization consistently remained above 18 rigs with daywork revenue per rig per day steadily climbing by 15 percent. In October utilization dropped slightly below 18 rigs before the Company acquired 9 rigs through the Hickman acquisition in late November 1997 and another rig in December 1997, raising the Company's rig count to 34 rigs and its utilization in December to 26.2 rigs. Daywork revenue per rig per day continued to rise in the fourth quarter, but the Company's average dayrate declined 9 percent in December compared to November since the acquired rigs, due to their depth capabilities, earned lower dayrates. Total daywork revenues represented 72 percent of total drilling revenues in 1997 and 68 percent in 1996. Turnkey and footage contracts typically provide for higher revenues since a greater portion of the expense of drilling the well is born by the drilling contractor.

    Operating margins (revenues less operating costs) for the Company's oil and natural gas operations were 71 percent in 1997 compared to 69 percent in 1996. Increased operating margins resulted primarily from the increase in natural gas production and the increase in natural gas prices received by the Company between the two years. Total operating costs were 2 percent lower in 1997 compared to 1996.

    Operating margins for contract drilling increased from 16 percent in 1996 to 21 percent in 1997. Margins in 1997 improved due to increases in daily rig rates and utilization. Total operating costs for contract drilling were up 50 percent in 1997 versus 1996 due to increased drilling rig utilization. Total costs are expected to increase in 1998 due to a higher number of rigs expected to be utilized in 1998.

    Contract drilling depreciation increased 43 percent in response to increased rig utilization and additional drilling capital expenditures throughout 1997. Depreciation, depletion and amortization ("DD&A") of oil and natural gas properties increased 17 percent as the Company increased its equivalent barrels of production by 2 percent and the Company's average DD&A rate per equivalent barrel increased 15 percent to $4.49 in 1997.

    General and administrative expenses increased 12 percent as certain employee costs and outside services increased. Interest expense decreased 8 percent as the average interest rate on the Company's outstanding bank debt decreased from 7.69 percent in 1996 to 7.27 percent in 1997. Average bank debt also decreased 4 percent during 1997.

    Prior to 1996, the Company's effective income tax rate was significantly impacted by its net operating loss carryforwards. As of December 31, 1995, the Company's net operating loss and statutory depletion carryforwards were fully recognized for financial reporting purposes; therefore, the Company's effective income tax rate in 1996 and 1997 increased to approximately the statutory rate.

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

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                         As of December 31,
                                                     -------------------------
ASSETS                                                  1997           1996
                                                     ----------     ----------
                                                            (In thousands)
Current Assets:
    Cash and cash equivalents                        $     458      $     547
    Accounts receivable (less allowance for
      doubtful accounts of $354 and $104)               19,813         15,842
    Materials and supplies                               3,535          2,302
    Prepaid expenses and other                           2,206          1,464
                                                     ----------     ----------
           Total current assets                         26,012         20,155
                                                     ----------     ----------

Property and Equipment:
    Drilling equipment                                 119,155         84,409
    Oil and natural gas properties, on the full
      cost method                                      233,659        200,610
    Transportation equipment                             2,825          2,413
    Other                                                6,948          6,485
                                                     ----------     ----------
                                                       362,587        293,917
    Less accumulated depreciation, depletion,
      amortization and impairment                      192,613        176,211
                                                     ----------     ----------
           Net property and equipment                  169,974        117,706
                                                     ----------     ----------

Goodwill - Net                                           6,061            -

Other Assets                                               450            132
                                                     ----------     ----------
Total Assets                                         $ 202,497      $ 137,993
                                                     ==========     ==========














                  The accompanying notes are an integral part of the
                       consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                         As of December 31,
                                                     -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                    1997           1996
                                                     ----------     ----------
                                                           (In thousands)
Current Liabilities:
    Current portion of long-term debt                $     286      $     -
    Accounts payable                                    11,112          6,893
    Accrued liabilities                                  7,762          4,516
    Gas purchaser prepayments (Note 6)                     441            -
    Contract advances                                       92          1,300
                                                     ----------     ----------
           Total current liabilities                    19,693         12,709
                                                     ----------     ----------
Natural Gas Purchaser Prepayments (Note 6)               1,765          2,276
                                                     ----------     ----------
Long-Term Debt                                          54,614         40,600
                                                     ----------     ----------
Deferred Income Taxes                                   17,560          4,198
                                                     ----------     ----------
Commitments and Contingencies (Note 12)

Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                       -              -
    Common stock, $.20 par value, 40,000,000
      shares authorized, 25,514,836 and
      24,157,312 shares issued, respectively             5,103          4,831
    Capital in excess of par value                      82,043         62,735
    Retained earnings                                   21,875         10,751
    Treasury stock, at cost (19,863 and
      28,755 shares, respectively)                        (156)          (107)
                                                     ----------     ----------
           Total shareholders' equity                  108,865         78,210
                                                     ----------     ----------
Total Liabilities and Shareholders' Equity           $ 202,497      $ 137,993
                                                     ==========     ==========













              The accompanying notes are an integral part of the
                      consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Year Ended December 31,
                                            ----------------------------------
                                              1997         1996         1995
                                            --------     --------     --------
                                         (In thousands except per share amounts)
Revenues:
    Contract drilling                       $46,199      $28,819      $20,211
    Oil and natural gas                      45,581       43,013       31,187
    Other                                        84          238        1,676
                                            --------     --------     --------
            Total revenues                   91,864       72,070       53,074
                                            --------     --------     --------
Expenses:
    Contract drilling:
        Operating costs                      36,419       24,259       18,041
        Depreciation and impairment           4,216        2,944        2,596
    Oil and natural gas:
        Operating costs                      13,201       13,409       12,003
        Depreciation, depletion
          and amortization                   12,625       10,807       10,223
    General and administrative                4,621        4,122        3,893
    Interest                                  2,921        3,162        3,235
                                            --------     --------     --------
            Total expenses                   74,003       58,703       49,991
                                            --------     --------     --------
Income From Continuing Operations
  Before Income Taxes                        17,861       13,367        3,083
                                            --------     --------     --------
Income Tax Expense (Benefit):
    Current                                     118            4           14
    Deferred                                  6,619        5,030         (682)
                                            --------     --------     --------
            Total income taxes                6,737        5,034         (668)
                                            --------     --------     --------
Income From Continuing Operations            11,124        8,333        3,751
                                            --------     --------     --------
Discontinued Operations:
   Income (loss) from operations of
     discontinued operations (net of
     income tax benefit of $69)                 -            -           (112)
   Gain from sale of discontinued
     operations (net of income taxes
     of $221)                                   -            -            360
                                            --------     --------     --------
            Income from
              discontinued operations           -            -            248
                                            --------     --------     --------
Net Income                                  $11,124      $ 8,333      $ 3,999
                                            ========     ========     ========



                The accompanying notes are an integral part of the
                      consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                 Year Ended December 31,
                                            ---------------------------------
                                               1997        1996         1995
                                            --------     --------     --------

Basic Earnings Per Common Share:
    Continuing operations                   $   .46      $   .37      $   .18
    Discontinued operations                     -            -            .01
                                            --------     --------     --------
    Net Income                              $   .46      $   .37      $   .19
                                            ========     ========     ========

Diluted Earnings Per Common Share:
    Continuing operations                   $   .45      $   .37      $   .18
    Discontinued operations                     -            -            .01
                                            --------     --------     --------
    Net Income                              $   .45      $   .37      $   .19
                                            ========     ========     ========

































            The accompanying notes are an integral part of the
                  consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year Ended December 31, 1995, 1996 and 1997

                                     Capital
                                    In Excess   Retained
                            Common    Of Par    Earnings    Treasury
                            Stock     Value     (Deficit)     Stock      Total
                           --------  --------   ---------   --------   ---------

                                              (In thousands)
Balances,
  January 1, 1995          $ 4,182   $50,086    $ (1,581)   $   (80)   $ 52,607
    Net income                 -         -         3,999        -         3,999
    Activity in employee
      compensation plans
      (112,559 shares)          13        95         -          122         230
    Purchase of treasury
      stock (90,000
      shares)                  -         -           -         (230)       (230)
                           --------  --------   ---------   --------   ---------
Balances,
  December 31, 1995          4,195    50,181       2,418       (188)     56,606
    Net income                 -         -         8,333        -         8,333
    Activity in employee
      compensation plans
      (321,667 shares)          64       615         -          123         802
    Issuance of stock on
      exercise of
      warrants
      (2,859,555 shares)       572    11,939         -          -        12,511
    Purchase of treasury
      stock (5,000
      shares)                  -         -           -          (42)        (42)
                           --------  --------   ---------   --------   ---------
Balances,
  December 31, 1996          4,831    62,735      10,751       (107)     78,210
    Net income                 -         -        11,124        -        11,124
    Activity in employee
      compensation plans
      (81,416 shares)           12       718         -           89         819
    Issuance of stock
      for acquisition
      (1,300,000 shares)       260    18,590         -          -        18,850
    Purchase of treasury
      stock
      (15,000 shares)          -         -           -          (138)      (138)
                           --------  --------   ---------   ---------  ---------
Balances,
  December 31, 1997        $ 5,103   $82,043    $ 21,875    $   (156)  $108,865
                           ========  ========   =========   =========  =========



                 The accompanying notes are an integral part of the
                         consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                               ---------------------------------
                                                  1997        1996        1995
                                               ---------   ---------   ---------
                                                         (In thousands)
Cash Flows From Operating Activities:
    Income from continuing operations          $ 11,124    $  8,333    $  3,751
    Adjustments to reconcile income
      from continuing operations
      to net cash provided (used) by
      continuing operating activities:
        Depreciation, depletion,
          amortization and impairment            17,199      14,079      13,120
        Gain on disposition of assets               (94)       (185)       (723)
        Employee stock compensation plans           244         214         231
        Bad debt expense                            250         -            55
        Deferred tax expense (benefit)            6,619       5,030        (682)
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                      (1,762)     (5,444)     (2,280)
        Materials and supplies                   (1,233)       (254)       (550)
        Prepaid expenses and other                 (211)       (418)        (94)
        Accounts payable                          2,062      (2,288)     (1,151)
        Accrued liabilities                       1,430         540         925
        Contract advances                        (1,208)        890         252
        Natural gas purchaser prepayments           (70)        167      (1,620)
                                               ---------   ---------   ---------
            Net cash provided
              by continuing operating
              activities                         34,350      20,664      11,234
                                               ---------   ---------   ---------
        Net cash flows from
          discontinued operations
          including changes in
          working capital                           -           -          (259)
                                               ---------   ---------   ---------
            Net cash provided by
              operating activities               34,350      20,664      10,975
                                               ---------   ---------   ---------











             The accompanying notes are an integral part of the
                     consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                    Year Ended December 31,
                                               ---------------------------------

                                                  1997        1996        1995
                                               ---------   ---------   ---------
                                                         (In thousands)
Cash Flows From Investing Activities:
    Capital expenditures (including
      producing property acquisitions)         $(45,115)   $(34,111)   $(20,634)
    Cash received on acquisition
      of drilling company (Note 2)                1,611         -           -
    Proceeds from disposition of assets             792       1,009       4,613
    (Acquisition) disposition
      of other assets                              (314)        215         -
    Proceeds from sale of
      discontinued operations                       -           -           369
                                               ---------   ---------   ---------
            Net cash used in
              investing activities              (43,026)    (32,887)    (15,652)
                                               ---------   ---------   ---------
Cash Flows From Financing Activities:
    Borrowings under line of credit              34,400      31,500      39,700
    Payments under line of credit               (25,900)    (32,000)    (35,900)
    Net proceeds on notes payable
      and other long-term debt                      -           (20)     (1,000)
    Proceeds from sale of common stock              225      12,798         -
    Acquisition of treasury stock                  (138)        (42)       (230)
                                               ---------   ---------   ---------
            Net cash provided by
              financing activities                8,587      12,236       2,570
                                               ---------   ---------   ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents                              (89)         13      (2,107)

Cash and Cash Equivalents,
  Beginning of Year                                 547         534       2,641
                                               ---------   ---------   ---------
Cash and Cash Equivalents, End of Year         $    458    $    547    $    534
                                               =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                   $  2,910    $  3,189    $  3,214
    Income taxes                               $    102    $     63    $    -









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

Nature of Business

    The Company is engaged in the development, acquisition and production of oil and natural gas properties and the land contract drilling of oil and natural gas wells primarily in the Anadarko, Arkoma and South Texas Basins. These basins are located in Oklahoma, Texas, Kansas and Arkansas.
Additional producing properties are located in Canada and other states, including New Mexico, Louisiana, North Dakota, Colorado, Wyoming, Montana, Alabama and Mississippi. At December 31, 1997, the Company had an interest in 2,293 wells and served as operator of 506 of those wells. Land contract drilling of oil and natural gas wells is performed for a wide range of customers using the 34 drilling rigs owned and operated by the Company.

Drilling Contracts

    The Company recognizes revenues generated from "daywork" drilling contracts as the services are performed, which is similar to the percentage of completion method. For all contracts under which the Company bears the risk of completion of the wells ("footage" and "turnkey" drilling contracts), revenues and expenses are recognized using the completed contract method. The duration of all three types of contracts range typically from 20 to 90 days. The entire amount of the loss, if any, is recorded when the loss is determinable.

    The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" drilling contracts which are still in process and are included in other current assets.

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

    Realization of the carrying value of the Company's property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets or the results of similar valuation techniques. Changes in such estimates could cause the Company to reduce the carrying value of its property and equipment.

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

Goodwill

    Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company over the fair value of the net assets acquired and is being amortized on the straight-line method over 25 years.
Goodwill is evaluated annually for impairment based on the estimated undiscounted future cash flow of the acquired entity. Accumulated amortization at December 31, 1997 was $20,000.

Oil and Natural Gas Operations

    The Company accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all produc-tive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. The Company's determination of its oil and natural gas reserves are reviewed annually by independent petroleum engineers. The average composite rates used for depreciation, depletion and amortization ("DD&A") were $4.49, $3.90 and $3.93 per equivalent barrel in 1997, 1996 and 1995, respectively. The Company's calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and natural gas properties. As discussed in Note 15, such estimates are imprecise. Changes in these estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties.

    No gains or losses are recognized upon the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

    The SEC's full cost accounting rules prohibit recognition of income in current operations for services performed on oil and natural gas properties in which the Company has an interest or on properties in which a part-nership, of which the Company is a general partner, has an interest. Accordingly, in 1997 the Company recorded $314,000 of contract drilling profits as a reduction of the carrying value of its oil and natural gas properties rather than including these profits in current operations. No contract drilling profits were realized on such interests in 1996 and 1995.

Limited Partnerships

    The Company, through its wholly owned subsidiary, Unit Petroleum Company, is a general partner in thirteen oil and natural gas limited partnerships sold privately and publicly. Certain of the Company's officers, directors and employees own interests in most of these partnerships.

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

Natural Gas Balancing

    The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue which may be more or less than the Company's share of pro-rata production from certain wells. Based upon the Company's 1997 average spot market natural gas price of $2.38 per Mcf, the Company estimates its balancing position to be approximately $6.4 million on under-produced properties and approximately $3.0 million on over-produced properties.

    The Company's policy is to expense its pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the Company's balancing position on wells in which the Company has imbalances are not material.

Stock Based Compensation

    The Company applies APB Opinion 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1997, 1996 and 1995 no compensation expense has been recognized. As provided by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," the Company has disclosed the pro forma effects of recording compensation for such option grants based on fair value in Note 9 to the financial statements.

Self Insurance

    The Company utilizes self insurance programs for employee group health and worker's compensation. Self insurance cost are accrued based upon the aggregate of estimated liabilities for reported claims and claims incurred but not yet reported.

Financial Instruments and Concentrations of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. In addition, at December 31, 1997 and 1996, the Company had a concentration of cash of $0.3 million and $2.6 million, respectively, with one bank.

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

Earnings Per Share

    In the fourth quarter of 1997, the Company adopted Financial
Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Earnings per share amounts for all previous periods presented have been restated to give effect to the application of FAS 128.

NOTE 2 - ACQUISITION OF DRILLING COMPANY
----------------------------------------
    On November 20, 1997, the Company acquired Hickman Drilling Company. The selling stockholders of Hickman Drilling Company received 1,300,000 shares of Common Stock valued at $18,850,000 and promissory notes of $5,000,000 to be paid in five equal annual installments commencing January 2, 1999. The acquisition has been accounted for as a purchase and the results of Hickman Drilling Company have been included in the accompanying consolidated financial statements since the date of acquisition. The acquisition is summarized as follows:

               Current assets net of current liabilities  $  2,072
               Property and equipment                       23,187
               Goodwill                                      6,081
               Deferred tax liability - long-term           (7,490)
                                                          ---------
                   Total acquisition                      $ 23,850
                                                          =========

    Unaudited summary pro forma results of operations for the Company, reflecting the above described acquisition as if it had occurred at the beginning of the years ended December 31, 1997 and December 31, 1996, are as follows, respectively; revenues, $110,091,000 and $90,986,000; net income, $10,347,000 and $7,598,000; and net income per common share (diluted), $.40 and $.32. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods nor of the results which may occur in the future.

NOTE 3 - EARNINGS PER SHARE
---------------------------

    The following data shows the amounts used in computing earnings per share for the Company's continuing operations.

                                                For the Year Ended
                                                December 31, 1997
                                     --------------------------------------
                                                    WEIGHTED
                                        INCOME       SHARES      PER-SHARE
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                     -----------   -----------   ----------

   Basic earnings per common
     share                           $11,124,000    24,327,000   $    0.46
                                                                 ==========
   Effect of dilutive
     stock options                         -           380,000
                                     -----------   -----------
   Diluted earnings per common
     share                           $11,124,000    24,707,000   $    0.45
                                     ===========   ===========   ==========

                                                For the Year Ended
                                                December 31, 1996
                                     --------------------------------------
                                                    WEIGHTED
                                        INCOME       SHARES      PER-SHARE
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                     -----------   -----------   ----------

   Basic earnings per common
     share                           $ 8,333,000    22,463,000   $    0.37
                                                                 ==========
   Effect of dilutive
     stock options                           -         302,000
                                     -----------   -----------
   Diluted earnings per common
     share                           $ 8,333,000    22,765,000   $    0.37
                                     ===========   ===========   ==========

                                                For the Year Ended
                                                December 31, 1995
                                     --------------------------------------
                                                     WEIGHTED
                                       INCOME         SHARES     PER-SHARE
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                     -----------   -----------   ----------

   Basic earnings per common
     share                           $ 3,751,000    20,890,000   $    0.18
                                                                 ==========
   Effect of dilutive
     stock options                           -         322,000
                                     -----------   -----------
   Diluted earnings per common
     share                           $ 3,751,000    21,212,000   $    0.18
                                     ===========   ===========   ==========

The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price on common shares for the years ended December 31,:

                                   1997         1996         1995
                               -----------   ----------   ----------
   Options                          2,500      161,500       21,000
                               ===========   ==========   ==========
   Average exercise price      $    11.32    $    8.60    $    3.81
                               ===========   ==========   ==========

NOTE 4 - DISCONTINUED OPERATIONS
--------------------------------

    On April 1, 1995, the Company's natural gas marketing operations were combined with a third party also involved in natural gas marketing activities forming GED Gas Services L.L.C. ("GED"). The combination was made to attain the increased volumes deemed necessary to profitably market third party natural gas. The Company owns a 34 percent interest in GED. On November 1, 1995 GED sold its natural gas marketing operation. This sale removed the Company from the third party natural gas marketing business. For the period from April 1 to November 1, 1995, the Company accounted for its interest in GED utilizing the equity method of accounting, recognizing $35,000 as its equity in the income of GED. The gain on the sale was $360,000 net of income tax of $221,000.

    The Company's former natural gas marketing activity has been presented as a discontinued operation. The revenue and expense information of the discontinued operation disclosed for 1995 relates to the period from January 1, 1995 through April 1, 1995 and the Company's equity in income for the period of April 1, 1995 to November 1, 1995. Summary results of operations data of the discontinued operations were as follows:

                                               For the Year Ended December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
                                                        (In thousands)
  Results of Operations:
      Revenues attributable to
        discontinued operations                $   -       $    -      $13,548
      Expenses attributable to
        discontinued operations                    -            -       13,729
                                               --------    --------    --------
      Loss attributable to
        discontinued operations
        before income taxes                        -            -         (181)
      Income tax benefit                           -            -           69
                                               --------    --------    --------

      Loss attributable
        to discontinued
        operations                             $    -      $    -      $  (112)
                                               ========    ========    ========

NOTE 5 - WARRANTS
-----------------

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

NOTE 6 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

    In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements ("Settlement Agreement"), the Company has a prepayment balance of $2.2 million at December 31, 1997 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. Per the Settlement Agreement the purchaser was required to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the Settlement Agreement. These monthly payments ended at December 31, 1997. As a result of the Settlement Agreement, the December 31, 1997 Prepayment Balance of $2.2 million is payable in equal annual payments over a five year period with the first payment due June 1, 1998. At December 31, 1997, the Settlement Agreement and the natural gas purchase contracts which were subject to the Settlement Agreement terminated.

NOTE 7 - LONG-TERM DEBT
------------------------

    Long-term debt consisted of the following as of December 31, 1997 and 1996:

                                                         1997           1996
                                                      ---------      ---------
        Revolving credit and term loan,                     (In thousands)
          with interest at December 31,
          1997 and 1996 of 7.3 percent
          and 7.2 percent, respectively               $ 49,100       $ 40,600
        Notes payable on Hickman
          Drilling Company acquisition
          with interest at December 31,
          1997 of 8.5 percent                            5,000            -
        Other                                              800            -
                                                      ---------      ---------
                                                        54,900         40,600
        Less current portion                               286            -
                                                      ---------      ---------
                 Total long-term debt                 $ 54,614       $ 40,600
                                                      =========      =========

    At December 31, 1997, the Company's loan agreement ("Loan Agreement") provided for a total loan commitment of $75 million consisting of a revolv-ing credit facility through August 1, 1999 and a term loan thereafter, maturing on August 1, 2003. Borrowings under the Loan Agreement are limited to a semi-annual borrowing base computation which as of December 31, 1997 was $52 million and on February 9, 1998 was raised to $60 million.

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

    In November 1997, the Company completed its acquisition of Hickman Drilling Company. In association with this acquisition, the Company issued an aggregate of $5.0 million in promissory notes, subject to adjustment as provided in the Merger Agreement, to be payable in five equal annual installments commencing January 2, 1999, with interest based on the Chase Prime Rate.

    The Company has other long-term debt of $800,000 incurred with the December 9, 1997 acquisition of a Mid-Continent U-36-A, 650 horsepower rig plus additional spare rig equipment. The debt is payable over a maximum of three years from the closing date of the acquisition.

    Estimated annual principal payments under the terms of all long-term debt from 1998 through 2002 are $286,000, $5,348,000, $13,532,000,
$13,275,000 and $13,275,000. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, long-term debt at December 31, 1997 approximates its fair value.

NOTE 8 - INCOME TAXES
---------------------

    A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income from continuing operations, to the Company's effective income tax expense is as follows:

                                               1997       1996       1995
                                             --------   --------   --------
                                                    (In thousands)
  Income tax expense computed by
    applying the statutory rate              $ 6,073    $ 4,545    $ 1,048
  Tax benefit of net operating
    loss carryforward                            -          -       (1,730)
  State income tax, net of federal               733        499        -
  Other                                          (69)       (10)        14
                                             --------   --------   --------
      Income tax expense (benefit)           $ 6,737    $ 5,034    $  (668)
                                             ========   ========   ========

    Deferred tax assets and liabilities are comprised of the following at December 31, 1997 and 1996:

                                                        1997           1996
                                                     ---------      ---------
                                                          (In thousands)
   Deferred tax assets:
       Allowance for losses                           $  1,348       $    443
       Net operating loss carryforwards                 15,819         17,586
       Statutory depletion carryforward                  2,260          2,260
       Investment tax credit carryforward                1,552          3,530
       Alternative minimum tax credit
         carryforward                                      167            -
                                                      ---------      ---------
           Gross deferred tax assets                    21,146         23,819

       Valuation allowance                              (1,552)        (3,530)
       Deferred tax liability-
         Depreciation, depletion and amortization      (37,154)       (24,487)
                                                      ---------      ---------
           Net deferred tax liability                 $(17,560)      $ (4,198)
                                                      =========      =========

    The deferred tax asset valuation allowance reflects that the investment tax credit carryforwards may not be utilized before the expiration dates due in part to the effects of anticipated future exploratory and development drilling costs.

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

    At December 31, 1997, the Company has net operating loss carryforwards for regular tax purposes of approximately $41,628,000 and net operating loss carryforwards for alternative minimum tax purposes of approximately $30,773,000 which expire in various amounts from 1999 to 2011. The Company has investment tax credit carryforwards of approximately $1,552,000 which expire from 1998 to 2000. In addition, a statutory depletion carryforward of approximately $5,948,000, which may be carried forward indefinitely, is available to reduce future taxable income, subject to statutory limitations.

NOTE 9 - EMPLOYEE BENEFIT AND COMPENSATION PLANS
------------------------------------------------

    In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan ("the Plan") whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, the Company's shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions.
No shares were issued under the Plan in 1997, 1996 or 1995.

    At December 31, 1997, the Company also has a Stock Option Plan which provides for the granting of options for up to 1,500,000 shares of common stock to officers and employees. The plan permits the issuance of qualified or nonqualified stock options. Options granted become exercisable at the rate of 20 percent per year one year after being granted and expire after ten years from the original grant. The exercise price for options granted to date was based on the fair market value on the date of the grant.

    Activity pertaining to the Stock Option Plan is as follows:

                                             WEIGHTED
                                    NUMBER   AVERAGE
                                      OF     EXERCISE
                                    SHARES    PRICE
                                  ---------  --------
      Outstanding at
        January 1, 1995            915,500   $  2.16
          Granted                   26,000      3.22
          Exercised                (65,900)     1.65
          Canceled                 (10,000)     1.88
                                  ---------  --------
      Outstanding at
        December 31, 1995          865,600      2.23
          Granted                  149,500      8.75
          Exercised               (371,200)     1.59
          Canceled                  (7,100)     2.92
                                  ---------  --------
      Outstanding at
        December 31, 1996          636,800      4.13
          Granted                   24,000      9.00
          Exercised                (56,440)     2.71
          Canceled                 (30,200)     7.89
                                  ---------  --------
      Outstanding at
        December 31, 1997          574,160   $  4.28
                                  =========  ========




                                   OUTSTANDING OPTIONS
                             -----------------------------------
                                         WEIGHTED       WEIGHTED
                             NUMBER      AVERAGE        AVERAGE
         EXERCISE              OF        REMAINING      EXERCISE
          PRICES             SHARES   CONTRACTUAL LIFE   PRICE
     -----------------------------------------------------------
     $ 2.37 - $ 4.00         426,160     4.4  years       $2.72
     $ 8.00 - $11.32         148,000     9.1  years       $8.79

                                EXERCISABLE OPTIONS
                              -----------------------
                                            WEIGHTED
                                 NUMBER      AVERAGE
                EXERCISE           OF       EXERCISE
                 PRICES          SHARES       PRICE
            -----------------------------------------
            $ 2.37 - $ 4.00      360,760     $ 2.66
            $ 8.75 - $11.32       22,200     $ 8.77


    Options for 383,000, 375,000 and 675,000 shares were exercisable with weighted average exercise prices of $3.01, $2.64 and $2.06 at December 31, 1997, 1996 and 1995, respectively.


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

     Activity pertaining to the Directors' Plan is as follows:

                                                WEIGHTED
                                    NUMBER      AVERAGE
                                      OF        EXERCISE
                                    SHARES        PRICE
                                   --------     --------
      Outstanding at
        January 1, 1995             30,000      $  2.79
          Granted                   12,500         3.38
                                   --------     --------
      Outstanding at
        December 31, 1995           42,500         2.96
          Granted                   12,500         6.88
                                   --------     --------
      Outstanding at
        December 31, 1996           55,000         3.85
          Granted                   12,500         8.94
          Exercised                 (7,500)        2.67
                                   --------     --------
      Outstanding at
        December 31, 1997           60,000 (1)  $  5.06
                                   ========     ========


-------------
      (1) All 60,000 options were exercisable at December 31, 1997.

    The Company applies APB Opinion 25 in accounting for its Stock Option Plan and Non-Employee Director's Stock Option Plan. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1997, 1996 and 1995. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                           1997      1996      1995
                                         -------   -------   -------
   Net Income (In thousands):

       As reported                       $11,124   $ 8,333   $ 3,999
                                         =======   =======   =======
       Pro forma                         $10,748   $ 8,244   $ 3,971
                                         =======   =======   =======
   Basic Earnings per Share:

       As reported                       $   .46   $   .37   $   .19
                                         =======   =======   =======
       Pro forma                         $   .44   $   .37   $   .19
                                         =======   =======   =======
   Diluted Earnings per Share:

       As reported                       $   .45   $   .36   $   .19
                                         =======   =======   =======
       Pro forma                         $   .43   $   .36   $   .19
                                         =======   =======   =======

    The fair value of each option granted is estimated using the Black-Scholes model. The Company's stock volatility was 0.52 and 0.51 in 1997 and 1996, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of
5.80 and 6.55 percent in 1997 and 1996, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees. The aggregate fair value of options granted during 1997 and 1996 under the Stock Option Plan were $136,000 and $753,000, respectively, and under the Non-Employee Stock Option Plan were $74,000 and $56,000, respectively.

    Under the Company's 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Each employee's contribution, up to a specified maximum, may be matched by the Company in full or on a partial basis. The Company made discretionary contributions under the plan of 23,892, 44,686 and 46,659 shares of common stock and recognized expense of $329,000, $268,000 and $174,000 in 1997, 1996 and
1995, respectively.

    The Company provides a salary deferral plan ("Deferral Plan") which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy the Company's obligation under the Deferral Plan at December 31, 1997 and 1996 totaled $752,000 and $492,000 respectively. The Company recognizes payroll expense and records a liability at the time of deferral.

    Effective January 1, 1997, the Company adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with the Company is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with the Company up to a maximum of 104 weeks. Benefits received under the Separation Plan will be reduced by the amount of any other benefits received from other disability or severance plans which may be in effect during the payment period. To receive payments the recipient must waive any claims against the Company in exchange for receiving the separation benefits. On October 28, 1997, the Company adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of the Company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. The Company recognized expense for benefits associated with anticipated payments under both separation plans of $466,000 in 1997.


NOTE 10 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

     The Company formed private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 1997, with a subsidiary of the Company serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with the Company in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with the Company in most drilling operations and most producing property acquisitions commenced by the Company for its own account during the period from the formation of the Partnership through December 31 of each year.

    Amounts received in the years ended December 31 from both public and private Partnerships for which the Company is a general partner are as follows:

                                                 1997       1996       1995
                                               --------   --------   --------
                                                       (In thousands)
      Contract drilling                        $    135   $     37   $     34
      Well supervision and other fees          $    384   $    349   $    356
      General and administrative
      expense reimbursement                    $    119   $    105   $    235

    Related party transactions for contract drilling and well supervision fees are the related parties' share of such costs. These costs are billed to related parties on the same basis as billings to unrelated parties for such services. General and administrative expense reimbursements are both direct general and administrative expense incurred on the related parties' behalf and indirect expenses allocated to the related parties. Such allocations are based on the related parties' level of activity and are considered by management to be reasonable.

    A subsidiary of the Company paid the Partnerships, for which the Company or a subsidiary is the general partner, $32,000, $31,000 and $18,000 during the years ended December 31, 1997, 1996 and 1995, respectively, for purchases of natural gas production.

    During 1997, 1996 and 1995 a bank owned by one of the Company's Directors was a participant in the Company's Loan Agreement. The bank's total pro rata share of the Company's line of credit is currently limited to an amount not to exceed $1.5 million.

NOTE 11 - SHAREHOLDER RIGHTS PLAN
--------------------------------

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

    The Company leases office space under the terms of operating leases expiring through January 31, 2002. Future minimum rental payments under the terms of the leases are approximately $382,000, $350,000, $94,000, $70,000 and $6,000 in 1998, 1999, 2000, 2001 and 2002, respectively. Total rent expense incurred by the Company was $373,000, $323,000 and $307,000 in 1997, 1996 and 1995, respectively.

    The Company had letters of credit supported by its Loan Agreement totaling $1.2 million at December 31, 1997.

    The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that the Company repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. The Company made repurchases of $30,000 and $34,000 in 1996 and 1995, respectively, for such limited partners' interests and did not make any such repurchases in 1997.

    The Company is a party to various legal proceedings arising in the ordinary course of its business none of which, in the Company's opinion, will result in judgements which would have a material adverse effect on the Company.

NOTE 13 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

    The Company operates in the United States in two industry segments which are contract drilling and oil and natural gas exploration. The Company also has natural gas production in Canada which is not significant. Selected financial information by industry segment is as follows:

                                                                    DEPRECATION,
                                                                      DEPLETION,
                                                                    AMORTIZATION
                                   OPERATING                              AND
                        OPERATING    PROFIT     TOTAL      CAPITAL    IMPAIRMENT
                         REVENUES  (LOSS)(1)   ASSETS(2) EXPENDITURES   EXPENSE
                        ----------  --------  ---------  -----------  ---------
                                            (In thousands)

Year ended
  December 31, 1997:
    Drilling            $  46,199   $ 5,564   $ 73,495     $ 35,193   $  4,216
    Oil and natural gas    45,581    19,755    125,025       33,525     12,625
                        ----------  --------  ---------    ---------  ---------
                           91,780   $25,319    198,520       68,718     16,841
                                    ========
    Other                      84                3,977        1,464        358
                        ----------            ---------    ---------  ---------
        Total           $  91,864             $202,497     $ 70,182   $ 17,199
                        ==========            =========    =========  =========

Year ended
  December 31, 1996:
    Drilling            $  28,819   $ 1,616   $ 24,500     $  9,910   $  2,944
    Oil and natural gas    43,013    18,797    110,207       25,644     10,807
                        ----------  --------  ---------    ---------  ---------
                           71,832   $20,413    134,707       35,554     13,751
                                    ========
    Other                     238                3,286          989        328
                        ----------            ---------    ---------  ---------
        Total           $  72,070             $137,993     $ 36,543   $ 14,079
                        ==========            =========    =========  =========

Year ended
  December 31, 1995:
    Drilling            $  20,211   $  (426)  $ 15,449     $  1,556   $  2,596
    Oil and natural gas    31,187     8,961     92,033       19,308     10,223
                        ----------  --------  ---------    ---------  ---------
                           51,398   $ 8,535    107,482       20,864     12,819
                                    ========
    Other                   1,676                3,440        1,089        301
                        ----------            ---------    ---------  ---------
        Total           $  53,074             $110,922     $ 21,953   $ 13,120
                        ==========            =========    =========  =========
(1) Operating profit is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense, income taxes or gain from the 1995 litigation settlement.

(2) Identifiable assets are those used in the Company's operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.


NOTE 14 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------

    Summarized quarterly financial information for 1997 and 1996 is as follows:
                                      Three Months Ended
                       --------------------------------------------------
                        MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                       ---------    ---------    ---------     ---------
                            (In thousands except per share amounts)
Year ended December 31, 1997:

    Revenues           $ 24,322     $ 19,806     $ 21,585      $ 26,151
                       =========    =========    =========     =========

    Gross profit(1)    $  7,970     $  4,161     $  5,227      $  7,961
                       =========    =========    =========     =========
    Income before
      income taxes     $  6,219     $  2,299     $  3,409      $  5,934
                       =========    =========    =========     =========

    Net Income         $  3,874     $  1,432     $  2,121      $  3,697
                       =========    =========    =========     =========

    Earnings per common share:

        Basic          $    .16     $    .06     $    .09      $    .15
                       =========    =========    =========     =========

        Diluted (2)    $    .16     $    .06     $    .09      $    .15
                       =========    =========    =========     =========

                                       Three Months Ended
                       --------------------------------------------------
                        MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                       ---------    ---------    ---------     ---------
                            (In thousands except per share amounts)
Year ended December 31, 1996:

    Revenues           $ 15,871     $ 17,107     $ 17,286      $ 21,806
                       =========    =========    =========     =========

    Gross profit(1)    $  3,851     $  4,376     $  4,683      $  7,503
                       =========    =========    =========     =========
    Income before
      income taxes     $  1,952     $  2,529     $  3,096      $  5,790
                       =========    =========    =========     =========

        Net Income     $  1,219     $  1,589     $  1,899      $  3,626
                       =========    =========    =========     =========

    Earnings per common share:

        Basic (2)      $    .06     $    .07     $    .08      $    .15
                       =========    =========    =========     =========
        Diluted (2)    $    .06     $    .07     $    .08      $    .15
                       =========    =========    =========     =========


(1) Gross profit excludes other revenues, general and administrative expense and interest expense.

(2) Due to the effect of price changes of the Company's stock, diluted earnings per share for the year's four quarters, which includes the effect of potential dilutive common shares calculated during each quarter, does not equal the annual diluted earnings per share, which includes the effect of such potential dilutive common shares calculated for the entire year.

NOTE 15 - OIL AND NATURAL GAS INFORMATION (UNAUDITED)
-----------------------------------------------------

    The capitalized costs at year end and costs incurred during the year were as follows:

                                               USA        CANADA       TOTAL
                                            ---------    --------    ---------
                                                      (In thousands)
1997:
  Capitalized costs:
      Proved properties                     $ 225,166    $    480    $ 225,646
      Unproved properties                       7,935          78        8,013
                                            ---------    --------    ---------
                                              233,101         558      233,659
      Less accumulated depreciation,
        depletion, amortization
        and impairment                        115,000         405      115,405
                                            ---------    --------    ---------
          Net capitalized costs             $ 118,101    $    153    $ 118,254
                                            =========    ========    =========
  Cost incurred:
      Unproved properties                   $   3,540    $     78    $   3,618
      Producing properties                      1,518         -          1,518
      Exploration                               1,785         -          1,785
      Development                              26,604         -         26,604
                                            ---------    --------    ---------
          Total costs incurred              $  33,447    $     78    $  33,525
                                            =========    ========    =========

                                               USA        CANADA       TOTAL
                                            ---------    --------    ---------
                                                      (In thousands)
1996:
  Capitalized costs:
      Proved properties                     $ 195,528    $    480    $ 196,008
      Unproved properties                       4,602         -          4,602
                                            ---------    --------    ---------
                                              200,130         480      200,610
      Less accumulated depreciation,
        depletion, amortization
        and impairment                        102,463         389      102,852
                                            ---------    --------    ---------
          Net capitalized costs             $  97,667    $     91    $  97,758
                                            =========    ========    =========
 Cost incurred:
      Unproved properties                   $   1,640    $    -      $   1,640
      Producing properties                      2,338         -          2,338
      Exploration                               1,501         -          1,501
      Development                              20,150          15       20,165
                                            ---------    --------    ---------
          Total costs incurred              $  25,629    $     15    $  25,644
                                            =========    ========    =========


                                               USA        CANADA       TOTAL
                                            ---------    --------    ---------
                                                      (In thousands)

1995:
  Capitalized costs:
      Proved properties                     $ 171,259    $    465    $ 171,724
      Unproved properties                       3,501         -          3,501
                                            ---------    --------    ---------
                                              174,760         465      175,225
      Less accumulated depreciation,
        depletion, amortization
        and impairment                         91,739         379       92,118
                                            ---------    --------    ---------
      Net capitalized costs                 $  83,021    $     86    $  83,107
                                            =========    ========    =========
  Cost incurred:
      Unproved properties                   $   1,338    $    -      $   1,338
      Producing properties                      9,183         -          9,183
      Exploration                               1,291         -          1,291
      Development                               7,486          10        7,496
                                            ---------    --------    ---------
          Total costs incurred              $  19,298    $     10    $  19,308
                                            =========    ========    =========

    The results of operations for producing activities are provided below. Due to the Company's utilization of net operating loss carryforwards, income taxes were not significant and have not been included for 1995.

                                                 USA       CANADA      TOTAL
                                              ---------   --------   ---------
                                                       (In thousands)

1997:
      Revenues                                $ 42,830    $    69    $ 42,899
      Production costs                          10,678         24      10,702
      Depreciation, depletion
        and amortization                        12,537         16      12,553
                                              ---------   --------   ---------
                                                19,615         29      19,644
      Income tax expense                         7,394         17       7,411
                                              ---------   --------   ---------
      Results of operations for producing
        activities (excluding corporate
        overhead and financing costs)         $ 12,221    $    12    $ 12,233
                                              =========   ========   =========


1996:
      Revenues                                $ 40,432    $    60    $ 40,492
      Production costs                          11,195         14      11,209
      Depreciation, depletion
        and amortization                        10,723         11      10,734
                                              ---------   --------   ---------
                                                18,514         35      18,549
      Income tax expense                         6,986         15       7,001
                                              ---------   --------   ---------
      Results of operations for producing
        activities (excluding corporate
        overhead and financing costs)         $ 11,528    $    20    $ 11,548
                                              =========   ========   =========


1995:
      Revenues                                $ 28,928    $    53    $ 28,981
      Production costs                           9,914         16       9,930
      Depreciation, depletion
        and amortization                        10,156         11      10,167
                                              ---------   --------   ---------
      Results of operations for producing
        activities before income taxes
        (excluding corporate overhead
        and financing costs)                  $  8,858    $    26    $  8,884
                                              =========   ========   =========

    Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

                                     USA           CANADA          TOTAL
                               -----------------------------------------------
                                   NATURAL        NATURAL        NATURAL
                                 OIL      GAS     OIL   GAS    OIL      GAS
                                 BBLS     MCF     BBLS  MCF    BBLS     MCF
                               ------- --------- ----- ----- ------- ---------
                                               (In thousands)
1997:
  Proved developed and
    undeveloped reserves:
      Beginning of year         5,204   128,408     -   753   5,204   129,161
      Revision of previous
        estimates                (927)  (12,780)    -    44    (927)  (12,736)
      Extensions, discoveries
        and other additions       399    41,108     -    -      399    41,108
      Purchases of minerals
        in place                    6     2,618     -    -        6     2,618
      Sales of minerals in place  (58)     (951)    -    -      (58)     (951)
      Production                 (493)  (13,742)    -   (74)   (493)  (13,816)
                               ------- ---------  ---- ----- ------- ---------
      End of Year               4,131   144,661     -   723   4,131   145,384
                               ======= =========  ==== ===== ======= =========
  Proved developed reserves:
      Beginning of year         4,509   107,536     -   326   4,509   107,862
      End of year               3,406   115,071     -   295   3,406   115,366


1996:
  Proved developed and
    undeveloped reserves:
      Beginning of year         5,428   107,950     -   778   5,428   108,728
      Revision of previous
        estimates                (387)   (3,822)    -    26    (387)   (3,796)
      Extensions, discoveries
        and other additions       718    34,625     -    -      718    34,625
      Purchases of minerals
        in place                   67     3,036     -    -       67     3,036
      Sales of minerals in place  (43)     (407)    -    -      (43)     (407)
      Production                 (579)  (12,974)    -   (51)   (579)  (13,025)
                               ------- ---------  ---- ----- ------- ---------
      End of Year               5,204   128,408     -   753   5,204   129,161
                               ======= =========  ==== ===== ======= =========
  Proved developed reserves:
      Beginning of year         4,697    94,975     -   350   4,697    95,325
      End of year               4,509   107,536     -   326   4,509   107,862

                                     USA           CANADA          TOTAL
                               -----------------------------------------------
                                   NATURAL        NATURAL        NATURAL
                                 OIL      GAS     OIL   GAS    OIL      GAS
                                 BBLS     MCF     BBLS  MCF    BBLS     MCF
                               ------- --------- ----- ----- ------- ---------
                                               (In thousands)
1995:
  Proved developed and
    undeveloped reserves:
      Beginning of year         4,308    92,566     -   794   4,308    93,360
      Revision of previous
        estimates                 910     9,525     -   (10)    910     9,515
      Extensions, discoveries
        and other additions       305     7,910     -    48     305     7,958
      Purchases of minerals
        in place                  500    10,892     -    -      500    10,892
      Sales of minerals in place  (18)     (938)    -    -      (18)     (938)
      Production                 (577)  (12,005)    -   (54)   (577)  (12,059)
                               -------  -------- ----- ----- ------- ---------
      End of Year               5,428   107,950     -   778   5,428   108,728
                               =======  ======== ===== ===== ======= =========
  Proved developed reserves:
      Beginning of year         3,521    80,110     -   359   3,521    80,469
      End of year               4,697    94,975     -   350   4,697    95,325


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

    The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows:

                                                 USA      CANADA      TOTAL
                                              ---------  --------  ----------
                                                       (In thousands)
  1997:
      Future cash flows                       $427,292   $  1,684   $428,976
      Future production and
        development costs                      153,220        312    153,532
      Future income tax expenses                63,868        794     64,662
                                              ---------  ---------  ---------
      Future net cash flows                    210,204        578    210,782
      10% annual discount for
        estimated timing of cash flows          71,768        187     71,955
                                              ---------  ---------  ---------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves              $138,436   $    391   $138,827
                                              =========  =========  =========


  1996:
      Future cash flows                       $626,945   $  2,735   $629,680
      Future production and
        development costs                      171,749        339    172,088
      Future income tax expenses               125,540      1,422    126,962
                                              ---------  ---------  ---------
      Future net cash flows                    329,656        974    330,630
      10% annual discount for
        estimated timing of cash flows         129,610        368    129,978
                                              ---------  ---------  ---------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves              $200,046   $    606   $200,652
                                              =========  =========  =========

                                                 USA       CANADA     TOTAL
                                              ---------  ---------  ---------
                                                       (In thousands)
  1995:
      Future cash flows                       $320,916   $  1,462   $322,378
      Future production and
        development costs                      107,830        304    108,134
      Future income tax expenses                49,437        660     50,097
                                              ---------  ---------  ---------
      Future net cash flows                    163,649        498    164,147
      10% annual discount for
        estimated timing of cash flows          60,826        183     61,009
                                              ---------  ---------  ---------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves              $102,823   $    315   $103,138
                                              =========  =========  =========

    The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

                                                USA       CANADA      TOTAL
                                            ----------   --------   ----------
                                                      (In thousands)
1997:
  Sales and transfers of oil and
    natural gas produced,
    net of production costs                 $ (32,152)   $   (45)   $ (32,197)
  Net changes in prices and
    production costs                         (111,745)      (651)    (112,396)
  Revisions in quantity estimates
    and changes in production timing          (19,377)        47      (19,330)
  Extensions, discoveries and improved
    recovery, less related costs               46,787         -        46,787
  Purchases of minerals in place                2,235         -         2,235
  Sales of minerals in place                   (2,282)        -        (2,282)
  Accretion of discount                        26,227        147       26,374
  Net change in income taxes                   33,473        345       33,818
  Other - net                                  (4,776)       (58)      (4,834)
                                            ----------   --------   ----------
  Net change                                  (61,610)      (215)     (61,825)
  Beginning of year                           200,046        606      200,652
                                            ----------   --------   ----------
  End of year                               $ 138,436    $   391    $ 138,827
                                            ==========   ========   ==========
1996:
  Sales and transfers of oil and
    natural gas produced,
    net of production costs                 $ (29,237)   $   (46)   $ (29,283)
  Net changes in prices and
    production costs                           92,541        738       93,279
  Revisions in quantity estimates
    and changes in production timing          (13,390)        58      (13,332)
  Extensions, discoveries and improved
    recovery, less related costs               69,942          -       69,942
  Purchases of minerals in place                5,821          -        5,821
  Sales of minerals in place                     (514)         -         (514)
  Accretion of discount                        12,101         71       12,172
  Net change in income taxes                  (44,039)      (470)     (44,509)
  Other - net                                   3,998        (60)       3,938
                                            ----------   --------   ----------
  Net change                                   97,223        291       97,514
  Beginning of year                           102,823        315      103,138
                                            ----------   --------   ----------
  End of year                               $ 200,046    $   606    $ 200,652
                                            ==========   ========   ==========

                                                USA       Canada       Total
                                            ----------   --------   ----------
                                                      (In thousands)
1995:
  Sales and transfers of oil and
    natural gas produced,
    net of production costs                 $ (19,015)   $   (36)   $ (19,051)
  Net changes in prices and
    production costs                           28,857        112       28,969
  Revisions in quantity estimates
    and changes in production timing           (6,620)       (10)      (6,630)
  Extensions, discoveries and improved
    recovery, less related costs               11,320         49       11,369
  Purchases of minerals in place               11,897         -        11,897
  Sales of minerals in place                     (968)        -          (968)
  Accretion of discount                         8,447         54        8,501
  Net change in income taxes                  (11,727)      (105)     (11,832)
  Other - net                                   2,614          1        2,615
                                            ----------   --------   ----------
  Net change                                   24,805         65       24,870
  Beginning of year                            78,018        250       78,268
                                            ----------   --------   ----------
  End of year                               $ 102,823    $   315    $ 103,138
                                            ==========   ========   ==========

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

    In early 1998, the oil and natural gas industry has experienced a downturn in both oil and natural gas prices. The Company's reserves were determined at December 31, 1997 using an oil and natural gas price of $17.39 per barrel and $2.33 per Mcf. During March 1998, the oil and natural gas prices received by the Company fell to approximately $12.00 and $2.13, respectively. These decreases would have a significant effect on the SMOG value of the Company's reserves at December 31, 1997.

                     REPORT OF INDEPENDENT ACCOUNTANTS




The Shareholders and Board of Directors
Unit Corporation

We have audited the accompanying consolidated balance sheets of Unit Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows and the related financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unit Corporation and subsidiaries as of December 31, 1997 and 1996, and the con-solidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.





Tulsa, Oklahoma
February 17, 1998

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

     NAME                 AGE                        POSITION
----------------          ---       ----------------------------------------

King P. Kirchner          70        Chairman of the Board, Chief Executive
                                    Officer and Director

John G. Nikkel            63        President, Chief Operating Officer and
                                    Director

Earle Lamborn             63        Senior Vice President, Drilling and
                                    Director

Philip M. Keeley          56        Senior Vice President, Exploration and
                                    Production

Larry D. Pinkston         43        Vice President, Treasurer and Chief
                                    Financial Officer

Mark E. Schell            40        General Counsel and Secretary
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

    Mr. Lamborn has been actively involved in the oil field for over 45 years, joining the Company's predecessor in 1952 prior to it becoming a publicly-held corporation. He was elected Vice President, Drilling in 1973 and to his current position as Senior Vice President and Director in 1979.

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

    The balance of the information required in this Item 10 is incorpo-rated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders.

Item 11.Executive Compensation
---------------------------------

    Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

    Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders.

Item 13.   Certain Relationships and Related Transactions
--------------------------------------------------------

    Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 annual meeting of stockholders.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

    (a)  Financial Statements, Schedules and Exhibits:

1. Financial Statements:
   ---------------------
    Included in Part II of this report:
        Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December
          31, 1997, 1996 and 1995
        Consolidated Statements of Changes in Shareholders' Equity for the
          years ended December 31, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the years ended December
          31, 1997, 1996 and 1995
        Notes to Consolidated Financial Statements
        Report of Independent Accountants

2. Financial Statement Schedules:
   ------------------------------
    Included in Part IV of this report for the years ended December 31, 1997, 1996 and 1995:
        Schedule II - Valuation and Qualifying Accounts and Reserves

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

   2.1 Agreement and Plan of Merger dated November 21, 1997, by and among the Registrant, Unit Drilling Company, the Shareholders and Hickman Drilling Company (filed as an Exhibit to the Company's Form 8-K dated November 21, 1997, which is incorporated herein by reference).

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

   4.1 Form of Promissory Note to be issued to the Shareholders of Hickman Drilling Company pursuant to the Agreement and Plan of Merger dated November 21, 1997 (filed as an Exhibit to the Company's Form 8-K dated November 21, 1997, which is incorporated herein by reference).

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

   10.2.22* The Company's Amended and Restated Stock Option Plan (filed as an Exhibit to the Company's Registration Statement on Form S-8 as S.E.C. File No's. 33-19652, 33-44103 and 33-64323 which is incorporated herein by reference)

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

   10.2.30* Separation Benefit Plan of Unit Corporation and Participating
            Subsidiaries (filed as an Exhibit to the Company's Annual Report under the cover of Form 10-K for the year ended December 31, 1996).

   10.2.31 Unit 1997 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to the Company's Annual Report under the cover of Form 10-K for the year ended December 31, 1996).

   10.2.32 Unit Corporation Separation Benefit Plan for Senior Management(filed as an Exhibit to the Company's Quarterly Report under cover of Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).

   10.2.33 Unit 1998 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herewith).

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

   21       Subsidiaries of the Registrant (filed herewith).

   23       Consent of Independent Accountants (filed herewith).

   27.1     Financial Data Schedules (filed herewith).

   27.2     Financial Data Schedules (filed herewith).

* Indicates a management contract or compensatory plan identified pursuant to the requirements of Item 14 of Form 10-K.

    (b)  Reports on Form 8-K:

         On November 21, 1997, the Company filed a report on Form 8-K under Item 2 reporting the acquisition of Hickman Drilling Company, an Oklahoma Corporation.

                                Schedule II

                     UNIT CORPORATION AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

                                              Additions               Balance
                               Balance at    charged to  Deductions      at
                                beginning      costs &      & net      end of
  Description                   of period      expenses  write-offs    period
  -----------                   ---------      --------   ---------   --------
                                                  (In thousands)
  Year ended
     December 31, 1997           $   104       $   250     $    -     $   354
                                 ========      ========    ========   ========
  Year ended
     December 31, 1996           $   116       $    -      $    12    $   104
                                 ========      ========    ========   ========
  Year ended
     December 31, 1995           $   289       $    55     $   228    $   116
                                 ========      ========    ========   ========

Deferred Tax Asset Valuation Allowance:

                               Balance at                           Balance at
                                beginning                              end of
  Description                   of period     Additions  Deductions    period
  -----------                   ---------      --------   ---------   --------
                                                  (In thousands)
  Year ended
     December 31, 1997           $ 3,530       $    -      $ 1,978    $ 1,552
                                 ========      ========    ========   ========
  Year ended
     December 31, 1996           $ 3,530       $    -      $    -     $ 3,530
                                 ========      ========    ========   ========
  Year ended
     December 31, 1995           $ 6,423       $    -      $ 2,893    $ 3,530
                                 ========      ========    ========   ========

                                SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIT CORPORATION
DATE: March 18, 1998                   By: /s/ John G. Nikkel
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

             Name                                   Title
-------------------------------         -------------------------------

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

   /s/  John G. Nikkel
-------------------------------         President and Chief Operating
         JOHN G. NIKKEL                   Officer, Director

   /s/   Earle Lamborn
-------------------------------         Senior Vice President, Drilling,
         EARLE LAMBORN                    Director

   /s/   Larry D. Pinkston
-------------------------------         Vice President, Chief Financial
         LARRY D. PINKSTON                Officer and Treasurer

   /s/   Stanley W. Belitz
-------------------------------         Controller
         STANLEY W. BELITZ

   /s/   J. Michael Adcock
-------------------------------         Director
         J. MICHAEL ADCOCK

   /s/   Don Cook
-------------------------------         Director
         DON COOK

   /s/   William B. Morgan
-------------------------------         Director
         WILLIAM B. MORGAN

   /s/   John S. Zink
-------------------------------         Director
         JOHN S. ZINK


-------------------------------         Director
         JOHN H. WILLIAMS
                                    88

                               EXHIBIT INDEX
                          -----------------------
   Exhibit
      No.                       Description                       Page
 -----------     ---------------------------------------------    -----


    10.2.33      Unit 1998 Employee Oil and Gas Limited
                 Partnership Agreement of Limited Partnership.

      21         Subsidiaries of the Registrant.

      23         Consent of Independent Accountants.

      27.1       Financial Data Schedules.

      27.2       Financial Data Schedules.