Form 10-Q
period 1998-03-31
UNIT CORP
filed 1998-05-06
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period ended March 31, 1998
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                25,550,165
                  Class                    Outstanding at May 4, 1998

                          UNIT CORPORATION

                              INDEX


                                                                   Page
PART I.  Financial Information:                                   Number

       Item 1 - Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets
              March 31, 1998 and December 31, 1997                   2

            Consolidated Condensed Statements of Operations
              Three Months Ended March 31, 1998 and 1997             3

            Consolidated Condensed Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997             4

            Notes to Consolidated Condensed Financial Statements     5

            Report of Review by Independent Accountants              8

       Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                9

PART II. Other Information:

       Item 1 - Legal Proceedings                                   14

       Item 2 - Changes in Securities                               14

       Item 3 - Defaults Upon Senior Securities                     14

       Item 4 - Submission of Matters to a Vote of
                  Security Holders                                  14

       Item 5 - Other Information                                   14

       Item 6 - Exhibits and Reports on Form 8-K                    14


Signatures                                                          15

Item 1.                Financial Statements
                 UNIT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  March 31, December 31,
                                                    1998        1997
                                                 ----------  ----------
ASSETS                                          (Unaudited)
------                                               (In thousands)
Current Assets:
    Cash and cash equivalents                    $   1,964   $     458
    Accounts receivable                             15,519      19,813
    Other                                            6,628       5,741
                                                 ----------  ----------
        Total current assets                        24,111      26,012
                                                 ----------  ----------
Property and Equipment:
    Total cost                                     381,783     362,587
    Less accumulated depreciation, depletion,
      amortization and impairment                  197,248     192,613
                                                 ----------  ----------
        Net property and equipment                 184,535     169,974
                                                 ----------  ----------
Other Assets                                         6,549       6,511
                                                 ----------  ----------
Total Assets                                     $ 215,195   $ 202,497
                                                 ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt            $   1,286   $     286
    Accounts payable                                12,492      11,112
    Accrued liabilities                              7,235       7,854
    Gas Purchaser Prepayments                          440         441
                                                 ----------  ----------
        Total current liabilities                   21,453      19,693
                                                 ----------  ----------
Natural Gas Purchaser Prepayments (Note 3)           1,760       1,765
                                                 ----------  ----------
Long-Term Debt                                      64,103      54,614
                                                 ----------  ----------
Deferred Income Taxes                               17,951      17,560
                                                 ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                   -           -
    Common stock $.20 par value, 40,000,000
      shares authorized, 25,549,165 and
      25,514,836 shares issued, respectively         5,110       5,103
    Capital in excess of par value                  82,218      82,043
    Retained earnings                               22,600      21,875
    Treasury stock, at cost, 0 and
      9,863 shares, respectively                       -          (156)
                                                 ----------  ----------
        Total shareholders' equity                 109,928     108,865
                                                 ----------  ----------
Total Liabilities and Shareholders' Equity       $ 215,195   $ 202,497
                                                 ==========  ==========
        The accompanying notes are an integral part of the consolidated condensed financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                                     1998        1997
                                                  ----------  ----------
                                                 (In thousands except per
                                                      share amounts)
Revenues:
    Contract drilling                             $  14,888   $  11,037
    Oil and natural gas                               9,351      13,259
    Other                                                10          26
                                                  ----------  ----------
            Total revenues                           24,249      24,322
                                                  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs                              12,487       8,729
        Depreciation                                  1,395         912
    Oil and natural gas:
        Operating costs                               3,376       3,528
        Depreciation, depletion and amortization      3,510       3,157
    General and administrative                        1,235       1,117
    Interest                                          1,083         660
                                                  ----------  ----------
            Total expenses                           23,086      18,103
                                                  ----------  ----------
Income Before Income Taxes                            1,163       6,219
                                                  ----------  ----------
Income Tax Expense:
    Current                                              47          43
    Deferred                                            391       2,302
                                                  ----------  ----------
            Total income taxes                          438       2,345
                                                  ----------  ----------
Net Income                                        $     725   $   3,874
                                                  ==========  ==========

Net Income Per Common Share:
    Basic                                         $     .03   $     .16
                                                  ==========  ==========
    Diluted                                       $     .03   $     .16
                                                  ==========  ==========










         The accompanying notes are an integral part of the consolidated condensed financial statements

UNIT CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                     ----------     ----------
                                                           (In thousands)
Cash Flows From Operating Activities:
    Net income                                       $     725      $   3,874
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization         4,985          4,153
        Other-net                                          327            223
        Deferred income tax expense                        391          2,302
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                              4,294          1,941
        Accounts payable                                 4,731          4,073
        Natural gas purchaser prepayments (Note 3)          (6)          (164)
        Other-net                                       (1,506)          (195)
                                                     ----------     ----------
            Net cash provided by
              operating activities                      13,941         16,207
                                                     ----------     ----------
Cash Flows From (Used In) Investing Activities:
    Capital expenditures                               (22,928)        (8,293)
    Proceeds from disposition of assets                     83             58
    Other-net                                              (99)          (159)
                                                     ----------     ----------
            Net cash used in investing activities      (22,944)        (8,394)
                                                     ----------     ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit      10,500         (5,600)
    Net payments of notes payable
      and long-term debt                                   (11)           -
    Other-net                                               20            120
                                                     ----------     ----------
            Net cash from (used in)
              financing activities                      10,509         (5,480)
                                                     ----------     ----------
Net Increase in Cash and Cash Equivalents                1,506          2,333

Cash and Cash Equivalents, Beginning of Year               458            547
                                                     ----------     ----------
Cash and Cash Equivalents, End of Period             $   1,964      $   2,880
                                                     ==========     ==========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the three months ended March 31, for:

        Interest                                     $     896      $      73
        Income taxes                                 $      20      $     -


                The accompanying notes are an integral part of the
                    consolidated condensed financial statements

                      UNIT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results for the three months ended March 31, 1998 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LONG-TERM DEBT
-----------------------

    On May 1, 1998, the Company completed a new loan agreement (the "Credit Agreement") replacing its previous bank loan. The Credit Agreement increased the Company's total loan facility to $100 million and the current available borrowing value to $85 million. The revolving credit facility covers four years with a three year term loan thereafter.

NOTE 3 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

    In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements ("Settlement Agreement"), the Company has a prepayment balance of $2.2 million at March 31, 1998 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. Per the Settlement Agreement the purchaser was required to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the Settlement Agreement. These monthly payments ended at December 31, 1997. As a result of the Settlement Agreement, the March 31, 1998 Prepayment Balance of $2.2 million is payable in equal annual payments over a five year period with the first payment due June 1, 1998. At December 31, 1997, the Settlement Agreement and the natural gas purchase contracts which were subject to the Settlement Agreement terminated.

NOTE 4 - EARNINGS PER SHARE
---------------------------

    The following data shows the amounts used in computing earnings per share for the Company.


                                  For the Three Months Ended March 31, 1998
                                  -----------------------------------------
                                     INCOME    WEIGHTED SHARES   PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                  -----------  ---------------  ----------

     Basic earnings per common
         share                    $   725,000     25,547,000    $    0.03
                                                                ==========
     Effect of dilutive
         stock options                  -            292,000
                                  -----------     ----------
     Diluted earnings per common
         share                    $   725,000     25,839,000    $    0.03
                                  ===========     ==========    ==========

                                  For the Three Months Ended March 31, 1997
                                  -----------------------------------------
                                     INCOME    WEIGHTED SHARES   PER-SHARE
                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                  -----------  ---------------  ----------

     Basic earnings per common
         share                    $ 3,874,000     24,170,000    $    0.16
                                                                ==========
     Effect of dilutive
         stock options                  -            362,000
                                  -----------     ----------
     Diluted earnings per common
         share                    $ 3,874,000     24,532,000    $    0.16
                                  ===========     ==========    ==========

The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price on common shares for the three months ended March 31,:

                                             1998         1997
                                          ----------   ---------
         Options                            156,000       6,500
                                          ==========   =========
         Average exercise price           $    8.79    $  10.00
                                          ==========   =========

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 amends standards regarding the disclosure of information on business segments in annual financial statements and also requires selected financial information on segments for interim financial statements. FAS 131 will become effective for the Company when the annual financial statements are filed at the end of the 1998 fourth quarter. The Company does not anticipate that FAS 131 will significantly impact the disclosure of its segment information.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 1998, and the related consoli-dated condensed statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Unit Corporation and subsidiaries at December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated February 17, 1998 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L. L. P.


Tulsa, Oklahoma
April 29, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

    On May 1, 1998, the Company completed a new bank loan agreement (the "Credit Agreement") replacing its previous bank loan. The Credit Agreement increased the Company's total loan facility to $100 million and the current available borrowing value (the "Loan Value") to $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redeter-mination calculated as the sum of the discounted future value of the Company's oil and natural gas reserves plus the greater of (i) 50 percent of the appraised value of the Company's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. The revolving credit facility covers four years with a three year term loan thereafter. Borrowings under the revolving credit facility bear interest at the Chase Manhattan Bank, N.A. prime rate ("Prime Rate") or the London Interbank Offered Rates ("Libor Rate") plus .75 to 1.25 percent depending on the level of debt as a percentage of the total Loan Value. Subsequent to May 1, 2002, borrowings under the Credit Agreement bear interest at the Prime Rate plus .25 percent or the Libor Rate plus 1.00 to 1.50 percent depending on the level of debt as a percentage of the total Loan Value. A facility fee of .375 of 1 percent is charged for any unused portion of the Loan Value.

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

    The Credit Agreement includes prohibitions against (i) the payment of dividends (other than stock dividends) during any fiscal year in excess of 25 percent of the consolidated net income of the Company during the preceding fiscal year and only if working capital provided from operations during said year is equal to or greater than 175 percent of current maturities of long-term debt at the end of such year, (ii) the incurrence by the Company or any of its subsidiaries of additional debt with certain very limited exceptions and (iii) the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any property of the Company or any of its subsidiaries, except in favor of its banks. The Credit Agreement also requires that the Company maintain consolidated net worth of at least $75 million, a current ratio of not less than 1 to 1, a ratio of long-term debt to consolidated tangible net worth not greater than 1.2 to 1 and a ratio of total liabilities, as defined in the Credit Agreement, to consolidated tangible net worth not greater than 1.65 to 1. In addition, working capital provided by operations, as defined in the Loan Agreement, cannot be less than $18 million for the previous twelve months.

    At March 31, 1998 borrowings under the Company's previous bank loan agreement totaled $59.6 million and the average interest rate in the first quarter of 1998 was 7.8 percent compared with 7.1 percent in the first quarter of 1997.

    The Company's shareholders' equity at March 31, 1998 was $109.9 million resulting in a ratio of long-term debt-to-equity of .60 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. Net cash provided by operating activities for the first three months of 1998 was $13.9 million as compared to $16.2 million for the first three months of 1997. The decrease in 1998, as compared to 1997, was primarily due to lower spot market natural gas and oil prices partially offset by decreases in accounts receivable and increases accrued liabilities.

    During the first quarter of 1998, the Company had capital additions of $19.6 million. Approximately 83 percent of the expenditures were for producing property acquisitions and oil and natural gas exploration and development drilling while the remainder was for the Company's contract drilling operations. The Company purchased an interest in approximately 300 producing properties in the first quarter of 1998 for $4.8 million along with continuing its development drilling projects. The Company plans to continue its focus on development drilling during the remainder of 1998. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $30 million on its exploration capital expenditures program in 1998 and approximately $10.0 million on domestic drilling capital expenditures. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's current Credit Agreement.

    The Company is moving forward with its plans to expand its contract drilling operations outside the continental United States, specifically into areas of South America. Although these operations are in the early stages of development, the Company currently anticipates that it may move one or two rigs to Columbia during the fourth quarter of this year. The Company has not previously conducted international contract drilling operations, but anticipates that such operations would involve a number of additional political, economic, currency, tax and other risks and costs not generally encountered in its domestic operations.

    On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement") entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). As part of this acquisition, the Selling Stockholders received promissory notes in the aggregate principal amount of $5,000,000. These notes are to be paid in five equal annual installments commencing January 2, 1999. The notes bear interest at the Chase Prime Rate which at December 31, 1997 and March 31, 1998 was 8.5 percent.

    In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements ("Settlement Agreement"), the Company has a prepayment balance of $2.2 million at March 31, 1998 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. Per the Settlement Agreement the purchaser was required to make monthly payments on behalf of the Committed Interest in an amount calculated as a percentage of the Committed Interest's share of the deliverability of the wells subject to the Settlement Agreement. These monthly payments ended at December 31, 1997. As a result of the Settlement Agreement, the March 31, 1998 Prepayment Balance of $2.2 million is payable in equal annual payments over a five year period with the first payment due June 1, 1998. At December 31, 1997, the Settlement Agreement and the natural gas purchase contracts which were subject to the Settlement Agreement terminated.The price per Mcf under the Settlement Agreement was substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $165,000 in the first quarter of 1997.

    Both average oil and spot market natural gas prices received during the first quarter of 1998 were substantially lower than during the same period in 1997. The average oil price received by the Company during the first quarter of 1998 was $14.66 per barrel which was a $6.90 per barrel decrease. Average spot market natural gas prices decreased to $1.89 per Mcf, a $.82 per Mcf decrease. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 86 percent of the Company's reserves, the large drop in spot market natural gas prices had a significant adverse effect on the value of the Company's reserves at the end on the quarter and further price declines could cause the Company to reduce the carrying value of its oil and natural gas properties. Such decreases, if sustained, will also adversely effect the Company's cash flow in future quarters and possibly beyond due to reduced oil and natural gas revenues and if continued over an extended period will adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual determination of the loan value under the Company's Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves and its drilling rigs.

    The Company's ability to utilize its full complement of drilling rigs is restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1998.

    In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 135,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. During the first quarters of 1998 and 1997, 19,863 and 23,892 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At March 31, 1997 9,863 treasury shares were held by the Company. No treasury shares were held by the Company at March 31, 1998.

SAFE HARBOR STATEMENT
---------------------

    With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated debt. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

    The Company reported net income of $725,000 in the first quarter of 1998 as compared to net income of $3,874,000 for the first quarter of 1997. Decreased spot market natural gas and oil prices when compared with the same period in 1997 along with decreased oil production and increased contract drilling indirect expenses all contributed to the decline in net income.

    Oil and natural gas revenues decreased 29 percent in the first quarter of 1998 as compared to the first quarter of 1997. As a result of the Company's 1997 development drilling program which focused on the development of natural gas reserves, natural gas production increased by 6 percent. Oil production decreased 17 percent primarily due to reduced production from several high volume wells in southeast New Mexico. Average natural gas and oil prices received by the Company both decreased 32 percent between the comparative quarters. Prior to December 31, 1997, the Company received natural gas revenue from the production of wells covered by a natural gas purchaser settlement agreement (the "Settlement Agreement"), which provided for prices higher than current spot market prices. The first quarter 1997 production from wells covered by the Settlement Agreement represented 3 percent of the Company's natural gas production. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $165,000 in the first quarter of 1997.

    Due primarily to lower natural gas and oil prices received by the Company, oil and natural gas operating margins (revenues less operating costs) declined to 64 percent in the first quarter of 1998 compared to 73 percent in the first quarter of 1997. Total operating costs decreased 4 percent. Total depreciation, depletion and amortization ("DD&A") increased 11 percent between the comparative quarters due to increased natural gas production and an increase in the Company's DD&A rate. The Company's average DD&A rate per equivalent barrel increased from $4.36 in the first quarter of 1997 to $4.77 in the first quarter of 1998.

    Contract drilling revenues increased 35 percent for the comparative quarters due to increases in both rig utilization and dayrates. As a result of the acquisition of Hickman Drilling Company, rig utilization increased and averaged 24.8 rigs in the first quarter of 1998 as opposed to 20.1 rigs in the first quarter of 1997. Average revenue per rig per operating day for daywork contracts increased by over 6 percent between the comparative quarters. Contract drilling operating margins (revenues less operating costs) were 16 percent in the first quarter of 1998 as compared to 21 percent in the first quarter of 1997. Total contract drilling operating costs increased 43 percent due to increased utilization and the increase in certain indirect drilling expenses as a result of the Hickman Drilling Company acquisition. Contract drilling depreciation expense increased 53 percent due to increased rig utilization and the addition of rigs through the Hickman Drilling Company acquisition.

    General and administrative expense increased by 11 percent while interest expense increased 64 percent. Average long-term debt increased 38 percent between the first quarter of 1998 and the first quarter of 1997 and the average interest rate incurred by the Company increased from 7.1 percent in the first quarter of 1997 to 7.9 percent in the first quarter of 1998.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 amends standards regarding the disclosure of information on business segments in annual financial statements and also requires selected financial information on segments for interim financial statements. FAS 131 will become effective for the Company when the annual financial statements are filed at the end of the 1998 fourth quarter. The Company does not anticipate that FAS 131 will significantly impact the disclosure of its segment information.

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

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

           Not applicable

Item 5.    Other Information
--------------------------

           Not applicable

    Item 6.Exhibits and Reports on Form 8-K
-----------------------------------------

           (a)   Exhibits:
                      15  Letter re:Unaudited Interim Financial Information

                      27  Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNIT CORPORATION

Date:          May 6, 1998           By:  /s/  John G. Nikkel
     ------------------------------       -----------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Operating Officer
                                          and Director

Date:          May 6, 1998           By:  /s/  Larry D. Pinkston
     ------------------------------       -----------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief Financial
                                          Officer and Treasurer