Form 10-Q
period 1998-06-30
UNIT CORP
filed 1998-08-10
CIK 798949

                              Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period ended June 30, 1998
                                  OR

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
                      Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.20 par value                25,547,165
             Class                  Outstanding at August 3, 1998

                           UNIT CORPORATION

                                INDEX


                                                                       Page
PART I.   Financial Information:                                      Number

          Item 1 - Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
                June 30, 1998 and December 31, 1997                      2

              Consolidated Condensed Statements of Operations
                Three and Six Months Ended June 30, 1998 and 1997        3

              Consolidated Condensed Statements of Cash Flows
                Six Months Ended June 30, 1998 and 1997                  4

              Notes to Consolidated Condensed Financial Statements       5

              Report of Review by Independent Accountants                8

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.   Other Information:

          Item 1 - Legal Proceedings                                    14

          Item 2 - Changes in Securities                                14

          Item 3 - Defaults Upon Senior Securities                      14

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                                   14

          Item 5 - Other Information                                    15

          Item 6 - Exhibits and Reports on Form 8-K                     15


Signatures                                                              16

                    PART I.  FINANCIAL INFORMATION
Item 1.                  Financial Statements
                  UNIT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 June 30,  December 31,
                                                   1998        1997
ASSETS                                          ----------  ----------
------                                         (Unaudited)
Current Assets:                                     (In thousands)
    Cash and cash equivalents                   $     594   $     458
    Accounts receivable                            14,658      19,813
    Other                                           6,913       5,741
                                                ----------  ----------
        Total current assets                       22,165      26,012
                                                ----------  ----------
Property and Equipment:
    Total cost                                    393,042     362,587
    Less accumulated depreciation, depletion,
      amortization and impairment                 202,033     192,613
                                                ----------  ----------
        Net property and equipment                191,009     169,974
                                                ----------  ----------
Other Assets                                        6,507       6,511
                                                ----------  ----------
Total Assets                                    $ 219,681   $ 202,497
                                                ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt           $   1,286   $     286
    Accounts payable                               12,214      11,112
    Accrued liabilities                             8,161       7,854
    Gas Purchaser Prepayments                         439         441
                                                ----------  ----------
        Total current liabilities                  22,100      19,693
                                                ----------  ----------
Natural Gas Purchaser Prepayments (Note 2)          1,318       1,765
                                                ----------  ----------
Long-Term Debt                                     66,400      54,614
                                                ----------  ----------
Deferred Income Taxes                              18,759      17,560
                                                ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                  -           -
    Common stock $.20 par value, 40,000,000
      shares authorized, 25,550,665 and
      25,514,836 shares issued, respectively        5,112       5,103
    Capital in excess of par value                 82,248      82,043
    Retained earnings                              23,835      21,875
    Treasury stock, at cost, 15,000 and
      9,863 shares, respectively                      (91)       (156)
                                                ----------  ----------
        Total shareholders' equity                111,104     108,865
                                                ----------  ----------
Total Liabilities and Shareholders' Equity      $ 219,681   $ 202,497
                                                ==========  ==========
              The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1998      1997       1998       1997
                               ---------- ---------- ---------- ----------
                                 (In thousands except per share amounts)

Revenues:
    Contract drilling          $  15,495  $  10,277  $  30,383  $  21,314
    Oil and natural gas           10,408      9,546     19,759     22,805
    Other                            151        (17)       161          9
                               ---------- ---------- ---------- ----------
            Total revenues        26,054     19,806     50,303     44,128
                               ---------- ---------- ---------- ----------
Expenses:
    Contract drilling:
        Operating costs           12,053      8,578     24,540     17,307
        Depreciation
          and amortization         1,479      1,003      2,874      1,915
    Oil and natural gas:
        Operating costs            3,900      3,175      7,276      6,703
        Depreciation, depletion
          and amortization         4,021      2,906      7,531      6,063
    General and administrative     1,272      1,201      2,507      2,318
    Interest                       1,276        644      2,359      1,304
                               ---------- ---------- ---------- ----------
            Total expenses        24,001     17,507     47,087     35,610
                               ---------- ---------- ---------- ----------
Income Before Income Taxes         2,053      2,299      3,216      8,518
                               ---------- ---------- ---------- ----------
Income Tax Expense:
    Current                           10         16         57         59
    Deferred                         808        851      1,199      3,153
                               ---------- ---------- ---------- ----------
            Total income taxes       818        867      1,256      3,212
                               ---------- ---------- ---------- ----------
Net Income                     $   1,235  $   1,432  $   1,960  $   5,306
                               ========== ========== ========== ==========
Net Income Per Common Share:
    Basic                      $     .05  $     .06  $     .08  $     .22
                               ========== ========== ========== ==========
    Diluted                    $     .05  $     .06  $     .08  $     .22
                               ========== ========== ========== ==========







              The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         Six Months Ended
                                                              June 30,
                                                         1998        1997
                                                      ----------  ----------
                                                          (In thousands)
Cash Flows From Operating Activities:
    Net Income                                        $   1,960   $   5,306
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization         10,569       8,145
        Deferred income tax expense                       1,199       3,290
        Other-net                                           219         217
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                               5,155       2,461
        Accounts payable                                  3,824       1,935
        Natural gas purchaser
          prepayments (Note 2)                             (449)       (423)
        Other-net                                          (865)       (947)
                                                      ----------  ----------
            Net cash provided by
              operating activities                       21,612      19,984
                                                      ----------  ----------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                (34,567)    (15,198)
    Proceeds from disposition of assets                     463         189
    Other-net                                              (118)       (153)
                                                      ----------  ----------
            Net cash used in investing activities       (34,222)    (15,162)
                                                      ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit       13,000      (4,800)
    Net payments of notes payable
      and long-term debt                                   (214)        -
    Proceeds from stock options                              51         162
    Other-net                                               (91)        (41)
                                                      ----------  ----------
            Net cash provided by (used in)
              financing activities                       12,746      (4,679)
                                                      ----------  ----------
Net Increase in Cash and Cash Equivalents                   136         143

Cash and Cash Equivalents, Beginning of Year                458         547
                                                      ----------  ----------
Cash and Cash Equivalents, End of Period              $     594   $     690
                                                      ==========  ==========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the six months ended June 30, for:

        Interest                                      $   2,057   $   1,317
        Income taxes                                  $      20   $      40

              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the financial position of Unit Corporation as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

    Due to a settlement agreement ("Settlement Agreement") which terminated at December 31, 1997, the Company has a prepayment balance of $1.8 million at June 30, 1998 representing proceeds received from a natural gas purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The remaining unrecouped prepayment balance at December 31, 1997 is payable in equal annual payments over a five year period. The first payment of $441,000 was made on June 1, 1998.

NOTE 3 - EARNINGS PER SHARE
---------------------------

    The following data shows the amounts used in computing earnings per share for the Company.


                                   For the Three Months Ended June 30, 1998
                                ---------------------------------------------
                                  INCOME       WEIGHTED SHARES     PER-SHARE
                                (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                -----------    ---------------     ----------

    Basic earnings per common
      share                     $ 1,235,000       25,546,000       $    0.05
                                                                   ==========
    Effect of dilutive
      stock options                  -               298,000
                                -----------       ----------
    Diluted earnings per common
      share                     $ 1,235,000       25,844,000       $    0.05
                                ===========       ==========       ==========

                                   For the Three Months Ended June 30, 1997
                                ---------------------------------------------
                                   INCOME      WEIGHTED SHARES     PER-SHARE
                                (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                -----------    ---------------     ----------

    Basic earnings per common
      share                     $ 1,432,000       24,178,000       $    0.06
                                                                   ==========
    Effect of dilutive
      stock options                  -               370,000
                                -----------       ----------
    Diluted earnings per common
      share                     $ 1,432,000       24,548,000       $    0.06
                                ===========       ==========       ==========

    The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price on common shares for the three months ended June 30,:

                                   1998        1997
                                ----------   ---------
    Options                       171,000       6,500
                                ==========   =========
    Average exercise price      $    8.80    $  10.00
                                ==========   =========

                                   For the Six Months Ended June 30, 1998
                                ---------------------------------------------
                                  INCOME       WEIGHTED SHARES     PER-SHARE
                                (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                -----------    ---------------     ----------

    Basic earnings per common
      share                     $ 1,960,000       25,546,000       $    0.08
                                                                   ==========
    Effect of dilutive
      stock options                   -              295,000
                                -----------       ----------
    Diluted earnings per common
      share                     $ 1,960,000       25,841,000       $    0.08
                                ===========       ==========       ==========

                                   For the Six Months Ended June 30, 1997
                                ---------------------------------------------
                                  INCOME       WEIGHTED SHARES     PER-SHARE
                                (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                -----------    ---------------     ----------

    Basic earnings per common
      share                     $ 5,306,000       24,174,000       $    0.22
                                                                   ==========
    Effect of dilutive
      stock options                  -               367,000
                                -----------       ----------
    Diluted earnings per common
      share                     $ 5,306,000       24,541,000       $    0.22
                                ===========       ==========       ==========

    The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price on common shares for the six months ended June 30,:

                                   1998         1997
                                ----------   ---------
    Options                       171,000       6,500
                                ==========   =========
    Average exercise price      $    8.80    $  10.00
                                ==========   =========

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

               REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 1998, and the related consolidated condensed statements of operations for the three and six months month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
July 28, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     The Company's bank loan agreement (the "Credit Agreement") provides for a total loan facility of $100 million with a current available borrowing value (the "Loan Value") of $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redetermination calculated as the sum a percentage of the discounted future value of the Company's oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of the Company's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. The revolving credit facility covers four years with a three year term loan thereafter. At June 30, 1998 borrowings under the Credit Agreement totaled $62.1 million. The average bank debt interest rate in the second quarter of 1998 was 7.0 percent compared to the average interest rate of
7.1 percent in the second quarter of 1997. A facility fee of .375 of 1 percent is charged for any unused portion of the Loan Value.

     The Company's shareholders' equity at June 30, 1998 was $111.1 million resulting in a ratio of long-term debt-to-equity of .61 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. At June 30, 1998 and December 31, 1997, the Company had working capital of $65,000 and $6.3 million, respectively. Net cash provided by operating activities for the first six months of 1998 was $21.6 million as compared to $20.0 million for the first six months of 1997. The increase in 1998, as compared to 1997, was primarily due to decreases in accounts receivable and increases in accounts payable partially offset by lower net income as a result of lower spot market natural gas and oil prices.

     During the first six months of 1998, the Company had capital additions of $31.8 million. Approximately 80 percent of the expenditures were for producing property acquisitions and oil and natural gas exploration and development drilling while the remainder was for the Company's contract drilling operations. The Company purchased an interest in approximately 300 producing properties in the first quarter of 1998 for $4.8 million along with continuing its development drilling projects through both the first and second quarters. The Company plans to continue its focus on development drilling during the remainder of 1998. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $40 million on its oil and natural gas capital expenditures program in 1998 and approximately $10.0 million on domestic contract drilling capital expenditures. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's current Credit Agreement.

     The Company continues to explore opportunities to expand its contract drilling operations outside the continental United States, specifically into areas of Central and South America. To date, the Company has not concluded any such arrangements and there is no assurance that it will. The Company has not previously conducted international contract drilling operations, but anticipates that any such operations would involve a number of additional political, economic, currency, tax and other risks and costs not generally encountered in its domestic operations.

     On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement") entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). As part of this acquisition, the Selling Stockholders received promissory notes in the aggregate principal amount of $5,000,000. These notes are to be paid in five equal annual installments commencing January 2, 1999. The notes bear interest at the Chase Prime Rate which at December 31, 1997 and June 30, 1998 was 8.5 percent.

     Due to a settlement agreement ("Settlement Agreement") which terminated at December 31, 1997, the Company has a prepayment balance of $1.8 million at June 30, 1998 representing proceeds received from a natural gas purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The remaining unrecouped prepayment balance at December 31, 1997 is payable in equal annual payments over a five year period. The first payment of $441,000 was made on June 1, 1998. The price per Mcf under the Settlement Agreement was substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $368,000 in the first six months of 1997.

     Both average oil and spot market natural gas prices received during the first six months of 1998 were substantially lower than during the same period in 1997. The average oil price received by the Company during the first six months of 1998 was $13.78 per barrel which was a $6.51 per barrel decrease. Average spot market natural gas prices decreased to $1.94 per Mcf, a $.40 per Mcf decrease. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 86 percent of the Company's reserves, the large drop in spot market natural gas prices had a significant adverse effect on the value of the Company's reserves at the end of the quarter and further price declines could cause the Company to reduce the carrying value of its oil and natural gas properties. Such decreases, if sustained, will also adversely effect the Company's cash flow in future quarters and possibly beyond due to reduced oil and natural gas revenues and if continued over an extended period will adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual determination of the loan value under the Company's Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves and its drilling rigs. Any such reduction would reduce the amount available to the Company under the Credit Agreement, which in turn, would impact the Company's ability to carry out its capital projects.

     Subsequent to June 30, 1998, the natural gas industry experienced a significant downturn in natural gas and oil prices. The Company's reserves were determined at June 30, 1998 using a natural gas price of approximately $2.25 per Mcf for natural gas and an oil price of $13.25 per barrel. At August 4, 1998, the natural gas prices received by the Company fell to approximately $1.85 per Mcf for natural gas and $12.25 for oil per barrel. This decrease in natural gas and oil prices would have had a significant effect on the standard measure of oil and natural gas value of the Company's reserves at June 30, 1998 and would have resulted in a provision to reduce the carrying value of oil and natural gas properties of approximately $15 million. If prices continue to remain depressed at the end of the third quarter of 1998, the Company would be required to write down the carrying value of its oil and natural gas properties.

     The Company's ability to utilize its full complement of drilling rigs is restricted due to the lack of qualified labor and certain supporting equipment not only within the Company but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1998 and into 1999.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 150,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1998 and 1997, 19,863 and 23,892 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At June 30, 1998 and 1997, 15,000 and 9,863 treasury shares, respectively, were held by the Company.

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

SAFE HARBOR STATEMENT
---------------------

     With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, sources of capital, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated debt. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Second Quarter 1998 versus Second Quarter 1997
----------------------------------------------

      The Company reported net income of $1,235,000 in the second quarter of 1998 as compared to net income of $1,432,000 for the second quarter of 1997. Increases in contract drilling dayrates and the number of drilling rigs utilized were offset by decreases in prices received for natural gas and oil and reduced production of oil between the comparative quarters.

      Oil and natural gas revenues increased 9 percent in the second quarter of 1998 as compared to the second quarter of 1997. Natural gas production increased 28 percent and oil production decreased 8 percent between the two quarters while average natural gas prices and oil prices received by the Company decreased 2 and 32 percent, respectively. Wells added through the Company's development drilling program were primarily responsible for the increase in natural gas production while oil production declined due to the Company's focus on replacing natural gas reserves as opposed to oil reserves. An increase of 2 percent in spot market natural gas prices received between the comparative quarters was offset by the return to spot market pricing for production from wells previously covered by the Settlement Agreement, which terminated at December 31, 1997 and provided for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $197,000 in the second quarter of 1997.

      Oil and natural gas operating margins (revenues less operating costs) decreased to 63 percent in the second quarter of 1998 as compared to 67 percent in the second quarter of 1997. Margins were adversely affected by the declines in average natural gas and oil prices. Total operating costs increased 23 percent as the Company continues to add wells through its development drilling and acquisition programs. Depreciation, depletion and amortization ("DD&A") increased 38 percent as the Company's average DD&A rate per equivalent barrel for the second quarter of 1998 was $4.97 compared with $4.35 in the second quarter of 1997.

      Contract drilling revenues increased 51 percent for the comparative quarters due to increases in both the number of rigs utilized and dayrates. Due in part to the Hickman Drilling Company acquisition, rig utilization averaged
25.7 rigs in the second quarter of 1998 as compared to 18.7 rigs in the second quarter of 1997. Contract drilling operating margins (revenues less operating costs) were 22 percent in the second quarter of 1998 and 17 percent in the second quarter of 1997.

      General and administrative expense increased 6 percent in the second quarter of 1998 when compared with the second quarter of 1997 as certain employee costs increased. Interest expense increased 98 percent as the average long-term debt outstanding increased 84 percent between the comparative quarters due to the debt associated with the acquisition of 9 drilling rigs in the fourth quarter of 1997 and continued expenditures for the Company's development drilling and acquisition programs. The average interest rate incurred by the Company was 7.1 percent for both comparative quarters.

Six Months 1998 versus Six Months 1997
-------------------------------------------------

      Net income for the first six months of 1998 was $1,960,000 as compared to $5,306,000 for the first six months of 1997. As the contract drilling segment experienced increases in the number of rigs utilized and dayrates in 1998, the improvements were offset by declines incurred by the exploration and production segment in oil and natural gas prices and decreased oil production.

      Oil and natural gas revenues decreased 13 percent in the first six months of 1998 as compared to the first six months of 1997. Natural gas production increased 16 percent while oil production decreased 13 percent between the comparative periods. Average natural gas and oil prices received by the Company decreased 19 and 32 percent, respectively, during the first six months of 1998. Average natural gas prices were down due to a decrease of 17 percent in spot market natural gas prices received between the comparative quarters along with the return to spot market pricing for production from wells covered by the Settlement Agreement, which terminated at December 31, 1997 and provided for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $368,000 during the first six months of 1997.

      Oil and natural gas operating margins (revenues less operating costs) declined from 71 percent in the first six months of 1997 to 63 percent in the first six months of 1998 due to lower natural gas and oil prices and lower oil production in 1998. Total operating costs increased 9 percent due to additional cost associated with the addition of wells through development drilling and acquistions. Depreciation, depletion and amortization ("DD&A") increased 24 percent due to higher natural gas production between the comparative periods and from an increase in the Company's average DD&A rate per equivalent barrel from $4.35 in the first six months of 1997 to $4.87 for the first six months of 1998.

      Contract drilling revenues increased 43 percent for the comparative six month periods as rig utilization increased from an average of 19.4 rigs operating in the first six months of 1997 to 25.3 rigs in the first six months of 1998. Contract drilling operating margins (revenue less operating costs) were unchanged at 19 percent in both six month periods of 1998 and 1997.

      General and administrative expense increased 8 percent during the comparative six month periods as certain employee costs increased. Interest expense increased 81 percent due to a 68 percent increase in the average long-term debt outstanding in the first six months of 1998 compared to the first six months of 1997. The average interest rate incurred by the Company also increased from 7.1 to 7.5 percent.

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

        Not applicable

Item 3. Defaults Upon Senior Securities
----------------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        On May 6, 1998 the Company held its Annual Meeting of Stockholders. At the meeting the following matters were voted on, with each receiving the votes indicated:

          I. Election of Nominees Earle Lamborne, William B. Morgan and John H. Williams to serve as directors.

                                       Numbers of    Against or
                 Nominee                Votes For     Withheld
               --------------         -----------    ----------

               Earle Lamborn           21,966,027      241,492
               William B. Morgan       21,984,919      222,600
               John H. Williams        21,973,057      234,462

               The following directors, whose term of office did not expire at this annual meeting, continue as directors of the Company: King
               P. Kirchner, Don Cook, J. Michael Adcock, John G. Nikkel and John S. Zink.

          II. Ratification of the appointment of PricewaterhouseCoopers L L P (previously Coopers & Lybrand L.L.P.) as the Company's independent certified public accountants for the fiscal year 1998.

                         For       -    21,180,150
                         Against   -        36,283
                         Abstain   -       991,086

Item 5.   Other Information
-----------------------------

               As set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Stockholders must be received by the Company no later than Novemer 25, 1998.

               Any stockholder who intends to present a proposal at the 1999 Annual Meeting and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than February 8, 1999.

Item 6.   Exhibits and Reports on Form 8-K
--------------------------------------------

          (a)   Exhibits:

                10.1.23   Loan Agreement dated April 30, 1998.

                15        Letter re:  Unaudited Interim Financial Information.

                27        Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             UNIT CORPORATION

Date:         August 6, 1998         By:    /s/  John G. Nikkel
       ---------------------------          ------------------------
                                            JOHN G. NIKKEL
                                            President, Chief Operating
                                            Officer and Director

Date:         August 6, 1998         By:    /s/  Larry D. Pinkston
       ---------------------------          ------------------------
                                            LARRY D. PINKSTON
                                            Vice President, Chief
                                            Financial Officer
                                            and Treasurer