Form 10-Q
period 1998-09-30
UNIT CORP
filed 1998-10-30
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period ended September 30, 1998
                                OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                25,538,165
                  Class                 Outstanding at October 26, 1998

                          UNIT CORPORATION

                              INDEX


                                                                       Page
PART I.  Financial Information:                                        Number

           Item 1 - Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets
                   September 30, 1998 and December 31, 1997               2

               Consolidated Condensed Statements of Operations
                   Three and Nine Months
                   Ended September 30, 1998 and 1997                      3

               Consolidated Condensed Statements of Cash Flows
                   Nine Months Ended September 30, 1998 and 1997          4

               Notes to Consolidated Condensed Financial Statements       5

               Report of Review by Independent Accountants                9

           Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 10

PART II. Other Information:

           Item 1 - Legal Proceedings                                    16

           Item 2 - Changes in Securities                                16

           Item 3 - Defaults Upon Senior Securities                      16

           Item 4 - Submission of Matters to a Vote of
                     Security Holders                                    16

           Item 5 - Other Information                                    16

           Item 6 - Exhibits and Reports on Form 8-K                     16


Signatures                                                               17

                  PART I.  FINANCIAL INFORMATION
Item 1.              Financial Statements
                UNIT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                                                September 30,  December 31,
                                                    1998           1997
ASSETS                                           ----------     ----------
------                                           (Unaudited)
Current Assets:                                       (In thousands)
    Cash and cash equivalents                    $   1,743      $     458
    Accounts receivable                             14,409         19,813
    Other                                            6,744          5,741
                                                 ----------     ----------
           Total current assets                     22,896         26,012
                                                 ----------     ----------
Property and Equipment:
    Total cost                                     403,635        362,587
    Less accumulated depreciation, depletion,
      amortization and impairment                  207,916        192,613
                                                 ----------     ----------
           Net property and equipment              195,719        169,974
                                                 ----------     ----------
Other Assets                                         6,434          6,511
                                                 ----------     ----------
Total Assets                                     $ 225,049      $ 202,497
                                                 ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt            $   1,286      $     286
    Accounts payable                                12,033         11,112
    Accrued liabilities                              8,187          7,854
    Gas Purchaser Prepayments                          440            441
                                                 ----------     ----------
           Total current liabilities                21,946         19,693
                                                 ----------     ----------
Natural Gas Purchaser Prepayments (Note 2)           1,319          1,765
                                                 ----------     ----------
Long-Term Debt                                      71,197         54,614
                                                 ----------     ----------
Deferred Income Taxes                               18,861         17,560
                                                 ----------     ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                   -              -
    Common stock $.20 par value, 40,000,000
      shares authorized, 25,563,165 and
      25,514,836 shares issued, respectively         5,113          5,103
    Capital in excess of par value                  82,255         82,043
    Retained earnings                               24,489         21,875
    Treasury stock, at cost, 25,000 and
      19,863 shares, respectively                     (131)          (156)
                                                 ----------     ----------
           Total shareholders' equity              111,726        108,865
                                                 ----------     ----------
Total Liabilities and Shareholders' Equity       $ 225,049      $ 202,497
                                                 ==========     ==========
              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.
UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                     1998        1997        1998       1997
                                  ---------- ----------   ---------- ----------
                                      (In thousands except per share amounts)
Revenues:
    Contract drilling             $  13,487  $  11,936    $  43,870  $  33,250
    Oil and natural gas              10,100      9,647       29,859     32,452
    Other                                40          2          201         11
                                  ---------- ----------   ---------- ----------
            Total revenues           23,627     21,585       73,930     65,713
                                  ---------- ----------   ---------- ----------
Expenses:
    Contract drilling:
        Operating costs              10,711      8,854       35,251     26,161
        Depreciation
          and amortization            1,553      1,122        4,427      3,037
    Oil and natural gas:
        Operating costs               3,513      3,295       10,789      9,998
        Depreciation, depletion
          and amortization            4,273      3,085       11,804      9,148
    General and administrative        1,204      1,100        3,711      3,418
    Interest                          1,237        720        3,596      2,024
                                  ---------- ----------   ---------- ----------
            Total expenses           22,491     18,176       69,578     53,786
                                  ---------- ----------   ---------- ----------
Income Before Income Taxes            1,136      3,409        4,352     11,927
                                  ---------- ----------   ---------- ----------
Income Tax Expense:
    Current                              90         30          147         89
    Deferred                            392      1,258        1,591      4,411
                                  ---------- ----------   ---------- ----------
            Total income taxes          482      1,288        1,738      4,500
                                  ---------- ----------   ---------- ----------
Net Income                        $     654  $   2,121    $   2,614  $   7,427
                                  ========== ==========   ========== ==========
Net Income Per Common Share:
    Basic                         $     .03  $     .09    $     .10  $     .31
                                  ========== ==========   ========== ==========
    Diluted                       $     .03  $     .09    $     .10  $     .30
                                  ========== ==========   ========== ==========












              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           Nine Months Ended
                                                             September 30,
                                                           1998        1997
                                                        ----------  ----------
                                                            (In thousands)
Cash Flows From Operating Activities:
    Net Income                                          $   2,614   $   7,427
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization           16,496      12,436
        Deferred income tax expense                         1,591       4,548
        Other-net                                             211         212
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                                 5,404       1,047
        Accounts payable                                    4,071       3,506
        Natural gas purchaser prepayments (Note 2)           (447)       (417)
        Other-net                                            (124)     (1,474)
                                                        ----------  ----------
            Net cash provided by
               operating activities                        29,816      27,285
                                                        ----------  ----------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                  (45,730)    (29,223)
    Proceeds from disposition of assets                       629         591
    Other-net                                                (105)       (237)
                                                        ----------  ----------
            Net cash used in investing activities         (45,206)    (28,869)
                                                        ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit         17,100       1,900
    Net payments of notes payable
      and long-term debt                                     (353)        -
    Proceeds from the exercise of stock options                59         172
    Other-net                                                (131)        (41)
                                                        ----------  ----------
            Net cash provided by (used in)
              financing activities                         16,675       2,031
                                                        ----------  ----------
Net Increase in Cash and Cash Equivalents                   1,285         447

Cash and Cash Equivalents, Beginning of Year                  458         547
                                                        ----------  ----------
Cash and Cash Equivalents, End of Period                $   1,743   $     994
                                                        ==========  ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the nine months ended September 30, for:

       Interest                                         $   3,133   $   2,066
       Income taxes                                     $     482   $     102

              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the consolidated financial position of Unit Corporation and subsidiaries as of September 30, 1998 and the results of their operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - NATURAL GAS PURCHASER PREPAYMENTS
-------------------------------------------

     Due to a settlement agreement ("Settlement Agreement") which terminated at December 31, 1997, the Company has a prepayment balance of $1.8 million at September 30, 1998 representing proceeds received from a natural gas purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The unrecouped prepayment balance remaining at December 31, 1997 is payable in equal annual payments over a five year period. The first payment of $441,000 was made on June 1, 1998.

NOTE 3 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings per share for the Company.


                                  For the Three Months Ended September 30, 1998
                                  ---------------------------------------------
                                      INCOME      WEIGHTED SHARES    PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                   ------------    -------------    ----------

     Basic earnings per common
       share                       $   654,000       25,545,000     $    0.03
                                                                    ==========
     Effect of dilutive
       stock options                     -              212,000
                                   ------------      -----------
     Diluted earnings per common
       share                       $   654,000       25,757,000     $    0.03
                                   ============      ===========    ==========

                                  For the Three Months Ended September 30, 1997
                                  ---------------------------------------------
                                      INCOME      WEIGHTED SHARES    PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                   -----------     -------------    ----------

     Basic earnings per common
       share                       $ 2,121,000       24,180,000     $    0.09
                                                                    ==========
     Effect of dilutive
       stock options                     -              421,000
                                   ------------      -----------
     Diluted earnings per common
       share                       $ 2,121,000       24,601,000     $    0.09
                                   ============      ===========    ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares for the three months ended September 30,:

                                            1998         1997
                                         ----------   ---------
     Options                               191,000           0
                                         ==========   =========
     Average exercise price              $    8.60    $   0.00
                                         ==========   =========

                                  For the Nine Months Ended September 30, 1998
                                  --------------------------------------------
                                      INCOME      WEIGHTED SHARES   PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                   ------------    -------------   ----------

     Basic earnings per common
       share                       $ 2,614,000       25,546,000    $    0.10
                                                                   ==========
     Effect of dilutive
       stock options                     -              264,000
                                   ------------      -----------
     Diluted earnings per common
       share                       $ 2,614,000       25,810,000    $    0.10
                                   ============      ===========   ==========

                                  For the Nine Months Ended September 30, 1997
                                  --------------------------------------------
                                      INCOME      WEIGHTED SHARES   PER-SHARE
                                    (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                   ------------    -------------   ----------

     Basic earnings per common
       share                       $ 7,427,000       24,176,000    $    0.31
                                                                   ==========
     Effect of dilutive
       stock options                     -              385,000
                                   ------------      -----------
     Diluted earnings per common
       share                       $ 7,427,000       24,561,000    $    0.30
                                   ============      ===========   ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares for the nine months ended September 30,:

                                            1998         1997
                                         ----------   ---------
     Options                               178,500       2,500
                                         ==========   =========
     Average exercise price              $    8.72    $  11.31
                                         ==========   =========

     Due to the effect of price changes of the Company's stock, diluted earnings per share for the year's first three quarters, which includes the effect of potential dilutive common shares calculated during each quarter, does not equal the first nine months diluted earnings per share, which includes the effect of such potential dilutive common shares calculated for the first nine months.

 NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 amends standards regarding the disclosure of information about business segments in annual financial statements and also requires selected financial information about segments for interim financial statements. FAS 131 information will be reflected in the Company's 1998 annual financial statements. The Company does not anticipate that FAS 131 will significantly impact the disclosure of its segment information.

              REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 1998, and the related consoli-dated condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 27, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     The Company's bank loan agreement (the "Credit Agreement") provides for a total loan facility of $100 million with a current available borrowing value (the "Loan Value") of $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redetermination calculated as the sum of a percentage of the discounted future value of the Company's oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of the Company's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. The revolving credit facility covers four years with a three year term loan thereafter. At September 30, 1998 borrowings under the Credit Agreement totaled $66.2 million. The average bank debt interest rate in the third quarter of 1998 was 6.9 percent compared to the average interest rate of 7.0 percent in the third quarter of 1997. A facility fee of .375 of 1 percent is charged for any unused portion of the Loan Value.

     The Company's shareholders' equity at September 30, 1998 was $111.7 million resulting in a ratio of long-term debt-to-equity of .65 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. At September 30, 1998 and December 31, 1997, the Company had working capital of $950,000 and $6.3 million, respectively. Net cash provided by operating activities for the first nine months of 1998 was $29.8 million as compared to $27.3 million for the first nine months of 1997. The increase in 1998, as compared to 1997, was primarily due to decreases in accounts receivable and increases in accounts payable partially offset by lower net income as a result of lower spot market natural gas and oil prices.

     During the first nine months of 1998, the Company had capital additions of $42.6 million. Approximately 78 percent of the expenditures were for producing property acquisitions and oil and natural gas exploration and development drilling while the remainder was for the Company's contract drilling operations. The Company purchased an interest in approximately 300 producing properties in the first quarter of 1998 for $4.8 million along with continuing its development drilling projects through the first nine months of 1998. The Company plans to continue its focus on development drilling during the remainder of 1998 and into 1999. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $40 million on its oil and natural gas capital expenditures program in 1998 and approximately $10.0 million on domestic contract drilling capital expenditures. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's current Credit Agreement.

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

     On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement") entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). As part of this acquisition, the Selling Stockholders received promissory notes in the aggregate principal amount of $5,000,000. These notes are to be paid in five equal annual installments commencing January 2, 1999. The notes bear interest at the Chase Prime Rate which at December 31, 1997 and September 30, 1998 was 8.5 and 8.25 percent, respectively.

     Due to a settlement agreement ("Settlement Agreement") which terminated at December 31, 1997, the Company has a prepayment balance of $1.8 million at September 30, 1998 representing proceeds received from a natural gas purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. The remaining prepayment balance unrecouped at December 31, 1997 is payable in equal annual payments over a five year period. The first payment of $441,000 was made on June 1, 1998. The price per Mcf under the Settlement Agreement was substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $414,000 in the first nine months of 1997.

     Both average oil and spot market natural gas prices received during the first nine months of 1998 were substantially lower than during the same period in 1997. The average oil price received by the Company during the first nine months of 1998 was $13.27 per barrel which was a $6.18 per barrel decrease. Average spot market natural gas prices decreased to $1.90 per Mcf, a $.36 per Mcf decrease. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 88 percent of the Company's reserves, the large drop in spot market natural gas prices had a significant adverse effect on the value of the Company's reserves at the end of the quarter and further price declines could cause the Company to reduce the carrying value of its oil and natural gas properties. Such decreases, if sustained, will also adversely effect the Company's cash flow in future quarters and possibly beyond due to reduced oil and natural gas revenues and if continued over an extended period will adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual determination of the loan value under the Company's Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves and its drilling rigs. Any such reduction would reduce the amount available to the Company under the Credit Agreement, which in turn, would impact the Company's ability to carry out its capital projects.

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

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 160,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1998 and 1997, 19,863 and 23,892 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At September 30, 1998 and 1997, 25,000 and 9,863 treasury shares, respectively, were held by the Company.

YEAR 2000 STATEMENT
-------------------

     The Company has initiated a comprehensive assessment of its information technology ("IT") and non-information technology ("non-IT") systems to ensure that such systems will be Year 2000 compliant. The Year 2000 problem exists because many existing computer programs use only the last two digits to define the year. Therefore, these computer programs do not recognize years that begin with a "20" and assume that all years begin with a "19". If not corrected many computer applications could fail or create erroneous results which could cause disruption of operations not only for the Company but also for its customers and suppliers, so the Company has also initiated an assessment of its customers' and suppliers' efforts to become year 2000 compliant.

     Evaluation of the Company's IT systems began in house during 1997. The Company's IT systems consist mainly of office computers, related computer programs and management financial information software. Nearly all of the Company's hardware is Year 2000 compliant and approximately 20 percent of its related computer programs and software are Year 2000 compliant. The Company has expended approximately $60,000 and estimates it will expend an additional $70,000 to bring the remaining systems compliant by the end of the second quarter of 1999.

     The Company's non-IT systems consist of office equipment and other systems associated with its oil and natural gas properties and its drilling rigs. The Company is assessing these non-IT systems and the associated cost during the fourth quarter of 1998. The assessment and replacement of equipment, if any, should be completed by the end of the second quarter of 1999. The Company anticipates that the cost associated with non-IT systems will be minimal.

     During the third quarter of 1998, the Company issued questionnaires to its key suppliers and customers to assess their preparation for Year 2000 compliance. Upon the return of the questionnaires from these non-affiliated entities, the Company will review their responses and begin the process of assessing the preparedness of these entities.

     As noted, the Company currently anticipates that all of its internal systems and equipment will be Year 2000 compliant by the end of the second quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's results of operations and financial condition. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. As a result, the Company will continue to evaluate its Year 2000 exposure, both internally and externally. Since the Company's overall evaluation of its Year 2000 compliance will, of necessity, be based on the information to be supplied by and the readiness of the Company's key suppliers and customers, the Company cannot currently determine the impact, if any, such third parties will have on the Company's Year 2000 exposure. As noted, the Company intends to evaluate this information as, if and when it is made available to it. To date, the Company has not developed a contingency plan.

SAFE HARBOR STATEMENT
---------------------

     With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties and actual results could differ materially from those discussed. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, sources of capital, the utilization rate of its drilling rigs, growth of its oil and natural gas reserves and well performance and the Company's anticipated debt. In addition , much of the Company's Year 2000 disclosure regarding the estimated costs (both internal costs as well as the cost associated with any business disruption caused by third parties non-compliant)are forward looking statements. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------

Third Quarter 1998 versus Third Quarter 1997
----------------------------------------------

      The Company reported net income of $654,000 in the third quarter of 1998 as compared to net income of $2,121,000 for the third quarter of 1997. Decreases in prices received for natural gas and oil and reduced production of oil between the comparative quarters along with lower dayrates in contract drilling all contributed to the decrease in net income.

      Oil and natural gas revenues increased 5 percent in the third quarter of 1998 as compared to the third quarter of 1997. Natural gas production increased 35 percent and oil production decreased 6 percent between the two quarters while average natural gas prices and oil prices received by the Company decreased 14 and 30 percent, respectively. Wells added through the Company's development drilling program and acquisitions were primarily responsible for the increase in natural gas production while oil production declined due to the Company's focus on replacing natural gas reserves as opposed to oil reserves.

     Oil and natural gas operating margins (revenues less operating costs) were 65 percent in the third quarter of 1998 as compared to 66 percent in the third quarter of 1997. Margins were adversely affected by the declines in average natural gas and oil prices. Total operating costs increased 7 percent as the Company continues to add wells through its development drilling and acquisition programs. Depreciation, depletion and amortization ("DD&A") increased 39 percent due to higher natural gas production between the comparative periods and from an increase in the Company's average DD&A rate per equivalent barrel from $4.63 in the third quarter of 1997 to $4.94 in the third quarter of 1998.

      Dayrates received by the Company's contract drilling operations decreased 9 percent between the comparative quarters as contract drilling revenues increased 13 percent due to increases in the number of rigs utilized. Due in part to the Hickman Drilling Company acquisition, rig utilization averaged 23.9 rigs in the third quarter of 1998 as compared to 20.1 rigs in the third quarter of 1997. With the decrease in dayrates, contract drilling operating margins (revenues less operating costs) declined to 21 percent in the third quarter of 1998 as compared to 26 percent in the third quarter of 1997.

      General and administrative expense increased 9 percent in the third quarter of 1998 when compared with the third quarter of 1997 as certain employee costs increased. Interest expense increased 72 percent as the average long-term debt outstanding increased 75 percent between the comparative quarters due to the debt associated with the acquisition of 9 drilling rigs in the fourth quarter of 1997 and continued expenditures for the Company's development drilling and acquisition programs. The average interest rate incurred by the Company was 7.0 percent for the third quarter of 1998 compared to 7.2 for the third quarter of 1997.

Nine Months 1998 versus Nine Months 1997
-------------------------------------------------

      Net income for the first nine months of 1998 was $2,614,000 as compared to $7,427,000 for the first nine months of 1997. As the contract drilling segment experienced an increase in the number of rigs utilized and average dayrates remained unchanged, decreases experienced by the exploration and production segment in both oil and natural gas prices and oil production more than offset contract drilling's improved performance.

      Oil and natural gas revenues decreased 8 percent in the first nine months of 1998 as compared to the first nine months of 1997. Natural gas production increased 22 percent while oil production decreased 11 percent between the comparative periods. Average natural gas and oil prices received by the Company decreased 17 and 32 percent, respectively, during the first nine months of 1998. Average natural gas prices were down due to a decrease of 16 percent in spot market natural gas prices received between the comparative quarters along with the return to spot market pricing for production from wells covered by the Settlement Agreement, which terminated at December 31, 1997 and provided for prices higher than current spot market prices, as discussed above. The impact of the higher price received under the Settlement Agreement increased pre-tax income by approximately $414,000 during the first nine months of 1997.

      Oil and natural gas operating margins (revenues less operating costs) declined from 69 percent in the first nine months of 1997 to 64 percent in the first nine months of 1998 due to lower natural gas and oil prices and lower oil production in 1998. Total operating costs increased 8 percent due to additional costs associated with the addition of wells through development drilling and acquisitions. Depreciation, depletion and amortization ("DD&A") increased 29 percent due to higher natural gas production between the comparative periods and from an increase in the Company's average DD&A rate per equivalent barrel from $4.44 in the first nine months of 1997 to $4.90 for the first nine months of 1998.

      Contract drilling revenues increased 32 percent for the comparative nine month periods as rig utilization increased from an average of 19.6 rigs operating in the first nine months of 1997 to 24.8 rigs in the first nine months of 1998. Contract drilling operating margins (revenue less operating costs) were 20 percent in the first nine months of 1998 and 21 percent in the first nine months of 1997.

      General and administrative expense increased 9 percent during the comparative nine month periods as certain employee costs increased. Interest expense increased 78 percent due to a 70 percent increase in the average long-term debt outstanding in the first nine months of 1998 compared to the first nine months of 1997. The average interest rate incurred by the Company also increased from 7.2 to 7.3 percent.

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

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------

         (a)   Exhibits:

                15      Letter re:     Unaudited Interim Financial Information.

                27      Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UNIT CORPORATION

Date:       October 29, 1998          By:    /s/  John G. Nikkel
       ---------------------------           ------------------------
                                             JOHN G. NIKKEL
                                             President, Chief Operating
                                             Officer and Director

Date:       October 29, 1998          By:    /s/  Larry D. Pinkston
       ---------------------------           ------------------------
                                             LARRY D. PINKSTON
                                             Vice President, Chief
                                             Financial Officer
                                             and Treasurer