Form 10-K
period 1998-12-31
UNIT CORP
filed 1999-03-18
CIK 798949

                             F O R M   1 0 - K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
  [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1998
                                    OR
  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

            Aggregate Market Value of the Voting Stock Held By
              Non-affiliates on March 17, 1999 - $143,274,719

                     Number of Shares of Common Stock
                Outstanding on March 17, 1999 - 26,653,341

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 5, 1999 are incorporated by reference in Part III.
                        Exhibit Index - See Page 77

                                 FORM 10-K

                             UNIT CORPORATION

                             TABLE OF CONTENTS

                                  PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 18

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . 19
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 20
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . 21
Item 8.   Financial Statements and Supplementary Data  . . . . . . . . . . . 29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 67

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . 67
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 68
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . . 68
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . 69

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 69
Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 76

                              UNIT CORPORATION
                               Annual Report
                   For The Year Ended December 31, 1998


                                  PART I

Item 1.  Business and Item 2.  Properties
-----------------------------------------

                                  GENERAL

     The Company, through its wholly owned subsidiaries, is engaged in the land contract drilling of oil and natural gas wells and the development, acquisition and production of oil and natural gas properties. The Company's primary exploration and production operations are conducted in the Anadarko and Arkoma Basins, which cover portions of Oklahoma, Texas, Kansas and Arkansas, with additional operations located in the South Texas Basin. Additional producing properties are located in other states, including, but not limited to, New Mexico, Louisiana, North Dakota, Colorado, Wyoming, Montana, Alabama, Mississippi, Arkansas, Illinois and Nebraska as well as in Canada. The Company's contract drilling operations are primarily located in the Oklahoma and Texas areas of the Anadarko and Arkoma Basins with additional operations in the Permian and South Texas Basins.

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

     The Company's principal executive offices are maintained at 1000 Kensington Tower, 7130 South Lewis, Tulsa, Oklahoma 74136; telephone number
(918) 493-7700. The Company also has regional offices in Moore and Woodward, Oklahoma and Booker and Houston, Texas. When used in this report, the term "Company" refers to Unit Corporation and at times Unit Corporation and/or one or more of its subsidiaries with respect to periods from and after the Exchange Offer and to UDE with respect to periods prior thereto.

                      OIL AND NATURAL GAS OPERATIONS

     In 1979, the Company began to develop its exploration and production operations to diversify its source of revenues which, up to that time, were derived from its contract drilling. Today, the Company conducts the development, production and sale of oil and natural gas together with the acquisition of producing properties through its wholly owned subsidiary, Unit Petroleum Company.

     As of December 31, 1998, the Company had 3,245 Mbbls and 161,318 MMcf of estimated proved oil and natural gas reserves, respectively. The Company's producing oil and natural gas interests, undeveloped leaseholds and related assets are located primarily in Oklahoma, Texas, Louisiana and New Mexico and to a lesser extent in Arkansas, North Dakota, Colorado, Wyo-ming, Montana, Alabama, Mississippi, Arkansas, Illinois, Nebraska and Canada. As of December 31, 1998, the Company had an interest in a total of 2,499 wells in the United States and served as the operator of 524 wells. The Company also had an interest in 64 wells located in Canada. The majority of the Company's development and exploration prospects are generated by its technical staff. When the Company is the operator of a property, it generally employs its own drilling rigs and the Company's own engineering staff supervises the drilling operation.

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

     Well and Leasehold Data. The Company's oil and natural gas explora-tion and development drilling activities and the number of wells in which the Company had an interest, which were producing or capable of producing, were as follows for the periods indicated:

                                        Year Ended December 31,
                          -------------------------------------------------
                               1998             1997              1996
Wells drilled:            Gross    Net     Gross     Net     Gross    Net
--------------            ------  ------   ------   ------   ------  ------
Exploratory:
    Oil..............        -       -        -        -        -       -
    Natural gas......        -       -        -        -        -       -
    Dry..............          1     .26      -        -        -       -
                          ------  ------   ------   ------   ------  ------
        Total                  1     .26      -        -        -       -
                          ======  ======   ======   ======   ======  ======
Development:
    Oil..............          4     .44       10     4.84       10    8.35
    Natural gas......         52   19.26       57    23.85       55   19.46
    Dry..............         21   10.62       15     9.27        7    4.26
                          ------  ------   ------   ------   ------  ------
        Total                 77   30.32       82    37.96       72   32.07
                          ======  ======   ======   ======   ======  ======

Oil and natural gas wells producing or capable of producing:
------------------------------------------------------------

    Oil - USA........        726  196.64      684   197.67      717  197.71
    Oil - Canada.....        -       -        -        -        -       -
    Gas - USA........      1,773  286.73    1,545   260.40    1,530  242.09
    Gas - Canada.....         64    1.60       64     1.60       64    1.60
                          ------  ------   ------   ------   ------  ------
                Total      2,563  484.97    2,293   459.67    2,311  441.40
                          ======  ======   ======   ======   ======  ======

     The following table summarizes the Company's acreage as of the end of each of the years indicated:

                                 Developed Acreage      Undeveloped Acreage
                                -------------------    ---------------------
                                 Gross        Net         Gross        Net
                                -------     -------      -------     -------
       1998
       ----
         USA                    569,076     130,440       52,958      35,371
         Canada                  39,040         976       22,763      22,763
                                -------     -------      -------     -------
         Total                  608,116     131,416       75,721      58,134
                                =======     =======      =======     =======

       1997
       ----
         USA                    432,824     118,926       37,844      26,116
         Canada                  39,040         976       18,970      18,970
                                -------     -------      -------     -------
         Total                  471,864     119,902       56,814      45,086
                                =======     =======      =======     =======
       1996
       ----
         USA                    455,713     115,326       29,245      19,124
         Canada                  39,040         976         -           -
                                -------     -------      -------     -------
         Total                  494,753     116,302       29,245      19,124
                                =======     =======      =======     =======

     Price and Production Data. The Company's average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf (1 barrel (Bbl) of oil = 6 thousand cubic feet (Mcf) of natural gas) of production for the periods indicated were as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                1998         1997         1996
                                              --------     --------     --------
Average sales price per barrel
  of oil produced:
    USA                                       $  12.81     $  19.19     $  20.40
    Canada                                    $    -       $    -       $    -
Average sales price per Mcf of
  natural gas produced:
    USA                                       $   1.90     $   2.43     $   2.21
    Canada                                    $   1.46     $    .93     $   1.18
Oil production (Mbbls):
    USA                                            443          493          579
    Canada                                         -            -            -
                                              --------     --------     --------
        Total                                      443          493          579
                                              ========     ========     ========
Natural gas production (MMcf):
    USA                                         16,427       13,742       12,974
    Canada                                          38           74           51
                                              --------     --------     --------
        Total                                   16,465       13,816       13,025
                                              ========     ========     ========
Average production expense per
  equivalent Mcf:
    USA                                       $    .61     $    .64     $   0.68
    Canada                                    $    .54     $    .33     $   0.27

     Reserves.  The following table sets forth the estimated proved developed and undeveloped oil and natural gas reserves of the Company at the end of each of the years indicated:
                                                   Year Ended December 31,
                                              ---------------------------------
                                                1998         1997         1996
                                              -------      -------      -------
     Oil (Mbbls):
         USA                                    3,245        4,131        5,204
         Canada                                   -            -            -
                                              -------      -------      -------
             Total                              3,245        4,131        5,204
                                              =======      =======      =======
     Natural gas (MMcf):
         USA                                  160,795      144,661      128,408
         Canada                                   523          723          753
                                              -------      -------      -------
             Total                            161,318      145,384      129,161
                                              =======      =======      =======

     Further information relating to oil and natural gas operations is presented in Notes 1,5,12 and 14 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

                     LAND CONTRACT DRILLING OPERATIONS

     Unit Drilling Company, a wholly owned subsidiary of the Company, is engaged in the land drilling of oil and natural gas wells for a wide range of customers. A land drilling rig consists, in part, of engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers and drill pipe. An active maintenance and replacement program during the life of a drilling rig permits upgrading of components on an individual basis. Over the life of a typical rig, due to the normal wear and tear of operating 24 hours a day, several of the major components, such as engines, mud pumps and drill pipe, are replaced or rebuilt on a periodic basis as required, while other components, such as the substructure, mast and drawworks, can be utilized for extended periods of time with proper maintenance. The Company also owns additional equipment used in the operation of its rigs, including large air compres-sors, trucks and other support equipment.

     On November 20, 1997, the Company acquired Hickman Drilling Company, an Oklahoma corporation pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), dated November 20, 1997 entered into by and between the Company, the Company's wholly owned subsidiary Unit Drilling Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). Under the terms of this acquisition, the Selling Stockholders received, in aggregate, 1,300,000 shares of Common Stock and promissory notes in the aggregate principal amount of $5,000,000 payable in five equal annual installments commencing January 2, 1999. The acquisition included nine land contract drilling rigs with depth capacities ranging from 9,500 to 17,000 feet, spare drilling equipment and approximately $2.1 million in working capital. As part of the acquisition the Company retained Hickman Drilling Company's Woodward, Oklahoma corporate office as a regional office for its contract drilling operations. In December 1997, the Company also purchased a Mid-Continent U-36A, 650 horsepower rig with a 13,000 feet depth capacity and spare components from two additional rigs for a total consideration of $1 million, of which $200,000 was paid at closing and the balance is to be paid over a period ending no later than three years. The balance is to be paid out monthly with the monthly amount to be calculated on the basis of a predetermined daily rate multiplied by the number of days in such month that the acquired rig is employed for the account of the seller, all as more fully specified in the acquisition agreement. If the balance of the purchase price has not been fully paid at the end of three years the remaining amount is to be paid in cash to the seller.

     With the acquisitions noted above, the Company's drilling rig fleet expanded to 34 rigs with depth capacities ranging from 7,000 to 25,000 feet. At December 31, 1998, 29 of the Company's rigs were located in the Anadarko and Arkoma Basins of Oklahoma and Texas while five of its larger horsepower rigs were located in South Texas. In the Anadarko and Arkoma Basins the Company's primary focus is on the utilization of its medium depth rigs which have a depth range of 8,000 to 14,000 feet. These medium depth rigs are suited to the contract drilling currently undertaken by operators in these two basins.

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

     The following table sets forth, for each of the periods indicated, certain data concerning the Company's contract drilling operations:

                                                  Year Ended December 31,
                                            ---------------------------------
                                            1998   1997     1996   1995  1994
                                            ----   ----     ----   ----  ----
Number of operational rigs owned
  at end of period                            34     34(1)    24     22    25
Average number of rigs utilized (2)         22.9   19.2     14.7   10.9   9.5
Number of wells drilled                      198    167      130    111    95
Total footage drilled (feet in 1000's)     2,203  1,736    1,468  1,196 1,027

-------------------
     (1) Includes 10 rigs acquired in the fourth quarter of 1997.

     (2) Utilization rates are based on a 365-day year. A rig is considered utilized when it is operating or being moved, assembled or dismantled under contract.

     As of February 23, 1999, 22 of the Company's 34 drilling rigs were operating under contract.

     The following table sets forth, as of February 23, 1999, the type and approximate depth capability of each of the Company's drilling rigs:

                                                       Approximate
                                                         Depth
                                                       Capability
     Rig#             Type                               (feet)
     ----             ----                             ----------
     1                U-15 Unit Rig                      11,000
     2                BDW 650                            13,000
     3                BDW 650                            13,500
     4                U-15 Unit Rig                      11,000
     5                U-15 Unit Rig                      11,000
     6                BDW 800                            15,000
     7                U-15 Unit Rig                      11,000
     8                Gardner Denver 800                 15,000
     9                BDW 800                            16,000
     10               BDW 450T                            9,500
     11               Gardner Denver 700                 15,000
     12               BDW 800-M1                         15,000
     14               Gardner Denver 700                 15,000
     15               Mid-Continent 914-C                20,000
     16               U-15 Unit Rig                      11,000
     17               Brewster N-75A                     15,000
     18               BDW 650                            12,000
     19               Gardner Denver 500                 12,000
     20               Gardner Denver 700                 15,000
     21               Gardner Denver 700                 15,000
     22               BDW 800                            15,000
     23               Gardner Denver 700M                15,000
     24               Gardner Denver 700M                15,000
     25               Gardner Denver 700                 15,000
     29               Brewster N-75A                     15,000
     30               BDW 1350-M                         20,000
     31               SU-15 North Texas Machine          12,000
     32               Brewster N-75                      15,000
     34               National 110-UE                    20,000
     35               Continental Emsco C-1-E            20,000
     36               Gardner Denver 1500-E              25,000
     37               Mid-Continent 914-EC               20,000
     38               Mid-Continent 1220-E               25,000
     39               U-36-A                             13,000


     During the previous decade, the Company's contract drilling services encountered significant competition due to depressed levels of activity in contract drilling. In the last 6 months of 1996 and throughout 1997 and the first three quarters of 1998, the Company's drilling operation showed significant improvements in rig utilization. However, in late 1998, the Company and the industry as a whole experienced a significant reduction in demand. The Company anticipates that competition within the industry will, for the foreseeable future, continue to adversely affect the Company.

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

     Turnkey drilling operations, in particular, might result in losses if the Company underestimates the costs of drilling a well or if unforeseen events occur. To date, the Company has not experienced significant losses in performing turnkey contracts. For 1998, turnkey revenue represented approximately 15 percent of the Company's contract drilling revenues. Because the proportion of turnkey drilling is currently dictated by market conditions and the desires of customers using the Company's services, the Company is unable to predict whether the portion of drilling conducted on a turnkey basis will increase or decrease in the future.

     Customers. During the fiscal year ended December 31, 1998, 10 contract drilling customers accounted for approximately 24 percent of the Company's total revenues and approximately 5 percent of the Company's total revenues were generated by drilling on oil and natural gas properties of which the Company was the operator (including properties owned by limited partnerships for which the Company acted as general partner). Such drill-ing was pursuant to contracts containing terms and conditions comparable to those contained in the Company's customary drilling contracts with non-affiliated operators.

     Further information relating to contract drilling operations is presented in Notes 1, 2 and 12 of Notes to Consolidated Financial State-ments set forth in Item 8 hereof.

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

                        OIL AND NATURAL GAS PROGRAMS

     The Company currently serves as a general partner to 4 oil and gas limited partnerships and 10 employee oil and gas limited partnerships. The employee partnerships acquire an interest fixed annually, ranging from 5% to 15% of the Company's interest, in most oil and natural gas drilling activities and purchases of producing oil and natural gas properties participated in by the Company. The limited partners in the employee partnerships are either employees or directors of the Company or its sub-sidiaries.

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

                                 EMPLOYEES

     As of February 23, 1999, the Company had approximately 453 employees in its land contract drilling operations, 47 employees in its oil and natu-ral gas operations and 44 in its general corporate area. None of the Company's employees are represented by a union or labor organization nor have the Company's operations ever been interrupted by a strike or work stoppage. The Company considers relations with its employees to be satisfactory.

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

     The results of these changes may be the increased availability of firm transportation and the reduction of interruptible transportation, with a corresponding reduction in the rates for off-peak and interruptible transportation. Due to the continuing evolutionary nature of Order 636 and its implementation, it is not possible to project the overall potential impact on transportation rates for natural gas or market prices of natural gas.

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

     Certain states in which the Company operates control production from wells through regulations establishing the spacing of wells, limiting the number of days in a given month during which a well can produce and otherwise controlling the rate of allowable production.

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

     In order to provide a more thorough understanding of the possible effects of some of these influences on any forward looking statements made by the Company, the following discussion outlines certain factors that in the future could cause the Company's consolidated results for 1999 and beyond to differ materially from those that may be set forth in any such forward-looking statement made by or on behalf of the Company.

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

     Based upon the results of operations for the year ended December
31, 1998, the Company estimates that a change of $0.10/Mcf in the average price of natural gas and a change of $1.00/Bbl in the price of crude oil throughout such period would have resulted in approximate changes in net income before income taxes of $1,541,000 and $414,000, respectively. During 1998, substantially all of the natural gas and crude oil volume of the Company were sold at market responsive prices.


Customer Demand

     Demand for the Company's drilling services is dependent almost entirely on the needs of third parties. Based on past history, such parties' requirements are subject to a number of factors, independent of any subjective factors, that directly impact the demand for the Company's drilling rigs. These include the funds available to such companies to carry out their drilling operations during any given time period which, in turn, are often subject to downward revision based on decreases in the then current prices of oil and natural gas. Many of the Company's customers are small to mid-size oil and natural gas companies whose drilling budgets tend to be susceptible to the influences of current price fluctuations. Other factors that affect the Company's ability to work its drilling rigs are the weather, which can, under adverse circumstances, delay or even cause a project to be abandoned by an operator, the competition faced by the Company in securing the award of a drilling contract in a given area, the experience and recognition of the Company in a new market area, and the availability of labor to run the Company's drilling rigs.

Uncertainty Of Oil And Natural Gas Reserves And Well Performance

     There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. Estimating quantities of proved reserves is imprecise. Such estimates are based upon certain assumptions pertaining to future production levels, future natural gas and crude oil prices, timing and amount of development expenditures and future operating costs, using currently available geologic, engineering and economic data, some or all of which may prove to be incorrect over time. As a result of changes in these assumptions that will occur in the future, and based upon further production history, results of future exploration and development activities, future natural gas and crude oil prices and other factors, the reported quantity of reserves may be subject to upward or downward revision.

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

Debt and Bank Borrowing

     The amount of the Company's existing debt as well as its future debt is, to a large extent, a function of the costs associated with the projects undertaken by the Company at any given time and the cash flow received by the Company. Generally, the costs incurred by the Company in its normal operations are those associated with the drilling of oil and natural gas wells, the acquisition of producing properties, and the costs associated with the maintenance of its drilling rig fleet. To some extent, these costs, particularly the first two items, are discretionary and the Company maintains a degree of control regarding the timing and/ or the need to incur the same. However, in some cases, unforseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly rig component due to an unexpected loss, which could force the Company to incur increased debt above that which it had expected or forecast. Likewise, for many of the reasons mentioned above, the Company's cash flow may not be sufficient to cover its current cash requirements which would then require the Company to increase its debt either through bank borrowings or otherwise.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to the security holders during the fourth quarter of the Company's calendar year ended December 31, 1998.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     As of February 23, 1999, the Company had 2,543 holders of record of its common stock the only form of stock issued as of that date. The Company has not paid any cash dividends on shares of its common stock since its organization and currently intends to continue its policy of retaining earnings from the Company's operations. The Company is prohibited, by certain loan agreement provisions, from declaring and paying dividends (other than stock dividends) during any fiscal year in excess of 25 percent of its consolidated net income of the preceding fiscal year, and only if working capital provided from operations during said year is equal to or greater than 175 percent of current maturities of long-term debt at the end of such year. The table below reflects the high and low sales prices per share of the Company's common stock as reported by the New York Stock Exchange, Inc. for the period indicated:



                                       1998                   1997
                               --------------------   --------------------
          QUARTER                 High       Low         High        Low
          -------              ---------  ---------   ---------  ---------
          First                $ 9 13/16  $ 6  7/16   $12  1/4   $ 7  1/2
          Second               $ 9  7/8   $ 5  1/2    $11  7/8   $ 7  7/8
          Third                $ 6  5/16  $ 3  3/4    $15  3/8   $ 9  5/8
          Fourth               $ 6 15/16  $ 3  5/8    $15 13/16  $ 8  7/16

Item 6.  Selected Financial Data
--------------------------------
                                        Year Ended December 31,
                        ---------------------------------------------------
                           1998      1997      1996      1995         1994
                         -------   -------   -------   -------      -------
                             (In thousands except per share amounts)

Revenues                 $93,337   $91,864   $72,070   $53,074      $43,895
                         =======   =======   =======   =======      =======
Income From Continuing
  Operations             $ 2,246   $11,124   $ 8,333   $ 3,751 (1)  $ 4,628 (2)
                         =======   =======   =======   =======      =======
Net Income               $ 2,246   $11,124   $ 8,333   $ 3,999 (1)  $ 4,794 (2)
                         =======   =======   =======   =======      =======
Basic Earnings Per
  Common Share:
    Continuing Operations   $.09      $.46      $.37      $.18 (1)     $.22 (2)
    Discontinued Operation    -         -         -        .01          .01
                            ----      ----      ----      ----         ----
        Net Income          $.09      $.46      $.37      $.19 (1)     $.23 (2)
                            ====      ====      ====      ====         ====
Diluted Earnings Per
  Common Share:
    Continuing Operations   $.09      $.45      $.37      $.18 (1)     $.22 (2)
    Discontinued Operation    -         -         -        .01          .01 (2)
                            ----      ----      ----      ----         ----
        Net Income          $.09      $.45      $.37      $.19 (1)     $.23
                            ====      ====      ====      ====         ====
Total Assets            $223,064  $202,497  $137,993  $110,922     $103,933
                        ========  ========  ========  ========     ========
Long-Term Debt          $ 72,900  $ 54,100  $ 40,600  $ 41,100     $ 37,300
                        ========  ========  ========  ========     ========
Other Long-Term
  Liabilities           $  2,301  $  2,279  $  2,276  $  2,109     $  2,673
                        ========  ========  ========  ========     ========
Cash Dividends
  Per Common Share      $    -    $    -    $    -    $    -       $    -
                        ========  ========  ========  ========     ========
___________

     (1) Includes a $635,000 gain on compressor sale, a $850,000 gain from settlement of litigation and a net $530,000 deferred tax benefit.

     (2) Includes a $742,000 gain on sale of a natural gas gathering system.

     See Management's Discussion of Financial Condition and Results of Operations for a review of 1998, 1997 and 1996 activity.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Financial Condition and Liquidity
---------------------------------

     The Company's loan agreement ("Loan Agreement"), provides for a total facility of $100 million, consisting of a revolving credit facility through May 1, 2002 and a term loan thereafter, maturing on May 1, 2005. Borrowings under the revolving credit facility are limited to a borrowing value which is subject to a semi-annual redetermination. As of the latest borrowing value determination, $85 million of the commitment is available to the Company. The Loan Agreement contains certain covenants which require the Company to maintain consolidated tangible net worth of at least $75 million, a current ratio of not less than 1 to 1, a ratio of long-term debt, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1.2 to 1 and a ratio of total liabilities, as defined in the Loan Agreement, to consolidated tangible net worth not greater than
1.65 to 1. In addition, working capital provided by operations, as defined in the Loan Agreement, cannot be less than $18 million in any year. At December 31, 1998, borrowings under the Loan Agreement totaled $68.9 million. At February 23, 1999, borrowings under the Loan Agreement totaled $71.0 million with $11.4 million available for future borrowings. The interest rate on the bank debt was 6.27 and 6.31 percent at December 31, 1998 and February 23, 1999, respectively. At the Company's election, any portion of the debt outstanding may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted per the Loan Agreement depending on the level of debt as a percentage of the total borrowing base, for 30, 60, 90 or 180 days with the remainder of the outstanding debt subject to the Chase Manhattan Bank, N. A. prime rate ("Chase Prime Rate"). During any Libor Rate funding period, the Company may not pay in part or in whole the outstanding principal balance of the note to which such Libor Rate option applies. At both December 31, 1998 and February 23, 1999, $63.0 million of borrowings were subject to the Libor Rate as adjusted. A commitment fee of 3/8 of 1 percent is charged for any unused portion of the borrowing base.

     Shareholders' equity at December 31, 1998 was $111.3 million, making the Company's ratio of long-term debt-to-equity .66 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Loan Agreement. Net cash provided by operating activities in 1998 was $33.5 million as compared to $34.4 million in 1997. At December 31, 1998 and January 31, 1999, the Company had working capital of $1.6 million and $1.0 million, respectively.

     The Company's capital expenditures during 1998 were $50.1 million.
The Company's oil and natural gas operations had capital expenditures of $38.4 million, with $24.9 million and $9.0 million used for exploration and development drilling and producing property acquisitions, respectively. Capital expenditures made by the Company's contract drilling operations were $11.5 million in 1998. Drilling capital expenditures in 1998 were for drill pipe and collars, the refurbishment of one drilling rig previously stacked and major overhauls on large rig components of drilling rigs in service. The Company's drilling rigs are composed of large components some of which, on a rotational basis, are required to be overhauled to assure continued proper performance. Such capital expenditures will continue in future years with approximately $2.5 million projected for 1999.

     During 1999, the Company's oil and natural gas exploration subsidiary plans to continue its developmental drilling program. However, lower spot market natural gas prices in the fourth quarter of 1998 have increased the potential availability of economical producing property acquisitions and, as a result, a larger portion of the Company's capital expenditure budget may be shifted to producing property acquisitions in 1999. The majority of the Company's capital expenditures are discretionary and primarily directed toward increasing reserves and future growth. Current operations are not dependent on the Company's ability to obtain funds outside of the Company's Loan Agreement. The decision to acquire or drill on oil and natural gas properties at any given time depends on market conditions, potential return on investment, future drilling potential and the availability of opportunities to obtain financing given the circumstances involved, thus providing the Company with a large degree of flexibility in incurring such costs. Depending, in part, on commodity pricing, the Company plans to spend approximately $20 million on its exploration capital expenditure program in 1999.

     On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement"), entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). Under the terms of this acquisition, the Selling Stockholders received, in aggregate, 1,300,000 shares of Common Stock and promissory notes in the aggregate principal amount of $5,000,000 payable in five equal annual installments commencing January 2, 1999. The acquisition included nine land contract drilling rigs with depth capacities ranging from 9,500 to 17,000 feet, spare drilling equipment and approximately $2.1 million in working capital. The notes bear interest at the Chase Prime Rate which at both December 31, 1998 and February 23, 1999 was 7.75 percent. In December 1997, the Company also purchased a Mid-Continent U-36-A, 650 horsepower rig with a 13,000 feet depth capacity and spare components from two additional rigs for a total consideration of $1 million, of which $200,000 was paid at closing and the balance is being paid out over a period ending no later than three years after the acquisition date. The balance is paid out monthly with the monthly amount calculated on the basis of a predetermined daily rate multiplied by the number of days in such month that the acquired rig is employed for the account of the seller, all as more fully specified in the acquisition agreement. If the balance of the purchase price has not been fully paid at the end of three years the remaining amount is to be paid in cash to the seller. At December 31, 1998, the balance remaining under this purchase agreement was $331,000.

     In March of 1998, a Vice President of South America Drilling Operations was hired to facilitate the Company's efforts to expand its contract drilling operations outside the continental United States, specifically into areas of South America. Drilling markets in South America have the potential to provide higher profit margins and higher profit contributions, with longer term multi-year contracts which could also provide a leveling effect on drilling rig utilization. The Company has not previously conducted international contract drilling operations, but it anticipates that such operations would involve a number of additional political, economic, currency, tax and other risks and costs not generally encountered in its domestic operations. To date, the Company has not entered into any contracts for international work.

     Prior to December 31, 1997, the Company received monthly payments on behalf of itself and other parties (collectively the "Committed Interest") from a natural gas purchaser pursuant to a settlement agreement (the "Settlement Agreement"). The monthly payments paid by the purchaser for natural gas not taken (the "Prepayment Balance") were subject to recoupment in volumes of natural gas through a period ending on the earlier of recoupment or December 31, 1997 (the "Recoupment Period"). At December 31, 1997, the Settlement Agreement and the natural gas purchase contracts which were subject to the Settlement Agreement terminated. As a result of the Settlement Agreement, the December 31, 1997 Prepayment Balance of $2.2 million became payable in equal annual payments over a five year period. The first payment of $441,000 was due and paid on June 1, 1998. The price per Mcf under the Settlement Agreement was substantially higher than current spot market prices. The impact of the higher price received under the Settlement Agreement increased pre-tax income approximately $540,000 and $650,000 in 1997 and 1996, respectively. The natural gas previously subject to the Settlement Agreement is now being sold at spot market prices consistent with primarily all of the rest of the natural gas sold by the Company.

     Oil and natural gas prices received by the Company were volatile throughout 1998. Average oil prices received by the Company in December 1998, as compared to January 1998, dropped by 35 percent. Average natural gas prices in December 1998, as compared to January 1998, were one percent higher after recovering from a 20 percent decrease in August and September of 1998. The Company's average price received for oil during 1998 was $12.81 and the average natural gas price was $1.90. Average oil prices and natural gas spot prices received in February 1999 were up 5 percent for oil and down 16 percent for natural gas, when compared with December 31, 1998 average prices. The large drop in natural gas prices in February 1999 had a significant impact to the value of the Company's natural gas reserves as reported at December 31, 1998. If this lower natural gas price had occurred at year-end 1998, it would have caused the Company to reduce the carrying value of its natural gas properties by approximately $22.0 million before taxes. If prices do not recover from this February level and depending on other variables, the Company will record a provision to reduce the carrying value of oil and natural gas properties in the first quarter of 1999. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Declines in natural gas or oil prices could also adversely effect the Company operationally by, for example, adversely impacting future demand for its drilling rigs or financially by reducing the price received for its oil and natural gas sales and also by adversely effecting the semi-annual borrowing value determination under the Company's Loan Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves.

     At December 31, 1998, the Company did not have any hedge against the fluctuation in the price of oil and natural gas nor did the Company maintain any forward or future contracts relating to the production of its oil and natural gas. In the first quarter of 1999, the Company initiated swap transactions to help manage its exposure to commodity price risk in the month to month sale of natural gas. These transactions cover approximately 20 percent of the Company's daily production and cover the period from March 1, 1999 to June 30, 1999. These activities have been designated as hedging activities by the Company and will be accounted for as such. Increases (decreases) in the fair value of these instruments will generally offset increases (decreases) in the spot market prices of natural gas. Implicit gains or losses, resulting from changes in the fair value of hedges which have not yet been settled, are not recognized to the extent that they relate to changes in the spot price of anticipated natural gas sales. Gains or losses arising from hedge transactions are recorded in sales in the month of the hedged transaction.

     As a result of the depressed condition existing in the contract drilling industry over much of the past decade, the Company's ability to fully utilize its complement of drilling rigs during portions of 1997 and 1998 when there was a rapid increase in drilling activity was limited due to the lack of qualified labor and certain support equipment not only within the Company, but in the industry as a whole. The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. Although the Company currently does not have a shortage of rig labor or support equipment, the Company's management expects that these factors will continue to influence the Company's rig utilization especially if demand should rapidly increase.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 160,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. During the first quarters of 1998, 1997 and 1996, 19,863, 23,892 and 44,686 of the purchased shares, respectively, were reissued as the Company's matching contribution to its 401(k) Employee Thrift Plan. At December 31, 1998, 25,000 treasury shares were held by the Company.

Year 2000 Statement
-------------------

     The Company has initiated a comprehensive assessment of its information technology ("IT") and non-information technology ("non-IT") systems to try and ensure that such systems will be Year 2000 compliant. The Year 2000 problem exists because many existing computer programs use only the last two digits to define the year. Therefore, these computer programs do not recognize years that begin with a "20" and assume that all years begin with a "19". If not corrected many computer applications could fail or create erroneous results which could cause disruption of operations not only for the Company but also for its customers and suppliers, so the Company has also initiated an assessment of its customers' and suppliers' efforts to become year 2000 compliant.

     Evaluation of the Company's IT systems began in house during 1997.
The Company's IT systems consist mainly of office computers, related computer programs and mangement financial information software. The Company believes nearly all of the Company's hardware is Year 2000 compliant and approximately 20 percent of its related computer programs and software are Year 2000 compliant. The Company has expended approximately $92,000 and estimates it will expend an additional $40,000 to bring the remaining systems compliant by the end of the second quarter of 1999.

     The Company's non-IT systems consist of office equipment and other systems associated with its oil and natural gas properties and its drilling rigs. The Company began assessing these non-IT systems and the associated cost during the fourth quarter of 1998. The assessment and replacement of equipment, if any, should be completed by the end of the second quarter of 1999. The Company anticipates that the cost associated with non-IT systems will be minimal.

     During the third quarter of 1998, the Company issued questionnaires to its key suppliers and customers to assess their preparation for Year 2000 compliance. The Company received responses from 41 percent of these entities. Approximately 90 percent of the responses indicated that these entities are aware of and are in the process of resolving their Year 2000 issues. During the first quarter of 1999, the Company will issue second request questionnaires to those key suppliers and customers who did not respond to the questionnaires issued during the third quarter of 1998.
Upon the return of the second request questionnaires from these non-affiliated entities, the Company will review their responses and will begin the process of assessing the preparedness of these entities.

     As noted, the Company currently anticipates that all of its internal systems and equipment will be Year 2000 compliant by the end of the second quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's results of operations and financial condition. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. As a result, the Company will continue to evaluate its Year 2000 exposure, both internally and externally. Since a portion of the Company's overall evaluation of its Year 2000 readiness will, of necessity, be based on the information to be supplied by and the readiness of the Company's key suppliers and customers, the Company cannot currently determine the impact, if any, such third parties will have on the Company's Year 2000 exposure. As noted, the Company intends to evaluate this information as, if and when it is made available to it. To date, the Company has not developed a contingency plan.

Effects of Inflation
---------------------

     The effects of inflation on the Company's operations in previous years have been minimal due to low inflation rates. However, during third and fourth quarters of 1996 and throughout 1997 as drilling rig day rates and drilling rig utilization increased, the impact of inflation intensified as the availability of related equipment, third party services and qualified labor decreased. In 1998, the impact of inflation was reduced as oil and natural gas prices became depressed. The impact on the Company in the future will depend on the relative increase, if any, the Company may realize in its drilling rig rates and the selling price of its oil and natural gas. If industry activity suddenly increases substantially, shortages in support equipment such as drill pipe, third party services and qualified labor will occur resulting in additional corresponding increases in material and labor costs. These market conditions may limit the Company's ability to realize improvements in operating profits.

Results of Operations
---------------------

1998 versus 1997
----------------

     Net income for 1998 was $2,246,000, compared with $11,124,000 in 1997.
Increases in the number of rigs utilized and increased natural gas production were more than offset by substantial decreases in the average price received for both oil and natural gas and to a lesser extent from reduced oil production and contract drilling day rates.

     Oil and natural gas revenues decreased 13 percent in 1998 due to a 21 percent and 33 percent decrease in average natural gas and oil prices received, respectively along with a 10 percent reduction in oil production. These decreases were partially offset by a 19 percent increase in natural gas production. Oil production declined from 1997 levels due to the Company's emphasis over the past three years in drilling development wells which focused on replacing and increasing natural gas reserves. Average natural gas spot market prices received by the Company decreased 20 percent. The natural gas previously subject to the Settlement Agreement, which ended at December 31, 1997 and contained provisions for prices higher than current spot market prices, is now being sold at spot market prices consistent with the rest of the natural gas sold by the Company. The impact of higher prices received under the Settlement Agreement increased pre-tax income by approximately $540,000 in 1997.

     In 1998, revenues from contract drilling operations increased by 16 percent as average rig utilization increased from 19.2 rigs operating in 1997 to 22.9 rigs operating in 1998. Daywork revenues per rig per day decreased 3 percent between the comparative years. During the first three quarters of 1998, the Company's monthly rig utilization consistently remained at or above 23 rigs with daywork revenue per rig per day declining by 8 percent from the January 1998 rate. In the fourth quarter utilization dropped 27 percent from the previous quarter and dayrates decreased another 6 percent from the previous quarter. Total daywork revenues represented 64 percent of total drilling revenues in 1998 and 72 percent in 1997. Turnkey and footage contracts typically provide for higher revenues since a greater portion of the expense of drilling the well is born by the drilling contractor.

     Operating margins (revenues less operating costs) for the Company's oil and natural gas operations were 64 percent in 1998 compared to 71 percent in 1997. Decreased operating margins resulted primarily from the decrease in average natural gas and oil prices received by the Company between the two years. Total operating costs were 9 percent higher in 1998 compared to 1997 as the Company continues to add producing properties.

     Operating margins for contract drilling decreased from 21 percent in 1997 to 18 percent in 1998. Margins in 1998 were lower primarily due to decreases in both daily rig rates and utilization in the fourth quarter of 1998. Total operating costs for contract drilling were up 20 percent in 1998 versus 1997 due to increased drilling rig utilization and costs associated with the November 1997 Hickman Acquisition.

     Contract drilling depreciation increased 37 percent in response to increased rig utilization and additional drilling capital expenditures throughout 1997 and 1998. Depreciation, depletion and amortization ("DD&A") of oil and natural gas properties increased 27 percent as the Company increased its equivalent barrels of production by 14 percent and the Company's average DD&A rate per equivalent barrel increased 11 percent to $4.99 in 1998.

     General and administrative expenses increased 6 percent as certain employee costs increased. Interest expense increased 65 percent as the Company's average outstanding debt increased 65 percent during 1998. The average interest rate decreased from 7.28 percent in 1997 to 7.11 percent in 1998.

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

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                         As of December 31,
                                                     -------------------------
ASSETS                                                  1998           1997
                                                     ----------     ----------
                                                           (In thousands)
Current Assets:
    Cash and cash equivalents                        $     446      $     458
    Accounts receivable (less allowance for
      doubtful accounts of $274 and $354)               13,149         19,813
    Materials and supplies                               3,298          3,535
    Prepaid expenses and other                           2,650          2,206
                                                     ----------     ----------
        Total current assets                            19,543         26,012
                                                     ----------     ----------

Property and Equipment:
    Drilling equipment                                 123,258        119,155
    Oil and natural gas properties, on the full
      cost method                                      271,960        233,659
    Transportation equipment                             2,955          2,825
    Other                                                6,870          6,948
                                                     ----------     ----------
                                                       405,043        362,587
    Less accumulated depreciation, depletion,
      amortization and impairment                      207,883        192,613
                                                     ----------     ----------
        Net property and equipment                     197,160        169,974
                                                     ----------     ----------

Other Assets                                             6,361          6,511
                                                     ----------     ----------
Total Assets                                         $ 223,064      $ 202,497
                                                     ==========     ==========















               The accompanying notes are an integral part of the
                       consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                         As of December 31,
                                                     -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                    1998           1997
                                                     ----------     ----------
                                                           (In thousands)
Current Liabilities:
    Current portion of long-term
      liabilities and debt                           $   1,801      $     727
    Accounts payable                                     8,517         11,112
    Accrued liabilities                                  7,362          7,762
    Contract advances                                      310             92
                                                     ----------     ----------
        Total current liabilities                       17,990         19,693
                                                     ----------     ----------
Other Long-Term Liabilities (Note 5)                     2,301          2,279
                                                     ----------     ----------
Long-Term Debt                                          72,900         54,100
                                                     ----------     ----------
Deferred Income Taxes                                   18,583         17,560
                                                     ----------     ----------
Commitments and Contingencies (Note 11)

Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                       -              -
    Common stock, $.20 par value, 40,000,000
      shares authorized, 25,563,165 and
      25,514,836 shares issued, respectively             5,113          5,103
    Capital in excess of par value                      82,187         82,043
    Retained earnings                                   24,121         21,875
    Treasury stock, at cost (25,000 and
      19,863 shares, respectively)                        (131)          (156)
                                                     ----------     ----------
        Total shareholders' equity                     111,290        108,865
                                                     ----------     ----------
Total Liabilities and Shareholders' Equity           $ 223,064      $ 202,497
                                                     ==========     ==========













             The accompanying notes are an integral part of the
                      consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Year Ended December 31,
                                            ----------------------------------
                                              1998         1997         1996
                                            --------     --------     --------
                                         (In thousands except per share amounts)
Revenues:
    Contract drilling                       $53,528      $46,199      $28,819
    Oil and natural gas                      39,703       45,581       43,013
    Other                                       106           84          238
                                            --------     --------     --------
              Total revenues                 93,337       91,864       72,070
                                            --------     --------     --------
Expenses:
    Contract drilling:
        Operating costs                      43,729       36,419       24,259
        Depreciation                          5,766        4,216        2,944
    Oil and natural gas:
        Operating costs                      14,328       13,201       13,409
        Depreciation, depletion
          and amortization                   16,069       12,625       10,807
    General and administrative                4,891        4,621        4,122
    Interest                                  4,815        2,921        3,162
                                            --------     --------     --------
              Total expenses                 89,598       74,003       58,703
                                            --------     --------     --------
Income Before Income Taxes                    3,739       17,861       13,367
                                            --------     --------     --------
Income Tax Expense:
    Current                                     139          118            4
    Deferred                                  1,354        6,619        5,030
                                            --------     --------     --------
              Total income taxes              1,493        6,737        5,034
                                            --------     --------     --------
Net Income                                  $ 2,246      $11,124      $ 8,333
                                            ========     ========     ========
Net Income Per Common Share:

    Basic                                   $   .09      $   .46      $   .37
                                            ========     ========     ========

    Diluted                                 $   .09      $   .45      $   .37
                                            ========     ========     ========










               The accompanying notes are an integral part of the
                        consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Year Ended December 31, 1996, 1997 and 1998

                                        Capital
                                       In Excess
                              Common     Of Par   Retained  Treasury
                               Stock     Value    Earnings    Stock     Total
                             --------  --------  ---------  --------  ---------
                                               (In thousands)
Balances,
  January 1, 1996            $ 4,195   $50,181   $  2,418   $  (188)  $ 56,606
    Net income                   -         -        8,333       -        8,333
    Activity in employee
      compensation plans
      (321,667 shares)            64       615        -         123        802
    Issuance of stock on
      exercise of
      warrants
      (2,859,555 shares)         572    11,939        -         -       12,511
    Purchase of treasury
      stock (5,000
      shares)                    -         -          -         (42)       (42)
                             --------  --------  ---------  --------  ---------
Balances,
  December 31, 1996            4,831    62,735     10,751      (107)    78,210
    Net income                   -         -       11,124       -       11,124
    Activity in employee
      compensation plans
      (57,524 shares)             12       718        -          89        819
    Issuance of stock
      for acquisition
      (1,300,000 shares)         260    18,590        -         -       18,850
    Purchase of treasury
      stock
      (15,000 shares)            -         -          -        (138)      (138)
                             --------  --------  ---------  --------  ---------
Balances,
  December 31, 1997            5,103    82,043     21,875      (156)   108,865
    Net income                   -         -        2,246       -        2,246
    Activity in employee
      compensation plans
      (48,329 shares)             10       144        -         156        310
    Purchase of treasury
      stock
      (25,000 shares)            -         -          -        (131)      (131)
                             --------  --------  ---------  --------  ---------
Balances,
  December 31, 1998          $ 5,113   $82,187   $ 24,121   $  (131)  $111,290
                             ========  ========  =========  ========  =========




                    The accompanying notes are an integral part of the
                            consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                             ---------------------------------
                                                1998        1997        1996
                                             ---------   ---------   ---------
                                                      (In thousands)
Cash Flows From Operating Activities:
    Net Income                               $  2,246    $ 11,124    $  8,333
    Adjustments to reconcile net
      income to net cash provided
      (used) by operating activities:
        Depreciation, depletion, and
          amortization                         22,186      17,199      14,079
        Loss (gain) on disposition
           of assets                               17         (94)       (185)
        Employee stock compensation plans         561         244         214
        Bad debt expense                           -          250          -
        Deferred tax expense (benefit)          1,354       6,619       5,030
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                     6,664      (1,762)     (5,444)
        Materials and supplies                    237      (1,233)       (254)
        Prepaid expenses and other               (444)       (211)       (418)
        Accounts payable                          948       2,062      (2,288)
        Accrued liabilities                       (27)      1,430         540
        Contract advances                         218      (1,208)        890
        Other liabilities                        (447)        (70)        167
                                             ---------   ---------   ---------
             Net cash provided
               by operating activities         33,513      34,350      20,664
                                             ---------   ---------   ---------




















             The accompanying notes are an integral part of the
                     consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                   Year Ended December 31,
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ---------   ---------
                                                        (In thousands)
Cash Flows From Investing Activities:
    Capital expenditures (including
      producing property acquisitions)        $(53,654)   $(45,115)   $(34,111)
    Cash received on acquisition
      of drilling company (Note 2)                  -        1,611         -
    Proceeds from disposition of
      property and equipment                       964         792       1,009
    (Acquisition) disposition
      of other assets-                             (93)       (314)        215
                                              ---------   ---------   ---------
             Net cash used in
               investing activities            (52,783)    (43,026)    (32,887)
                                              ---------   ---------   ---------
Cash Flows From Financing Activities:
    Borrowings under line of credit             52,700      34,400      31,500
    Payments under line of credit              (32,900)    (25,900)    (32,000)
    Net payments on notes payable
      and other long-term debt                    (470)        -           (20)
    Proceeds from sale of common stock              59         225      12,798
    Acquisition of treasury stock                 (131)       (138)        (42)
                                              ---------   ---------   ---------
             Net cash provided by
               financing activities             19,258       8,587      12,236
                                              ---------   ---------   ---------
Net Increase (Decrease) in Cash
  and Cash Equivalents                             (12)        (89)         13

Cash and Cash Equivalents,
  Beginning of Year                                458         547         534
                                              ---------   ---------   ---------
Cash and Cash Equivalents, End of Year        $    446    $    458    $    547
                                              =========   =========   =========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
        Interest                              $  4,064    $  2,910    $  3,189
        Income taxes                          $    507    $    102    $     63











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

Nature of Business

     The Company is engaged in the development, acquisition and production of oil and natural gas properties and the land contract drilling of oil and natural gas wells primarily in the Anadarko, Arkoma and South Texas Basins. These basins are located in Oklahoma, Texas, Kansas and Arkansas. Additional producing properties are located in Canada and other states, including New Mexico, Louisiana, North Dakota, Colorado, Wyoming, Montana, Alabama, Mississippi, Arkansas, Illinois and Nebraska. At December 31, 1998, the Company has an interest in 2,563 wells and served as operator of 524 of those wells. Land contract drilling of oil and natural gas wells is performed for a wide range of customers using the drilling rigs owned and operated by the Company. In 1998, 31 of the Company's 34 rigs were in operation.

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

     Realization of the carrying value of the Company's property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in such estimates could cause the Company to reduce the carrying value of its property and equipment.

     When property and equipment components are disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is generally reflected in operations. For dispositions of drill pipe and drill collars, an average cost for the appropriate feet of drill pipe and drill collars is removed from the asset account and charged to accumulated depreciation and proceeds, if any, are credited to accumulated depreciation.

Goodwill

     Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company over the fair value of the net assets acquired and is being amortized on the straight-line method over 25 years. Goodwill is evaluated periodically for impairment, when it appears an impairment may have occurred, based on the estimated undiscounted future cash flow of the acquired entity. Net goodwill reported in other assets at December 31, 1998 and 1997 was $5,818,000 and $6,061,000, respectively with accumulated amortization at December 31, 1998 and 1997 of $264,000 and $20,000, respectively.

Oil and Natural Gas Operations

     The Company accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. The Company's determination of its oil and natural gas reserves are reviewed annually by independent petroleum engineers. The average composite rates used for depreciation, depletion and amortization ("DD&A") were $4.99, $4.49 and $3.90 per equivalent barrel in 1998, 1997 and 1996, respectively. The Company's calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from the Company's oil and natural gas properties. As discussed in Note 14, such estimates are imprecise. Changes in these estimates or declines in oil and natural gas prices could cause the Company in the near-term to reduce the carrying value of its oil and natural gas properties.

     No gains or losses are recognized upon the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

     The SEC's full cost accounting rules prohibit recognition of income in current operations for services performed on oil and natural gas properties in which the Company has an interest or on properties in which a partnership, of which the Company is a general partner, has an interest. Accordingly, in 1998 and 1997 the Company recorded $437,000 and $314,000 of contract drilling profits, respectively, as a reduction of the carrying value of its oil and natural gas properties rather than including these profits in current operations. No contract drilling profits were realized on such interests in 1996.

Limited Partnerships

     The Company's wholly owned subsidiary, Unit Petroleum Company, is a general partner in fourteen oil and natural gas limited partnerships sold privately and publicly. Certain of the Company's officers, directors and employees own interests in most of these partnerships.

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

Natural Gas Balancing

     The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue which may be more or less than the Company's share of pro-rata production from certain wells. Based upon the Company's 1998 average spot market natural gas price of $1.90 per Mcf, the Company estimates its balancing position to be approximately $4.6 million on under-produced properties and approximately $2.8 million on over-produced properties.

     The Company's policy is to expense its pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the Company's balancing position on wells in which the Company has imbalances are not material.

Stock Based Compensation

     The Company applies APB Opinion 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1998, 1997 and 1996 no compensation expense has been recognized. As provided by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," the Company has disclosed the pro forma effects of recording compensation for such option grants based on fair value in Note 8 to the financial statements.

Self Insurance

     The Company utilizes self insurance programs for employee group health and worker's compensation. Self insurance costs are accrued based upon the aggregate of estimated liabilities for reported claims and claims incurred but not yet reported.

Financial Instruments and Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables with a variety of national and international oil and natural gas companies. The Company does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. In addition, at December 31, 1998 and 1997, the Company had a concentration of cash of $1.5 million and $0.3 million, respectively, with one bank.

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

Earnings Per Share

     In the fourth quarter of 1997, the Company adopted Financial
Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Earnings per share amounts for all previous periods presented give effect to the application of FAS 128.

Impact of Financial Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.


NOTE 2 - ACQUISITION OF DRILLING COMPANY
----------------------------------------
    On November 20, 1997, the Company acquired Hickman Drilling Company. The selling stockholders of Hickman Drilling Company received, in the aggregate, 1,300,000 shares of common stock valued at $18,850,000 and promissory notes of $5,000,000 to be paid in five equal annual installments commencing January 2, 1999. The acquisition has been accounted for as a purchase and the results of Hickman Drilling Company have been included in the accompanying consolidated financial statements since the date of acquisition. The acquisition is summarized as follows:


                                                                (In thousands)

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
                                                                   =========

NOTE 3 - EARNINGS PER SHARE
---------------------------

      The following data shows the amounts used in computing earnings per share.


                                                    For the Year Ended
                                                     December 31, 1998
                                          --------------------------------------
                                                         WEIGHTED
                                             INCOME       SHARES      PER-SHARE
                                          (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                          -----------   -----------   ----------

      Basic earnings per common
        share                             $ 2,246,000    25,544,000   $    0.09
                                                                      ==========
      Effect of dilutive
        stock options                           -           340,000
                                          -----------   -----------
      Diluted earnings per common
        share                             $ 2,246,000    25,884,000   $    0.09
                                          ===========   ===========   ==========


                                                    For the Year Ended
                                                     December 31, 1997
                                          -------------------------------------
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
                                          ===========    ===========  ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price on common shares for the years ended December 31,:

                                          1998         1997         1996
                                      -----------   ----------   ----------
       Options                           191,000        2,500      161,500
                                      ===========   ==========   ==========
       Average exercise price         $     8.60    $   11.32    $    8.60
                                      ===========   ==========   ==========


NOTE 4 - WARRANTS
-----------------

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

NOTE 5 - OTHER LONG-TERM LIABILITIES
------------------------------------

     Other long-term liabilities consisted of the following as of December 31, 1998 and 1997:

                                                  1998        1997
                                               ---------   ---------
                                                   (In thousands)

      Natural gas purchaser prepayment         $  1,759    $  2,206
      Separation benefit plan                     1,012         -
      Rig acquisition                               331         800
                                               ---------   ---------
                                                  3,102       3,006
      Less current portion                          801         727
                                               ---------   ---------
                                               $  2,301    $  2,279
                                               =========   =========

     In March 1988, the Company entered into a settlement agreement with a natural gas purchaser. During early 1991, the Company and the natural gas purchaser superseded the original agreement with a new settlement agreement effective retroactively to January 1, 1991. Under these settlement agreements ("Settlement Agreement"), the Company has a prepayment balance of $1.8 million at December 31, 1998 representing proceeds received from the purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners (such owners, collectively with the Company are referred to as the "Committed Interest") for their proportionate share of the prepayments. At December 31, 1997, the Settlement Agreement and the natural gas purchase contracts which were subject to the Settlement Agreement terminated. The December 31, 1997 Prepayment Balance of $2.2 million became payable in equal annual payments over a five year period. The first payment of $441,000 was due and paid on June 1, 1998.

     The Company has other long-term liabilities of $1,343,000, consisting of $331,000 from the December 9, 1997 acquisition of a Mid-Continent U-36-A, 650 horsepower rig plus additional spare rig equipment and $1,012,000 from the liability accrued for the Company's Separation Benefit Plan. The debt for rig equipment is payable over a maximum of three years from the closing date of the acquisition.

NOTE 6 - LONG-TERM DEBT
------------------------

     Long-term debt consisted of the following as of December 31, 1998 and 1997:

                                                       1998           1997
                                                    ---------      ---------
                                                          (In thousands)
       Revolving credit and term loan,
         with interest at December 31,
         1998 and 1997 of 6.3 percent
         and 7.3 percent, respectively              $ 68,900       $ 49,100
       Notes payable for Hickman
         Drilling Company acquisition
         with interest at December 31,
         1998 and 1997 of 7.8 percent
         and 8.5 percent, respectively                 5,000          5,000
                                                    ---------      ---------
                                                      73,900         54,100
       Less current portion                            1,000            -
                                                    ---------      ---------
           Total long-term debt                     $ 72,900       $ 54,100
                                                    =========      =========

     At December 31, 1998, the Company's loan agreement ("Loan Agreement") provided for a total loan commitment of $100 million consisting of a revolving credit facility through May 1, 2002 and a term loan thereafter, maturing on May 1, 2005. Borrowings under the Loan Agreement are limited to a borrowing value which as of December 31, 1998 was $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redetermination calculated as the sum of a percentage of the discounted future value of the Company's oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of the Company's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. Any declines in commodity prices would adversely impact the determination of the borrowing value.

     Borrowings under the revolving credit facility bear interest at the Chase Manhattan Bank, N.A. prime rate ("Prime Rate") or the London Interbank Offered Rates ("Libor Rate") plus .75 to 1.25 percent depending on the level of debt as a percentage of the total borrowing base. Subsequent to May 1, 2002, borrowings under the Loan Agreement bear interest at the Prime Rate plus .25 percent or the Libor rate plus 1.0 to
1.5 percent depending on the level of debt as a percentage of the total borrowing base.

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

     The Company paid an origination fee of $85,000 at inception of the Loan Agreement and a facility fee of 3/8 of one percent is charged for any unused portion of the borrowing value. Virtually all of the Company's drilling rigs are collateral for such indebtedness and the balance of the Company's assets are subject to a negative pledge.

     The Loan Agreement includes prohibitions against (i) the payment of dividends (other than stock dividends) during any fiscal year in excess of 25 percent of the consolidated net income of the Company during the preceding fiscal year, and only if working capital provided from operations during said year is equal to or greater than 175 percent of current maturities of long-term debt at the end of such year, (ii) the incurrence by the Company or any of its subsidiaries of additional debt with certain very limited exceptions and (iii) the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any property of the Company or any of its subsidiaries, except in favor of its banks. The Loan Agreement also requires that the Company maintain consolidated net worth of at least $75 million, a current ratio of not less than 1 to 1, a ratio of long-term debt, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1.2 to 1 and a ratio of total liabilities, as defined in the Loan Agreement, to consolidated tangible net worth not greater than 1.65 to 1. In addition, working capital provided by operations, as defined in the Loan Agreement, cannot be less than $18 million in any year.

     In November 1997, the Company completed its acquisition of Hickman Drilling Company. In association with this acquisition, the Company issued an aggregate of $5.0 million in promissory notes payable in five equal annual installments commencing January 2, 1999, with interest at the Prime Rate.

     Estimated annual principal payments under the terms of all long-term liabilities and debt from 1999 through 2003 are $1,801,000, $1,484,000, $1,440,000, $14,837,000 and $23,967,000. Based on the borrowing rates currently available to the Company for debt with similar terms and maturities, long-term debt at December 31, 1998 approximates its fair value.

NOTE 7 - INCOME TAXES
---------------------

     A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income to the Company's effective income tax expense is as follows:

                                              1998        1997        1996
                                            --------    --------    --------
                                                     (In thousands)
  Income tax expense computed by
    applying the statutory rate             $ 1,271     $ 6,073     $ 4,545
  State income tax, net of federal              150         733         499
  Goodwill and other                             72         (69)        (10)
                                            --------    --------    --------
      Income tax expense (benefit)          $ 1,493     $ 6,737     $ 5,034
                                            ========    ========    ========

     Deferred tax assets and liabilities are comprised of the following at December 31, 1998 and 1997:

                                                          1998        1997
                                                       ---------   ---------
                                                           (In thousands)
  Deferred tax assets:
       Allowance for losses                            $  1,680    $  1,348
       Net operating loss carryforwards                  12,541      15,819
       Statutory depletion carryforward                   2,260       2,260
       Investment tax credit carryforward                   530       1,552
       Alternative minimum tax credit
         carryforward                                       431         167
                                                       ---------   ---------
           Gross deferred tax assets                     17,442      21,146

       Valuation allowance                                 (530)     (1,552)
       Deferred tax liability-
         Depreciation, depletion and amortization       (35,495)    (37,154)
                                                       ---------   ---------
           Net deferred tax liability                  $(18,583)   $(17,560)
                                                       =========   =========

     The deferred tax asset valuation allowance reflects that the investment tax credit carryforwards may not be utilized before the expiration dates due in part to the effects of anticipated future exploratory and development drilling costs. The reduction in the valuation allowance was the result of the expiration of investment tax credit carryforwards in 1998.

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

     At December 31, 1998, the Company has net operating loss carryforwards for regular tax purposes of approximately $33,003,000 and net operating loss carryforwards for alternative minimum tax purposes of approximately $19,953,000 which expire in various amounts from 2000 to 2011. The Company has investment tax credit carryforwards of approximately $530,000 which expire from 1999 to 2000. In addition, a statutory depletion carryforward of approximately $5,948,000, which may be carried forward indefinitely, is available to reduce future taxable income, subject to statutory limitations.

NOTE 8 - EMPLOYEE BENEFIT AND COMPENSATION PLANS
------------------------------------------------

     In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan ("the Plan") whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, the Company's shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions.
No shares were issued under the Plan in 1998, 1997 or 1996.

     On December 22, 1998, the Board of Directors approved a stock bonus of 87,376 shares of common stock to be issued on January 4, 1999 for payment of the Company's year end bonuses.

     The Company also has a Stock Option Plan which provides for the granting of options for up to 1,500,000 shares of common stock to officers and employees. The plan permits the issuance of qualified or nonqualified stock options. Options granted become exercisable at the rate of 20 percent per year one year after being granted and expire after ten years from the original grant date. The exercise price for options granted to date was based on the fair market value on the date of the grant.

     Activity pertaining to the Stock Option Plan is as follows:


                                                   WEIGHTED
                                    NUMBER         AVERAGE
                                      OF           EXERCISE
                                    SHARES          PRICE
                                  ---------        --------

     Outstanding at
       January 1, 1996             865,600         $  2.23
          Granted                  149,500            8.75
          Exercised               (371,200)           1.59
          Canceled                  (7,100)           2.92
                                  ---------        --------
     Outstanding at
       December 31, 1996           636,800            4.13
          Granted                   24,000            9.00
          Exercised                (56,440)           2.71
          Canceled                 (30,200)           7.89
                                  ---------        --------
     Outstanding at
       December 31, 1997           574,160            4.28
          Granted                  226,000            3.96
          Exercised                (21,300)           2.71
          Canceled                 (10,500)           7.05
                                  ---------        --------
     Outstanding at
       December 31, 1998           768,360         $  4.19
                                  =========        ========


                                   OUTSTANDING OPTIONS
                         --------------------------------------
                                        WEIGHTED       WEIGHTED
                         NUMBER         AVERAGE        AVERAGE
       EXERCISE            OF           REMAINING      EXERCISE
        PRICES           SHARES     CONTRACTUAL LIFE    PRICE
     ----------------------------------------------------------
     $ 2.37 - $ 4.00     614,860        5.7  years       $3.07
     $ 7.25 - $11.32     153,500        8.1  years       $8.67


                                          EXERCISABLE OPTIONS
                                        -----------------------
                                                       WEIGHTED
                                            NUMBER     AVERAGE
                         EXERCISE             OF       EXERCISE
                          PRICES            SHARES      PRICE
                      -----------------------------------------
                      $ 2.37 - $ 4.00      374,660      $2.68
                      $ 8.00 - $11.32       52,000      $8.76

     Options for 427,000, 383,000 and 375,000 shares were exercisable with weighted average exercise prices of $3.42, $3.01 and $2.64 at December 31, 1998, 1997 and 1996, respectively.

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

     Activity pertaining to the Directors' Plan is as follows:

                                                 WEIGHTED
                                    NUMBER       AVERAGE
                                      OF         EXERCISE
                                    SHARES         PRICE
                                   --------      --------
     Outstanding at
       January 1, 1996              42,500       $  2.96
          Granted                   12,500          6.88
                                   --------      --------
     Outstanding at
       December 31, 1996            55,000          3.85
          Granted                   12,500          8.94
          Exercised                 (7,500)         2.67
                                   --------      --------
     Outstanding at
       December 31, 1997            60,000          5.06
          Granted                   12,500          9.00
                                   --------      --------
     Outstanding at
       December 31, 1998            72,500       $  5.74
                                   ========      ========



                                       OUTSTANDING AND
                                     EXERCISABLE OPTIONS
                           ---------------------------------------

                                          WEIGHTED        WEIGHTED
                            NUMBER        AVERAGE         AVERAGE
           EXERCISE           OF          REMAINING       EXERCISE
            PRICES          SHARES     CONTRACTUAL LIFE    PRICE
        ----------------------------------------------------------
        $ 1.75 - $ 3.75     35,000        4.9 years        $ 3.03
        $ 6.87 - $ 9.00     37,500        8.3 years        $ 8.28

     The Company applies APB Opinion 25 in accounting for its Stock Option Plan and Non-Employee Director's Stock Option Plan. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1998, 1997 and 1996. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:


                                 1998         1997         1996
                               -------      -------      -------
Net Income (In thousands):

     As reported               $ 2,246      $11,124      $ 8,333
                               =======      =======      =======
     Pro forma                 $ 1,933      $10,748      $ 8,244
                               =======      =======      =======
Basic Earnings per Share:

     As reported               $   .09      $   .46      $   .37
                               =======      =======      =======

     Pro forma                 $   .08      $   .44      $   .37
                               =======      =======      =======
Diluted Earnings per Share:

     As reported               $   .09      $   .45      $   .36
                               =======      =======      =======

     Pro forma                 $   .07      $   .43      $   .36
                               =======      =======      =======

     The fair value of each option granted is estimated using the Black-Scholes model. The Company's stock volatility was 0.53, 0.52 and 0.51 in 1998, 1997 and 1996, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 4.95, 5.80 and 6.55 percent in 1998, 1997 and 1996, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees. The aggregate fair value of options granted during 1998, 1997 and 1996 under the Stock Option Plan were $527,000, $136,000 and $753,000, respectively, and under the Non-Employee Stock Option Plan were $71,000, $74,000 and $56,000, respectively.

     Under the Company's 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Each employee's contribution, up to a specified maximum, may be matched by the Company in full or on a partial basis. The Company made discretionary contributions under the plan of 46,892, 23,892 and 44,686 shares of common stock and recognized expense of $536,000, $329,000 and $268,000 in 1998, 1997 and
1996, respectively.

     The Company provides a salary deferral plan ("Deferral Plan") which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy the Company's obligation under the Deferral Plan at December 31, 1998 and 1997 totaled $1,035,000 and $752,000, respectively. The Company recognizes payroll expense and records a liability at the time of deferral.

     Effective January 1, 1997, the Company adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with the Company is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 week's salary for every whole year of service completed with the Company up to a maximum of 104 weeks. Benefits received under the Separation Plan will be reduced by the amount of any other benefits received from other disability or severance plans which may be in effect during the payment period. To receive payments the recipient must waive any claims against the Company in exchange for receiving the separation benefits. On October 28, 1997, the Company adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of the Company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. The Company recognized expense of $577,000 and $466,000 in 1998 and 1997, respectively, for benefits associated with anticipated payments from both separation plans.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

     The Company formed private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 1998, with a subsidiary of the Company serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with the Company in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with the Company in most drilling operations and most producing property acquisitions commenced by the Company for its own account during the period from the formation of the Partnership through December 31 of each year.

     Amounts received in the years ended December 31 from both public and private Partnerships for which the Company is a general partner are as follows:

                                                 1998       1997       1996
                                               --------   --------   --------
                                                       (In thousands)

      Contract drilling                        $    180   $    135   $     37
      Well supervision and other fees          $    415   $    384   $    349
      General and administrative
        expense reimbursement                  $    133   $    119   $    105

     Related party transactions for contract drilling and well supervision fees are the related party's share of such costs. These costs are billed to related parties on the same basis as billings to unrelated parties for such services. General and administrative reimbursements are both direct general and administrative expense incurred on the related party's behalf and indirect expenses allocated to the related parties. Such allocations are based on the related party's level of activity and are considered by management to be reasonable.

     A subsidiary of the Company paid the Partnerships, for which the Company or a subsidiary is the general partner, $21,000, $32,000 and $31,000 during the years ended December 31, 1998, 1997 and 1996, respectively, for purchases of natural gas production.

     During 1997 and 1996 a bank owned by one of the Company's former Directors was a participant in the Company's Loan Agreement. The bank's pro rata share of the Company's line of credit was limited to an amount not to exceed $1.5 million.


NOTE 10 - SHAREHOLDER RIGHTS PLAN
--------------------------------

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company leases office space under the terms of operating leases expiring through January 31, 2002. Future minimum rental payments under the terms of the leases are approximately $372,000, $104,000, $73,000 and $7,000 in 1999, 2000, 2001 and 2002, respectively. No minimum rental payments are due in 2003. Total rent expense incurred by the Company was $412,000, $373,000 and $323,000 in 1998, 1997 and 1996, respectively.

     The Company had letters of credit supported by its Loan Agreement totaling $210,000 at December 31, 1998.

     The Company as a 40 percent owner in a corporation which provides gas gathering services, guarantees certain indebtedness of that corporation up to a maximum of $2 million (approximately $950,000 at December 31, 1998). The guarantee extends for a period ending on June 21, 2001.

     The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that the Company repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. The Company made repurchases of $15,000 and $30,000 in 1998 and 1996, respectively, for such limited partners' interests and did not make any such repurchases in 1997.

     The Company is a party to various legal proceedings arising in the ordinary course of its business none of which, in the Company's opinion, will result in judgements which would have a material adverse effect on the Company.

NOTE 12 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant.

                                          1998       1997      1996
                                       ---------  ---------  ---------
                                               (In thousands)

Revenues:
    Contract drilling                  $ 53,528   $ 46,199   $ 28,819
    Oil and natural gas                  39,703     45,581     43,013
    Other                                   106         84        238
                                       ---------  ---------  ---------
         Total revenues                $ 93,337   $ 91,864   $ 72,070
                                       =========  =========  =========

Operating Income (1):
    Contract drilling                  $  4,033   $  5,564   $  1,616
    Oil and natural gas                   9,306     19,755     18,797
                                       ---------  ---------  ---------
         Total operating income          13,339     25,319     20,413

    General and administrative           (4,891)    (4,621)    (4,122)
      Expense
    Interest expense                     (4,815)    (2,921)    (3,162)
    Other income (expense)- net             106         84        238
                                       ---------  ---------  ---------
         Income before income taxes    $  3,739   $ 17,861   $ 13,367
                                       =========  =========  =========

                                          1998       1997       1996
                                       ---------  ---------  ---------
                                               (In thousands)

Identifiable Assets (2):
    Contract drilling                  $ 69,147   $ 66,188   $ 24,500
    Oil and natural gas                 150,718    132,332    110,207
                                       ---------  ---------  ---------
         Total identifiable assets      219,865    198,520    134,707

    Corporate assets                      3,199      3,977      3,286
                                       ---------  ---------  ---------
         Total assets                  $223,064   $202,497   $137,993
                                       =========  =========  =========

Capital Expenditures:
    Contract drilling                  $ 11,485   $ 35,193   $  9,910
    Oil and natural gas                  38,409     33,525     25,644
    Other                                   216      1,464        989
                                       ---------  ---------  ---------
         Total capital expenditures    $ 50,110   $ 70,182   $ 36,543
                                       =========  =========  =========

Depreciation, Depletion and
  Amortization:
    Contract drilling                  $  5,766   $  4,216   $  2,944
    Oil and natural gas                  16,069     12,625     10,807
    Other                                   351        358        328
                                       ---------  ---------  ---------
         Total depreciation,
           depletion and amortization  $ 22,186   $ 17,199   $ 14,079
                                       =========  =========  =========



(1) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2) Identifiable assets are those used in the Company's operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.

NOTE 13 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------

     Summarized quarterly financial information for 1998 and 1997 is as follows:
                                         Three Months Ended
                          ------------------------------------------------
                           MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                          ---------   ---------   ---------   ------------
                              (In thousands except per share amounts)
Year ended December 31, 1998:

    Revenues              $ 24,249    $ 26,054    $ 23,627      $ 19,407
                          =========   =========   =========     =========

    Gross profit(1)       $  3,471    $  4,450    $  3,537      $  1,881
                          =========   =========   =========     =========
    Income before
      income taxes        $  1,163    $  2,053    $  1,136      $   (613)
                          =========   =========   =========     =========

    Net Income            $    725    $  1,235    $    654      $   (368)
                          =========   =========   =========     =========

    Earnings per common share:

        Basic (2)         $    .03    $    .05    $    .03      $   (.01)
                          =========   =========   =========     =========

        Diluted (2)       $    .03    $    .05    $    .03      $   (.01)
                          =========   =========   =========     =========

Year ended December 31, 1997:

     Revenues             $ 24,322    $ 19,806    $ 21,585      $ 26,151
                          =========   =========   =========     =========

     Gross profit(1)      $  7,970    $  4,161    $  5,227      $  7,961
                          =========   =========   =========     =========
     Income before
       income taxes       $  6,219    $  2,299    $  3,409      $  5,934
                          =========   =========   =========     =========

     Net Income           $  3,874    $  1,432    $  2,121      $  3,697
                          =========   =========   =========     =========

     Earnings per common share:

         Basic            $    .16    $    .06    $    .09      $    .15
                          =========   =========   =========     =========

         Diluted (2)      $    .16    $    .06    $    .09      $    .15
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


NOTE 14 - OIL AND NATURAL GAS INFORMATION (UNAUDITED)
-----------------------------------------------------

     The capitalized costs at year end and costs incurred during the year were as follows:
                                                 USA        CANADA       TOTAL
                                              ----------   --------   ----------
                                                        (In thousands)
1998:
  Capitalized costs:
       Proved properties                      $ 261,299    $   480    $ 261,779
       Unproved properties                        9,900        281       10,181
                                              ----------   --------   ----------
                                                271,199        761      271,960
       Less accumulated depreciation,
         depletion, amortization
         and impairment                        (130,894)      (412)    (131,306)
                                              ----------   --------   ----------
           Net capitalized costs              $ 140,305    $   349    $ 140,654
                                              ==========   ========   ==========
  Cost incurred:
       Unproved properties                    $   4,297    $   203    $   4,500
       Producing properties                       9,026        -          9,026
       Exploration                                2,270        -          2,270
       Development                               22,613        -         22,613
                                              ----------   --------   ----------
           Total costs incurred               $  38,206    $   203    $  38,409
                                              ==========   ========   ==========
1997:
  Capitalized costs:
       Proved properties                      $ 225,166    $   480    $ 225,646
       Unproved properties                        7,935         78        8,013
                                              ----------   --------   ----------
                                                233,101        558      233,659
       Accumulated depreciation,
         depletion, amortization
         and impairment                        (115,000)      (405)    (115,405)
                                              ----------   --------   ----------
           Net capitalized costs              $ 118,101    $   153    $ 118,254
                                              ==========   ========   ==========
  Cost incurred:
       Unproved properties                    $   3,540    $    78    $   3,618
       Producing properties                       1,518        -          1,518
       Exploration                                1,785        -          1,785
       Development                               26,604        -         26,604
                                              ----------   --------   ----------
           Total costs incurred               $  33,447    $    78    $  33,525
                                              ==========   ========   ==========

                                                  USA       CANADA       TOTAL
                                              ----------  ---------   ----------
                                                        (In thousands)
1996:
  Capitalized costs:
       Proved properties                      $ 195,528   $    480    $ 196,008
       Unproved properties                        4,602        -          4,602
                                              ----------  ---------   ----------
                                                200,130        480      200,610
       Less accumulated depreciation,
         depletion, amortization
         and impairment                        (102,463)      (389)    (102,852)
                                              ----------  ---------   ----------
           Net capitalized costs              $  97,667   $     91    $  97,758
                                              ==========  =========   ==========
  Cost incurred:
       Unproved properties                    $   1,640   $    -      $   1,640
       Producing properties                       2,338        -          2,338
       Exploration                                1,501        -          1,501
       Development                               20,150         15       20,165
                                              ----------  ---------   ----------
           Total costs incurred               $  25,629   $     15    $  25,644
                                              ==========  =========   ==========

     The results of operations for producing activities are provided below.

                                                USA       CANADA      TOTAL
                                             ---------   --------   ---------
                                                      (In thousands)
   1998:
     Revenues                                $ 36,861    $    55    $ 36,916
     Production costs                         (11,572)       (20)    (11,592)
     Depreciation, depletion
       and amortization                       (15,893)        (8)    (15,901)
                                             ---------   --------   ---------
                                                9,396         27       9,423
     Income tax expense                        (3,752)        (9)     (3,761)
                                             ---------   --------   ---------
     Results of operations for producing
       activities (excluding corporate
       overhead and financing costs)         $  5,644    $    18    $  5,662
                                             =========   ========   =========
   1997:
     Revenues                                $ 42,830    $    69    $ 42,899
     Production costs                         (10,678)       (24)    (10,702)
     Depreciation, depletion
       and amortization                       (12,537)       (16)    (12,553)
                                             ---------   --------   ---------
                                               19,615         29      19,644
     Income tax expense                        (7,394)       (17)     (7,411)
                                             ---------   --------   ---------
     Results of operations for producing
       activities (excluding corporate
       overhead and financing costs)         $ 12,221    $    12    $ 12,233
                                             =========   ========   =========
   1996:
     Revenues                                $ 40,432    $    60    $ 40,492
     Production costs                         (11,195)       (14)    (11,209)
     Depreciation, depletion
       and amortization                       (10,723)       (11)    (10,734)
                                             ---------   --------   ---------
                                               18,514         35      18,549
     Income tax expense                        (6,986)       (15)     (7,001)
                                             ---------   --------   ---------
     Results of operations for producing
       activities (excluding corporate
       overhead and financing costs)         $ 11,528    $    20    $ 11,548
                                             =========   ========   =========

     Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows:

                                    USA             CANADA           TOTAL
                              ---------------- --------------- ----------------
                                      NATURAL          NATURAL         NATURAL
                                OIL     GAS      OIL     GAS     OIL     GAS
                                BBLS    MCF      BBLS    MCF     BBLS    MCF
                              ------- -------- ------- ------- ------- --------
                                                (In thousands)
1998:
  Proved developed and
    undeveloped reserves:
      Beginning of year        4,131  144,661      -      723   4,131  145,384
      Revision of previous
        estimates             (1,142)  (5,207)     -     (162) (1,142)  (5,369)
      Extensions, discoveries
        and other additions      445   31,460      -       -      445   31,460
      Purchases of minerals
        in place                 257    6,840      -       -      257    6,840
      Sales of minerals in
        place                     (3)    (532)     -       -       (3)    (532)
      Production                (443) (16,427)     -      (38)   (443) (16,465)
                              ------- --------   -----   ----- ------- --------
      End of Year              3,245  160,795      -      523   3,245  161,318
                              ======= ========   =====   ===== ======= ========
Proved developed reserves:
      Beginning of year        3,406  115,071      -      295   3,406  115,366
      End of year              2,365  119,415      -      421   2,365  119,836

1997:
  Proved developed and
    undeveloped reserves:
      Beginning of year        5,204  128,408      -      753   5,204  129,161
      Revision of previous
        estimates               (927) (12,780)     -       44    (927) (12,736)
      Extensions, discoveries
        and other additions      399   41,108      -       -      399   41,108
      Purchases of minerals
        in place                   6    2,618      -       -        6    2,618
      Sales of minerals in
        place                    (58)    (951)     -       -      (58)    (951)
      Production                (493) (13,742)     -      (74)   (493) (13,816)
                              ------- --------   -----   ----- ------- --------
      End of Year              4,131  144,661      -      723   4,131  145,384
                              ======= ========   =====   ===== ======= ========
  Proved developed reserves:
      Beginning of year        4,509  107,536      -      326   4,509  107,862
      End of year              3,406  115,071      -      295   3,406  115,366

                                     USA            CANADA          TOTAL
                              ---------------- --------------- ----------------
                                      NATURAL          NATURAL         NATURAL
                                OIL     GAS      OIL     GAS     OIL     GAS
                                BBLS    MCF      BBLS    MCF     BBLS    MCF
                              ------- -------- ------- ------- ------- --------
                                               (In thousands)
1996:
   Proved developed and
     undeveloped reserves:
       Beginning of year       5,428  107,950      -      778   5,428  108,728
       Revision of previous
         estimates              (387)  (3,822)     -       26    (387)  (3,796)
       Extensions, discoveries
         and other additions     718   34,625      -       -      718   34,625
       Purchases of minerals
         in place                 67    3,036      -       -       67    3,036
       Sales of minerals
         in place                (43)    (407)     -       -      (43)    (407)
       Production               (579) (12,974)     -      (51)   (579) (13,025)
                              ------- --------  -----    ----- ------- --------
       End of Year             5,204  128,408      -      753   5,204  129,161
                              ======= ========  =====    ===== ======= ========
   Proved developed reserves:
       Beginning of year       4,697   94,975      -      350   4,697   95,325
       End of year             4,509  107,536      -      326   4,509  107,862


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

     The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows:

                                                USA      CANADA     TOTAL
                                            ----------  --------  ----------
                                                     (In thousands)
   1998:
     Future cash flows                      $ 388,887   $ 1,089   $ 389,976
     Future production and
       development costs                     (154,843)     (271)   (155,114)
     Future income tax expenses               (47,305)     (160)    (47,465)
                                            ----------  --------  ----------
     Future net cash flows                    186,739       658     187,397
     10% annual discount for
       estimated timing of cash flows         (62,770)     (259)    (63,029)
                                            ----------  --------  ----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves             $ 123,969   $   399   $ 124,368
                                            ==========  ========  ==========

   1997:
     Future cash flows                      $ 427,292   $ 1,684   $ 428,976
     Future production and
       development costs                     (153,220)     (312)   (153,532)
     Future income tax expenses               (63,868)     (794)    (64,662)
                                            ----------  --------  ----------
     Future net cash flows                    210,204       578     210,782
     10% annual discount for
       estimated timing of cash flows         (71,768)     (187)    (71,955)
                                            ----------  --------  ----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves             $ 138,436   $   391   $ 138,827
                                            ==========  ========  ==========

                                                USA      CANADA      TOTAL
                                            ----------  --------  ----------
                                                     (In thousands)
   1996:
     Future cash flows                      $ 626,945   $ 2,735   $ 629,680
     Future production and
       development costs                     (171,749)     (339)   (172,088)
     Future income tax expenses              (125,540)   (1,422)   (126,962)
                                            ----------  --------  ----------
     Future net cash flows                    329,656       974     330,630
     10% annual discount for
       estimated timing of cash flows        (129,610)     (368)   (129,978)
                                            ----------  --------  ----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves             $ 200,046   $   606   $ 200,652
                                            ==========  ========  ==========

     The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:
                                               USA       Canada      Total
                                           ----------   --------   ----------
                                                     (In thousands)
1998:
  Sales and transfers of oil and
    natural gas produced,
    net of production costs                $ (25,289)   $   (35)   $ (25,324)
  Net changes in prices and
    production costs                         (35,654)      (186)     (35,840)
  Revisions in quantity estimates
    and changes in production timing         (17,020)      (335)     (17,355)
  Extensions, discoveries and improved
    recovery, less related costs              24,256         -        24,256
  Purchases of minerals in place               6,062         -         6,062
  Sales of minerals in place                    (603)        -          (603)
  Accretion of discount                       16,719         91       16,810
  Net change in income taxes                  16,083        486       16,569
  Other - net                                    979        (13)         966
                                           ----------   --------   ----------
  Net change                                 (14,467)         8      (14,459)
  Beginning of year                          138,436        391      138,827
                                           ----------   --------   ----------
  End of year                              $ 123,969    $   399    $ 124,368
                                           ==========   ========   ==========
1997:
  Sales and transfers of oil and
    natural gas produced,
    net of production costs                $ (32,152)   $   (45)   $ (32,197)
  Net changes in prices and
    production costs                        (111,745)      (651)    (112,396)
  Revisions in quantity estimates
    and changes in production timing         (19,377)        47      (19,330)
  Extensions, discoveries and improved
    recovery, less related costs              46,787         -        46,787
  Purchases of minerals in place               2,235         -         2,235
  Sales of minerals in place                  (2,282)        -        (2,282)
  Accretion of discount                       26,227        147       26,374
  Net change in income taxes                  33,473        345       33,818
  Other - net                                 (4,776)       (58)      (4,834)
                                           ----------   --------   ----------
  Net change                                 (61,610)      (215)     (61,825)
  Beginning of year                          200,046        606      200,652
                                           ----------   --------   ----------
  End of year                              $ 138,436    $   391    $ 138,827
                                           ==========   ========   ==========

                                               USA       CANADA      TOTAL
                                           ----------   --------   ----------
                                                     (In thousands)
1996:
  Sales and transfers of oil and
    natural gas produced,
    net of production costs                $ (29,237)   $   (46)   $ (29,283)
  Net changes in prices and
    production costs                          92,541        738       93,279
  Revisions in quantity estimates
    and changes in production timing         (13,390)        58      (13,332)
  Extensions, discoveries and improved
    recovery, less related costs              69,942         -        69,942
  Purchases of minerals in place               5,821         -         5,821
  Sales of minerals in place                    (514)        -          (514)
  Accretion of discount                       12,101         71       12,172
  Net change in income taxes                 (44,039)      (470)     (44,509)
  Other - net                                  3,998        (60)       3,938
                                           ----------   --------   ----------
  Net change                                  97,223        291       97,514
  Beginning of year                          102,823        315      103,138
                                           ----------   --------   ----------
  End of year                              $ 200,046    $   606    $ 200,652
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

     In early 1999, the oil and natural gas industry has experienced a downturn in natural gas prices. The Company's reserves were determined at December 31, 1998 using an oil and natural gas price of $11.10 per barrel and $2.08 per Mcf. During February 1999, the oil and natural gas prices received by the Company were approximately $11.62 and $1.74, respectively. The decreases in natural gas prices would have a significant effect on the SMOG value of the Company's reserves at December 31, 1998 and would result in a provision to reduce the carrying value of oil and natural gas properties of approximately $22 million before taxes.

                      REPORT OF INDEPENDENT ACCOUNTANTS




The Shareholders and Board of Directors
Unit Corporation

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP





Tulsa, Oklahoma
February 23, 1999

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

      None.

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

      The table below and accompanying footnotes set forth certain infor-mation concerning each executive officer of the Company. Unless otherwise indicated, each has served in the positions set forth for more than five years. Executive officers are elected for a term of one year. There are no family relationships between any of the persons named.

     NAME                 AGE                        POSITION
----------------          ---       ----------------------------------------

King P. Kirchner          71        Chairman of the Board, Chief Executive
                                    Officer and Director

John G. Nikkel            64        President, Chief Operating Officer and
                                    Director

Earle Lamborn             64        Senior Vice President, Drilling and
                                    Director

Philip M. Keeley          57        Senior Vice President, Exploration and
                                    Production

Larry D. Pinkston         44        Vice President, Treasurer and Chief
                                    Financial Officer

Mark E. Schell            41        General Counsel and Secretary
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

      The balance of the information required in this Item 10 is incorpo-rated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders.

Item 11.   Executive Compensation
---------------------------------

      Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders.

Item 13.   Certain Relationships and Related Transactions
--------------------------------------------------------

      Information required by this item is incorporated by reference from the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting of stockholders.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)  Financial Statements, Schedules and Exhibits:

1. Financial Statements:
------------------------
     Included in Part II of this report:
          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December
            31, 1998, 1997 and 1996
          Consolidated Statements of Changes in Shareholders' Equity for the
            years ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the years ended December
            31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements
          Report of Independent Accountants

2. Financial Statement Schedules:
---------------------------------
     Included in Part IV of this report for the years ended December 31, 1998,
       1997 and 1996:
          Schedule II - Valuation and Qualifying Accounts and Reserves

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     The exhibit numbers in the following list correspond to the numbers assigned such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

3. Exhibits:
   ---------
     2 Certificate of Ownership and Merger of the Company and Unit Drilling Co., dated February 22, 1979 (filed as an Exhibit to the Company's Registration Statement No. 2-63702, which is incorporated herein by reference).

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

    10.1.23 Loan Agreement dated April 30, 1998 (filed as an Exhibit to the Company's Quarterly Report under cover of Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).

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

    10.2.33 Unit 1998 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to the Company's Annual Report under the cover of Form 10-K for the year ended December 31, 1997).

    10.2.34 Unit 1999 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herewith).

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

     (b)  Reports on Form 8-K:

               No reports under Form 8-K were filed during the quarter ended December 31, 1998.

                                Schedule II

                     UNIT CORPORATION AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

                                           Additions                 Balance
                               Balance at  charged to   Deductions      at
                               beginning    costs &       & net       end of
  Description                  of period    expenses    write-offs    period
  -----------                  ---------    --------    ---------    --------
                                                (In thousands)
  Year ended
    December 31, 1998           $   354     $    -       $    80     $   274
                                ========    ========     ========    ========
  Year ended
    December 31, 1997           $   104     $   250      $    -      $   354
                                ========    ========     ========    ========
  Year ended
    December 31, 1996           $   116     $    -       $    12     $   104
                                ========    ========     ========    ========


Deferred Tax Asset Valuation Allowance:

                                                                   Balance
                               Balance at                             at
                               beginning                            end of
  Description                  of period   Additions   Deductions   period
  -----------                  ---------   --------    ---------   --------
                                               (In thousands)
  Year ended
    December 31, 1998           $ 1,552    $    -       $ 1,022    $   530
                                ========   ========     ========   ========
  Year ended
    December 31, 1997           $ 3,530    $    -       $ 1,978    $ 1,552
                                ========   ========     ========   ========
  Year ended
    December 31, 1996           $ 3,530    $    -       $    -     $ 3,530
                                ========   ========     ========   ========

                                SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIT CORPORATION
DATE:   March 17, 1999         By:  /s/ John G. Nikkel
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

     /s/  Don Cook
-------------------------------     Director
     DON COOK

     /s/  William B. Morgan
-------------------------------     Director
     WILLIAM B. MORGAN

     /s/  John S. Zink
-------------------------------     Director
     JOHN S. ZINK

     /s/ John H. Williams
-------------------------------     Director
     JOHN H. WILLIAMS

                               EXHIBIT INDEX
                          -----------------------
   Exhibit
     No.                    Description                           Page
   ------   -----------------------------------------------       -----


   10.2.34  Unit 1999 Employee Oil and Gas Limited
            Partnership Agreement of Limited Partnership.

   21       Subsidiaries of the Registrant.

   23       Consent of Independent Accountants.

   27       Financial Data Schedules.