Form 10-K/A
period 1998-12-31
UNIT CORP
filed 1999-04-14
CIK 798949

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

            Aggregate Market Value of the Voting Stock Held By
              Non-affiliates on March 17, 1999 - $126,404,250

                     Number of Shares of Common Stock
                Outstanding on March 17, 1999 - 25,628,341

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

DATE:   April 14, 1999         By:  /s/ Larry D. Pinkston
        --------------              ---------------------------
                                    LARRY D. PINKSTON
                                    Vice President and Chief Financial
                                    Officer and Treasurer