Form 10-Q
period 1999-03-31
UNIT CORP
filed 1999-04-29
CIK 798949

                            Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999
                                OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                25,736,660
                  Class                  Outstanding at April 27, 1999

                          UNIT CORPORATION

                               INDEX


                                                                      Page
PART I.  Financial Information:                                      Number

           Item 1 - Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets
                  March 31, 1999 and December 31, 1998                  2

                Consolidated Condensed Statements of Operations
                  Three Months Ended March 31, 1999 and 1998            3

                Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998            4

                Notes to Consolidated Condensed Financial Statements    5

                Report of Review by Independent Accountants             8

           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               9

PART II. Other Information:

           Item 1 - Legal Proceedings                                  14

           Item 2 - Changes in Securities and Use of Proceeds          14

           Item 3 - Defaults Upon Senior Securities                    14

           Item 4 - Submission of Matters to a Vote of
                      Security Holders                                 14

           Item 5 - Other Information                                  14

           Item 6 - Exhibits and Reports on Form 8-K                   14


Signatures                                                             15

                  PART I.  FINANCIAL INFORMATION
Item 1.                 Financial Statements
                 UNIT CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   March 31,  December 31,
                                                      1999        1998
ASSETS                                             ----------  ----------
------                                             (Unaudited)
Current Assets:                                        (In thousands)
    Cash and cash equivalents                      $     423   $     446
    Accounts receivable                               12,675      13,149
    Other                                              5,749       5,948
                                                   ----------  ----------
           Total current assets                       18,847      19,543
                                                   ----------  ----------
Property and Equipment:
    Total cost                                       409,450     405,043
    Less accumulated depreciation, depletion,
      amortization and impairment                    213,425     207,883
                                                   ----------  ----------
           Net property and equipment                196,025     197,160
                                                   ----------  ----------
Other Assets                                           6,301       6,361
                                                   ----------  ----------
Total Assets                                       $ 221,173   $ 223,064
                                                   ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term
      liabilities and debt                         $   1,785   $   1,801
    Accounts payable                                   9,459       8,517
    Accrued liabilities                                6,740       7,672
                                                   ----------  ----------
           Total current liabilities                  17,984      17,990
                                                   ----------  ----------
Long-Term Debt                                        72,100      72,900
                                                   ----------  ----------
Other Long-Term Liabilities                            2,377       2,301
                                                   ----------  ----------
Deferred Income Taxes                                 17,891      18,583
                                                   ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                     -           -
    Common stock $.20 par value, 40,000,000
      shares authorized, 25,734,160 and
      25,563,165 shares issued, respectively           5,147       5,113
    Capital in excess of par value                    82,827      82,187
    Retained earnings                                 22,847      24,121
    Treasury stock, at cost, 0 and
      25,000 shares, respectively                        -          (131)
                                                   ----------  ----------
           Total shareholders' equity                110,821     111,290
                                                   ----------  ----------
Total Liabilities and Shareholders' Equity         $ 221,173   $ 223,064
                                                   ==========  ==========
           The accompanying notes are an intergral part of the consolidated condensed financial statements

                UNIT CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months Ended
                                               March 31,
                                           1999         1998
                                        ----------   ----------
                                       (In thousands except per
                                            share amounts)
Revenues:
    Contract drilling                    $ 11,831    $  14,888
    Oil and natural gas                     7,835        9,351
    Other                                      31           10
                                        ----------   ----------
              Total revenues               19,697       24,249
                                        ----------   ----------
Expenses:
    Contract drilling:
        Operating costs                    10,414       12,487
        Depreciation
          and amortization                  1,362        1,395
    Oil and natural gas:
        Operating costs                     3,231        3,376
        Depreciation, depletion
          and amortization                  4,203        3,510
    General and administrative              1,252        1,235
    Interest                                1,211        1,083
                                        ----------   ----------
              Total expenses               21,673       23,086
                                        ----------   ----------
Income (Loss) Before Income Taxes          (1,976)       1,163
                                        ----------   ----------
Income Tax Expense (Benefit):
    Current                                   (10)          47
    Deferred                                 (692)         391
                                        ----------   ----------
              Total income taxes             (702)         438
                                        ----------   ----------
Net Income (Loss)                       $  (1,274)   $     725
                                        ==========   ==========
Net Income (Loss) Per Common Share:
    Basic                               $    (.05)   $     .03
                                        ==========   ==========
    Diluted                             $    (.05)   $     .03
                                        ==========   ==========










           The accompanying notes are an intergral part of the consolidated condensed financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Three Months Ended
                                                               March 31,
                                                           1999        1998
                                                        ----------  ----------
                                                            (In thousands)
Cash Flows From Operating Activities:
    Net Income (Loss)                                   $  (1,274)  $     725
    Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization            5,644       4,985
        Deferred income tax expense                          (692)        391
        Other-net                                             395         327
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                                   474       4,294
        Accounts payable                                    3,174       4,731
        Other-net                                            (249)     (1,512)
                                                        ----------  ----------
            Net cash provided by
              operating activities                          7,472      13,941
                                                        ----------  ----------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                   (6,710)    (22,928)
    Proceeds from disposition of assets                        72          83
    Other-net                                                  (1)        (99)
                                                        ----------  ----------
            Net cash used in investing activities          (6,639)    (22,944)
                                                        ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit           (800)     10,500
    Net payments of notes payable
      and other long-term debt                                (61)        (11)
    Other-net                                                   5          20
                                                        ----------  ----------
            Net cash provided by (used in)
              financing activities                           (856)     10,509
                                                        ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents          (23)      1,506

Cash and Cash Equivalents, Beginning of Year                  446         458
                                                        ----------  ----------
Cash and Cash Equivalents, End of Period                $     423   $   1,964
                                                        ==========  ==========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the three months ended March 31, for:

        Interest                                        $   1,569   $     896
        Income taxes                                    $       2   $      20


              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the consolidated financial position of Unit Corporation and subsidiaries as of March 31, 1999 and the results of their operations for the three month periods ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. Results for the three months ended March 31, 1999 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings (loss) per share for the Company.

                                 For the Three Months Ended March 31, 1999
                               ---------------------------------------------
                                    LOSS       WEIGHTED SHARES   PER-SHARE
                                 (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                ------------   ---------------   ---------

     Basic loss per common
       share                    $(1,274,000)      25,664,000     $  (0.05)
                                                                 =========
     Effect of dilutive
       stock options                  -                -
                                ------------     ------------
     Diluted loss per common
       share                    $(1,274,000)      25,664,000     $  (0.05)
                                ============     ============    =========

                                 For the Three Months Ended March 31, 1998
                               ---------------------------------------------
                                   INCOME      WEIGHTED SHARES   PER-SHARE
                                 (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                ------------   ---------------   ---------

     Basic earnings per common
       share                    $   725,000       25,547,000     $   0.03
                                                                 =========
     Effect of dilutive
       stock options                 -               292,000
                                ------------     ------------
     Diluted earnings per
       common share             $   725,000       25,839,000     $   0.03
                                ============     ============    =========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended March 31, 1998 because the option exercise prices were greater than the average market price of common shares and for the three months ended March 31, 1999 all options are not dilutive due to the net loss:

                                            1999        1998
                                         ---------   ---------
     Options                              836,060     156,000
                                         =========   =========
     Average exercise price              $   4.31    $   8.79
                                         =========   =========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

NOTE 4 - OIL AND NATURAL GAS PROPERTIES
---------------------------------------

     In early 1999, the oil and natural gas industry experienced a downturn in natural gas prices. Utilizing oil and natural gas prices in effect at March 31, 1999, the Company's calculation of its ceiling with respect to costs capitalized associated with its oil and natural gas properties indicated that a write-down of $18 million before taxes was warranted. Subsequent to March 31, 1999, both oil and natural gas prices have increased to levels which indicate no such impairment, and accordingly, no write-down of the Company's oil and natural gas properties has been reflected in the accompanying statement of operations. Future declines in oil and natural gas prices experienced by the Company could cause the Company in the near term to reduce the carrying value of its oil and natural gas properties.

NOTE 5 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three months ended March 31, 1999 and 1998 is as follows:


                                   Three Months Ended
                                         March 31,
                                     1999        1998
                                  ---------   ---------
                                     (In thousands)
Revenues:
    Contract drilling             $ 11,831    $ 14,888
    Oil and natural gas              7,835       9,351
    Other                               31          10
                                  ---------   ---------
        Total revenues            $ 19,697    $ 24,249
                                  =========   =========

Operating Income (1):
    Contract drilling             $     55    $  1,006
    Oil and natural gas                401       2,465
                                  ---------   ---------
        Total operating income         456       3,471

    General and administrative
      Expense                       (1,252)     (1,235)
    Interest expense                (1,211)     (1,083)
    Other income (expense)- net         31          10
                                  ---------   ---------
        (Loss) income before
          income taxes            $ (1,976)   $  1,163
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

              REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Unit Corporation and subsidiaries at December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and our report dated February 23, 1999 expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet at December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
April 28, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     The Company's bank loan agreement (the "Credit Agreement") provides for a total loan facility of $100 million with a current available borrowing value (the "Loan Value") of $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redetermination calculated as the sum of a percentage of the discounted future value of the Company's oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of the Company's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. The revolving credit facility continues through May 1, 2002 with a three year term loan thereafter. At March 31, 1999 borrowings under the Credit Agreement totaled $69.1 million. The average bank debt interest rate in the first quarter of 1999 was 6.5 percent compared to the average interest rate of 7.8 percent in the first quarter of 1998. A facility fee of .375 of 1 percent is charged for any unused portion of the Loan Value.

     The Company's shareholders' equity at March 31, 1999 was $110.8 million resulting in a ratio of long-term debt-to-equity of .67 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. At March 31, 1999 and December 31, 1998, the Company had working capital of $863,000 and $1.6 million, respectively. Net cash provided by operating activities for the first quarter of 1999 was $7.5 million as compared to $13.9 million for the first quarter of 1998. In the first quarter of 1998, the Company had a significant reduction in its accounts receivable which contributed to 1998's higher net cash provided by operations, while in 1999, lower revenues as a result of lower spot market natural gas and oil prices reduced cash flow.

     During the first three months of 1999, the Company had capital additions of $4.5 million. Approximately 71 percent of the expenditures were for producing property acquisitions and oil and natural gas exploration and development drilling while the remainder was for the Company's contract drilling operations. Due to lower oil and natural gas prices, the Company slowed its development drilling during the first quarter of 1999. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $20 million on its oil and natural gas capital expenditures program in 1999 and approximately $2.5 million on domestic contract drilling capital expenditures. These expenditures are anticipated to be within the constraints of available cash to be provided by operating activities and the Company's existing Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's current Credit Agreement.

     On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement") entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). As part of this acquisition, at March 31, 1999, the Selling Stockholders hold promissory notes in the remaining aggregate principal amount of $4,000,000 . These notes are payable in equal annual installments on January 2, 2000 through January 2, 2003. The notes bear interest at the Chase Prime Rate which at both December 31, 1998 and March 31, 1999 was 7.75 percent.

     Due to a settlement agreement which terminated at December 31, 1997, the Company has a prepayment balance of $1.8 million at March 31, 1999 representing proceeds received from a natural gas purchaser as prepayment for natural gas. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners for their proportionate share of the prepayments. The March 31, 1999 prepayment balance of $1.8 million is payable in equal annual payments from June 1, 1999 to June 1, 2002.

     Both average oil and spot market natural gas prices received during the first three months of 1999 were substantially lower than during the same period in 1998. The average oil price received by the Company during the first three months of 1999 was $11.43 per barrel which was a $3.23 per barrel decrease. Average spot market natural gas prices decreased to $1.53 per Mcf, a $.36 per Mcf decrease. Oil prices within the industry remain largely dependent upon world market developments for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Since natural gas comprises approximately 89 percent of the Company's reserves, the large drop in spot market natural gas prices in the first quarter of 1999 had a significant adverse effect on the value of the Company's reserves and would have caused the Company to reduce the carrying value of its oil and natural gas properties had there not been a significant increase in prices subsequent to the end of the first quarter. Decreases in natural gas prices, if sustained, would adversely effect the Company's cash flow in future quarters and possibly beyond due to reduced oil and natural gas revenues and if continued over an extended period would adversely impact demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual determination of the loan value under the Company's Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves and its drilling rigs. Any such reduction would reduce the amount available to the Company under the Credit Agreement, which in turn, would impact the Company's ability to carry out its capital projects.

     The Company's ability to work its drilling rigs as well as demand for its services at any given time is dependent on a number of factors, including but not limited to, the price of both oil and natural gas, the availability of qualified labor, availability of supporting equipment and the Company's ability to supply the type of equipment required. The drop in oil and natural gas prices received in the first quarter of 1999 was the primary reason for the 19 percent decline in rigs utilized as compared to the first quarter of 1998 and for the 10 percent reduction in daywork dayrates received between the comparative quarters.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 160,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1999 and 1998, 25,000 and 19,863 of the purchased shares, respectively, were used as part of the Company's matching contribution to its 401(K) Employee Thrift Plan. No treasury shares were held by the Company at March 31, 1999 and 1998.

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

     Evaluation of the Company's IT systems began in house during 1997. The Company's IT systems consist mainly of office computers, related computer programs and mangement financial information software. The Company believes nearly all of the Company's hardware is Year 2000 compliant and during the first week in April 1999 converted its related computer programs, software and data base on the AS400 computer system making it Year 2000 compliant. The Company has expended approximately $110,000 and estimates it will expend an additional $20,000 to bring any remaining systems compliant by the end of the second quarter of 1999.

     The Company's non-IT systems consist of office equipment and other systems associated with its oil and natural gas properties and its drilling rigs. The Company began assessing these non-IT systems and the associated cost during the fourth quarter of 1998 and the assessment should be complete by the end of the second quarter of 1999. The cost and replacement of equipment, if any, should be minimal and completed by the end of the second quarter of 1999.

     During the third quarter of 1998, the Company issued questionnaires to its key suppliers and customers to assess their preparation for Year 2000 compliance. The Company received responses from 41 percent of these entities. Approximately 90 percent of the responses indicated that these entities are aware of and are in the process of resolving their Year 2000 issues. During the first quarter of 1999, the Company issued second request questionnaires to those key suppliers and customers who did not respond to the questionnaires issued during the third quarter of 1998. Upon the return of the second request questionnaires from these non-affiliated entities, the Company will review their responses and will begin the process of assessing the preparedness of these entities.

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


SAFE HARBOR STATEMENT
---------------------

     With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties which could canse the actual results of the Company's operations (financial and otherwise) to differ materially from those discussed in this report. Generally, forward looking statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, sources of capital, the utilization rate of its drilling rigs, rates to be received under its drilling contracts, growth of its oil and natural gas reserves, oil and natural gas well production or reserve amounts and the Company's anticipated debt. In addition, much of the Company's Year 2000 disclosure regarding the estimated costs (both internal costs as well as the cost associated with any business disruption caused by third parties non-compliance) are forward looking statements. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------

     The Company reported a net loss of $1,274,000 in the first quarter of 1999 as compared to net income of $725,000 for the first quarter of 1998. Decreases in prices received for natural gas and oil, reduced production of oil between the comparative quarters and lower contract drilling dayrates and rig utilization all contributed to the decrease in net income.

     Oil and natural gas revenues decreased 16 percent in the first quarter of 1999 as compared to the first quarter of 1998. Natural gas production increased 8 percent and oil production decreased 19 percent between the two quarters while average natural gas prices and oil prices received by the Company decreased 19 and 22 percent, respectively. Wells added through the Company's development drilling program and acquisitions in 1998 were primarily responsible for the increase in natural gas production while oil production declined due to the Company's focus on replacing natural gas reserves as opposed to oil reserves over the past several years.

     Oil and natural gas operating margins (revenues less operating costs) were 59 percent in the first quarter of 1999 as compared to 64 percent in the first quarter of 1998. Margins were adversely affected by the declines in average natural gas and oil prices. Total operating costs decreased 4 percent. Depreciation, depletion and amortization ("DD&A") increased 20 percent due to higher natural gas production between the comparative periods and from an increase in the Company's average DD&A rate per equivalent barrel from $4.77 in the first quarter of 1998 to $5.43 in the first quarter of 1999.

     Contract drilling revenues decreased 21 percent due to decreases in the number of rigs utilized and contract dayrates received between the comparative quarters. Rig utilization averaged 20.0 rigs in the first quarter of 1999 as compared to 24.8 rigs in the first quarter of 1998. With a 10 percent decrease in dayrates, contract drilling operating margins (revenues less operating costs) declined to 12 percent in the first three months of 1999 as compared to 16 percent in the first three months of 1998.

     General and administrative expense increased 1 percent in the first quarter of 1999 when compared with the first quarter of 1998. Interest expense increased 12 percent as the average long-term debt outstanding increased 33 percent between the comparative quarters due to development drilling and acquisitions made during 1998. The average interest rate incurred by the Company was 6.5 percent for the first quarter of 1999 compared to 7.9 percent for the first quarter of 1998.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

                      PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

        Not applicable

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

        Not applicable

Item 3. Defaults Upon Senior Securities
---------------------------------------

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        Not applicable

Item 5. Other Information
-------------------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a)   Exhibits:

                  15    Letter re:  Unaudited Interim Financial Information.

                  27    Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNIT CORPORATION

Date:       April 29, 1999             By:    /s/  John G. Nikkel
       ---------------------------            ------------------------
                                              JOHN G. NIKKEL
                                              President, Chief Operating
                                              Officer and Director

Date:       April 29, 1999             By:    /s/  Larry D. Pinkston
       ---------------------------            ------------------------
                                              LARRY D. PINKSTON
                                              Vice President, Chief
                                              Financial Officer
                                              and Treasurer