Form 10-Q
period 1999-06-30
UNIT CORP
filed 1999-08-13
CIK 798949

                                 Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended June 30, 1999
                                     OR

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
                    Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.20 par value                25,745,160
                      Class                  Outstanding at August 10, 1999

                                UNIT CORPORATION

                                     INDEX


                                                                      Page
PART I.   Financial Information:                                     Number

          Item 1 - Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets
                 June 30, 1999 and December 31, 1998                    2

               Consolidated Condensed Statements of Operations
                 Three and Six Months Ended June 30, 1999
                 and 1998                                               3

               Consolidated Condensed Statements of Cash Flows
                 Six Months Ended June 30, 1999 and 1998                4

               Notes to Consolidated Condensed Financial Statements     5

               Report of Review by Independent Accountants              9

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.  Other Information:

          Item 1 - Legal Proceedings                                   16

          Item 2 - Changes in Securities                               16

          Item 3 - Defaults Upon Senior Securities                     16

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                                  16

          Item 5 - Other Information                                   16

          Item 6 - Exhibits and Reports on Form 8-K                    17


Signatures                                                             18

                          PART I. FINANCIAL INFORMATION
Item 1.                       Financial Statements
                        UNIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                   June 30,  December 31,
                                                     1999        1998
ASSETS                                            ----------  ----------
------                                            (Unaudited)
Current Assets:                                       (In thousands)
    Cash and cash equivalents                     $     455   $     446
    Accounts receivable                              12,526      13,149
    Other                                             5,208       5,948
                                                  ----------  ----------
        Total current assets                         18,189      19,543
                                                  ----------  ----------
Property and Equipment:
    Total cost                                      413,977     405,043
    Less accumulated depreciation, depletion,
      amortization and impairment                   218,046     207,883
                                                  ----------  ----------
        Net property and equipment                  195,931     197,160
                                                  ----------  ----------
Other Assets                                          6,305       6,361
                                                  ----------  ----------
Total Assets                                      $ 220,425   $ 223,064
                                                  ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt             $   1,735   $   1,801
    Accounts payable                                  9,044       8,517
    Accrued liabilities                               7,274       7,672
                                                  ----------  ----------
        Total current liabilities                    18,053      17,990
                                                  ----------  ----------
Long-Term Debt                                       72,900      72,900
                                                  ----------  ----------
Other Long-Term Liabilities                           2,069       2,301
                                                  ----------  ----------
Deferred Income Taxes                                17,415      18,583
                                                  ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                    -           -
    Common stock $.20 par value, 40,000,000
      shares authorized, 25,740,160 and
      25,563,165 shares issued, respectively          5,148       5,113
    Capital in excess of par value                   82,867      82,187
    Retained earnings                                21,973      24,121
    Treasury stock, at cost, 0 and
      25,000 shares, respectively                       -          (131)
                                                  ----------  ----------
        Total shareholders' equity                  109,988     111,290
                                                  ----------  ----------
Total Liabilities and Shareholders' Equity        $ 220,425   $ 223,064
                                                  ==========  ==========
              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
                                    (In thousands except per share amounts)
Revenues:
    Contract drilling           $  10,539   $  15,495   $  22,370   $  30,383
    Oil and natural gas             8,601      10,408      16,436      19,759
    Other                             339         151         370         161
                                ----------  ----------  ----------  ----------
            Total revenues         19,479      26,054      39,176      50,303
                                ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs             9,838      12,053      20,252      24,540
        Depreciation
          and amortization          1,449       1,479       2,811       2,874
    Oil and natural gas:
        Operating costs             3,364       3,900       6,595       7,276
        Depreciation, depletion
          and amortization          3,740       4,021       7,943       7,531
    General and administrative      1,222       1,272       2,474       2,507
    Interest                        1,221       1,276       2,432       2,359
                                ----------  ----------  ----------  ----------
            Total expenses         20,834      24,001      42,507      47,087
                                ----------  ----------  ----------  ----------
Income (Loss) Before
  Income Taxes                     (1,355)      2,053      (3,331)      3,216
                                ----------  ----------  ----------  ----------
Income Tax Expense (Benefit):
    Current                            (7)         10         (17)         57
    Deferred                         (474)        808      (1,166)      1,199
                                ----------  ----------  ----------  ----------
            Total income taxes       (481)        818      (1,183)      1,256
                                ----------  ----------  ----------  ----------
Net Income (Loss)               $    (874)  $   1,235   $  (2,148)  $   1,960
                                ==========  ==========  ==========  ==========
Net Income (Loss) Per
  Common Share:
    Basic                       $    (.03)  $     .05   $    (.08)  $     .08
                                ==========  ==========  ==========  ==========
    Diluted                     $    (.03)  $     .05   $    (.08)  $     .08
                                ==========  ==========  ==========  ==========









              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           Six Months Ended
                                                               June 30,
                                                           1999        1998
                                                        ----------  ----------
                                                            (In thousands)
Cash Flows From Operating Activities:
    Net Income (Loss)                                   $  (2,148)  $   1,960
    Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization           10,909      10,569
        Deferred income tax expense                        (1,166)      1,199
        Other-net                                              64         219
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                                   623       5,155
        Accounts payable                                    2,772       3,824
        Other-net                                             517      (1,314)
                                                        ----------  ----------
             Net cash provided by
               operating activities                        11,571      21,612
                                                        ----------  ----------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                  (12,144)    (34,567)
    Proceeds from disposition of assets                       711         463
    Other-net                                                 (66)       (118)
                                                        ----------  ----------
             Net cash used in investing activities        (11,499)    (34,222)
                                                        ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit            -        13,000
    Net payments of notes payable
      and long-term debt                                     (110)       (214)
    Other-net                                                  47         (40)
                                                        ----------  ----------
             Net cash provided by (used in)
               financing activities                           (63)     12,746
                                                        ----------  ----------
Net Increase in Cash and Cash Equivalents                       9         136

Cash and Cash Equivalents, Beginning of Year                  446         458
                                                        ----------  ----------
Cash and Cash Equivalents, End of Period                $     455   $     594
                                                        ==========  ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the six months ended June 30, for:

        Interest                                        $   2,663   $   2,057
        Income taxes                                    $     -     $      20


              The accompanying notes are an integral part of the
                 consolidated condensed financial statements.

                       UNIT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the consolidated financial position of Unit Corporation and subsidiaries as of June 30, 1999 and the results of their operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings (loss) per share for the Company.
                                    For the Three Months Ended June 30, 1999
                                  -------------------------------------------
                                     INCOME      WEIGHTED SHARES    PER-SHARE
                                   (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                  ------------   ----------------  ----------
     Basic loss per
       common share               $  (874,000)      25,738,000     $   (0.03)
                                                                   ==========
     Effect of dilutive
       stock options                    -                -
                                  ------------     ------------
     Diluted loss per
       common share               $  (874,000)      25,738,000     $   (0.03)
                                  ============     ============    ==========

                                    For the Three Months Ended June 30, 1998
                                  -------------------------------------------
                                     INCOME      WEIGHTED SHARES    PER-SHARE
                                   (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                  ------------   ----------------  ----------
     Basic earnings per
       common share               $ 1,235,000       25,546,000     $    0.05
                                                                   ==========
     Effect of dilutive
       stock options                    -              298,000
                                  ------------     ------------
     Diluted earnings per
       common share               $ 1,235,000       25,844,000     $    0.05
                                  ============     ============    ==========

     The following options to purchase shares of common stock have been excluded from the computation of diluted earnings per share for the three months ended June 30, 1999 due to the net loss and for the three months ended June 30, 1998 due to the options exercise prices being greater than the average market price of common shares:
                                            1999         1998
                                         ----------  ----------
     Options                               844,000     171,000
                                         ==========  ==========
     Average exercise price              $    4.36   $    8.80
                                         ==========  ==========

                                    For the Six Months Ended June 30, 1999
                                 -------------------------------------------
                                    INCOME      WEIGHTED SHARES    PER-SHARE
                                  (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                 ------------   ----------------  ----------
     Basic loss per
       common share              $(2,148,000)      25,701,000     $   (0.08)
                                                                  ==========
     Effect of dilutive
       stock options                   -                -
                                 ------------     ------------
     Diluted loss per
       common share              $(2,148,000)      25,701,000     $   (0.08)
                                 ============     ============    ==========

                                    For the Six Months Ended June 30, 1998
                                 -------------------------------------------
                                    INCOME      WEIGHTED SHARES    PER-SHARE
                                  (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                 ------------   ----------------  ----------
     Basic earnings per
       common share              $ 1,960,000       25,546,000     $    0.08
                                                                  ==========
     Effect of dilutive
       stock options                   -              295,000
                                 ------------     ------------
     Diluted earnings per
       common share              $ 1,960,000       25,841,000     $    0.08
                                 ============     ============    ==========

     The following options to purchase shares of common stock have been excluded from the computation of diluted earnings per share for the six months ended June 30, 1999 due to the net loss and for the six months ended June 30, 1998 due to the options exercise prices being greater than the average market price of common shares:
                                            1999        1998
                                         ----------  ----------
     Options                               844,000     171,000
                                         ==========  ==========
     Average exercise price              $    4.36   $    8.80
                                         ==========  ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). In June 1999, FAS 133 was amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 (FAS 137). FAS 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 4 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three and six months ended
June 30, 1999 and 1998 is as follows:

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1999        1998        1999        1998
                               ---------   ---------   ---------   ---------
                                              (In thousands)
Revenues:
    Contract drilling          $ 10,539    $ 15,495    $ 22,370    $ 30,383
    Oil and natural gas           8,601      10,408      16,436      19,759
    Other                           339         151         370         161
                               ---------   ---------   ---------   ---------
        Total revenues         $ 19,479    $ 26,054    $ 39,176    $ 50,303
                               =========   =========   =========   =========

Operating Income (Loss)(1):
    Contract drilling          $   (748)   $  1,963    $   (693)   $  2,969
    Oil and natural gas           1,497       2,487       1,898       4,952
                               ---------   ---------   ---------   ---------
        Total operating
          income                    749       4,450       1,205       7,921

    General and
      administrative expense     (1,222)     (1,272)     (2,474)     (2,507)
    Interest expense             (1,221)     (1,276)     (2,432)     (2,359)
    Other income - net              339         151         370         161
                               ---------   ---------   ---------   ---------
        (Loss) income before
          income taxes         $ (1,355)   $  2,053    $ (3,331)   $  3,216
                               =========   =========   =========   =========

    (1) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
August 9, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------

     The Company's bank loan agreement (the "Credit Agreement") provides for a total loan facility of $100 million with a current available borrowing value (the "Loan Value") of $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redetermination, each April 1 and October 1, calculated as the sum of a percentage of the discounted future value of the Company's oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of the Company's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. The revolving credit facility covers four years with a three year term loan thereafter. At June 30, 1999 borrowings under the Credit Agreement totaled $69.9 million. The average bank debt interest rate in the second quarter of 1999 was 6.4 percent compared to the average interest rate of 7.0 percent in the second quarter of 1998. A facility fee of .375 of 1 percent is charged for any unused portion of the Loan Value.

     The Company's shareholders' equity at June 30, 1999 was $110.0 million resulting in a ratio of long-term debt-to-equity of .68 to 1. The Company's primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities and available borrowings under the Company's Credit Agreement. At June 30, 1999 and December 31, 1998, the Company had working capital of $136,000 and $1.6 million, respectively. Net cash provided by operating activities for the first six months of 1999 was $11.6 million as compared to $21.6 million for the first six months of 1998. During the first six months of 1998 net cash provided by operations contained a $5.2 million dollar reduction in accounts receivable while the 1999 net cash provided by operations was negatively effected by lower net income due to lower natural gas prices, lower contract drilling utilization and dayrates.

     During the first six months of 1999, the Company had capital additions of $9.9 million of which approximately 74 percent was for oil and natural gas exploration and development drilling while the remainder was used in the Company's contract drilling operations. Due to lower natural gas prices, the Company slowed its development drilling during the first six months of 1999. Depending, in part, on commodity pricing, the Company anticipates it will spend approximately $20 million on its oil and natural gas capital expenditures program in 1999 and approximately $5.0 million on its current domestic contract drilling fleet. These expenditures are anticipated to be within the constraints of available cash to be provided by the Company's operating activities and its Credit Agreement. Since a large portion of the Company's capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on the Company's ability to obtain funds outside of the Company's Credit Agreement.

     On August 12, 1999, the Company signed a definitive agreement with Parker Drilling Company, a Tulsa Oklahoma based contract drilling company, to purchase 13 drilling rigs and certain related equipment and yards for $40.0 million in cash and 1 million shares of common stock. The 13 rigs are electric "SCR" deep drilling rigs, with power ratings from 1,000 to 4,000 horsepower and drilling depth capabilities from 16,000 to 30,000 plus feet. Seven of the rigs are currently under contract with various operators and located in the Rocky Mountains. Three of the remaining rigs are located in South Louisiana and three are located in South Texas. The acquisition will open new market areas for the Company's contract drilling segment and increase its rig fleet to 47 rigs. Closing of this purchase is subject to several conditions including the Company's securing any required governmental approvals, any required third party consents and financing for the cash portion of the purchase price.

     On November 20, 1997, the Company acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement") entered into by and between the Company, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company (the "Selling Stockholders"). As part of this acquisition, the Selling Stockholders hold, as of June 30, 1999, promissory notes in the aggregate principal amount of $4,000,000. These notes are payable in equal annual installments on January 2, 2000 through January 2, 2003. The notes bear interest at the Chase Prime Rate which at December 31, 1998 and June 30, 1999 was 7.75 percent.

     Due to a settlement agreement which terminated at December 31, 1997, the Company has a liability of $1.3 million at June 30, 1999 representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $1.3 million is payable in equal annual payments from June 1, 2000 to June 1, 2002.

     The average spot market natural gas prices received by the Company during the first six months of 1999 was $1.69 per Mcf, $.25 per Mcf less than during the same period in 1998. The average oil price received by the Company during the first six months of 1999 was $13.62 per barrel, $.16 per barrel less than the average received in 1998. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 88 percent of the Company's reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of the Company's reserves and further price declines could also cause the Company to reduce the carrying value of its oil and natural gas properties. Such decreases, if sustained, would also adversely effect the Company's future cash flow due to reduced oil and natural gas revenues and if continued over an extended period would adversely impact the demand for the Company's contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual determination of the loan value under the Company's Credit Agreement since this determination is calculated on the value of the Company's oil and natural gas reserves and its drilling rigs. Any such reduction would reduce the amount available to the Company under the Credit Agreement which, in turn, would impact the Company's ability to carry out its capital projects.

     The Company's ability to utilize its drilling rigs at any given time is dependent on a number of factors, including but not limited to, competition from other contractors, the price of both oil and natural gas, the availability of labor and the Company's ability to supply the type of equipment required. The Company's management expects that these factors will continue to influence the Company's rig utilization throughout 1999 and into 2000.

     In the third quarter of 1994, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of the Company's outstanding common stock on the open market. Since that time, 160,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1999 and 1998, 25,000 and 19,863 of the purchased shares, respectively, were used as the Company's matching contribution to its 401(K) Employee Thrift Plan. At December 31, 1998, 25,000 treasury shares were held by the Company and at June 30, 1999 no such shares were held.

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

     Evaluation of the Company's IT systems began in house during 1997. The Company's IT systems consist mainly of office computers, related computer programs and mangement financial information software. The Company believes nearly all of the Company's hardware is Year 2000 compliant and during the first week in April 1999 converted its related computer programs, software and data base on the AS400 computer system making it Year 2000 compliant. The Company has expended approximately $130,000 bringing its systems compliant by the end of the second quarter of 1999.

     The Company's non-IT systems consist of office equipment and other systems associated with its oil and natural gas properties and its drilling rigs. The Company began assessing these non-IT systems and the associated cost during the fourth quarter of 1998 and the assessment was not completed by the end of the second quarter of 1999. Currently, the Company anticipates that the cost and replacement of any such equipment due to the ongoing assessment will be minimal and completed prior to December 31, 1999.

     During the third quarter of 1998, the Company issued questionnaires to its key suppliers and customers to assess their preparation for Year 2000 compliance. The Company received responses from 41 percent of these entities. During the first quarter of 1999, the Company issued second request questionnaires to those key suppliers and customers who did not respond to the questionnaires issued during the third quarter of 1998. At July 31, 1999, the Company had received responses from 67 percent of the entities targeted in the two questionnaires. Approximately 90 percent of the responses indicated the entities were aware of and are in the process of resolving their Year 2000 issues.

     As noted, the Company currently believes that nearly all of its internal systems and equipment are Year 2000 compliant at the end of the second quarter of 1999 and the associated costs have not had a material adverse effect on the Company's results of operations and financial condition. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. As a result, the Company will continue to evaluate its Year 2000 exposure, both internally and externally. Since a portion of the Company's overall evaluation of its Year

2000 readiness will, of necessity, be based on the information to be supplied by and the readiness of the Company's key suppliers and customers, the Company cannot currently determine the impact, if any, such third parties will have on the Company's Year 2000 exposure. As noted, the Company intends to evaluate this information as, if and when it is made available to it. Contingency plans will be customized as required to minimize disruption in the Company's normal business activities or operations.

SAFE HARBOR STATEMENT
---------------------

     With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties which could cause the actual results of the Company's operations (financial and otherwise) to differ materially from those discussed in this report. Generally, forward looking statements relate to projections involving the anticipated revenues to be received from the Company's oil and natural gas production, sources of capital, the utilization rate of its drilling rigs, rates to be received under its drilling contracts, growth of its oil and natural gas reserves, oil and natural gas well production or reserve amounts and the Company's anticipated debt. In addition, much of the Company's Year 2000 disclosure regarding the estimated costs (both internal costs as well as the cost associated with any business disruption caused by third parties non-compliance) are forward looking statements. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of the Company's operations are subject to a number of influences outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations. A more thorough discussion of some of these factors and their possible impact on the Company is provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Second Quarter 1999 versus Second Quarter 1998
----------------------------------------------

     The Company reported a net loss of $874,000 in the second quarter of 1999 as compared to net income of $1,235,000 for the second quarter of 1998. Decreases in both natural gas prices received, oil and natural gas production volumes, contract drilling dayrates and rig utilization all contributed to the net loss. The net loss was partially offset by a $315,000 gain from insurance proceeds received as a result of tornado damage.

     Oil and natural gas revenues decreased 17 percent in the second quarter of 1999 as compared to the second quarter of 1998. Natural gas production decreased 11 percent and oil production decreased 21 percent between the two quarters while average natural gas prices received by the Company decreased 11 percent. Average oil prices increased 23 percent between the two quarters. Natural gas production was lower due to reduced natural gas reserve replacement as the Company reduced its development drilling program in response to declining natural gas prices while oil production has declined due to the Company's focus on replacing natural gas reserves as opposed to oil reserves over the past several years.

     Oil and natural gas operating margins (revenues less operating costs) decreased to 61 percent in the second quarter of 1999 as compared to 63 percent in the second quarter of 1998. Margins were adversely affected by declines in average natural gas prices. Total operating costs decreased 14 percent. Depreciation, depletion and amortization ("DD&A") decreased 7 percent due to the decrease in production. The decrease was partially offset by an increase in the Company's average DD&A rate per equivalent barrel to $5.24 for the second quarter of 1999 as compared with $4.97 in the second quarter of 1998.

     Contract drilling revenues decreased 32 percent for the comparative quarters due to decreases in both the number of rigs utilized and dayrates. As the price for natural gas dropped, the demand for contract drilling rigs declined and the Company experienced downward pressure on dayrates. Rig utilization averaged 19.0 rigs in the second quarter of 1999 as compared to 25.7 rigs in the second quarter of 1998. Contract drilling operating margins (revenues less operating costs) were 7 percent in the second quarter of 1999 and 22 percent in the second quarter of 1998.

     General and administrative expense decreased 4 percent in the second quarter of 1999 when compared with the second quarter of 1998. Interest expense decreased 4 percent as the average interest rate incurred by the Company decreased from 7.1 percent to 6.5 percent for the comparative quarters. The average long-term debt outstanding increased 13 percent between the comparative quarters.

     On May 3, 1999, the Company's contract drilling offices in Moore, Oklahoma were struck by a tornado destroying two Company buildings and damaging various Company vehicles and drilling equipment. In May 1999, the Company received $500,000 of insurance proceeds related to the destruction of the buildings and as result, in the second quarter of 1999 recognized a gain of $315,000 recorded as part of other revenues. Other claims relating to the contents of the two buildings and damaged equipment and damage removal covered under other insurance policies are in the process of being filed. At this time, the proceeds the Company will receive is not determinable under the additional claims, but the Company does not expect any financial loss to be incurred from these claims.

Six Months 1999 versus Six Months 1998
-------------------------------------------------

     The Company had a net loss for the first six months of 1999 of $2,148,000 as compared to net income of $1,960,000 for the first six months of 1998. Declines in natural gas prices, oil and natural gas production, contract drilling dayrates and rig utilization all contributed to the net loss and were partially offset by a $315,000 gain from insurance proceeds received as a result of tornado damage as discussed above.

     Oil and natural gas revenues decreased 17 percent in the first six months of 1999 as compared to the first six months of 1998. Oil and natural gas production decreased 20 and 2 percent, respectively between the comparative periods, while average oil and natural gas prices received by the Company decreased 1 and 15 percent, respectively. Natural gas production was lower due to reduced natural gas reserve replacement as the Company reduced its development drilling program in response to declining natural gas prices while oil production has declined due to the Company's focus on replacing natural gas reserves as opposed to oil reserves over the past several years.

     Oil and natural gas operating margins (revenues less operating costs) declined from 63 percent in the first six months of 1998 to 60 percent in the first six months of 1999 due to lower natural gas and oil prices and production in 1999. Total operating costs decreased 9 percent. Depreciation, depletion and amortization ("DD&A") increased 5 percent between the comparative periods due to an increase in the Company's average DD&A rate per equivalent barrel from $4.87 in the first six months of 1998 to $5.34 for the first six months of 1999.

     Contract drilling revenues decreased 26 percent for the comparative six month periods as rig utilization decreased from an average of 25.3 rigs operating in the first six months of 1998 to 19.5 rigs in the first six months of 1999 and dayrates on daywork contracts dropped 10 percent. Contract drilling operating margins (revenue less operating costs) dropped from 19 percent to 9 percent between the comparative periods.

     General and administrative expense decreased 1 percent during the comparative six month periods. Interest expense increased 3 percent due to a 22 percent increase in the average long-term debt outstanding in the first six months of 1999 compared to the first six months of 1998. The average interest rate incurred by the Company decreased from 7.5 percent to 6.5 percent.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On May 5, 1999 the Company held its Annual Meeting of Stockholders. At the meeting the following matters were voted on, with each receiving the votes indicated:

         I.       Election of Nominees King P. Kirchner, Don Cook and
                  J. Michael Adcock to serve as directors.

                                      Numbers of     Against or
                      Nominee          Votes For      Withheld
                  --------------     ------------    ----------


                  King P. Kirchner    20,288,126       231,782
                  Don Cook            20,281,174       238,734
                  J. Michael Adcock   20,282,245       237,663

                  The following directors, whose term of office did not expire at the annual meeting, continue as directors of the Company:
                  John G. Nikkel, John S. Zink, Earle Lamborn, William B. Morgan and John H. Williams.

         II. Ratification of the appointment of PricewaterhouseCoopers L L P as the Company's independent certified public accountants for the fiscal year 1999.

                               For       -    20,450,821
                               Against   -        38,424
                               Abstain   -        30,663

Item 5.  Other Information
-----------------------------

         Not applicable

Item 6.   Exhibits and Reports on Form 8-K
--------------------------------------------

          (a)   Exhibits:

                15      Letter re:     Unaudited Interim Financial Information.

                27      Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNIT CORPORATION

Date:       August 12, 1999            By:    /s/  John G. Nikkel
       ---------------------------            ------------------------
                                              JOHN G. NIKKEL
                                              President, Chief Operating
                                              Officer and Director

Date:       August 12, 1999            By:    /s/  Larry D. Pinkston
       ---------------------------            ------------------------
                                              LARRY D. PINKSTON
                                              Vice President, Chief
                                              Financial Officer
                                              and Treasurer