Form 10-Q
period 1999-09-30
UNIT CORP
filed 1999-11-12
CIK 798949

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1999
                                      OR

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
                            Yes    X        No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.20 par value                 33,815,676
                  Class                 Outstanding at November 8, 1999

                               UNIT CORPORATION

                                    INDEX


                                                                       Page
PART I.   Financial Information:                                      Number

          Item 1 - Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets
                  September 30, 1999 and December 31, 1998              2

                Consolidated Condensed Statements of Operations
                  Three and Nine Months
                  Ended September 30, 1999 and 1998                     3

                Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998         4

                Notes to Consolidated Condensed Financial Statements    5

                Report of Review by Independent Accountants             9

          Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.  Other Information:

          Item 1 - Legal Proceedings                                   16

          Item 2 - Changes in Securities                               16

          Item 3 - Defaults Upon Senior Securities                     16

          Item 4 - Submission of Matters to a Vote of
                     Security Holders                                  16

          Item 5 - Other Information                                   16

          Item 6 - Exhibits and Reports on Form 8-K                    16


Signatures                                                             17

 Item 1.                     Financial Statements
                      UNIT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                 September 30,  December 31,
                                                      1999          1998
                                                   ----------    ----------
ASSETS                                            (Unaudited)
------                                                 (In thousands)
Current Assets:
    Cash and cash equivalents                      $   1,863     $     446
    Accounts receivable                               12,325        13,149
    Other                                              5,980         5,948
                                                   ----------    ----------
            Total current assets                      20,168        19,543
                                                   ----------    ----------
Property and Equipment:
    Total cost                                       467,414       405,043
    Less accumulated depreciation, depletion,
      amortization and impairment                    223,521       207,883
                                                   ----------    ----------
            Net property and equipment               243,893       197,160
                                                   ----------    ----------
Other Assets                                           6,324         6,361
                                                   ----------    ----------
Total Assets                                       $ 270,385     $ 223,064
                                                   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term debt              $   1,730     $   1,801
    Accounts payable                                   8,564         8,517
    Accrued liabilities                                8,755         7,672
                                                   ----------    ----------
            Total current liabilities                 19,049        17,990
                                                   ----------    ----------
Long-Term Debt                                        62,100        72,900
                                                   ----------    ----------
Other Long-Term Liabilities                            2,195         2,301
                                                   ----------    ----------
Deferred Income Taxes                                 17,945        18,583
                                                   ----------    ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                     -             -
    Common stock $.20 par value, 40,000,000
      shares authorized, 33,815,676 and
      25,563,165 shares issued, respectively           6,749         5,113
    Capital in excess of par value                   139,684        82,187
    Retained earnings                                 22,663        24,121
    Treasury stock, at cost, 0 and
      25,000 shares, respectively                        -            (131)
                                                   ----------    ----------
            Total shareholders' equity               169,096       111,290
                                                   ----------    ----------
Total Liabilities and Shareholders' Equity         $ 270,385     $ 223,064
                                                   ==========    ==========
               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                      UNIT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
                                      (In thousands except per share amounts)
Revenues:
    Contract drilling             $  10,549   $  13,487   $  32,919   $  43,870
    Oil and natural gas              12,018      10,100      28,454      29,859
    Other                                46          40         416         201
                                  ----------  ----------  ----------  ----------
            Total revenues           22,613      23,627      61,789      73,930
                                  ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs               9,666      10,711      29,918      35,251
        Depreciation
          and amortization            1,483       1,553       4,294       4,427
    Oil and natural gas:
        Operating costs               3,654       3,513      10,249      10,789
        Depreciation, depletion
          and amortization            4,035       4,273      11,978      11,804
    General and administrative        1,180       1,204       3,654       3,711
    Interest                          1,369       1,237       3,801       3,596
                                  ----------  ----------  ----------  ----------
            Total expenses           21,387      22,491      63,894      69,578
                                  ----------  ----------  ----------  ----------
Income (Loss) Before Income Taxes     1,226       1,136      (2,105)      4,352
                                  ----------  ----------  ----------  ----------
Income Tax Expense (Benefit):
    Current                               6          90         (11)        147
    Deferred                            530         392        (636)      1,591
                                  ----------  ----------  ----------  ----------
            Total income taxes          536         482        (647)      1,738
                                  ----------  ----------  ----------  ----------
Net Income (Loss)                 $     690   $     654   $  (1,458)  $   2,614
                                  ==========  ==========  ==========  ==========

Net Income (Loss) Per Common Share:
    Basic                         $     .03   $     .03   $    (.06)  $     .10
                                  ==========  ==========  ==========  ==========
    Diluted                       $     .03   $     .03   $    (.06)  $     .10
                                  ==========  ==========  ==========  ==========









               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       UNIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
                                                       ----------  ----------
                                                           (In thousands)
Cash Flows From Operating Activities:
    Net Income (Loss)                                  $  (1,458)  $   2,614
    Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
        Depreciation, depletion and amortization          16,507      16,496
        Deferred income tax expense                         (636)      1,591
        Other-net                                             35         211
    Changes in operating assets and liabilities
      increasing (decreasing) cash:
        Accounts receivable                                  824       5,404
        Accounts payable                                   1,562       4,071
        Other-net                                          1,352        (571)
                                                       ----------  ----------
            Net cash provided by
              operating activities                        18,186      29,816
                                                       ----------  ----------

Cash Flows From (Used In) Investing Activities:
    Capital expenditures                                 (57,356)    (45,730)
    Proceeds from disposition of assets                    1,146         629
    Other-net                                               (146)       (105)
                                                       ----------  ----------
            Net cash used in investing activities        (56,356)    (45,206)
                                                       ----------  ----------
Cash Flows From (Used In) Financing Activities:
    Net borrowings (payments) under line of credit       (10,800)     17,100
    Net payments of notes payable
      and long-term debt                                    (115)       (353)
    Proceeds from stock                                   50,502          59
    Other-net                                                -          (131)
                                                       ----------  ----------
            Net cash provided by (used in)
              financing activities                        39,587      16,675
                                                       ----------  ----------
Net Increase in Cash and Cash Equivalents                  1,417       1,285

Cash and Cash Equivalents, Beginning of Year                 446         458
                                                       ----------  ----------
Cash and Cash Equivalents, End of Period               $   1,863   $   1,743
                                                       ==========  ==========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the nine months ended
     September 30, for:

       Interest                                        $   3,522   $   3,133
       Income taxes                                    $     -     $     482

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                  UNIT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------
     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the consolidated financial position of Unit Corporation and subsidiaries as of September 30, 1999 and the results of their operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be realized during the full year. The year end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

NOTE 2 - ACQUISITION OF DRILLING RIGS
--------------------------------------
     On September 30, 1999, the Company completed the acquisition of 13 land contract drilling rigs and related equipment (the "Parker Acquisition")from Parker Drilling Company and Parker Drilling Company North America, Inc. (the "Sellers"). Under the terms of the Parker Acquisition, the Sellers received 1,000,000 shares of the Company's common stock valued at $8,138,000 and $40,000,000 in cash. The cash portion of the consideration paid was funded through an offering of 7,000,000 shares of the Company's common stock which closed on September 29, 1999. The net proceeds received by the Company from the offering were $50,435,000. The Company will file the pro-forma information related to this acquisition on Form 8-K to be filed on or before December 14, 1999.

NOTE 3 - EARNINGS PER SHARE
---------------------------
     The following data shows the amounts used in computing earnings (loss) per share for the Company.
                                 For the Three Months Ended September 30, 1999
                                 ----------------------------------------------
                                     INCOME     WEIGHTED SHARES   PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                  ------------  ---------------  ----------
    Basic earnings per
      common share                $   690,000      25,964,000    $    0.03
                                                                 ==========
    Effect of dilutive
      stock options                     -             333,000
                                  ------------    ------------
    Diluted earnings per
      common share                $   690,000      26,297,000    $    0.03
                                  ============    ============   ==========

                                 For the Three Months Ended September 30, 1998
                                 ----------------------------------------------
                                     INCOME     WEIGHTED SHARES   PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                  ------------  ---------------  ----------
    Basic earnings per
      common share                $   654,000      25,545,000    $    0.03
                                                                 ==========
    Effect of dilutive
      stock options                     -             212,000
                                  ------------    ------------
    Diluted earnings per
      common share                $   654,000      25,757,000    $    0.03
                                  ============    ============   ==========

     The following options to purchase shares of common stock have been excluded from the computation of diluted earnings per share for the three months ended September 30, 1999 and 1998 due to the options exercise prices being greater than the average market price of common shares:

                                            1999        1998
                                         ----------  ----------
    Options                                154,000     191,000
                                         ==========  ==========
    Average exercise price               $    8.84   $    8.60
                                         ==========  ==========

                                 For the Nine Months Ended September 30, 1999
                                 ---------------------------------------------
                                     INCOME     WEIGHTED SHARES   PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                  ------------  ---------------  ----------
    Basic loss per
      common share                $(1,458,000)     25,790,000    $   (0.06)
                                                                 ==========
    Effect of dilutive
      stock options                     -              -
                                  ------------    ------------
    Diluted loss per
      common share                $(1,458,000)     25,790,000    $   (0.06)
                                  ============    ============   ==========

                                 For the Nine Months Ended September 30, 1998
                                 ---------------------------------------------
                                     INCOME     WEIGHTED SHARES   PER-SHARE
                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                  ------------  ---------------  ----------
    Basic earnings per
      common share                $ 2,614,000      25,546,000    $    0.10
                                                                 ==========
    Effect of dilutive
      stock options                    -              264,000
                                  ------------    ------------
    Diluted earnings per
      common share                $ 2,614,000      25,810,000    $    0.10
                                  ============    ============   ==========

    The following options to purchase shares of common stock have been excluded from the computation of diluted earnings per share for the nine months ended September 30, 1999 due to the net loss and for the nine months ended September 30, 1998 due to the options exercise prices being greater than the average market price of common shares:
                                            1999        1998
                                         ----------  ----------
    Options                                735,100     178,500
                                         ==========  ==========
    Average exercise price               $    4.56   $    8.72
                                         ==========  ==========

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------
     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). In June 1999, FAS 133 was amended by FAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 (FAS 137). FAS 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 5 - INDUSTRY SEGMENT INFORMATION
--------------------------------------
    The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                 1999         1998       1999        1998
                              ---------   ---------   ---------   ---------
                                              (In thousands)
Revenues:
    Contract drilling         $ 10,549    $ 13,487    $ 32,919    $ 43,870
    Oil and natural gas         12,018      10,100      28,454      29,859
    Other                           46          40         416         201
                              ---------   ---------   ---------   ---------
        Total revenues        $ 22,613    $ 23,627    $ 61,789    $ 73,930
                              =========   =========   =========   =========

Operating Income (Loss)(1):
    Contract drilling         $   (600)   $  1,223    $ (1,293)   $  4,192
    Oil and natural gas          4,329       2,314       6,227       7,266
                              ---------   ---------   ---------   ---------
        Total operating
          income                 3,729       3,537       4,934      11,458

    General and
      administrative expense    (1,180)     (1,204)     (3,654)     (3,711)
    Interest expense            (1,369)     (1,237)     (3,801)     (3,596)
    Other income - net              46          40         416         201
                              ---------   ---------   ---------   ---------
        Income (loss) before
          income taxes        $  1,226    $  1,136    $ (2,105)   $  4,352
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

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 1999, and the related consoli-dated condensed statements of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 26, 1999

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------
    Our bank loan agreement (the "Credit Agreement") provides for a total loan facility of $100 million with a current available borrowing value (the "Loan Value") of $85 million. The Loan Value under the revolving credit facility is subject to a semi-annual redetermination, each April 1 and October 1, calculated as the sum of a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of our contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. The revolving credit facility covers four years with a three year term loan thereafter.

    At our election, any portion of the debt outstanding may be fixed at the Libor Rate for 30, 60, 90 or 180 days. During any Libor Rate funding period we may not pay, in part or in whole, the outstanding principal balance of the note to which such Libor Rate option applies. Borrowings under the Prime Rate option may be paid anytime, in part or in whole, without premium or penalty. Effective May 1, 1999, borrowings under the revolving credit facility bear interest at the Chase Manhattan Bank, N.A. prime rate ("Prime Rate") or the London Interbank Offered Rates ("Libor Rate") plus 1.00 to 1.50 percent depending on the level of debt as a percentage of the total borrowing base. Subsequent to May 1, 2002, borrowings under the Loan Agreement bear interest at the Prime Rate or the Libor rate plus 1.25 to 1.75 percent depending on the level of debt as a percentage of the total borrowing base.

    At September 30, 1999 borrowings under the Credit Agreement totaled $59.1 million. The average bank debt interest rate in the third quarter of 1999 was
7.2 percent compared to the average interest rate of 6.9 percent in the third quarter of 1998. A facility fee of .375 of 1 percent is charged for any unused portion of the Loan Value.

    Our shareholders' equity at September 30, 1999 was $169.1 million resulting in a ratio of long-term debt-to-equity of .38 to 1. At September 30, 1999 and December 31, 1998, we had working capital of $1.1 million and $1.6 million, respectively. Net cash provided by operating activities for the first nine months of 1999 was $18.2 million as compared to $29.8 million for the first nine months of 1998. During the first nine months of 1998 net cash provided by operations contained a $5.4 million dollar reduction in accounts receivable and a $4.1 million increase in accounts payable while the 1999 net cash provided by operations was negatively effected by lower net income due to lower natural gas prices, oil and natural gas production, contract drilling utilization and dayrates.

    On September 30, 1999, we completed the acquisition of 13 land contract drilling rigs and related equipment (the "Parker Acquisition") from Parker Drilling Company and Parker Drilling Company North America, Inc. (the "Sellers"). Under the terms of the Parker Acquisition, the Sellers received 1,000,000 shares of our common stock valued at $8,138,000 and $40,000,000 in cash. The consideration paid was determined through arms-length negotiations between the parties. The cash portion of the consideration paid was funded through an offering of 7,000,000 shares of our common stock which closed on September 29, 1999 (the "Equity Offering"). The net proceeds received by us from the offering were $50,435,000.

    The 13 rigs are electric "SCR" deep drilling rigs, with power ratings from 1,000 to 4,000 horsepower and drilling depth capabilities from 16,000 to 30,000 plus feet. Seven of the rigs are currently under contract with various operators and are located in Utah and Wyoming. Three of the remaining rigs are located in South Louisiana and three are located in South Texas. The Parker Acquisition opens a new market area for our contract drilling segment in the Rocky Mountains and increases our contract drilling rig fleet to 47 rigs. In addition, one of our wholly owned subsidiaries, has employed approximately 160 people previously employed by the Sellers to operate the rigs.

    Our primary source of liquidity and capital resources in the near- and long-term will consist of cash flow from operating activities, available borrowings under our Credit Agreement and the remaining proceeds from the Equity Offering. During the first nine months of 1999, we had capital additions of $63.8 million consisting of $11.2 million for oil and natural gas exploration and development drilling, $48.1 million for the Parker Acquisition discussed above and the remaining $4.5 million for other capital expenditures in our contract drilling operations. Due to lower natural gas prices, we slowed our development drilling during the first six months of 1999. As commodity prices increased in the third quarter, we increased our development drilling program. Depending, in part, on the continued strengthening of commodity prices, we anticipate we will spend approximately $20 million on our oil and natural gas capital expenditures program in 1999 and approximately $5.0 million on our contract drilling fleet exclusive of the Parker Acquisition. These expenditures are anticipated to be within the constraints of available cash to be provided by our operating activities, Credit Agreement and remaining proceeds from the Equity Offering. Since a large portion of our capital expenditures are discretionary and directed toward increasing reserves and future growth, current operations are not dependent on our ability to obtain funds outside of our Credit Agreement.

    On November 20, 1997, we acquired Hickman Drilling Company, pursuant to an Agreement and Plan of Merger ("the Merger Agreement") entered into between the company, Hickman Drilling Company and all of the shareholders of Hickman Drilling Company (the "Selling Stockholders"). As part of this acquisition, the Selling Stockholders hold, as of September 30, 1999, promissory notes in the aggregate principal amount of $4,000,000. These notes are payable in equal annual installments on January 2, 2000 through January 2, 2003. The notes bear interest at the Chase Prime Rate which at December 31, 1998 and June 30, 1999 was 7.75 and 8.25 percent, respectively.

    Due to a settlement agreement which terminated at December 31, 1997, we have a liability of $1.3 million at September 30, 1999 representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $1.3 million is payable in equal annual payments from June 1, 2000 to June 1, 2002.

    In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we sometimes enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provides only partial price protection against declines in oil and natural gas prices. These hedging arrangements also expose us to risk of financial loss and limit the benefit to us of increases in prices. Included in the first nine months of 1999 is a reduction to oil and natural gas sales of $524,000 resulting from our hedging activity during the period.

    The natural gas price received by us during the first nine months of 1999 was $1.88 per Mcf, $.02 per Mcf less than during the same period in 1998. The average oil price received by us during the first nine months of 1999 was $15.74 per barrel, $2.47 per barrel more than the average received in 1998. Prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 88 percent of our reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our reserves and material price declines could also cause us to reduce the carrying value of our oil and natural gas properties. Such decreases, if sustained, would also adversely effect our future cash flow due to reduced oil and natural gas revenues and if continued over an extended period would adversely impact the demand for our contract drilling rigs. Declines in natural gas and oil prices could also adversely effect the semi-annual determination of the loan value under the Credit Agreement since this determination is calculated on the value of our oil and natural gas reserves and our drilling rigs. Any such reduction would reduce the amount available to us under the Credit Agreement which, in turn, would impact our ability to carry out its capital projects.

    Our ability to utilize our drilling rigs at any given time is dependent on a number of factors, including but not limited to, competition from other contractors, the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required. We expect that these factors will continue to influence our rig utilization throughout the remainder of 1999 and into 2000.

    In the third quarter of 1994, our Board of Directors authorized us to purchase up to 1,000,000 shares of our outstanding common stock on the open market. Since that time, 160,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1999 and 1998, 25,000 and 19,863 of the purchased shares, respectively, were used as the matching contribution to the 401(K) Employee Thrift Plan. At December 31, 1998, 25,000 treasury shares were held by the company and at September 30, 1999 no such shares were held.

YEAR 2000 STATEMENT
-------------------

    We have initiated a comprehensive assessment of our information technology ("IT") and non-information technology ("non-IT") systems to try and ensure that such systems will be Year 2000 compliant. The Year 2000 problem exists because many existing computer programs use only the last two digits to define the year. Therefore, these computer programs do not recognize years that begin with a "20" and assume that all years begin with a "19". If not corrected many computer applications could fail or create erroneous results which could cause disruption of operations not only for us but also for our customers and suppliers, so we have also initiated an assessment of our customers' and suppliers' efforts to become year 2000 compliant.

    Evaluation of our IT systems began in house during 1997. Our IT systems consist mainly of office computers, related computer programs and mangement financial information software. We believe nearly all of our hardware is Year 2000 compliant and during the first week in April 1999, we converted our related computer programs, software and data base on the AS400 computer system making it Year 2000 compliant. We spent approximately $130,000 bringing our systems compliant by the end of the second quarter of 1999. No additional expenditures were made in the third quarter.

    Our non-IT systems consist of office equipment and other systems associated with our oil and natural gas properties and our drilling rigs. We began assessing these non-IT systems and the associated cost during the fourth quarter of 1998. Currently, we anticipate that the cost and replacement of any such equipment due to the ongoing assessment will be minimal and completed prior to December 31, 1999.

    During the third quarter of 1998, we issued questionnaires to our key suppliers and customers to assess their preparation for Year 2000 compliance.
We received responses from 41 percent of these entities. During the first quarter of 1999, we issued second request questionnaires to those key suppliers and customers who did not respond to the questionnaires issued during the third quarter of 1998. At October 31, 1999, we had received responses from 68 percent of the entities targeted in the two questionnaires. Approximately 90 percent of the responses indicated the entities were aware of and are in the process of resolving their Year 2000 issues.

    As noted, we currently believe that nearly all of our internal corporate systems and equipment was Year 2000 compliant at the end of the second quarter of 1999 and the associated costs have not had a material adverse effect on results of our operations and financial condition. However, the failure to properly assess or timely remediate a material Year 2000 problem could result in a disruption in our normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect our operations and financial condition. As a result, we will continue to evaluate our Year 2000 exposure, both internally and externally. Since a portion of our overall evaluation of our Year 2000 readiness will, of necessity, be based on the information to be supplied by and the readiness of our key suppliers and customers, we cannot currently determine the impact, if any, such third parties will have on our Year 2000 exposure. As noted, we intend to evaluate this information as, if and when it is made available. The failure by key third parties to correct their Year 2000 problems could adversely affect us. We intend to develop contingency plans as appropriate to minimize disruption in our normal business activities or operations if it is determined there is a significant Year 2000 risk. These plans might include the use of alternative service providers or product suppliers. Currently, we do not have any contingency plans in place based on the Year 2000 assessments completed to date.

    Our assessment of Year 2000 issues involve many assumptions. Our assumptions might prove to be inaccurate, and actual results could differ significantly from the assumptions. In addition, third party representations or certifications as to Year 2000 compliance might prove to be inaccurate. We have not retained any experts or advisors to independently verify our Year 2000 compliance or the Year 2000 compliance of key customers and suppliers.

SAFE HARBOR STATEMENT
---------------------

    With the exception of historical information many of the matters discussed in this report are forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties which could cause the actual results of our operations (financial and otherwise) to differ materially from those discussed in this report. Generally, forward looking statements relate to projections involving our anticipated revenues from our oil and natural gas production, sources of capital, the utilization rate of our drilling rigs, rates to be received under our drilling contracts, growth of our oil and natural gas reserves, oil and natural gas well production or reserve amounts and our anticipated debt. In addition, much of our Year 2000 disclosure regarding the estimated costs (both internal costs as well as the cost associated with any business disruption caused by third parties non-compliance) are forward looking statements. As with any forward looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. All phases of our operations are subject to a number of influences outside our control, any one of which, or a combination of which, could materially affect the results of our operations. A more thorough discussion of some of these factors and their possible impact on us is provided in our Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Third Quarter 1999 versus Third Quarter 1998
--------------------------------------------

    We reported net income of $690,000 in the third quarter of 1999 as compared to net income of $654,000 for the third quarter of 1998. Substantial increases in prices received for both oil and natural gas offset decreases in oil and natural gas production volumes, contract drilling dayrates and rig utilization between the comparative quarters.

    Oil and natural gas revenues increased 19 percent in the third quarter of 1999 as compared to the third quarter of 1998. While natural gas production decreased 10 percent and oil production decreased 11 percent between the two quarters, average natural gas and oil prices received by us offset the production decline, increasing 28 and 63 percent, respectively. Natural gas production was lower due to reduced natural gas reserve replacement as we reduced our development drilling program during the first six months of 1999, in response to declining natural gas prices, while oil production has declined due to our focus on replacing natural gas reserves as opposed to oil reserves over the past several years.

    Oil and natural gas operating margins (revenues less operating costs) increased to 70 percent in the third quarter of 1999 as compared to 65 percent in the third quarter of 1998. Margins increased due to the rise in commodity prices. Total operating costs for oil and natural gas production increased 4 percent. Depreciation, depletion and amortization ("DD&A") decreased 6 percent due to the decrease in production. The decrease was partially offset by an increase in our average DD&A rate per equivalent barrel to $5.24 for the third quarter of 1999 as compared with $4.94 in the third quarter of 1998.

    Contract drilling revenues decreased 22 percent for the comparative quarters due to decreases in both the number of rigs utilized and dayrates. As the price for natural gas dropped in the first six months of 1999, the demand for contract drilling rigs declined and we experienced downward pressure on dayrates. These previous price declines continued to influence rig demand while commodity prices started to rise in the third quarter. Rig utilization averaged 19.1 rigs in the third quarter of 1999 as compared to 23.9 rigs in the third quarter of 1998. Contract drilling operating margins (revenues less operating costs) were 8 percent in the third quarter of 1999 and 21 percent in the third quarter of 1998.

    General and administrative expense decreased 2 percent in the third quarter of 1999 when compared with the third quarter of 1998. Interest expense increased 11 percent as the average long-term debt outstanding increased 7 percent between the comparative quarters and the average interest rate incurred by us increased from 7.0 percent to 7.3 percent.

Nine Months 1999 versus Nine Months 1998
-------------------------------------------------

    We had a net loss for the first nine months of 1999 of $1,458,000 as compared to net income of $2,614,000 for the first nine months of 1998. Declines in oil and natural gas production, contract drilling dayrates and rig utilization all contributed to the net loss and were partially offset by a $315,000 gain from insurance proceeds received as a result of tornado damage.

    Oil and natural gas revenues decreased 5 percent in the first nine months of 1999 as compared to the first nine months of 1998. Natural gas and oil production decreased 5 and 17 percent, respectively between the comparative periods and the average natural gas prices received by us decreased 1 percent. Average oil prices increased 18 percent. Natural gas production was lower due to reduced natural gas reserve replacement as we reduced our development drilling program in response to declining natural gas prices while oil production has declined due to our focus on replacing natural gas reserves as opposed to oil reserves over the past several years.

    In the first nine months of 1999 and 1998 the oil and natural gas operating margins (revenues less operating costs) were 64 percent. Depreciation, depletion and amortization ("DD&A") increased 1 percent between the comparative periods due to an increase in our average DD&A rate per equivalent barrel from $4.90 in the first nine months of 1998 to $5.31 for the first nine months of 1999.

    Contract drilling revenues decreased 25 percent for the comparative nine month periods as rig utilization decreased from an average of 24.8 rigs operating in the first nine months of 1998 to 19.3 rigs in the first nine months of 1999, due primarily to lower commodity prices, and dayrates on daywork contracts dropped 10 percent. Contract drilling operating margins (revenue less operating costs) dropped from 20 percent to 9 percent between the comparative periods.

    General and administrative expense decreased 2 percent during the comparative nine month periods. Interest expense increased 6 percent due to a 17 percent increase in the average long-term debt outstanding in the first nine months of 1999 compared to the first nine months of 1998. The average interest rate incurred by the Company decreased from 7.3 percent to 6.8 percent.

    On May 3, 1999, our contract drilling offices in Moore, Oklahoma were struck by a tornado destroying two buildings and damaging various vehicles and drilling equipment. In May 1999, we received $500,000 of insurance proceeds related to the destruction of the buildings and as a result, in the second quarter of 1999 recognized a gain of $315,000 recorded as part of other revenues. Other claims relating to the contents of the two buildings and damaged equipment and damage removal covered under other insurance policies are in the process of being filed. At this time, the proceeds we will receive are not determinable under the additional claims, but we do not expect any financial loss to be incurred from these claims.

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

        Not applicable

Item 5. Other Information
--------------------------

        Not applicable

Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------

        (a)   Exhibits:

                  10.1.24 First Amendment to the Loan Agreement effective as of May 1, 1999 between and among Unit Corporation, Bank of Oklahoma, N.A., BankBoston, N.A., Bank of America, N.A. and Local Oklahoma Bank, N.A.

                  15        Letter re:     Unaudited Interim Financial
                            Information.

                  27        Financial Data Schedule

        (b) On September 27, 1999, we filed a report on Form 8-K under Item 5 reporting the filing of a prospectus supplement relating to the issuance and sale in an underwritten public offering of up to 8,050,000 shares of our common stock.

              On October 12, 1999, we filed a report on Form 8-K under Item 2 reporting the acquisition of 13 land contract drilling rigs from Parker Drilling Company and Parker Drilling Company North America, Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UNIT CORPORATION

Date:       November 10, 1999            By:    /s/  John G. Nikkel
       ---------------------------              ------------------------
                                                JOHN G. NIKKEL
                                                President, Chief Operating
                                                Officer and Director

Date:       November 10, 1999            By:    /s/  Larry D. Pinkston
       ---------------------------              ------------------------
                                                LARRY D. PINKSTON
                                                Vice President, Chief
                                                Financial Officer
                                                and Treasurer