Form 10-K
period 1999-12-31
UNIT CORP
filed 2000-03-09
CIK 798949

                            F O R M   1 0 - K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
   [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1999
                                    OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ________ to _________
                    [Commission File Number    1-9260]

                      U N I T  C O R P O R A T I O N
          (Exact Name of Registrant as Specified in its Charter)

                 Delaware                     73-1283193
                 --------                     ----------
         (State of Incorporation) (I.R.S. Employer Identification No.)

          1000 Kensington Tower
             7130 South Lewis
             Tulsa, Oklahoma                    74136
             ---------------                    -----
  (Address of Principal Executive Offices)    (Zip Code)

    Registrant's Telephone Number, Including Area Code (918) 493-7700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of each class          Name of each exchange
           -------------------           on which registered
         Common Stock, par value         -------------------
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

                           Yes  _X_    No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.

            Aggregate Market Value of the Voting Stock Held By
              Non-affiliates on March 6, 2000 - $216,536,460

                     Number of Shares of Common Stock
                Outstanding on March 6, 2000 - 33,820,476

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 3, 2000 are incorporated by reference in Part III.

                       Exhibit Index - See Page 87

                                FORM 10-K

                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                  PART I
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . .      3
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .     24
Item 4.   Submission of Matters to a Vote of Security Holders . .     24

                                 PART II
Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . .      25
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .     26
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .      27
Item 7a.  Quantitative and Qualitative Disclosure about
            Market Risk. . . . . . . . . . . . . . . . . . . . .      34
Item 8.   Financial Statements and Supplementary Data . . . . . .     36
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . .      77

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant. . .     77
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .     79
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . .      79
Item 13.  Certain Relationships and Related Transactions. . . . .     79

                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . .      80
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .      86

                             UNIT CORPORATION
                              Annual Report
                   For The Year Ended December 31, 1999


                                  PART I

Item 1.  Business and  Item 2.  Properties
-------  --------      -------  ----------

                                 GENERAL

     Through our wholly owned subsidiaries, we contract to drill onshore oil and natural gas wells for others and explore, develop, acquire and produce oil and natural gas properties for ourself. We were founded in 1963 as a contract drilling company. Today our contract drilling operations and our exploration and production operations are carried out primarily in the natural gas producing provinces of the Oklahoma and Texas areas of the Anadarko and Arkoma Basins and the Texas Gulf Cost. Our contract drilling operations are also engaged in the Rocky Mountain region.

     Our principal executive offices are located at 1000 Kensington Tower, 7130 South Lewis, Tulsa, Oklahoma 74136; telephone number (918) 493-7700. We also have regional offices in Oklahoma City, Oklahoma, Woodward, Oklahoma, Booker, Texas, Houston, Texas and Casper, Wyoming. When used in this report, the terms Corporation, Unit, our, we and its refer to Unit Corporation and, at times, Unit Corporation and/or one or more of its subsidiaries.

                    LAND CONTRACT DRILLING OPERATIONS

     We drill onshore natural gas and oil wells for a wide range of customers through our wholly owned subsidiary Unit Drilling Company. A land drilling rig consists, in part, of engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers and drill pipe. We conduct an active maintenance and replacement program under which components are upgraded on an individual basis. Over the life of a typical rig, due to the normal wear and tear of operating 24 hours a day, several of the major components, such as engines, mud pumps and drill pipe, are replaced or rebuilt on a periodic basis, while other components, such as the substructure, mast and drawworks, can be utilized for extended periods of time with proper maintenance. We also own additional equipment used in the operation of our rigs, including large air compressors, trucks and other support equipment.

     On November 20, 1997, we acquired Hickman Drilling Company pursuant to a merger in which all of the holders of the outstanding common stock of Hickman Drilling received, in total, 1,300,000 shares of our common stock and promissory notes in the principal amount of $5,000,000 which area payable in five equal annual installments commencing January 2, 1999. The acquisition included nine land contract drilling rigs with depth capacities ranging from 9,500 to 17,000 feet, spare drilling equipment and approximately $2.1 million in working capital. As part of the acquisition we retained Hickman Drilling's Woodward, Oklahoma, corporate office as a regional office for our contract drilling operations.

     In December 1997, we purchased a Mid-Continent U-36A, 650 horsepower rig with a 13,000 foot depth capacity and spare components from two additional rigs for $1 million, of which $200,000 was paid at closing with the balance to be paid over a period no longer than three years.

     On September 30, 1999, we completed the acquisition of 13 land drilling rigs from Parker Drilling Company and Parker Drilling Company North America, Inc., for $40 million and one million shares of our common stock.

     At the end of 1999, our drilling rig fleet consisted of 47 rigs with depth capacities ranging from 9,500 to 40,000 feet. At December 31, 1999, 31 of our rigs were located in the Anadarko and Arkoma Basins of Oklahoma and Texas while nine of our rigs were located in South Texas and seven in the Rocky Mountain region.

     At present, we do not have a shortage of drilling rig related equipment. During 1996 and through 1997, we increased our drill pipe acquisitions since certain grades of drill pipe were in high demand due to increased rig utilization. However, at any given time our ability to use all of our rigs will depend on the availability of qualified labor, drilling supplies and equipment as well as demand. Should industry conditions improve rapidly, we, as well as the drilling industry as a whole, might experience a shortage of sufficient supplies of drill pipe, other drilling equipment and qualified labor.

     The following table sets forth, for each of the periods indicated, certain data concerning Unit's contract drilling operations:

                                 Year Ended December 31,
                        -----------------------------------------
                         1995    1996    1997      1998     1999
                        ------  ------  ------    ------   ------
Number of Operational
  Rigs Owned at End of
  Period                  22.0    24.0    34.0(1)   34.0     47.0(2)
Average Number of Rigs
  Owned During Period     25.0    22.7    25.1      34.0     37.3
Average Number of Rigs
  Utilized (3)            10.9    14.7    20.0      22.9     23.1
Utilization Rate (3)       44%     65%     80%       67%      62%
Average Revenue
  Per Day (4)           $5,081  $5,351  $6,309    $6,394   $6,582
Total Footage Drilled
  (Feet in 1000's)       1,196   1,468   1,736     2,203    2,211
Number of Wells
  Drilled                  111     130     167       198      197
----------------------

(1)  Includes 10 rigs acquired in the fourth quarter of 1997.

(2)  Includes 13 rigs acquired in September 1999.

(3) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs owned during the period, including stacked rigs. A rig is considered utilized when it is operating or being moved, assembled or dismantled under contract.

(4) Represents total revenues from contract drilling operations divided by the total number of days rigs were being utilized for the period.

     As of February 22, 2000, 33 of our 47 drilling rigs were operating under contract.

     The following table sets forth, as of February 22, 2000, the type and approximate depth capability of each of our drilling rigs:

                                                  Approximate
                                                      Depth
                                                   Capability
      Rig#                Type                       (feet)
      -----   ---------------------------         -----------
         1    U-15 Unit Rig                          11,000
         2    BDW 650                                13,000
         3    BDW 650                                13,500
         4    U-15 Unit Rig                          11,000
         5    U-15 Unit Rig                          11,000
         6    BDW 800                                15,000
         7    U-15 Unit Rig                          11,000
         8    Gardner Denver 800                     15,000
         9    BDW 800                                15,000
        10    BDW 450T                                9,500
        11    Gardner Denver 700                     15,000
        12    BDW 800-M1                             15,000
        14    Gardner Denver 700                     15,000
        15    Mid-Continent 914-C                    20,000
        16    U-15 Unit Rig                          11,000
        17    Brewster N-75A                         15,000
        18    BDW 650                                12,000
        19    Gardner Denver 500                     12,000
        20    Gardner Denver 700                     15,000
        21    Gardner Denver 700                     15,000
        22    BDW 800                                15,000
        23    Gardner Denver 700M                    15,000
        24    Gardner Denver 700M                    15,000
        25    Gardner Denver 700                     15,000
        29    Brewster N-75A                         15,000
        30    BDW 1350-M                             20,000
        31    SU-15 North Texas Machine              12,000
        32    Brewster N-75                          15,000
        34    National 110-UE                        20,000
        35    Continental Emsco C-1-E                20,000
        36    Gardner Denver 1500-E                  25,000
        37    Mid-Continent 914-EC                   20,000
        38    Mid-Continent 1220-E                   25,000
        39    U-36-A                                 13,000
       112    Ideco E-3000                           30,000
       166    OIME E-3000                            30,000
       180    OIME E-3000                            30,000
       182    OIME E-3000                            30,000
       184    OIME E-3000                            30,000
       201    OIME E-4000                            40,000
       203    OIME E-2000                            20,000
       232    Continental Emsco D-3 E                16,000
       233    Continental Emsco C-1 E                20,000
       234    Continental Emsco D-3 E                16,000
       235    Continental Emsco C-1 E                20,000
       237    Continental Emsco C-1 E                20,000
       254    OIME E-2000                            25,000

     During the past 15 years, our contract drilling operations have encountered significant competition due to depressed levels of activity.
In the last 6 months of 1996 and throughout 1997 and the first three quarters of 1998, our drilling operations showed significant improvement in rig utilization. However, in late 1998 and through the first six months of 1999 we, and the industry as a whole, experienced a significant reduction in demand. Although we experienced an increase in demand during the last half of 1999, we anticipate that competition within the industry will, for the foreseeable future, continue to adversely affect us.

     Drilling Contracts. Most of our drilling contracts are obtained through competitive bidding. Generally, our contracts are for a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts obligate us to pay certain operating expenses, including wages of drilling personnel, maintenance expenses and incidental rig supplies and equipment. Usually, the contracts are subject to termination by the customer on short notice upon payment of a fee. We generally indemnify our customers against certain types of claims by our employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within our control. Customers generally indemnify us against claims arising from other surface and subsurface pollution other than claims resulting from our gross negligence.

     Our contracts generally compensate us on a daywork, footage or turnkey basis with additional compensation for special risks and unusual conditions. Under daywork contracts, we provide the drilling rig with the required personnel to the operator who supervises the drilling of the contracted well. Our compensation is based on a negotiated rate for each day the rig is utilized. Footage contracts usually require us to bear some of the drilling costs in addition to providing the rig. We are compensated on a negotiated rate, per foot drilled, upon completion of the well. Under turnkey contracts, we contract to drill a well for a lump sum amount to a specified depth and provide most of the equipment and services required.
We bear the risk of drilling the well to the contract depth and are compensated when the contract provisions have been satisfied.

     Turnkey drilling operations, in particular, might result in losses if we underestimate the costs of drilling a well or if unforeseen events occur. To date, we have not experienced significant losses in performing turnkey contracts. For 1999, turnkey revenue represented approximately 21 percent of our contract drilling revenues as compared to 15 percent for 1998. Because the proportion of turnkey drilling is currently dictated by market conditions and the desires of customers using our services, we can't predict whether the portion of drilling conducted on a turnkey basis will increase or decrease in the future.

     Customers. During 1999, 10 contract drilling customers accounted for approximately 23 percent of our total contract drilling revenues. Approximately 3 percent of our total contract drilling revenues were generated from drilling on oil and natural gas properties of which we were the operator (including properties owned by limited partnerships for which we acted as general partner).

     Further information relating to contract drilling operations is presented in Notes 1, 2 and 10 of Notes to Consolidated Financial
Statements set forth in Item 8 hereof.

                      OIL AND NATURAL GAS OPERATIONS

     In 1979, we began to develop our exploration and production operations to diversify our contract drilling revenues. Our wholly owned subsidiary, Unit Petroleum Company, conducts our exploration and production activities.

     As of December 31, 1999, we had estimated net proved reserves of 3,934 Mbbls and 170,084 MMcf. Our producing oil and natural gas interests, undeveloped leaseholds and related assets are located primarily in Oklahoma, Texas, Louisiana and New Mexico and, to a lesser extent, in Arkansas, North Dakota, Colorado, Wyoming, Montana, Alabama, Mississippi, Illinois, Michigan, Nebraska and Canada. As of December 31, 1999, we had an interest in a total of 2,419 wells in the United States and served as the operator of 519 wells. We also had an interest in 64 wells located in Canada. Our technical staff generates the majority of our development and exploration prospects. When we are the operator of a property, we generally employ our own drilling rigs and our own engineering staff supervises the drilling operation.

     We intend to continue the growth in our oil and natural gas operations utilizing funds generated from operations and our bank loan agreement.

     Well and Leasehold Data. The tables below set forth certain information regarding our oil and natural gas exploration and development drilling activities for the periods indicated:

                                  Year Ended December 31,
                 ---------------------------------------------------------
                        1997                1998               1999
                 ------------------  -----------------  ------------------
                   Gross      Net      Gross     Net      Gross      Net
                 --------  --------  -------- --------  --------  --------
Wells Drilled:
--------------
Exploratory:
    Oil              -         -         -        -         -         -
    Natural gas      -         -         -        -         -         -
    Dry              -         -           1      .26       -         -
                 --------  --------  -------- --------  --------  --------
        Total        -         -           1      .26       -         -
                 ========  ========  ======== ========  ========  ========
Development:
    Oil               10      4.84         4      .44         1       .48
    Natural gas       57     23.85        52    19.26        43     16.23
    Dry               15      9.27        21    10.62         7      4.72
                 --------  --------  -------- --------  --------  --------
        Total         82     37.96        77    30.32        51     21.43
                 ========  ========  ======== ========  ========  ========
Oil and Natural
Gas Wells
Producing or
Capable of
Producing:
---------------
    Oil - USA        684    197.67       726   196.64       668    206.08
    Oil -
      Canada         -         -         -        -         -         -
    Gas - USA      1,545    260.40     1,773   286.73     1,751    314.28
    Gas -
      Canada          64      1.60        64     1.60        64      1.60
                 --------  --------  -------- --------  --------  --------
        Total      2,293    459.67     2,563   484.97     2,483    521.96
                 ========  ========  ======== ========  ========  ========

     The following table summarizes our oil and natural gas leasehold acreage as of the end of each of the years indicated:

                                 Developed Acreage    Undeveloped Acreage
                               --------------------- ---------------------
                                 Gross       Net       Gross        Net
                               ---------  ---------  ---------   ---------
1997:
-----
     USA                        432,824    118,926     37,844      26,116
     Canada                      39,040        976     18,970      18,970
                               ---------  ---------  ---------   ---------
                                471,864    119,902     56,814      45,086
                               =========  =========  =========   =========

1998:
-----
     USA                        569,076    130,440     52,958      35,371
     Canada                      39,040        976     22,763      22,763
                               ---------  ---------  ---------   ---------
          Total                 608,116    131,416     75,721      58,134
                               =========  =========  =========   =========

1999:
-----
     USA                        488,811    130,362     55,989      35,245
     Canada                      39,040        976     25,293      25,293
                               ---------  ---------  ---------   ---------
          Total                 527,851    131,338     81,282      60,538
                               =========  =========  =========   =========

     Price and Production Data. The following table sets forth our average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf [1 barrel (Bbl) of oil = 6 thousand cubic feet
(Mcf) of natural gas] of production for the periods indicated:

                                               Year Ended December 31,
                                         ----------------------------------
                                            1997        1998        1999
                                         ----------  ----------  ----------
Average Sales Price per Barrel of Oil
  Produced:
     USA                                 $   19.19   $   12.81   $   17.51
     Canada                                    -           -           -

Average Sales Price per Mcf of Natural
  Gas Produced:
     USA                                 $    2.43   $    1.90   $    2.02
     Canada                              $     .93   $    1.46   $    1.81

Oil Production (Mbbls):
     USA                                       493         443         373
     Canada                                    -           -           -
                                         ----------  ----------  ----------
        Total                                  493         443         373
                                         ==========  ==========  ==========

Natural Gas Production (MMcf):
     USA                                    13,742      16,427      15,919
     Canada                                     74          38          35
                                         ----------  ----------  ----------
        Total                               13,816      16,465      15,954
                                         ==========  ==========  ==========

Average Production Expense per
  Equivalent Mcf:
     USA                                 $     .64   $     .61   $     .58
     Canada                              $     .33   $     .54   $     .56

     Reserves. The following table sets forth our estimated proved developed and undeveloped oil and natural gas reserves at the end of each of the years indicated:

                                              Year Ended December 31,
                                         ----------------------------------
                                            1997        1998        1999
                                         ----------  ----------  ----------
Oil (Mbbls):
    USA                                      4,131       3,245       3,934
    Canada                                     -           -           -
                                         ----------  ----------  ----------
       Total                                 4,131       3,245       3,934
                                         ==========  ==========  ==========

Natural gas (MMcf):
    USA                                    144,661     160,795     169,515
    Canada                                     723         523         569
                                         ----------  ----------  ----------
       Total                               145,384     161,318     170,084
                                         ==========  ==========  ==========

     Further information relating to oil and natural gas operations is presented in Notes 1, 10 and 12 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

           VOLATILE NATURE OF OUR OIL AND NATURAL GAS MARKETS;
                          FLUCTUATIONS IN PRICES

     Our revenues, operating results, cash flows and future rate of growth are significantly affected by the prevailing prices for natural gas and oil. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.
Oil and natural gas prices declined substantially in 1998 and, despite recent improvements, could decline again. These declines had a significant negative impact on our financial results for 1998 and the first six months of 1999. We incurred a net loss for the two quarterly periods ending March 31 and June 30, 1999 before incurring net income for the two quarterly periods ending September 30 and December 31, 1999. Although we had net income for the twelve months ended December 31, 1999, depressed prices in the future would have a negative impact on our future financial results. Because our oil and natural gas reserves are predominantly natural gas, changes in natural gas prices may have a particularly large impact on our financial results.

     Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

     . political conditions in oil producing regions, including the Middle East;

     . the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

     .    the price of foreign imports;

     .    actions of governmental authorities;

     .    the domestic and foreign supply of oil and natural gas;

     .    the level of consumer demand;

     .    weather conditions;

     .    domestic and foreign government regulations;

     .    the price, availability and acceptance of alternative fuels; and

     .    overall economic conditions.

     These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil and natural gas.

     Our oil and condensate production is sold at or near our wells under purchase contracts at prevailing prices in accordance with arrangements customary in the oil industry. Our natural gas production is sold to intrastate and interstate pipelines as well as to independent marketing firms under contracts with original terms ranging from one month to several years. Most of these contracts contain provisions for readjustment of price, termination and other terms customary in the industry.

     Our contract drilling operations depend on levels of activity in the oil and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect the level of that activity. Because oil and natural gas prices are volatile, the level of exploration and production activity can also be volatile. Decreased oil and natural gas prices during 1998 and early 1999 adversely affected our contract drilling activity by lowering the demand for our rigs and reducing the rates we charged for our rigs.

     Although oil and natural gas prices have recently improved, we expect that in the near term our customers will continue a cautious approach to exploration and development spending until price gains prove to be sustainable. Any decrease from current oil and natural gas prices would depress the level of exploration and production activity. This in turn would likely result in a decline in our contract drilling revenues, cash flows and profitability. As a result, the future demand for our drilling services is uncertain.

                               COMPETITION

     All of our lines of business are highly competitive. Competition in onshore contract drilling traditionally involves such factors as price, efficiency, condition of equipment, availability of labor and equipment, reputation and customer relations. Some of our competitors in the onshore contract drilling business are substantially larger than we are and have appreciably greater financial and other resources. As a result of the decrease in demand for onshore contract drilling services over the past decade, a surplus of certain types of drilling rigs currently exists within the industry while inventories of certain components such as specific grades of drill pipe have been depleted from continued use. Accordingly, the competitive environment within which we operate is uncertain and extremely price oriented.

     Our oil and natural gas operations likewise encounter strong competition from major oil companies, independent operators and others. Many of these competitors have appreciably greater financial, technical and other resources and are more experienced in the exploration for and production of oil and natural gas than we are.

                       OIL AND NATURAL GAS PROGRAMS

     Our subsidiary, Unit Petroleum Company, serves as the general partner of four oil and gas limited partnerships and 11 employee oil and gas limited partnerships. Each year we form an employee partnership which acquires an interest, ranging from 5% to 15% of our interest, in most oil and natural gas drilling activities and purchases of producing oil and natural gas properties that we do that year. The limited partners in the employee partnerships are either employees or directors of Unit or its subsidiaries.

     Under the terms of the partnership agreements, the general partner has broad discretionary authority to manage the business and operations of the partnership, including the authority to make decisions on such matters as the partnership's participation in a drilling location or a property acquisition, the partnership's expenditure of funds and the distribution of funds to partners. Because the business activities of the limited partners on the one hand, and the general partner on the other hand, are not the same, conflicts of interest will exist and it is not possible to eliminate entirely such conflicts. Additionally, conflicts of interest may arise when we are the operator of an oil and natural gas well and also provide contract drilling services. In such cases, these drilling operations are done pursuant to contracts containing terms and conditions comparable to those contained in our drilling contracts with non-affiliated operators. Although we have no formal procedures for resolving such conflicts, we believe we fulfill our responsibility to each contracting party and comply fully with the terms of the agreements which regulate such conflicts.

                                EMPLOYEES

     As of February 22, 2000, we had approximately 735 employees in our land contract drilling operations, 48 employees in our oil and natural gas operations and 41 in our general corporate area. None of our employees are represented by a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

                        OPERATING AND OTHER RISKS

     Our drilling operations are subject to many hazards inherent in the drilling industry, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather. Our exploration and production operations are subject to these and similar risks Any of these events could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our drilling customers by contract for some of these risks. To the extent that we are unable to transfer these risks to drilling customers by contract or indemnification agreements, we seek protection through insurance. However, we cannot assure you that our insurance or our indemnification agreements, if any, will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations, could result in substantial losses to us. In addition, we cannot assure you that insurance will be available to cover any or all of these risks. Even if available, the insurance might not be adequate to cover all of our losses, or we might decide against obtaining that insurance because of high premiums or other costs.

     Exploration and development operations involve numerous risks that may result in dry holes, the failure to produce oil and natural gas in commercial quantities and the inability to fully produce discovered reserves. The cost of drilling, completing and operating wells is substantial and uncertain. Our operations may be curtailed, delayed or cancelled as a result of many things beyond our control, including:

  .    unexpected drilling conditions;
  .    pressure or irregularities in formations;
  .    equipment failures or accidents;
  .    adverse weather conditions;
  .    compliance with governmental requirements; and
  . shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment.

     The majority of the wells in which we own an interest are operated by other parties. As a result, we have little control over the operations of such wells which can act to increase our risk. Operators of these wells may act in ways that are not in our best interests.

     Our future performance depends upon our ability to find or acquire additional oil and natural gas reserves that are economically recoverable. In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flow from operations. Historically, we have succeeded in increasing reserves after taking production into account through exploitation, development and exploration. We have conducted such activities on our existing oil and natural gas properties as well as on newly acquired properties. We may not be able to continue to replace reserves from such activities at acceptable costs. Low prices of oil and natural gas may further limit the kinds of reserves that can economically be developed. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.


                         GOVERNMENTAL REGULATIONS


     The production and sale of oil and natural gas is highly affected by various state and federal regulations. All states in which we conduct activities impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

     Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales was substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from our natural gas properties is being sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation was not affected by the Decontrol Act.

     Our sales of natural gas are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines are now required to provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

     More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. It remains to be seen what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

     As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counter parties.
We believe these changes generally have improved the access to markets for natural gas while, at the same time, substantially increasing competition in the natural gas marketplace. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt or what effect subsequent regulations may have on production and marketing of natural gas from our properties.

     In the past, Congress has been very active in the area of natural gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the natural gas industry. Thus, in addition to "first sales" deregulation, Congress also repealed incremental pricing requirements and natural gas use restraints previously applicable. There are other legislative proposals pending in the Federal and State legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, these proposals might have on the production and marketing of natural gas by us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue or what the ultimate effect will be on the production and marketing of natural gas by us cannot be predicted.

     Our sales of oil and natural gas liquids are not regulated and are at market prices. The price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry. The first such review is scheduled for the year 2000. We are not able to predict with certainty what effect, if any, these relatively new federal regulations or the periodic review of the index by the FERC will have on us.

     Federal, state, and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Oklahoma, Texas and other states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas can be produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects its profitability. Because these rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with those laws.

                SAFE HARBOR STATEMENT OF FURTHER ACTIVITY

     Statements in this document as well as information contained in written material, press releases and oral statements issued by or on behalf of us contain, or may contain, certain "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included in this document which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

  .    Year 2000 plans;
  .    the amount and nature of future capital expenditures;
  .    wells to be drilled or reworked;
  .    oil and natural gas prices and demand;
  .    exploitation and exploration prospects;
  .    estimates of proved oil and natural gas reserves;
  .    reserve potential;
  .    development and infill drilling potential;
  .    drilling prospects;
  .    expansion  and  other  development trends of the oil  and  natural  gas industry;
  .    business strategy;
  .    production of oil and natural gas reserves;
  .    expansion and growth of our business and operations; and
  .    drilling rig utilization, revenues and costs.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

  .    the risk factors discussed in this document;
  .    general economic, market or business conditions;
  . the nature or lack of business opportunities that may be presented to and pursued by us;
  .    demand for land drilling services;
  .    changes in laws or regulations; and
  .    other factors, most of which are beyond our control.

     In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made by us, the following discussion outlines certain factors that in the future could cause our consolidated results for 2000 and beyond to differ materially from those that may be set forth in any such forward-looking statement made by or on behalf of us.

Commodity Prices

     The prices we receive for our oil and natural gas production have a direct impact on our revenues, profitability and cash flow as well as our ability to meet our projected financial and operational goals. The prices for natural gas and crude oil are heavily dependent on a number of factors beyond our control, including the demand for oil and/or natural gas; current weather conditions in the continental United States which can greatly influence the demand for natural gas at any given time as well as the price to be received for such natural gas; and the ability of current distribution systems in the United States to effectively meet the demand for oil and or natural gas at any given time, particularly in times of peak demand which may result due to adverse weather conditions. Oil prices are extremely sensitive to foreign influences that may be based on political, social or economic underpinnings, any one of which could have an immediate and significant effect on the price and supply of oil. In addition, prices of both natural gas and oil are becoming more and more influenced by trading on the commodities markets which, at times, has tended to increase the volatility associated with these prices resulting, at times, in large differences in such prices even on a month-to-month basis. All of these factors, especially when coupled with the fact that much of our product prices are determined on a month-to-month basis, can, and at times do, lead to wide fluctuations in the prices we receive.

     Based upon the results of our operations for 1999 we estimate that a change of $0.10/Mcf in the average price of natural gas and a change of $1.00/Bbl in the price of crude oil throughout such period would have resulted in approximate changes in net income before income taxes of $1,488,000 and $348,000, respectively. During 1999, substantially all of our natural gas and crude oil volumes were sold at market responsive prices.

     In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we sometimes enter into hedging or swap arrangements. Our hedging or swap arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. These hedging or swap arrangements may expose us to risk of financial loss and limit the benefit to us of increases in prices.

Customer Demand

     Demand for our drilling services is dependent almost entirely on the needs of third parties. Based on past history, such parties' requirements are subject to a number of factors, independent of any subjective factors, that directly impact the demand for our drilling rigs. These include the availability of funds to such third parties to carry out their drilling operations during any given time period which, in turn, are often subject to downward revision based on decreases in the then current prices of oil and natural gas. Many of our customers are small to mid-size oil and natural gas companies whose drilling budgets tend to be susceptible to the influences of current price fluctuations. Other factors that affect our ability to work our drilling rigs are: the weather which, under adverse circumstances, can delay or even cause a project to be abandoned by an operator; the competition faced by us in securing the award of a drilling contract in a given area; our experience and recognition in a new market area; and the availability of labor to run our drilling rigs.

Uncertainty Of Oil and Natural Gas Reserves and Well Performance

     There are numerous uncertainties inherent in estimating quantities of proved reserves and their values, including many factors beyond our control. The reserve data included in this document represent only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves depend on a number of variable factors, including historical production from the area compared with production from other producing areas, and assumptions concerning:

  .    the effects of regulations by governmental agencies;
  .    future oil and natural gas prices;
  .    future operating costs;
  .    severance and excise taxes;
  .    development costs; and
  .    workover and remedial costs.

     Some or all of these assumptions may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of those reserves based on risk of recovery, and estimates of the future net cash flows from reserves prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and those variances may be material.

     The information regarding discounted future net cash flows included in this document should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by the following factors:

  .    the amount and timing of actual production;
  .    supply and demand for oil and natural gas;
  .    increases or decreases in consumption; and
  .    changes in governmental regulations or taxation.

     In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our operations or the oil and natural gas industry in general.

     We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

     We are continually identifying and evaluating opportunities to acquire oil and natural gas properties, including acquisitions that would be significantly larger than those consummated to date by us. We cannot assure you that we will successfully consummate any acquisition, that we will be able to acquire producing oil and natural gas properties that contain economically recoverable reserves or that any acquisition will be profitably integrated into our operations.

Debt and Bank Borrowing

     We have experienced and expect to continue to experience substantial working capital needs due to our growth in drilling operations and our active exploration, development and exploitation programs. Historically, we have funded our working capital needs through a combination of internally generated cash flow, equity financing and borrowings under our bank loan agreement. As a result of our significant working capital requirements, we currently have, and will continue to have, a large amount of indebtedness. At December 31, 1999, our long-term debt outstanding was $65.4 million. As of December 31, 1999, the amount available for borrowing under our bank loan agreement was $85 million, of which $62.4 million was outstanding.

     Our level of indebtedness, the cash flow needed to satisfy our indebtedness and the covenants governing our indebtedness could:

  . limit funds available for financing capital expenditures, our drilling program or other activities or cause us to curtail these activities;
  . limit our flexibility in planning for or reacting to changes in our business;
  . place us at a competitive disadvantage to some of our competitors that are less leveraged than us;
  . make us more vulnerable during periods of low oil and natural gas prices or in the event of a downturn in our business; and
  . prevent us from obtaining additional financing on acceptable terms or limit amounts available under our existing or any future credit facilities.

     Our ability to meet our debt service obligations will depend on our future performance. We cannot assure you that we will be able to meet our debt service requirements. In addition, lower oil and natural gas prices could result in future reductions in the amount available for borrowing under our bank loan agreement, reducing our liquidity and even triggering mandatory loan repayments.

     If the requirements of our indebtedness are not satisfied, a default would be deemed to occur and our lenders would be entitled to accelerate the payment of the outstanding indebtedness. If this occurs, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations.

     The amount of our existing debt as well as its future debt is, to a large extent, a function of the costs associated with the projects undertaken by us at any given time and the cash flow received by us. Generally, the costs incurred by us in our normal operations are those associated with the drilling of oil and natural gas wells, the acquisition of producing properties, and the costs associated with the maintenance of our drilling rig fleet. To some extent, these costs, particularly the first two items, are discretionary and we maintain a degree of control regarding the timing and/or the need to incur the same. However, in some cases, unforeseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly rig component due to an unexpected loss, which could force us to incur increased debt above that which we had expected or forecasted.

Likewise, for many of the reasons mentioned above, our cash flow may not be sufficient to cover our current cash requirements which would then require us to increase our debt either through bank borrowings or otherwise.

Item 3.  Legal Proceedings
-------  -----------------

     We are a party to various legal proceedings arising in the ordinary course of our business, none of which, in our opinion, will result in judgments which would have a material adverse effect on our financial position, operating results or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to our security holders during the fourth quarter of 1999.

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------- ------------------------------------------------------------------
          Matters
          -------

     Our common stock is traded on the New York Stock Exchange under the symbol "UNT." The following table sets forth the high and low sale prices per share of our common stock as reported in the New York Stock Exchange composite transactions for the periods indicated:

                               1998                       1999
                    -------------------------   ------------------------
 QUARTER                High          Low           High         Low
 -------            -----------   -----------   -----------  -----------
 First              $  9 13/16    $  6  7/16    $  7         $  3  1/2
 Second             $  9  7/8     $  5  1/2     $  8  1/4    $  4  7/8
 Third              $  6  5/16    $  3  3/4     $  9         $  6  3/4
 Fourth             $  6 15/16    $  3  5/8     $  7  3/4    $  4  7/8

     As of February 22, 2000 our common stock was held by 2,370 holders of record.

     We have not declared nor paid any cash dividends on shares of our common stock since organization and currently intend to continue our policy of retaining earnings from our operations. We are prohibited by certain loan agreement provisions from declaring and paying dividends (other than stock dividends) during any fiscal year in excess of 25 percent of our consolidated net income of the preceding fiscal year, and only if working capital provided from operations during the prior year is equal to or greater than 175 percent of current maturities of long-term debt at the end of the prior year.

Item 6.  Selected Financial Data
-------  -----------------------
                                      Year Ended December 31,
                   ------------------------------------------------------------
                      1995          1996        1997        1998        1999
                   ----------    ----------  ----------  ----------  ----------
                               (In thousands except per share amounts)

Revenues           $  53,074     $  72,070   $  91,864   $  93,337   $  97,453
                   ==========    ==========  ==========  ==========  ==========
Income From
  Continuing
  Operations       $   3,751(1)  $   8,333   $  11,124   $   2,246   $   1,486
                   ==========    ==========  ==========  ==========  ==========
Net Income         $   3,999(1)      8,333      11,124       2,246       1,486
                   ==========    ==========  ==========  ==========  ==========
Basic Earnings Per
  Common Share:
    Continuing
      operations   $     .18(1)        .37         .46         .09         .05
    Discontinued
      operations   $     .01            -           -           -           -
                   ----------    ----------  ----------  ----------  ----------

        Net Income $     .19(1)  $     .37   $     .46   $     .09   $     .05
                   ==========    ==========  ==========  ==========  ==========

Diluted Earnings
  Per Common Share:
    Continuing
      operations   $     .18(1)  $     .37   $     .45   $     .09   $     .05
    Discontinued
      operations   $     .01            -           -           -           -
                   ----------    ----------  ----------  ----------  ----------

        Net Income $     .19(1)  $     .37   $     .45   $     .09   $     .05
                   ==========    ==========  ==========  ==========  ==========

Total Assets       $ 110,922     $ 137,993   $ 202,497   $ 223,064   $ 283,573
                   ==========    ==========  ==========  ==========  ==========

Long-Term Debt     $  41,100     $  40,600   $  54,100   $  72,900   $  65,400
                   ==========    ==========  ==========  ==========  ==========
Other Long-Term
  Liabilities      $   2,109     $   2,276   $   2,279   $   2,301   $   2,265
                   ==========    ==========  ==========  ==========  ==========
Cash Dividends
  Per Common Share $     -       $     -     $     -     $     -     $     -
                   ==========    ==========  ==========  ==========  ==========
------------------


     (1) Includes a $635,000 gain on compressor sale, a $850,000 gain from settlement of litigation and a net $530,000 deferred tax benefit.

     See Management's Discussion of Financial Condition and Results of Operations for a review of 1997, 1998 and 1999 activity.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
           Results of Operations
           ---------------------

Financial Condition and Liquidity
---------------------------------

     Our bank loan agreement provides for a total loan facility of $100 million with a current available borrowing value of $85 million. Each year on April 1 and October 1 our banks redetermine our available borrowing value which is an amount equal to a percentage of the discounted future value of our oil and natural gas reserves plus an amount which is the greater of (i) 50 percent of the appraised value of our contract drilling rigs or (ii) two times the previous 12 months cash flow from our contract drilling rigs, limited, in either case, to $20 million. Our loan agreement provides for a revolving credit facility which terminates on May 1, 2002 followed by a three year term loan. Borrowings under our loan agreement totaled $62.4 million at December 31, 1999 and $61.0 million at February 27, 2000. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value. The loan agreement also contains covenants which require us to maintain

     .    consolidated tangible net worth of at least $75 million,

     .    a current ratio of not less than 1 to 1,

     . a ratio of long-term debt, as defined in the loan agreement, to consolidated tangible net worth not greater than 1.2 to 1,

     . a ratio of total liabilities, as defined in the loan agreement, to consolidated tangible net worth not greater than 1.65 to 1, and

     . working capital provided by operations, as defined in the loan agreement, cannot be less than $18 million in any year.

     The interest rate on our bank debt was 7.47 percent at December 31, 1999 and 7.44 percent at February 22, 2000. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $61.0 million at both December 31, 1999 and February 22, 2000.

     Our shareholders' equity at December 31, 1999 was $171.9 million giving us a ratio of long-term debt-to-total capitalization of 28 percent.

Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in 1999 was $21.3 million compared to $33.5 million in 1998. We had working capital of $3.4 million at December 31, 1999. Our total 1999 capital expenditures were $76.7 million of which $20.3 million was spent on our oil and natural gas operations, $14.9 million for exploration and development drilling and $3.6 million for producing property acquisitions, and $55.7 million on our contract drilling operations. Capital expenditures for our contract drilling operations consisted primarily of $48.1 million to acquire the 13 Parker land drilling rigs with the rest for major components on our rig fleet. We anticipate that we will spend approximately $15 million in 2000 for drilling rig equipment capital expenditures.

     As natural gas and oil prices increased during the last six months of 1999, we increased our development drilling activity with the result that we drilled 20 wells during the fourth quarter as compared to a total of 31 wells during the first three quarters of 1999. If oil and natural gas prices remain favorable, we anticipate that we may spend approximately $30 million drilling or buying oil and natural gas properties in 2000.

     Most of our capital expenditures are discretionary and directed toward increasing oil and natural gas reserves and future growth. Current operations do not depend on our ability to obtain funds outside of our loan agreement. Future decisions to acquire or drill on oil and natural gas properties will depend on prevailing or anticipated market conditions, potential return on investment, future drilling potential and the availability of opportunities to obtain financing under the circumstances involved, thus providing us with a large degree of flexibility in determining when and if to incur such costs.

     On December 8, 1999, we signed an agreement and plan of merger with Questa Oil and Gas Co.("Questa") under which one of our wholly owned subsidiaries will be merged (the "merger") with Questa. Questa will continue as the surviving corporation and as a wholly owned subsidiary of ours. In the merger each of Questa's outstanding shares of common stock (excluding treasury shares) will be converted into the right to receive .95 shares of our common stock. Questa has 1.9 million shares outstanding. We anticipate that this merger, which is subject to a number of conditions, will close late in the first quarter of 2000 and will be accounted for as a pooling of interests.

     On September 30, 1999, we completed the acquisition of 13 land drilling rigs from Parker Drilling Company and Parker Drilling Company North America, Inc., for 1,000,000 shares of our common stock and $40,000,000 in cash. The cash part of this acquisition was funded through a public offering of 7,000,000 shares of our common stock which closed on September 29, 1999. We received proceeds of $50.1 million from the offering net of commission fees and other costs.

     On November 20, 1997, we acquired Hickman Drilling Company pursuant to an agreement and plan of merger entered into by and between us, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company. As part of this acquisition, the former shareholders of Hickman held, as of December 31, 1999, promissory notes in the aggregate outstanding principal amount of $4.0 million. These notes are payable in equal annual installments on January 2, 2000 through January 2, 2003. The notes bear interest at the Chase Prime Rate which at December 31, 1999 was 8.5 percent and February 22, 2000 was 8.75 percent. At February 22, 2000, the promissory notes outstanding totaled $3.0 million.

     Due to a settlement agreement which terminated at December 31, 1997, we have a liability of $1.3 million at December 31, 1999, representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $1.3 million is payable in equal annual payments from June 1, 2000 to June 1, 2002.

     The prices we received for our oil in 1999 increased throughout the year ending 135 percent higher than the prices we received during February 1999, when oil prices were at their lowest for the year. While oil prices steadily increased during the year, natural gas prices were volatile. Our average natural gas price in December 1999 as compared to January 1999 was 31 percent higher but dropped 28 percent in one month from November 1999 to December 1999. For the year, the average natural gas price we received was $2.02 per Mcf and the average oil price we received was $17.51 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 88 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves and price declines could cause us to reduce the carrying value of our oil and natural gas properties. Any price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rate we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the loan value under our bank loan agreement since this determination is based on the value of our oil and natural gas reserves and our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our capital projects.

     Generally, during the past 15 years, our contract drilling operations have encountered significant competition although in the last six months of 1996, all of 1997 and the first nine months of 1998 we experienced significant improvement in rig utilization. However, in late 1998 and through the first six months of 1999 we, along with the drilling industry as a whole, experienced a significant reduction in demand for our drilling rigs. While we experienced an increase in demand during the last six months of 1999, we anticipate that competition within our industry will, for the foreseeable future, continue to influence the use of our drilling rigs. In addition to competition, our ability to use our drilling rigs at any given time depends on a number of other factors, including the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required. We expect these factors will also continue to influence the use of our rigs in 2000.

     At December 31, 1999, we had tax net operating loss carryforwards ("NOL's") of approximately $61.8 million, the benefit of which has been recognized in our financial statements as we believe it to be more likely than not that these NOL's will be utilized by us. Approximately $1.4 million of the NOL's expire in 2000 and approximately $12.3 million expire in 2001. Should we be unable to generate sufficient income in these years to allow the utilization of the NOL's, a charge to expense will be required to give recognition to any loss of the NOL's.

     In the third quarter of 1994, our board of directors authorized us to purchase up to 1,000,000 shares of our outstanding common stock on the open market. Since that time, 160,100 shares have been repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1997, 1998 and 1999, we used 23,892, 19,863 and 25,000 of the purchased shares, respectively, as our matching contribution to our 401(k) Employee Thrift Plan. At December 31, 1999 we held no treasury shares.


Year 2000 Statement
-------------------

     We spent approximately $130,000 to make our software and hardware compliant for the transition into the year 2000. We have not experienced any material problems during the transition into the new year and have not received reports of any material problems from any of our suppliers or customers.


Effects of Inflation
--------------------

     In previous years the effects of inflation on our operations have been minimal due to low inflation rates. However, during the last six months of 1996, throughout 1997 and in the last half of 1999, as drilling rig day rates and drilling rig utilization increased, the impact of inflation increased as the availability of equipment, third party services and qualified labor decreased. How inflation will effect us in the future will depend on the increase, if any, we realize in our drilling rig rates and the prices we receive for our oil and natural gas. If industry activity suddenly and substantially increases, shortages in support equipment such as drill pipe, third party services and qualified labor could occur resulting in additional corresponding increases in our material and labor costs. These conditions may limit our ability to realize improvements in operating profits.

New Accounting Pronouncement
----------------------------------

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, FAS 133 was amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB Statement No. 133" (FAS 137). FAS 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for Unit). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, based on the nature of our use of derivative instruments, the adoption of FAS 133 will not have a significant effect on our results of operations or financial position.

Results of Operations
---------------------

1999 versus 1998
----------------

     Net income for 1999 was $1,486,000, compared with $2,246,000 in 1998.
Lower natural gas and oil prices in the first half of 1999 reduced both the demand for our drilling rigs and the rates we received for the drilling rigs that were operating.

     Our oil and natural gas revenues increased 5 percent in 1999 due to a 6 percent and 37 percent increase in the average prices we received for natural gas and oil, respectively. For the year, natural gas production decreased by 3 percent and oil production decreased by 16 percent when compared to 1998. Our oil production is declining because we have emphasized in recent years the drilling of development wells aimed at replacing and increasing our natural gas reserves. Our natural gas production decreased because we curtailed our development drilling program during the first half of 1999 while oil and natural gas prices were depressed. As prices began to improve during the last six months of 1999, our natural gas production increased as we increased our drilling program. Natural gas production for the fourth quarter of 1999 exceeded 1998's fourth quarter production by 3 percent.

     In 1999, revenues from our contract drilling operations increased by 4 percent as the average number of drilling rigs being used increased from

22.9 in 1998 to 23.1 in 1999. Revenues per rig per day increased 3 percent between the comparative years. During the first nine months of 1999 as compared to the same period of 1998, our average drilling rig utilization was down 22 percent and our average revenues per rig day was down 4 percent. The acquisition of the Parker drilling rigs added 6.5 rigs to our utilization rate in the fourth quarter of 1999 at dayrates substantially higher than those achieved in our other marketing area. As a result, that acquisition had a strong impact on our contract drilling fourth quarter and year-end operating results, adding $5.6 million in revenues. Daywork revenues represented 61 percent of our total drilling revenues in 1999 and 64 percent in 1998.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 67 percent in 1999 and 64 percent in 1998. This increase resulted primarily from the increase in the average oil and natural gas prices we received and a 3 percent decrease in operating costs between the comparative years.

     Our contract drilling operating margins decreased from 18 percent in 1998 to 14 percent in 1999. This reduction was generally due to decreases during the first nine months of 1999 in both daily drilling rig revenue rates and utilization and increases in operating costs. Total contract drilling operating costs were up 9 percent in 1999 versus 1998 due to increased labor costs and related benefit costs, including workers' compensation.

     Contract drilling depreciation increased 19 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs. Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 1 percent as the average DD&A rate per Mcfe increased 5 percent to $0.88 in 1999. The DD&A rate increase was partially offset by the previously discussed decrease in production.

     General and administrative expenses increased 4 percent as certain employee benefit costs and outside services increased. Interest expense increased 6 percent as our average outstanding debt increased 10 percent during 1999. The average interest rate decreased from 7.11 percent in 1998 to 7.00 percent in 1999.

     On May 3, 1999, our contract drilling offices in Moore, Oklahoma were struck by a tornado destroying two buildings and damaging various vehicles and drilling equipment. In May 1999, we received $500,000 of insurance proceeds for the destroyed buildings, and as a result, in the second quarter of 1999, we recognized a gain of $315,000 recorded as part of other revenues. Other claims for the contents of the two buildings and damaged equipment and damage removal covered under other insurance policies have been filed. We do not expect any financial loss to be incurred from these claims.

1998 versus 1997
----------------

     Net income for 1998 was $2,246,000, compared with $11,124,000 in 1997.
Increases in the number of rigs utilized and increased natural gas production were more than offset by substantial decreases in the average price received for both oil and natural gas and to a lesser extent from reduced oil production and contract drilling rates.

     Oil and natural gas revenues decreased 13 percent in 1998 due to a 21 percent and 33 percent decrease in average natural gas and oil prices received, respectively along with a 10 percent reduction in oil production. These decreases were partially offset by a 19 percent increase in natural gas production. Oil production declined from 1997 levels due to our emphasis over the past three years in drilling development wells which focused on replacing and increasing natural gas reserves. Average natural gas spot market prices received by us decreased 20 percent. The natural gas previously subject to the settlement agreement, which ended at December 31, 1997 and contained provisions for prices higher than current spot market prices, is now being sold at spot market prices consistent with the rest of the natural gas sold by us. The impact of higher prices received under the settlement agreement increased pre-tax income by approximately $540,000 in 1997.

     In 1998, revenues from contract drilling operations increased by 16 percent as average rig utilization increased from 19.2 rigs operating in 1997 to 22.9 rigs operating in 1998. Daywork revenues per rig per day decreased 3 percent between the comparative years. During the first three quarters of 1998, our monthly rig utilization consistently remained at or above 23 rigs with daywork revenue per rig per day declining by 8 percent from the January 1998 rate. In the fourth quarter utilization dropped 27 percent from the previous quarter and dayrates decreased another 6 percent. Total daywork revenues represented 64 percent of total drilling revenues in 1998 and 72 percent in 1997. Turnkey and footage contracts typically provide for higher revenues since a greater portion of the expense of drilling the well is borne by the drilling contractor.

     Operating margins (revenues less operating costs) for our natural gas and oil operations were 64 percent in 1998 compared to 71 percent in 1997. Decreased operating margins resulted primarily from the decrease in average natural gas and oil prices received by us between the two years. Total operating costs were 9 percent higher in 1998 compared to 1997 as we continue to add producing properties.

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

     Contract drilling depreciation increased 37 percent in response to increased rig utilization and additional drilling capital expenditures throughout 1997 and 1998. Depreciation, depletion and amortization ("DD&A") of oil and natural gas properties increased 27 percent as we increased our equivalent barrels of production by 14 percent and our average DD&A rate per Mcfe increased 11 percent to $0.83 in 1998.

     General and administrative expenses increased 6 percent as certain employee costs increased. Interest expense increased 65 percent as our average outstanding debt increased 65 percent during 1998. The average interest rate decreased from 7.28 percent in 1997 to 7.11 percent in 1998.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

     Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates.

     Commodity Price Risk - Our major market risk exposure is in the pricing of our oil and natural gas production. The price we receive is primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, prices we have received for our oil and natural gas production have been volatile and such volatility is expected to continue.

     To reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. During six different months of 1999 we had swap transactions applying to approximately 22 to 44 percent of our daily gas production. These transactions yielded a reduction in our natural gas revenues of $487,000. At December 31, 1999, we did not have any forward of future contracts relating to the production of our oil and natural gas. In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our production at the higher oil prices which currently exist. These transactions apply to approximately 60 percent of our daily natural gas production covering the period from April 1, 2000 to July 31, 2000 and 30 percent of our oil production for August and September of 2000, at prices ranging from $24.42 to $27.01.

     Interest Rate Risk - Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the prime rate or the London Interbank Offered Rate ("Libor rate"). At our election, borrowings under our revolving credit and term loan may be fixed at the Libor rate for periods up to 180 days. Historically, we have not utilized any financial instruments, such as interest rate swaps, to attempt to manage the exposure to increases in interest rates. However, we may consider the use of such financial instruments in the future based on our assessment of future interest rates. The impact on annual cash flow before taxes of a one percent change in the floating rate bases on our average outstanding long-term debt in 1999 would have been approximately $711,000.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

                    UNIT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                    As of December 31,
                                                  ----------------------
                                                     1998        1999
                                                  ----------  ----------
                                                      (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                     $     446   $     478
    Accounts receivable (less allowance for
      doubtful accounts of $274 and $573)            13,149      21,528
    Materials and supplies                            3,298       3,259
    Prepaid expenses and other                        2,650       2,475
                                                  ----------  ----------
        Total current assets                         19,543      27,740
                                                  ----------  ----------

Property and Equipment:
    Drilling equipment                              123,258     177,238
    Oil and natural gas properties, on
      the full cost method                          271,960     291,760
    Transportation equipment                          2,955       3,448
    Other                                             6,870       7,593
                                                  ----------  ----------
                                                    405,043     480,039
    Less accumulated depreciation, depletion,
      amortization and impairment                   207,883     230,233
                                                  ----------  ----------
        Net property and equipment                  197,160     249,806
                                                  ----------  ----------
Other Assets                                          6,361       6,027
                                                  ----------  ----------
Total Assets                                      $ 223,064   $ 283,573
                                                  ==========  ==========



            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    As of December 31,
                                                  ----------------------
                                                     1998        1999
                                                  ----------  ----------
                                                      (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
Current Liabilities:
    Current portion of long-term
      liabilities and debt                        $   1,801   $   1,719
    Accounts payable                                  8,517      14,285
    Accrued liabilities                               7,362       7,977
    Contract advances                                   310         358
                                                  ----------  ----------
        Total current liabilities                    17,990      24,339
                                                  ----------  ----------
Long-Term Debt                                       72,900      65,400
                                                  ----------  ----------
Other Long-Term Liabilities (Note 4)                  2,301       2,265
                                                  ----------  ----------
Deferred Income Taxes                                18,583      19,712
                                                  ----------  ----------
Commitments and Contingencies (Note 9)

Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued          -           -
    Common stock, $.20 par value,
      40,000,000 shares authorized,
      25,563,165 and 33,815,676 shares
      issued, respectively                            5,113       6,763
    Capital in excess of par value                   82,187     139,487
    Retained earnings                                24,121      25,607
    Treasury stock, at cost (25,000 and 0
      shares, respectively)                            (131)        -
                                                  ----------  ----------
        Total shareholders' equity                  111,290     171,857
                                                  ----------  ----------
Total Liabilities and Shareholders' Equity        $ 223,064   $ 283,573
                                                  ==========  ==========

            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                  --------------------------------------
                                     1997          1998          1999
                                  ----------    ----------    ----------
                                  (In thousands except per share amounts)
Revenues:
    Contract drilling             $  46,199     $  53,528     $  55,479
    Oil and natural gas              45,581        39,703        41,540
    Other                                84           106           434
                                  ----------    ----------    ----------
            Total revenues           91,864        93,337        97,453
                                  ----------    ----------    ----------
Expenses:
    Contract drilling:
        Operating costs              36,419        43,729        47,721
        Depreciation                  4,216         5,766         6,851
    Oil and natural gas:
        Operating costs              13,201        14,328        13,898
        Depreciation, depletion
          and amortization           12,625        16,069        16,197
    General and administrative        4,621         4,891         5,071
    Interest                          2,921         4,815         5,081
                                  ----------    ----------    ----------
            Total expenses           74,003        89,598        94,819
                                  ----------    ----------    ----------
Income Before Income Taxes           17,861         3,739         2,634
                                  ----------    ----------    ----------
Income Tax Expense:
    Current                             118           139            19
    Deferred                          6,619         1,354         1,129
                                  ----------    ----------    ----------
            Total income taxes        6,737         1,493         1,148
                                  ----------    ----------    ----------
Net Income                        $  11,124     $   2,246     $   1,486
                                  ==========    ==========    ==========
Net Income Per Common Share:
    Basic                         $     .46     $     .09     $     .05
                                  ==========    ==========    ==========
    Diluted                       $     .45     $     .09     $     .05
                                  ==========    ==========    ==========









            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               Year Ended December 31, 1997, 1998 and 1999

                                     Capital
                                        In
                                      Excess
                           Common     Of Par    Retained   Treasury
                           Stock      Value     Earnings    Stock       Total
                          --------  ----------  ---------  --------  ----------
                                             (In thousands)
Balances,
  January 1, 1997         $ 4,831   $  62,735   $ 10,751   $  (107)  $  78,210
    Net income                -           -       11,124       -        11,124
    Activity in employee
      compensation plans
      (57,524 shares)          12         718        -          89         819
    Issuance of stock for
      acquisition
      (1,300,000 shares)      260      18,590        -         -        18,850
    Purchase of treasury
      stock
      (15,000 shares)         -           -          -        (138)       (138)
                          --------  ----------  ---------  --------  ----------

Balances,
  December 31, 1997         5,103      82,043     21,875      (156)    108,865
    Net income                -           -        2,246       -         2,246
    Activity in employee
      compensation plans
      (48,329 shares)          10         144        -         156         310
    Purchase of treasury
      stock (25,000
      shares)                 -          -           -        (131)       (131)
                          --------  ----------  ---------  --------  ----------

Balances,
  December 31, 1998         5,113      82,187     24,121      (131)    111,290
    Net income                -           -        1,486       -         1,486
    Activity in employee
      compensation plans
      (252,511 shares)         50         680        -         131         861
    Sale of Common Stock
      (7,000,000 shares)    1,400      48,682        -         -        50,082
    Issuance of stock for
      acquisition
      (1,000,000 shares)      200       7,938        -         -         8,138
                          --------  ----------  ---------  --------  ----------

Balances,
  December 31, 1999       $ 6,763   $ 139,487   $ 25,607   $   -     $ 171,857
                          ========  ==========  =========  ========  ==========


           The accompanying notes are an integral part of the consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                        ----------------------------------
                                           1997        1998        1999
                                        ----------  ----------  ----------
                                                  (In thousands)
Cash Flows From Operating
  Activities:
    Net Income                          $  11,124   $   2,246   $   1,486
    Adjustments to reconcile
      net income to net cash
      provided (used) by
      operating activities:
        Depreciation, depletion,
          and amortization                 17,199      22,186      23,367
        Loss (gain) on disposition
          of assets                           (94)         17        (400)
        Employee stock compensation
          plans                               244         561         436
        Bad debt expense                      250         -           255
        Deferred tax expense                6,619       1,354       1,129
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                (1,762)      6,664      (8,634)
        Materials and supplies             (1,233)        237          39
        Prepaid expenses and other           (211)       (444)        175
        Accounts payable                    2,062         948       2,503
        Accrued liabilities                 1,430         (27)      1,383
        Contract advances                  (1,208)        218          48
        Other liabilities                     (70)       (447)       (442)
                                        ----------  ----------  ----------
            Net cash provided by
              operating activities         34,350      33,513      21,345
                                        ----------  ----------  ----------

















            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                               Year Ended December 31,
                                        ----------------------------------
                                           1997        1998        1999
                                        ----------  ----------  ----------
                                                  (In thousands)
Cash Flows From Investing Activities:
    Capital expenditures (including
      producing property acquisitions)  $ (45,115)  $ (53,654)    (68,313)
    Cash received on acquisition
      of drilling company (Note 2)          1,611         -           -
    Proceeds from disposition of
      property and equipment                  792         964       1,372
    (Acquisition) disposition
      of other assets                        (314)        (93)         91
                                        ----------  ----------  ----------
            Net cash used in
              investing activities        (43,026)    (52,783)    (66,850)
                                        ----------  ----------  ----------
Cash Flows From Financing Activities:
    Borrowings under line of credit        34,400      52,700      61,600
    Payments under line of credit         (25,900)    (32,900)    (68,100)
    Net payments on notes payable
      and other long-term debt                -          (470)     (1,081)
    Proceeds from sale of common stock        225          59      50,144
    Book overdrafts (Note 1)                  -           -         2,974
    Acquisition of treasury stock            (138)       (131)        -
                                        ----------  ----------  ----------
            Net cash provided by
              financing activities          8,587      19,258      45,537
                                        ----------  ----------  ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                        (89)        (12)         32
Cash and Cash Equivalents,
  Beginning of Year                           547         458         446
                                        ----------  ----------  ----------
Cash and Cash Equivalents, End of Year  $     458   $     446   $     478
                                        ==========  ==========  ==========

Supplemental Disclosure of Cash Flow
  Information:
    Cash paid during the year for:
        Interest                        $   2,910   $   4,064   $   5,660
        Income taxes                    $     102   $     507         -








            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation

     The consolidated financial statements include the accounts of Unit Corporation and its directly and indirectly wholly owned subsidiaries. The investment in limited partnerships is accounted for on the proportionate consolidation method, whereby Unit's share of the partnerships' assets, liabilities, revenues and expenses is included in the appropriate classification in the accompanying consolidated financial statements.

Nature of Business

     Unit is engaged in the land contract drilling of natural gas and oil wells and the exploration, development, acquisition and production of oil and natural gas properties. Our current contract drilling operations are focused primarily in the natural gas producing provinces of the Oklahoma and Texas areas of the Anadarko and Arkoma Basins, the Texas Gulf Cost and the Rocky Mountain regions. Unit's primary exploration and production operations are also conducted in the Anadarko and Arkoma Basins and in the Texas Gulf Coast area. The majority of its contact drilling and exploration and production activities are oriented toward drilling for and producing natural gas. At December 31, 1999, Unit had an interest in a total of 2,483 wells and served as operator of 519 of those wells. Unit provides land contract drilling services for a wide range of customers using the drilling rigs which it owns and operates. In 1999, 40 of the Company's 47 rigs were in operation.

Drilling Contracts

     Unit recognizes revenues generated from "daywork" drilling contracts as the services are performed, which is similar to the percentage of completion method. Under "footage" and "turnkey" contracts, Unit bears the risk of completion of the well therefore, revenues and expenses are recognized using the completed contract method. The duration of all three types of contracts range typically from 20 to 90 days. The entire amount of a loss, if any, is recorded when the loss is determinable. The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" contracts, which are still in process at the end of the period, and are included in other current assets.

Cash Equivalents and Book Overdrafts

     Unit includes as cash equivalents, certificates of deposits and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued prior to the end of the period, but not presented to Unit's bank for payment prior to the end of the period. At December 31, 1999, book overdrafts of $2.9 million have been included in accounts payable.

Property and Equipment

     Drilling equipment, transportation equipment and other property and equipment are carried at cost. Renewals and betterments are capitalized while repairs and maintenance are expensed. Depreciation of drilling equipment is recorded using the units-of-production method based on estimated useful lives, including a minimum provision of 20 percent of the active rate when the equipment is idle. Unit uses the composite method of depreciation for drill pipe and collars and calculates the depreciation by footage actually drilled compared to total estimated remaining footage. Depreciation of other property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.

     Realization of the carrying value of our property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in such estimates could cause Unit to reduce the carrying value of our property and equipment.

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

Goodwill

     Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company over the fair value of the net assets acquired and is being amortized on the straight-line method over 25 years. Goodwill is evaluated periodically for impairment, when it appears an impairment may have occurred. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair market value of the related assets. Net goodwill reported in other assets at December 31, 1998 and 1999 was $5,818,000 and $5,575,000, respectively with accumulated amortization at December 31, 1998 and 1999 of $264,000 and $507,000, respectively.

Oil and Natural Gas Operations

     Unit accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. Independent petroleum engineers annually review Unit's determination of its oil and natural gas reserves. The average composite rates used for depreciation, depletion and amortization ("DD&A") were $0.75, $0.83 and $0.88 per Mcfe in 1997, 1998 and 1999, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from Unit's oil and natural gas properties. As discussed in Note 12, such estimates are imprecise. Changes in these estimates or declines in oil and natural gas prices could cause Unit in the near-term to reduce the carrying value of our oil and natural gas properties.

     No gains or losses are recognized upon the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

     The SEC's full cost accounting rules prohibit recognition of income in current operations for services performed on oil and natural gas properties in which Unit has an interest or on properties in which a partnership, of which Unit is a general partner, has an interest. Accordingly, in 1997 and 1998, Unit recorded $314,000 and $437,000 of contract drilling profits, respectively, as a reduction of the carrying value of its oil and natural gas properties rather than including these profits in current operations. No contract drilling profits were realized on such interests in 1999.

Limited Partnerships

     Unit's wholly owned subsidiary, Unit Petroleum Company, is a general partner in fifteen oil and natural gas limited partnerships sold privately and publicly. Some of Unit's officers, directors and employees own interests in most of these partnerships. Unit shares partnership revenues and costs in accordance with formulas prescribed in each limited partnership agreement. The partnerships also reimburse Unit for certain administrative costs incurred on behalf of the partnerships.

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

Natural Gas Balancing

     We use the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. Based upon our 1999 average natural gas price of $2.05 per Mcf received (exclusive of hedging activities), Unit estimates its balancing position to be approximately $4.6 million on under-produced properties and approximately $3.0 million on over-produced properties. Unit's policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which Unit has imbalances are not material.

Employee and Director Stock Based Compensation

     Unit applies APB Opinion 25 in accounting for its stock option plans for its employees and directors. Under this standard, no compensation expense is recognized for grants of options, which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on Unit's grants in 1997, 1998 and 1999 no compensation expense has been recognized. As provided by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," Unit has disclosed the pro forma effects of recording compensation for such option grants based on fair value in Note 6 to the financial statements.

Self Insurance

     Unit utilizes self insurance programs for employee group health and worker's compensation. Self insurance costs are accrued based upon the aggregate of estimated liabilities for reported claims and claims incurred but not yet reported.

Financial Instruments and Concentrations of Credit Risk

     Financial instruments, which potentially subject Unit to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and natural gas companies. Unit does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising Unit's customer base. During 1999, one purchaser of Unit's oil and natural gas production accounted for approximately 11 percent of consolidated revenues. At December 31, 1999 accounts receivable from one oil and natural gas purchaser was approximately $2.7 million. In addition, at December 31, 1998 and 1999, Unit had a concentration of cash of $1.5 million and $0.4 million, respectively, with one bank.

Hedging Activities

     To reduce the impact of fluctuations in the market prices of oil and natural gas, Unit periodically utilizes hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of the hedged production. At December 31, 1998 and 1999, Unit had no such hedging or derivative transactions.

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

Impact of Financial Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In June 1999, FAS 133 was amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB Statement No. 133" (FAS 137). FAS 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000

(January 1, 2001 for Unit). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of Unit anticipates that, based on the nature of its use of derivative instruments, the adoption of FAS 133 will not have a significant effect on Unit's results of operations or financial position.

NOTE 2 - ACQUISITIONS
---------------------

     On September 30, 1999, Unit acquired 13 land drilling rigs from Parker Drilling Company and Parker Drilling Company North America, Inc. Under the terms of the acquisition, the sellers received 1,000,000 shares of Unit's common stock valued at $8,138,000 and $40,000,000 in cash. The cash portion of the consideration was funded through an offering of 7,000,000 shares of Unit's common stock, which closed on September 29, 1999. The proceeds received by Unit from the offering were $50,082,000 net of commission fees and other costs. The acquisition has been accounted for as a purchase and the results of operations of the acquired rigs have been included in the consolidated financial statements since the date of acquisition.

     Unaudited summary pro forma results of operations for Unit, reflecting the above described acquisition as if it had occurred at the beginning of the year ended December 31, 1998 and December 31, 1999, are as follows, respectively; revenues, $126,324,000 and $112,346,000; net income $5,649,000 and $2,853,000; and net income per common share (diluted), $0.17 and $0.08. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective period nor of the results which may occur in the future.

     On November 20, 1997, we acquired Hickman Drilling Company. The selling stockholders of Hickman Drilling Company received, in the aggregate, 1,300,000 shares of common stock valued at $18,850,000 and promissory notes of $5,000,000 to be paid in five equal annual installments commencing January 2, 1999. The acquisition has been accounted for as a purchase and the results of Hickman Drilling Company have been included in the accompanying consolidated financial statements since the date of acquisition.

NOTE 3 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings per share.

                                                  WEIGHTED
                                   INCOME          SHARES      PER-SHARE
                                 (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                -------------   -------------  ----------

For the Year Ended
  December 31, 1997:
    Basic earnings per
      common share              $ 11,124,000      24,327,000   $    0.46
                                                               ==========
    Effect of dilutive
      stock options                      -           380,000
                                -------------   -------------
    Diluted earnings per
      common share              $ 11,124,000      24,707,000   $    0.45
                                =============   =============  ==========

For the Year Ended
  December 31, 1998:
    Basic earnings per
      common share              $  2,246,000      25,544,000   $    0.09
                                                               ==========
    Effect of dilutive
      stock options                      -           340,000
                                -------------   -------------
    Diluted earnings per
      common share              $  2,246,000      25,884,000   $    0.09
                                =============   =============  ==========

For the Year Ended
  December 31, 1999
    Basic earnings per
      common share              $  1,486,000      27,813,000   $    0.05
                                                               ==========
    Effect of dilutive
      stock options                      -           274,000
                                -------------   -------------
    Diluted earnings per
      common share              $  1,486,000      28,087,000   $    0.05
                                =============   =============  ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price on common shares for the years ended December 31,:

                                          1997        1998        1999
                                       ----------  ----------  ----------
 Options                                   2,500     191,000     196,500
                                       ==========  ==========  ==========
 Average exercise price                $   11.32   $    8.60   $    8.49
                                       ==========  ==========  ==========

NOTE 4 - LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
-------------------------------------------------------

     Long-term debt consisted of the following as of December 31, 1998 and
1999:
                                                  1998        1999
                                               ----------  ----------
                                                   (In thousands)
Revolving credit and term loan,
  with interest at December 31,
  1998 and 1999 of 6.3 percent
  and 7.5 percent, respectively                $  68,900      62,400
Notes payable for Hickman
  Drilling Company acquisition
  with interest at December 31,
  1998 and 1999 of 7.8 percent
  and 8.5 percent, respectively                    5,000       4,000
                                               ----------  ----------
                                                  73,900      66,400
Less current portion                               1,000       1,000
                                               ----------  ----------
Total long-term debt                           $  72,900   $  65,400
                                               ==========  ==========

     At December 31, 1999, Unit's bank loan agreement provided for a total loan commitment of $100 million consisting of a revolving credit facility through May 1, 2002 and a term loan thereafter, maturing on May 1, 2005. Borrowings under the loan agreement are limited to a borrowing value, which as of December 31, 1999 was $85 million. The loan value under the revolving credit facility is subject to a semi-annual re-determination calculated as the sum of a percentage of the discounted future value of Unit's oil and natural gas reserves, as determined by the banks, plus the greater of (i) 50 percent of the appraised value of Unit's contract drilling rigs or (ii) two times the previous 12 months cash flow from the contract drilling rigs, limited in either case to $20 million. Any declines in commodity prices would adversely impact the determination of the borrowing value.

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

     At Unit's election, any portion of the debt outstanding may be fixed at the Libor Rate for 30, 60, 90 or 180 days. During any Libor Rate funding period the outstanding principal balance of the note to which such Libor Rate option applies may not be paid. Borrowings under the Prime Rate option may be paid anytime in part or in whole without premium or penalty.

     Unit paid an origination fee of $85,000 at inception of the loan agreement and a facility fee of 3/8 of one percent is charged for any unused portion of the borrowing value. Some of Unit's drilling rigs are collateral for such indebtedness and the balance of Unit's assets are subject to a negative pledge.

     The loan agreement includes prohibitions against (i) the payment of dividends (other than stock dividends) during any fiscal year in excess of 25 percent of the consolidated net income of Unit during the preceding fiscal year, and only if working capital provided from operations during said year is equal to or greater than 175 percent of current maturities of long-term debt at the end of such year, (ii) the incurrence by Unit or any of its subsidiaries of additional debt with certain very limited exceptions and (iii) the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any property of Unit or any of its subsidiaries, except in favor of its banks. The loan agreement also requires that Unit maintain consolidated net worth of at least $75 million, a current ratio of not less than 1 to 1, a ratio of long-term debt, as defined in the loan agreement, to consolidated tangible net worth not greater than 1.2 to 1 and a ratio of total liabilities, as defined in the loan agreement, to consolidated tangible net worth not greater than 1.65 to 1. In addition, working capital provided by operations, as defined in the loan agreement, cannot be less than $18 million in any year.

     In November 1997, we completed the acquisition of Hickman Drilling Company. In association with this acquisition, we issued an aggregate of $5.0 million in promissory notes payable in five equal annual installments commencing January 2, 1999, with interest at the Prime Rate.

     Other long-term liabilities consisted of the following as of December 31, 1998 and 1999:

                                                  1998        1999
                                               ----------  ----------
                                                   (In thousands)
Natural gas purchaser prepayment               $   1,759   $   1,317
Separation benefit plan                            1,012       1,419
Rig acquisition                                      331         248
                                               ----------  ----------
                                                   3,102       2,984
Less current portion                                 801         719
                                               ----------  ----------
Total other long-term liabilities              $   2,301   $   2,265
                                               ==========  ==========

     At December 31, 1999, Unit has a prepayment balance of $1.3 million representing proceeds received from a purchaser for prepayment of natural gas under a natural gas settlement agreement, which terminated on December 31, 1997. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners for their proportionate share of the prepayments. At termination, the December 31, 1997 prepayment balance of $2.2 million became payable in equal annual payments over a five year period. The annual payment of $441,000 is due on June 1 of each year thru June 1, 2002.

     Unit has other long-term liabilities of $1,667,000, consisting of $248,000 from the December 9, 1997 acquisition of a Mid-Continent U-36-A, 650 horsepower rig plus additional spare rig equipment and $1,419,000 accrued in connection with its Separation Benefit Plan. The debt for rig equipment is payable over a maximum of three years from the closing date of the acquisition.

     Estimated annual principal payments under the terms of long-term debt and other long-term liabilities and debt from 2000 through 2004 are $1,719,000, $1,440,000, $13,571,000, $21,800,000 and $20,800,000. Based on
the borrowing rates currently available to Unit for debt with similar terms and maturities, long-term debt at December 31, 1999 approximates its fair value.

NOTE 5 - INCOME TAXES
---------------------

     A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income to Unit's effective income tax expense is as follows:

                                            1997        1998        1999
                                         ----------  ----------  ----------
                                                   (In thousands)
Income tax expense computed by
  applying the statutory rate            $   6,073   $   1,271   $     896
State income tax, net of
  federal benefit                              733         150         105
Goodwill and other                             (69)         72         147
                                         ----------  ----------  ----------
     Income tax expense (benefit)        $   6,737   $   1,493   $   1,148
                                         ==========  ==========  ==========

     Deferred tax assets and liabilities are comprised of the following at December 31, 1998 and 1999:

                                                 1998         1999
                                             -----------  -----------
                                                  (In thousands)
Deferred tax assets:
    Allowance for losses
      and nondeductible accruals             $    1,680   $    2,370
    Net operating loss carryforward              12,541       23,475
    Statutory depletion carryforward              2,260        2,260
    Investment tax credit carryforward              530          335
    Alternative minimum tax credit
      carryforward                                  431          431
                                             -----------  -----------
            Gross deferred tax assets            17,442       28,871

    Valuation allowance                            (530)        (335)
    Deferred tax liability-
      Depreciation, depletion and
      amortization                              (35,495)     (48,248)
                                             -----------  -----------
            Net deferred tax liability       $  (18,583)  $  (19,712)
                                             ===========  ===========

     The deferred tax asset valuation allowance reflects that the investment tax credit carryforwards may not be utilized before the expiration dates due in part to the effects of anticipated future exploratory and development drilling costs. The reduction in the valuation allowance was the result of the expiration of investment tax credit carryforwards in 1999.

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

     At December 31, 1999, Unit has net operating loss carryforwards for regular tax purposes of approximately $61,776,000 and net operating loss carryforwards for alternative minimum tax purposes of approximately $39,733,000 which expire in various amounts from 2000 to 2019. Unit has investment tax credit carryforwards of approximately $335,000 which expire in 2000. In addition, a statutory depletion carryforward of approximately $5,948,000, which may be carried forward indefinitely, is available to reduce future taxable income, subject to statutory limitations.

NOTE 6 - EMPLOYEE BENEFIT AND COMPENSATION PLANS
------------------------------------------------

     In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan ("the Plan") whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, Unit's shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions. On January 4, 1999, 87,376 shares of common stock were issued for payment of Unit's 1998 year-end bonuses. No shares were issued under the Plan in 1997 and 1998.

     Unit also has a Stock Option Plan, which provides for the granting of options for up to 1,500,000 shares of common stock to officers and employees. The plan permits the issuance of qualified or nonqualified stock options. Options granted become exercisable at the rate of 20 percent per year one year after being granted and expire after ten years from the original grant date. The exercise price for options granted to date was based on the fair market value on the date of the grant.

     Activity pertaining to the Stock Option Plan is as follows:
                                                              WEIGHTED
                                                   NUMBER     AVERAGE
                                                     OF       EXERCISE
                                                   SHARES      PRICE
                                                -----------  ----------
Outstanding at January 1, 1997                     636,800   $    4.13
    Granted                                         24,000        9.00
    Exercised                                      (56,440)       2.71
    Canceled                                       (30,200)       7.89
                                                -----------  ----------
Outstanding at December 31, 1997                   574,160        4.28
    Granted                                        227,000        3.96
    Exercised                                      (21,300)       2.71
    Canceled                                       (10,500)       7.05
                                                -----------  ----------
Outstanding at December 31, 1998                   769,360        4.19
    Exercised                                     (109,760)       2.76
    Canceled                                        (2,000)      10.00
                                                -----------  ----------
Outstanding at December 31, 1999                   657,600   $    4.41
                                                ===========  ==========

                                         OUTSTANDING OPTIONS
                                -------------------------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED
                                   NUMBER     REMAINING     AVERAGE
               EXERCISE              OF      CONTRACTUAL    EXERCISE
                PRICES             SHARES        LIFE        PRICE
       -----------------------  -----------  -----------  -----------
           $ 2.37 - $ 4.00         506,100   5.7  years   $     3.14
           $ 7.25 - $11.32         151,500   7.1  years   $     8.66

                                                EXERCISABLE OPTIONS
                                             -----------------------
                                                           WEIGHTED
                                                NUMBER     AVERAGE
                    EXERCISE                      OF       EXERCISE
                     PRICES                     SHARES      PRICE
       ------------------------------------  ----------- -----------
                 $ 2.37 - $ 4.00                333,500  $     2.82
                 $ 7.25 - $11.32                 80,700  $     8.70

     Options for 383,000, 427,000 and 414,200 shares were exercisable with weighted average exercise prices of $3.01, $3.42 and $3.96 at December 31, 1997, 1998 and 1999, respectively.

     In February and May 1992, the Board of Directors and shareholders, respectively, approved the Unit Corporation Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). An aggregate of 100,000 shares of Unit's common stock may be issued upon exercise of the stock options. On the first business day following each annual meeting of stockholders of Unit, each person who is then a member of the Board of Directors of Unit and who is not then an employee of Unit or any of its subsidiaries will be granted an option to purchase 2,500 shares of common stock. The option price for each stock option is the fair market value of the common stock on the date the stock options are granted. No stock options may be exercised during the first six months of its term except in case of death and no stock options are exercisable after ten years from the date of grant.

     Activity pertaining to the Directors' Plan is as follows:

                                                              WEIGHTED
                                                   NUMBER     AVERAGE
                                                     OF       EXERCISE
                                                   SHARES      PRICE
                                                -----------  ----------
Outstanding at January 1, 1997                      55,000   $    3.85
    Granted                                         12,500        8.94
    Exercised                                       (7,500)       2.67
                                                -----------  ----------
Outstanding at December 31, 1997                    60,000        5.06
    Granted                                         12,500        9.00
                                                -----------  ----------
Outstanding at December 31, 1998                    72,500        5.74
    Granted                                         12,500        6.90
    Exercised                                       (5,000)       5.13
    Cancelled                                       (2,500)       8.94
                                                -----------  ----------
Outstanding at December 31, 1999                    77,500   $    5.86
                                                ===========  ==========


                                           OUTSTANDING AND
                                         EXERCISABLE OPTIONS
                                -------------------------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED
                                   NUMBER     REMAINING     AVERAGE
               EXERCISE              OF      CONTRACTUAL    EXERCISE
                PRICES             SHARES        LIFE        PRICE
       -----------------------  -----------  -----------  -----------
           $ 1.75  - $ 3.75         32,500    4.2 years   $     3.00
           $ 6.87  - $ 9.00         45,000    8.7 years   $     7.93

     Unit applies APB Opinion 25 in accounting for Unit's Stock Option Plan and Non-Employee Director's Stock Option Plan. Accordingly, based on the nature of Unit's grants of options, no compensation cost has been recognized in 1997, 1998 and 1999. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                         1997        1998       1999
                                      ---------   ---------  ---------
Net Income (In thousands):
    As reported                       $ 11,124    $  2,246   $  1,486
                                      =========   =========  =========
    Pro forma                         $ 10,748    $  1,933   $  1,090
                                      =========   =========  =========
Basic Earnings per Share:
    As reported                       $    .46    $    .09   $    .05
                                      =========   =========  =========
    Pro forma                         $    .44    $    .08   $    .04
                                      =========   =========  =========
Diluted Earnings per Share:
    As reported                       $    .45    $    .09   $    .05
                                      =========   =========  =========
    Pro forma                         $    .43    $    .07   $    .04
                                      =========   =========  =========

     The fair value of each option granted is estimated using the Black-Scholes model. Unit's estimate of stock volatility was 0.52, 0.53 and 0.55 in 1997, 1998 and 1999, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 5.80, 4.95 and 6.70 percent in 1997, 1998 and 1999, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees. The aggregate fair value of options granted during 1997 and 1998 under the Stock Option Plan were $136,000 and $527,000, respectively. No options were issued under the Stock Option Plan in 1999. Under the Non-Employee Director's Stock Option Plan the aggregate fair value of options granted during 1997, 1998 and 1999 were $74,000, $71,000 and $58,000, respectively.

     Under Unit's 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Each employee's contribution, up to a specified maximum, may be matched by Unit in full or on a partial basis. The Company made discretionary contributions under the plan of 23,892, 46,892 and 105,819 shares of common stock and recognized expense of $329,000, $536,000 and $464,000 in 1997, 1998 and 1999,
respectively.

     Unit provides a salary deferral plan ("Deferral Plan") which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy Unit's obligation under the Deferral Plan at December 31, 1998 and 1999 totaled $1,035,000 and $1,165,000, respectively. Unit recognizes payroll expense and records a liability at the time of deferral.

     Effective January 1, 1997, Unit adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with Unit is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 week's salary for every whole year of service completed with Unit up to a maximum of 104 weeks. Benefits received under the Separation Plan will be reduced by the amount of any other benefits received from other disability or severance plans, which may be in effect during the payment period. To receive payments the recipient must waive any claims against Unit in exchange for receiving the separation benefits. On October 28, 1997, Unit adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. Unit recognized expense of $577,000 and $502,000 in 1998 and 1999, respectively, for benefits associated with anticipated payments from both separation plans.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

     Unit formed private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 1999, with a subsidiary of Unit serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with Unit in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with Unit in most drilling operations and most producing property acquisitions commenced by Unit for its own account during the period from the formation of the Partnership through December 31 of each year.

     Amounts received in the years ended December 31 from both public and private Partnerships for which Unit is a general partner are as follows:

                                         1997        1998       1999
                                      ---------   ---------  ---------
                                               (In thousands)
Contract drilling                     $    135    $    180   $     94
Well supervision and other fees       $    384    $    415   $    425
General and administrative
  expense reimbursement               $    119    $    133   $    138

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

     A subsidiary of Unit paid the Partnerships, for which Unit or a subsidiary is the general partner, $32,000, $21,000 and $9,000 during the years ended December 31, 1997, 1998 and 1999, respectively, for purchases of natural gas production.


NOTE 8 - SHAREHOLDER RIGHTS PLAN
--------------------------------

     Unit maintains a Shareholder Rights Plan (the "Plan") designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of Unit without offering fair value to all shareholders and to deter other abusive takeover tactics, which are not in the best interest of shareholders.

     Under the terms of the Plan, each share of common stock is accompanied by one right, which given certain acquisition and business combination criteria, entitles the shareholder to purchase from Unit one one-hundredth of a newly issued share of Series A Participating Cumulative Preferred Stock at a price subject to adjustment by Unit or to purchase from an acquiring Company certain shares of its common stock or the surviving company's common stock at 50 percent of its value.

     The rights become exercisable 10 days after Unit learns that an acquiring person (as defined in the Plan) has acquired 15 percent or more of the outstanding common stock of Unit or 10 business days after the commencement of a tender offer, which would result in a person owning 15 percent or more of such shares. Unit can redeem the rights for $0.01 per right at any date prior to the earlier of (i) the close of business on the tenth day following the time Unit learns that a person has become an acquiring person or (ii) May 19, 2005 (the "Expiration Date"). The rights will expire on the Expiration Date, unless redeemed earlier by Unit.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     Unit leases office space under the terms of operating leases expiring through January 31, 2005. Future minimum rental payments under the terms of the leases are approximately $478,000, $465,000, $393,000, $386,000 and
$386,000 in 2000, 2001, 2002, 2003 and 2004, respectively.  Total rent expense incurred by the Company was $373,000, $412,000 and $422,000 in 1997, 1998 and 1999, respectively.

     Unit had letters of credit supported by its Loan Agreement totaling $30,000 at December 31, 1999.

     Unit as a 40 percent owner in a corporation which provides gas gathering services, guarantees certain indebtedness of that corporation up to a maximum of $2 million (approximately $1,308,000 at December 31, 1999). The guarantee extends for a period ending on June 21, 2001.

     The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that Unit repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. Unit made repurchases of $15,000 in 1998 and $10,000 in 1999 for such limited partners' interests and did not make any such repurchases in 1997.

     Unit is a party to various legal proceedings arising in the ordinary course of its business none of which, in management's opinion, will result in judgments which would have a material adverse effect on Unit's financial position, operating results or cash flows.

NOTE 10 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

     In 1998, Unit adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." Unit has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Management evaluates the performance of Unit's operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. Unit has natural gas production in Canada, which is not significant.

                                             1997        1998        1999
                                          ----------  ----------  ----------
                                                    (In thousands)
Revenues:
    Contract drilling                     $  46,199   $  53,528   $  55,479
    Oil and natural gas                      45,581      39,703      41,540
    Other                                        84         106         434
                                          ----------  ----------  ----------
        Total revenues                    $  91,864   $  93,337   $  97,453
                                          ==========  ==========  ==========
Operating Income (1):
    Contract drilling                     $   5,564   $   4,033   $     907
    Oil and natural gas                      19,755       9,306      11,445
                                          ----------  ----------  ----------
        Total operating income               25,319      13,339      12,352

    General and administrative
      expense                                (4,621)     (4,891)     (5,071)
    Interest expense                         (2,921)     (4,815)     (5,081)
    Other income (expense)- net                  84         106         434
                                          ----------  ----------  ----------
        Income before income taxes        $  17,861   $   3,739   $   2,634
                                          ==========  ==========  ==========
Identifiable Assets (2):
    Contract drilling                     $  66,188   $  69,147   $ 125,853
    Oil and natural gas                     132,332     150,718     154,513
                                          ----------  ----------  ----------
        Total identifiable assets           198,520     219,865     280,366
    Corporate assets                          3,977       3,199       3,207
                                          ----------  ----------  ----------
        Total assets                      $ 202,497   $ 223,064   $ 283,573
                                          ==========  ==========  ==========

                                             1997        1998        1999
                                          ----------  ----------  ----------
                                                    (In thousands)
Capital Expenditures:
    Contract drilling                     $  35,193   $  11,485   $  55,656
    Oil and natural gas                      33,525      38,409      20,348
    Other                                     1,464         216         738
                                          ----------  ----------  ----------
        Total capital expenditures        $  70,182   $  50,110   $  76,742
                                          ==========  ==========  ==========
Depreciation, Depletion and
  Amortization:
    Contract drilling                     $   4,216   $   5,766   $   6,851
    Oil and natural gas                      12,625      16,069      16,197
    Other                                       358         351         319
                                          ----------  ----------  ----------
        Total depreciation,
          depletion and amortization      $  17,199   $  22,186   $  23,367
                                          ==========  ==========  ==========

----------------------
(1) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2) Identifiable assets are those used in Unit's operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------
     Summarized quarterly financial information for 1998 and 1999 is as follows:
                                      Three Months Ended
                      ---------------------------------------------------
                        MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31
                      -----------   ----------- ------------  -----------
Year ended                   (In thousands except per share amounts)
  December 31, 1998:
    Revenues          $   24,249    $   26,054   $   23,627   $   19,407
                      ===========   ===========  ===========  ===========
    Gross profit(1)   $    3,471    $    4,450   $    3,537   $    1,881
                      ===========   ===========  ===========  ===========
    Income (loss)
      before income
      taxes           $    1,163    $    2,053   $    1,136   $     (613)
                      ===========   ===========  ===========  ===========
    Net income
      (loss)          $      725    $    1,235   $      654   $     (368)
                      ===========   ===========  ===========  ===========
    Earnings (loss)
      per common
      share:
        Basic (2)     $      .03    $      .05   $      .03   $     (.01)
                      ===========   ===========  ===========  ===========
        Diluted (2)   $      .03    $      .05   $      .03   $     (.01)
                      ===========   ===========  ===========  ===========
  December 31, 1999:
    Revenues          $   19,697    $   19,479   $   22,613   $   35,664
                      ===========   ===========  ===========  ===========
    Gross profit(1)   $      456    $      749   $    3,729   $    7,418
                      ===========   ===========  ===========  ===========
    Income (loss)
      before income
      taxes           $   (1,976)   $   (1,355)  $    1,226   $    4,739
                      ===========   ===========  ===========  ===========
    Net income
      (loss)          $   (1,274)   $     (874)  $      690   $    2,944
                      ===========   ===========  ===========  ===========
    Earnings (loss)
      per common
      share:
        Basic (2)     $     (.05)   $     (.03)  $      .03   $      .09
                      ===========   ===========  ===========  ===========
        Diluted (3)   $     (.05)   $     (.03)  $      .03   $      .09
                      ===========   ===========  ===========  ===========

------------------
(1) Gross Profit excludes other revenues, general and administrative expense and interest expense.

(2) As a result of shares issued during the year, earnings per share for the year's four quarters, which is based on average shares outstanding during each quarter, does not equal the annual earnings per share, which is based on the average shares outstanding during the year.

(3) Due to the effect of additional shares sold in the equity offering and issued for the Parker rig acquisition and the effect of price changes of Unit's stock, diluted earnings per share for the year's four quarters, which includes the effect of potential dilutive common shares calculated during each quarter, does not equal the annual diluted earnings per share, which includes the effect of such potential dilutive common shares calculated for the entire year.

NOTE 12 - OIL AND NATURAL GAS INFORMATION
-----------------------------------------

     The capitalized costs at year end and costs incurred during the year were as follows:

                                          USA        CANADA      TOTAL
                                      -----------  ---------  -----------
                                                 (In thousands)
1997:
Capitalized costs:
    Proved properties                 $  225,166   $    480   $  225,646
    Unproved properties                    7,935         78        8,013
                                      -----------  ---------  -----------
                                         233,101        558      233,659
    Accumulated depreciation,
      depletion, amortization
      and impairment                    (115,000)      (405)    (115,405)
                                      -----------  ---------  -----------
        Net capitalized costs         $  118,101   $    153   $  118,254
                                      ===========  =========  ===========
Cost incurred:
    Unproved properties               $    3,540   $     78   $    3,618
    Producing properties                   1,518         -         1,518
    Exploration                            1,785         -         1,785
    Development                           26,604         -        26,604
                                      -----------  ---------  -----------
        Total costs incurred          $   33,447   $     78   $   33,525
                                      ===========  =========  ===========

1998:
Capitalized costs:
    Proved properties                 $  261,299   $    480   $  261,779
    Unproved properties                    9,900        281       10,181
                                      -----------  ---------  -----------
                                         271,199        761      271,960
    Accumulated depreciation,
      depletion, amortization
      and impairment                    (130,894)      (412)    (131,306)
                                      -----------  ---------  -----------
        Net capitalized costs         $  140,305   $    349   $  140,654
                                      ===========  =========  ===========
Cost incurred:
    Unproved properties               $    4,297   $    203   $    4,500
    Producing properties                   9,026         -         9,026
    Exploration                            2,270         -         2,270
    Development                           22,613         -        22,613
                                      -----------  ---------  -----------
        Total costs incurred          $   38,206   $    203   $   38,409
                                      ===========  =========  ===========

                                          USA        CANADA      TOTAL
                                      -----------  ---------  -----------
                                                 (In thousands)
1999:
Capitalized costs:
    Proved properties                 $  281,274   $    508   $  281,782
    Unproved properties                    9,596        382        9,978
                                      -----------  ---------  -----------
                                         290,870        890      291,760
    Accumulated depreciation,
      depletion, amortization
      and impairment                    (146,840)      (420)    (147,260)
                                      -----------  ---------  -----------
        Net capitalized costs         $  144,030   $    470      144,500
                                      ===========  =========  ===========
Cost incurred:
    Unproved properties               $    1,693   $    101   $    1,794
    Producing properties                   3,608         28        3,636
    Exploration                            1,908         -         1,908
    Development                           13,010         -        13,010
                                      -----------  ---------  -----------
        Total costs incurred          $   20,219   $    129   $   20,348
                                      ===========  =========  ===========

The results of operations for producing activities are provided below.

                                          USA        CANADA      TOTAL
                                      -----------  ---------  -----------
                                                 (In thousands)
1997:
    Revenues                          $   42,830   $     69   $   42,899
    Production costs                     (10,678)       (24)     (10,702)
    Depreciation, depletion
      and amortization                   (12,537)       (16)     (12,553)
                                      -----------  ---------  -----------
                                          19,615         29       19,644
    Income tax expense                    (7,394)       (17)      (7,411)
                                      -----------  ---------  -----------
    Results of operations for
      producing activities
      (excluding corporate
      overhead and financing costs)   $   12,221   $     12   $   12,233
                                      ===========  =========  ===========

1998:
    Revenues                          $   36,861   $     55   $   36,916
    Production costs                     (11,572)       (20)     (11,592)
    Depreciation, depletion
      and amortization                   (15,893)        (8)     (15,901)
                                      -----------  ---------  -----------
                                           9,396         27        9,423
    Income tax expense                    (3,752)        (9)      (3,761)
                                      -----------  ---------  -----------
    Results of operations for
      producing activities
      (excluding corporate
      overhead and financing costs)   $    5,644   $     18   $    5,662
                                      ===========  =========  ===========

1999:
    Revenues                          $   38,687   $     63   $   38,750
    Production costs                     (10,566)       (20)     (10,586)
    Depreciation, depletion
      and amortization                   (15,946)        (8)     (15,954)
                                      -----------  ---------  -----------
                                          12,175         35       12,210
    Income tax expense                    (4,748)       (14)      (4,762)
                                      -----------  ---------  -----------
    Results of operations for
      producing activities
      (excluding corporate
      overhead and financing costs)   $    7,427   $     21   $    7,448
                                      ===========  =========  ===========

     Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows (unaudited):

                                  USA             CANADA              TOTAL
                            ----------------  ----------------  ----------------
                                    NATURAL           NATURAL           NATURAL
                              OIL     GAS      OIL      GAS      OIL      GAS
                              BBLS    MCF      BBLS     MCF      BBLS     MCF
                            ------- --------  ------- --------  ------- --------
                                               (In thousands)
1997:
Proved developed and
  undeveloped reserves:
    Beginning of year        5,204  128,408       -       753    5,204  129,161
    Revision of previous
      estimates               (927) (12,780)      -        44     (927) (12,736)

    Extensions, discoveries
      and other additions      399   41,108       -        -       399   41,108
    Purchases of minerals
      in place                   6    2,618       -        -         6    2,618
    Sales of minerals in
      place                    (58)    (951)      -        -       (58)    (951)
    Production                (493) (13,742)      -       (74)    (493) (13,816)
                            ------- --------  ------- --------  ------- --------
    End of Year              4,131  144,661       -       723    4,131  145,384
                            ======= ========  ======= ========  ======= ========

Proved developed reserves:
    Beginning of year        4,509  107,536       -       326    4,509  107,862
    End of year              3,406  115,071       -       295    3,406  115,366

1998:
Proved developed and
  undeveloped reserves:
    Beginning of year        4,131  144,661       -       723    4,131  145,384
    Revision of previous
      estimates             (1,142)  (5,207)      -      (162)  (1,142)  (5,369)
    Extensions,
      discoveries
      and other additions      445   31,460       -       -        445   31,460
    Purchases of minerals
      in place                 257    6,840       -       -        257    6,840
    Sales of minerals in
      place                     (3)    (532)      -       -         (3)    (532)
    Production                (443) (16,427)      -       (38)    (443) (16,465)
                            ------- --------  ------- --------  ------- --------
    End of Year              3,245  160,795       -       523    3,245  161,318
                            ======= ========  ======= ========  ======= ========

Proved developed reserves:
    Beginning of year        3,406  115,071       -       295    3,406  115,366
    End of year              2,365  119,415       -       421    2,365  119,836

                                   USA             CANADA            TOTAL
                            ----------------  ----------------  ----------------

                                    NATURAL           NATURAL           NATURAL
                              OIL     GAS       OIL     GAS       OIL     GAS
                              BBLS    MCF       BBLS    MCF       BBLS    MCF
                            ------- --------  ------- --------  ------- --------
                                               (In thousands)
1999:
Proved developed and
  undeveloped reserves:
    Beginning of year        3,245  160,795       -       523    3,245  161,318
    Revision of previous
      estimates                834     (375)      -        81      834     (294)
    Extensions, discoveries
      and other additions      137   17,644       -        -       137   17,644
    Purchases of minerals
      in place                 105    7,710       -        -       105    7,710
    Sales of minerals in
      place                    (14)    (340)      -        -       (14)    (340)
    Production                (373) (15,919)      -       (35)    (373) (15,954)
                            ------- --------  ------- --------  ------- --------
    End of Year              3,934  169,515       -       569    3,934  170,084
                            ======= ========  ======= ========  ======= ========

Proved developed reserves:
    Beginning of year        2,365  119,415       -       421    2,365  119,836
    End of year              2,990  127,737       -       467    2,990  128,204

     Oil and natural gas reserves cannot be measured exactly. Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. Unit utilizes Ryder Scott Company, independent petroleum consultants, to review our reserves as prepared by our reservoir engineers.

     Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and natural gas reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves, which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

     Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data as previously explained. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is, therefore, subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves nor of estimated future cash flows.

     The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows (unaudited):
                                           USA        CANADA        TOTAL
                                       -----------   ---------   -----------
                                                   (In thousands)
 1997:
     Future cash flows                 $  427,292    $  1,684    $  428,976
     Future production and
       development costs                 (153,220)       (312)     (153,532)
     Future income tax expenses           (63,868)       (794)      (64,662)
                                       -----------   ---------   -----------
     Future net cash flows                210,204         578       210,782

     10% annual discount for
       estimated timing of cash flows     (71,768)       (187)      (71,955)
                                       -----------   ---------   -----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves        $  138,436    $    391    $  138,827
                                       ===========   =========   ===========
 1998:
     Future cash flows                 $  388,887    $  1,089    $  389,976
     Future production and
       development costs                 (154,843)       (271)     (155,114)
     Future income tax expenses           (47,305)       (160)      (47,465)
                                       -----------   ---------   -----------
     Future net cash flows                186,739         658       187,397

     10% annual discount for
       estimated timing of cash flows     (62,770)       (259)      (63,029)
                                       -----------   ---------   -----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves        $  123,969    $    399    $  124,368
                                       ===========   =========   ===========
 1999:
     Future cash flows                 $  504,192    $  1,281    $  505,473
     Future production and
       development costs                 (195,063)       (344)     (195,407)
     Future income tax expenses           (72,325)       (175)      (72,500)
                                       -----------   ---------   -----------
     Future net cash flows                236,804         762       237,566

     10% annual discount for
       estimated timing of cash flows     (84,219)       (285)      (84,504)
                                       -----------   ---------   -----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves        $  152,585    $    477    $  153,062
                                       ===========   =========   ===========

     The principal sources of changes in the standardized measure of discounted future net cash flows were as follows (unaudited):

                                           USA        CANADA        TOTAL
                                       -----------   ---------   -----------
                                                  (In thousands)
 1997:
     Sales and transfers of oil and
       natural gas produced,
       net of production costs         $  (32,152)   $    (45)   $  (32,197)
     Net changes in prices and
       production costs                  (111,745)       (651)     (112,396)
     Revisions in quantity
       estimates and changes in
       production timing                  (19,377)         47       (19,330)
     Extensions, discoveries and
       improved recovery, less
       related costs                       46,787         -          46,787
     Purchases of minerals in place         2,235         -           2,235
     Sales of minerals in place            (2,282)        -          (2,282)
     Accretion of discount                 26,227         147        26,374
     Net change in income taxes            33,473         345        33,818
     Other - net                           (4,776)        (58)       (4,834)
                                       -----------   ---------   -----------
     Net change                           (61,610)       (215)      (61,825)
     Beginning of year                    200,046         606       200,652
                                       -----------   ---------   -----------
     End of year                       $  138,436    $    391    $  138,827
                                       ===========   =========   ===========

 1998:
     Sales and transfers of oil and
       natural gas produced,
       net of production costs         $  (25,289)   $    (35)   $  (25,324)
     Net changes in prices and
       production costs                   (35,654)       (186)      (35,840)
     Revisions in quantity
       estimates and changes in
       production timing                  (17,020)       (335)      (17,355)
     Extensions, discoveries and
       improved recovery, less
       related costs                       24,256         -          24,256
     Purchases of minerals in place         6,062         -           6,062
     Sales of minerals in place              (603)        -            (603)
     Accretion of discount                 16,719          91        16,810
     Net change in income taxes            16,083         486        16,569
     Other - net                              979         (13)          966
                                       -----------   ---------   -----------
     Net change                           (14,467)          8       (14,459)
     Beginning of year                    138,436         391       138,827
                                       -----------   ---------   -----------
     End of year                       $  123,969    $    399    $  124,368
                                       ===========   =========   ===========

                                           USA        CANADA      TOTAL
                                       -----------   ---------   -----------
                                                  (In thousands)
 1999:
     Sales and transfers of oil and
       natural gas produced,
       net of production costs         $  (28,121)   $    (44)   $  (28,165)
     Net changes in prices and
       production costs                    34,004          23        34,027
     Revisions in quantity
       estimates and changes in
       production timing                   (4,945)         44        (4,901)
     Extensions, discoveries and
       improved recovery, less
       related costs                       19,208          -         19,208
     Purchases of minerals in place         7,272          -          7,272
     Sales of minerals in place              (320)         -           (320)
     Accretion of discount                 13,664          44        13,708
     Net change in income taxes           (14,038)          7       (14,031)
     Other - net                            1,892           4         1,896
                                       -----------   ---------   -----------
     Net change                            28,616          78        28,694
     Beginning of year                    123,969         399       124,368
                                       -----------   ---------   -----------
     End of year                       $  152,585    $    477    $  153,062
                                       ===========   =========   ===========



     Unit's SMOG and changes therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing SMOG and their inherent limitations are discussed below. Management believes such information is essential for a proper understanding and assessment of the data presented.

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

     Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flows relating to proved oil and natural gas reserves less the tax basis of Unit's properties. The future income tax expenses also give effect to permanent differences and tax credits and allowances relating to Unit's proved oil and natural gas reserves.

     Care should be exercised in the use and interpretation of the above data. As production occurs over the next several years, the results shown may be significantly different as changes in production performance, petroleum prices and costs are likely to occur.

                    REPORT OF INDEPENDENT ACCOUNTANTS




The Shareholders and Board of Directors
Unit Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP





Tulsa, Oklahoma
February 22, 2000

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     The table below and accompanying footnotes set forth certain information concerning each executive officer of Unit. Unless otherwise indicated, each has served in the positions set forth for more than five years. Executive officers are elected for a term of one year. There are no family relationships between any of the persons named.

      NAME               AGE                       POSITION
----------------         ---       ----------------------------------------

King P. Kirchner         72        Chairman of the Board, Chief Executive
                                   Officer and Director

John G. Nikkel           65        President, Chief Operating Officer and
                                   Director

Earle Lamborn            65        Senior Vice President, Drilling and
                                   Director

Philip M. Keeley         58        Senior Vice President, Exploration and
                                   Production

Larry D. Pinkston        45        Vice President, Treasurer and Chief
                                   Financial Officer

Mark E. Schell           42        General Counsel and Secretary

------------
     Mr. Kirchner, a co-founder of Unit, has been the Chairman of the Board and a director since 1963 and was President until November 1983. Mr. Kirchner is a Registered Professional Engineer within the State of Oklahoma, having received degrees in Mechanical Engineering from Oklahoma State University and in Petroleum Engineering from the University of Oklahoma.

     Mr. Nikkel joined Unit in 1983 as its President and a director. From 1976 until January 1982 when he co-founded Nike Exploration Company, Mr. Nikkel was an officer and director of Cotton Petroleum Corporation, serving as the President of that Company from 1979 until his departure. Prior to joining Cotton, Mr. Nikkel was employed by Amoco Production Company for 18 years, last serving as Division Geologist for Amoco's Denver Division. Mr. Nikkel presently serves as President and a director of Nike Exploration Company. Mr. Nikkel received a Bachelor of Science degree in Geology and Mathematics from Texas Christian University.

     Mr. Lamborn has been actively involved in the oil field for over 45 years, joining Unit's predecessor in 1952 prior to it becoming a publicly-held corporation. He was elected Vice President, Drilling in 1973 and to his current position as Senior Vice President and director in 1979.

     Mr. Keeley joined Unit in November 1983 as a Senior Vice President, Exploration and Production. Prior to that time, Mr. Keeley co-founded (with Mr. Nikkel) Nike Exploration Company in January 1982 and serves as Executive Vice President and a director of that company. From 1977 until 1982, Mr. Keeley was employed by Cotton Petroleum Corporation, serving first as Manager of Land and from 1979 as Vice President and a director. Before joining Cotton, Mr. Keeley was employed for four years by Apexco, Inc. as Manager of Land and prior thereto he was employed by Texaco, Inc. for nine years. He received a Bachelor of Arts degree in Petroleum Land Management from the University of Oklahoma.

     Mr. Pinkston joined Unit in December 1981. He had served as Corporate Budget Director and Assistant Controller prior to being appointed as Controller in February 1985. He has been Treasurer since December 1986 and was elected to the position of Vice President and Chief Financial Officer in May 1989. He holds a Bachelor of Science Degree in Accounting from East Central University of Oklahoma and is a Certified Public Accountant.

     Mr. Schell joined Unit in January of 1987, as its Secretary and General Counsel. From 1979 until joining Unit, Mr. Schell was Counsel, Vice President and a member of the Board of Directors of C & S Exploration, Inc. He received a Bachelor of Science degree in Political Science from Arizona State University and his Juris Doctorate degree from the University of Tulsa Law School. He is a member of the Oklahoma and American Bar Association as well as being a member of the American Corporate Counsel Association and the American Society of Corporate Secretaries.


     The balance of the information required in this Item 10 is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 annual meeting of stockholders.

Item 11.  Executive Compensation
--------  ----------------------

     Information required by this item is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with Unit's 2000 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Information required by this item is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with Unit's 2000 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Information required by this item is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with Unit's 2000 annual meeting of stockholders.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
--------  ------------------------------------------------------
            Form 8-K
            ---------

     (a)  Financial Statements, Schedules and Exhibits:

1. Financial Statements:
   ---------------------
   Included in Part II of this report:
          Consolidated Balance Sheets as of December 31, 1998 and 1999 Consolidated Statements of Operations for the years ended
            December   31, 1997, 1998 and 1999
          Consolidated Statements of Changes in Shareholders' Equity for
            the   years ended December 31, 1997, 1998 and 1999
          Consolidated Statements of Cash Flows for the years ended
          December   31, 1997, 1998 and 1999
          Notes to Consolidated Financial Statements
          Report of Independent Accountants

2. Financial Statement Schedules:
     ------------------------------
     Included in Part IV of this report for the years ended December 31,
       1997, 1998 and 1999:
          Schedule II - Valuation and Qualifying Accounts and Reserves

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     The exhibit numbers in the following list correspond to the numbers assigned such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

3.   Exhibits:
     --------

     2.1 Agreement and Plan of Merger dated November 21, 1997, by and among the Registrant, Unit Drilling Company, the Shareholders and Hickman Drilling Company (filed as an Exhibit to Unit's Form 8-K dated November 21, 1997, which is incorporated herein by reference).

     2.2 Asset Purchase Agreement dated August 12, 1999, by and among Unit Corporation, Parker Drilling Company and Parker Drilling Company North America, Inc. (filed as Exhibit 99.1 to Unit's Form 8-K dated September 23, 1999, which is incorporated herein by reference).

     2.3 Agreement and Plan of Merger, dated as of December 8, 1999, among Unit Corporation, Questa Oil & Gas Co. and Unit Acquisition Company (filed as Appendix A to the Proxy Statement/Prospectus which forms a part of Unit's Registration Statement on Form S-4 as S.E.C. File No. 333-94325, which is incorporated herein by reference).

     2.4 Form of Stockholder Agreement, between Unit Corporation and the directors and executive officers of Questa Oil & Gas Co. (filed as Exhibit 2.2 of Unit's Registration Statement on Form S-4 as S.E.C. File No. 333-94325, which is incorporated herein by reference).

     3.1.3 Restated Certificate of Incorporation of Unit Corporation dated February 2, 1994 (filed as Exhibit 3.1 to Unit's Registration Statement on Form S-3 as S.E.C. file No. 333-83551, which is incorporated herein by reference).

     3.2.2 By-Laws of Unit Corporation (filed as an Exhibit to Unit's Registration Statement on Form S-3 as S.E.C. file No. 333-83551, which is incorporated herein by reference).

     4.1 Form of Promissory Note to be issued to the Shareholders of Hickman Drilling Company pursuant to the Agreement and Plan of Merger dated November 21, 1997 (filed as an
             Exhibit to Unit's Form 8-K dated November 21, 1997, which is incorporated herein by reference).

     4.2.3 Form of Common Stock Certificate (filed as Exhibit 4.1 on Form S-3 as S.E.C. File No. 333-83551, which is incorporated herein by reference).

     4.2.6 Rights Agreement between Unit Corporation and Chemical Bank, as Rights Agent (filed as Exhibit 1 to Unit's Form 8-A filed with the S.E.C. on May 23, 1995, File No. 1-92601 and incorporated herein by reference).

     10.1.23 Loan Agreement dated April 30, 1998 (filed as an Exhibit to Unit's Quarterly Report under cover of Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference).

     10.1.24 First Amendment to the Loan Agreement effective as of May 1, 1999 between and among Unit Corporation, Bank of Oklahoma, N.A., BankBoston, N.A., Bank of America, N.A. and Local Oklahoma Bank, N.A. (filed as an Exhibit to Unit's Quarterly Report under cover of Form 10-Q for the quarter ended September 30, 1999, which is incorporated herein by reference).

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

     10.2.18 Unit 1991 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1991, which is incorporated herein by reference).

     10.2.19 Unit 1992 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference).

     10.2.20 Unit 1993 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1992, which is incorporated herein by reference).

     10.2.21*Unit Drilling and Exploration Employee Bonus Plan (filed as Exhibit 10.16 to Unit's Registration Statement on Form S-4 as S.E.C. File No. 33-7848, which is incorporated herein by reference).

     10.2.22*The Company's Amended and Restated Stock Option Plan
             (filed as an Exhibit to Unit's Registration Statement on Form S-8 as S.E.C. File No's. 33-19652, 33-44103 and 33-
             64323 which is incorporated herein by reference)

     10.2.23*Unit Corporation Non-Employee Directors' Stock Option Plan
             (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-49724, which is incorporated herein by reference).

     10.2.24*Unit Corporation Employees' Thrift Plan (filed as an
             Exhibit to Form S-8 as S.E.C. File No. 33-53542, which is incorporated herein by reference).

     10.2.25 Unit Consolidated Employee Oil and Gas Limited Partnership Agreement. (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

     10.2.26 Unit 1994 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

     10.2.27*Unit Corporation Salary Deferral Plan (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

     10.2.28 Unit 1995 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report, under cover of Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference).

     10.2.29 Unit 1996 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference).

     10.2.30*Separation Benefit Plan of Unit Corporation and
             Participating Subsidiaries (filed as an Exhibit to Unit's Annual Report under the cover of Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference).

     10.2.31 Unit 1997 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under the cover of Form 10-K for the year ended December 31, 1996).

     10.2.32 Unit Corporation Separation Benefit Plan for Senior
             Management (filed as an Exhibit to Unit's Quarterly Report under cover of Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).

     10.2.33 Unit 1998 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under the cover of Form 10-K for the year ended December 31, 1997).

     10.2.34 Unit 1999 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under the cover of Form 10-K for the year ended December 31, 1998).

     10.2.35 Unit 2000 Employee Oil and Gas Limited Partnership
             Agreement of Limited Partnership (filed herewith).

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

            On December 10, 1999, we filed a report on Form 8-K/A under
            Item 7 reporting the financial statements of business acquired and pro forma financial information for the acquisition of 13 land contract drilling rigs for Parker Drilling Company and Parker Drilling Company North America, Inc.

            On December 15, 1999, we filed a report on Form 8-K under Item 5 reporting the announcement of a definitive agreement and plan of merger with Questa Oil and Gas Co.

                               Schedule II

                    UNIT CORPORATION AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

                                         Additions               Balance
                            Balance at  charged to  Deductions      at
                             beginning    costs &   & net         end of
 Description                 of period   Expenses   write-offs    period
 -----------                ----------  ----------  ----------  ----------
                                              (In thousands)
 Year ended
   December 31, 1997        $     104   $     250   $      -    $     354
                            ==========  ==========  ==========  ==========
 Year ended
   December 31, 1998        $     354   $      -    $      80   $     274
                            ==========  ==========  ==========  ==========
 Year ended
   December 31, 1999        $     274   $     305   $       6   $     573
                            ==========  ==========  ==========  ==========

Deferred Tax Asset Valuation Allowance:

                                                                 Balance
                            Balance at                             At
                             beginning                           end of
 Description                 of period   Additions  Deductions    period
 -----------                ----------  ----------  ----------  ----------
                                             (In thousands)
 Year ended
   December 31, 1997        $   3,530   $      -    $   1,978   $   1,552
                            ==========  ==========  ==========  ==========
 Year ended
   December 31, 1998        $   1,552   $      -    $   1,022   $     530
                            ==========  ==========  ==========  ==========
 Year ended
   December 31, 1999        $     530   $      -    $     195   $     335
                            ==========  ==========  ==========  ==========

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIT CORPORATION
DATE:   March 9, 2000          By:  /s/ John G. Nikkel
     ------------------             ---------------------------
                                    JOHN G. NIKKEL
                                    President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2000.

          Name                             Title
-------------------------------     -----------------------------------
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

     /s/  William B. Morgan
-------------------------------     Director
     WILLIAM B. MORGAN

     /s/  John S. Zink
-------------------------------     Director
     JOHN S. ZINK

     /s/ John H. Williams
-------------------------------     Director
     JOHN H. WILLIAMS

                            EXHIBIT INDEX
                       -----------------------
Exhibit
  No.                        Description                       Page
------    -----------------------------------------------     -----


10.2.35   Unit 2000 Employee Oil and Gas Limited
          Partnership Agreement of Limited Partnership.

21        Subsidiaries of the Registrant.

23        Consent of Independent Accountants.

27        Financial Data Schedules.