Form 10-Q
period 2000-03-31
UNIT CORP
filed 2000-05-10
CIK 798949

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000
                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________
                     [Commission File Number 1-9260]

                      U N I T  C O R P O R A T I O N
          (Exact name of registrant as specified in its charter)

                     Delaware                  73-1283193
                     --------                  ----------
         (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)   Identification No.)

             1000 Kensington Tower I,
                7130 South Lewis,
                 Tulsa, Oklahoma                 74136
              ---------------                    -----
     (Address of principal executive offices)  (Zip Code)

                              (918) 493-7700
                              --------------
           (Registrant's telephone number, including area code)

                                   None
                                   ----
           (Former name, former address and former fiscal year,
                      if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                   35,729,607
       ----------------------------                   ----------
                   Class                       Outstanding at May 8, 2000

                                FORM 10-Q
                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                      PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 1999 and March 31, 2000. . . . . . . . . .    2

          Consolidated Condensed Statements of Operations
          Three Months Ended March 31, 1999 and 2000. . . . . . .    3

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended March 31, 1999 and 2000. . . . . . .    4

          Notes to Consolidated Condensed Financial Statements. .    5

          Report of Review by Independent Accountants . . . . . .   10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   11

                      PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   16

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .   16

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .   16

Item 4.   Submission of Matters to a Vote of Security Holders . .   16

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   16

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   16


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  . .   17

                      PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                 December 31,   March 31,
                                                    1999          2000
                                                 -----------   -----------
                                                 (Restated,
                                                 See Note 1)
                                                       (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                    $    2,647    $      799
    Accounts receivable                              22,070        22,925
    Other                                             5,769         5,290
                                                 -----------   -----------
        Total current assets                         30,486        29,014
                                                 -----------   -----------
Property and Equipment:
    Total Cost                                      500,703       507,342
    Less accumulated depreciation, depletion,
      amortization and impairment                   241,649       247,833
                                                 -----------   -----------
        Net property and equipment                  259,054       259,509
                                                 -----------   -----------
Other Assets                                          6,027         7,463
                                                 -----------   -----------
Total Assets                                     $  295,567    $  295,986
                                                 ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term liabilities     $    2,027    $    1,858
    and debt
    Accounts payable                                 14,682        13,155
    Accrued liabilities                               8,875         7,697
                                                 -----------   -----------
        Total current liabilities                    25,584        22,710
                                                 -----------   -----------
Long-Term Debt                                       67,239        63,000
                                                 -----------   -----------
Other Long-Term Liabilities                           2,325         3,712
                                                 -----------   -----------
Deferred Income Taxes                                20,914        22,952
                                                 -----------   -----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                   -             -
    Common stock, $.20 par value, 40,000,000
      shares authorized, 35,641,307 and
      35,720,060 shares issued, respectively          7,128         7,144
    Capital in excess of par value                  139,207       139,720
    Retained earnings                                33,170        36,748
                                                 -----------   -----------
        Total shareholders' equity                  179,505       183,612
                                                 -----------   -----------
Total Liabilities and Shareholders' Equity       $  295,567    $  295,986
                                                 ===========   ===========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                 1999         2000
                                              ----------   ----------
                                              (Restated,
                                              See Note 1)
                                              (In thousands except per
                                                   share amounts)
Revenues:
    Contract drilling                         $  11,831    $  21,748
    Oil and natural gas                           8,756       14,729
    Other                                            39          750
                                              ----------   ----------
            Total revenues                       20,626       37,227
                                              ----------   ----------
Expenses:
    Contract drilling:
        Operating costs                          10,414       18,069
        Depreciation and amortization             1,362        2,541
    Oil and natural gas:
        Operating costs                           3,521        3,976
        Depreciation, depletion
          and amortization                        4,439        4,172
    General and administrative                    1,392        1,479
    Interest                                      1,258        1,342
                                              ----------   ----------
            Total expenses                       22,386       31,579
                                              ----------   ----------
Income (Loss) Before Income Taxes                (1,760)       5,648
                                              ----------   ----------
Income Tax Expense (Benefit):
    Current                                          (6)          32
    Deferred                                       (635)       2,038
                                              ----------   ----------
            Total income taxes                     (641)       2,070
                                              ----------   ----------
Net Income (Loss)                             $  (1,119)   $   3,578
                                              ==========   ==========
Net Income (Loss) Per Common Share:
    Basic                                     $   (0.04)   $    0.10
                                              ==========   ==========
    Diluted                                   $   (0.04)   $    0.10
                                              ==========   ==========





            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                                1999        2000
                                             ----------  ----------
                                             (Restated,
                                             See Note 1)
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income (loss)                        $  (1,119)  $   3,578
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
        Depreciation, depletion,                 5,880       6,804
          and amortization
        Deferred tax expense                      (635)      2,038
        Other                                      395        (183)
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                        642        (855)
        Accounts payable                         3,249       1,774
        Other - net                               (425)       (510)
                                             ----------  ----------
            Net cash provided by
              operating activities               7,987      12,646
                                             ----------  ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                        (6,863)     (8,507)
    Proceeds from disposition of assets             72       1,142
    Other-net                                       (1)       (160)
                                             ----------  ----------
            Net cash used in
              investing activities              (6,792)     (7,525)
                                             ----------  ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                              (878)     (4,239)
    Net payments of notes payable
      and other long-term debt                     (69)       (308)
    Proceeds from stock                              6          86
    Book overdrafts                                -        (2,508)
    Other-net                                      -           -
                                             ----------  ----------
            Net cash used in financing
              activities                          (941)     (6,969)
                                             ----------  ----------
Net Increase (Decrease) in Cash
  And Cash Equivalents                             254      (1,848)

Cash and Cash Equivalents, Beginning
  of Year                                          688       2,647
                                             ----------  ----------
Cash and Cash Equivalents, End of Period     $     942   $     799
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

                    UNIT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

     The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under these regulations, certain information and footnote disclosures have been condensed or omitted and the consolidated condensed financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the interim financial information.

     On March 20, 2000, the Company acquired, by merger, Questa Oil and Gas Co. ("Questa")in a transaction accounted for as a pooling of interests. In accordance with the pooling of interest method of accounting permitted by Accounting Principles Board Opinion No. 16 "Business Combinations", all prior period consolidated condensed financial statements presented have been restated to include the accounts of Questa. In addition, the combined financial results presented include conforming adjustments to restate Questa's historical financial results from the successful efforts method of accounting for oil and natural gas properties to the full cost method, which is the method utilized by the Company.

     Results for the three months ended March 31, 2000 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants pursuant to Rule 436(c) under the Securities Act of 1933. Their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 on that Act.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings
(loss) per share for the Company.

                                                 WEIGHTED
                                 INCOME           SHARES      PER-SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                              -------------   -------------   ----------

 For the Three Months Ended
   March 31, 1999:
     Basic earnings (loss)
       per common share       $ (1,119,000)     27,490,000    $   (0.04)
                                                              ==========
     Effect of dilutive
       stock options                   -               -
                              -------------   -------------
     Diluted earnings (loss)
       per common share       $ (1,119,000)     27,490,000    $   (0.04)
                              =============   =============   ==========

 For the Three Months Ended
   March 31, 2000:
     Basic earnings per
       common share           $  3,578,000      35,689,000    $    0.10
                                                              ==========
     Effect of dilutive
       stock options                   -           336,000
                              -------------   -------------
     Diluted earnings per
       common share           $  3,578,000      36,025,000    $    0.10
                              =============   =============   ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 because the options are not dilutive due to the net loss and for the three months ended March 31, 2000 the option exercise prices were greater than the average market price of common shares:

                                         1999             2000
                                      ----------       ----------
      Options                           836,060          149,000
                                      ==========       ==========
      Average exercise price          $    4.31        $    8.85
                                      ==========       ==========

NOTE 3 - MERGER WITH QUESTA
---------------------------

     On March 20, 2000, the Company completed a merger with Questa Oil and Gas Co. under which Questa became a wholly owned subsidiary of the Company. In the merger each of Questa's outstanding shares of common stock (excluding treasury shares) was converted into .95 shares of Unit Corporation's common stock. The Company issued approximately 1.8 million shares as a result of the merger. The merger has been accounted for as a pooling of interests with the financial statements of the Company restated to include the results of Questa for all periods presented.

     The results of operations for each company and the combined amounts presented in Unit Corporation's consolidated condensed financial statements are as follows:

                                               Three Months Ended
                                                 March 31, 2000
                                           --------------------------
                                               1999          2000
                                           ------------  ------------
                                                  (In Thousands)

  Revenues:
      Unit Corporation                     $    19,697   $    35,807
      Questa                                       929         1,420
                                           ------------  ------------
          Combined                         $    20,626   $    37,227
                                           ============  ============

  Net Income:
      Unit Corporation                     $    (1,274)  $     3,095
      Questa                                       155           483
                                           ------------  ------------
          Combined                         $    (1,119)  $     3,578
                                           ============  ============

     Questa's net income has been adjusted by $27,000 and $12,000 in the first quarters of 1999 and 2000, respectively to restate Questa's financial statements to the full cost method of accounting used by Unit Corporation.

NOTE 4  - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

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

NOTE 5 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three months ended March 31, 1999 and 2000 is as follows:

                                             1999        2000
                                          ----------  ----------
                                             (In thousands)
Revenues:
    Contract drilling                     $  11,831   $  21,748
    Oil and natural gas                       8,756      14,729
    Other                                        39         750
                                          ----------  ----------
        Total revenues                    $  20,626   $  37,227
                                          ==========  ==========
Operating Income (1):
    Contract drilling                     $      55   $   1,138
    Oil and natural gas                         796       6,581
                                          ----------  ----------
        Total operating income                  851       7,719

    General and administrative
      Expense                                (1,392)     (1,479)
    Interest expense                         (1,258)     (1,342)
    Other income (expense)- net                  39         750
                                          ----------  ----------
        Income (loss) before income taxes $  (1,760)  $   5,648
                                          ==========  ==========

    (1) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of operations and cash flows for the three month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.




PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
April 27, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     On March 20, 2000, we completed the acquisition, by merger, of Questa Oil and Gas Co.("Questa") under which Questa became a wholly owned subsidiary of Unit Corporation. In the merger each of Questa's outstanding shares of common stock (excluding treasury shares) was converted into the right to receive .95 shares of our common stock. We will issue approximately 1.8 million shares as a result of this merger. The merger has been accounted for as a pooling of interests and, accordingly, all amounts within this document have been restated as if the companies had been combined throughout the periods presented.

     Our bank loan agreement provides for a total loan facility of $100 million with a current available borrowing value of $90 million. Each year on April 1 and October 1 our banks redetermine our available borrowing value which is an amount equal to a percentage of the discounted future value of our oil and natural gas reserves plus an amount which is the greater of (i) 50 percent of the appraised value of our contract drilling rigs or (ii) two times the previous 12 months cash flow from our contract drilling rigs, limited, in either case, to $20 million. Our loan agreement provides for a revolving credit facility which terminates on May 1, 2002 followed by a three year term loan. Borrowings under our loan agreement totaled $61.0 million at March 31, 2000 and $58.6 million at April 27, 2000. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value.

     The interest rate on our bank debt was 7.25 percent at March 31, 2000 and 7.27 percent at April 27, 2000. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $61.0 million at March 31, 2000 and 58.0 million at April 27, 2000.

     Our shareholders' equity at March 31, 2000 was $183.6 million giving us a ratio of long-term debt-to-total capitalization of 27 percent. Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in the first quarter of 2000 was $12.6 million compared to $8.0 million in 1999. We had working capital of $6.3 million at March 31, 2000. Our first quarter 2000 capital expenditures were $7.5 million of which $4.9 million was spent on our oil and natural gas operations and $2.3 million on our contract drilling operations. Our oil and natural gas operations completed 10 wells in the first quarter of 2000. If oil and natural gas prices remain favorable, we anticipate that we will drill approximately 80 total wells during 2000 and spend approximately $30 million drilling or buying oil and natural gas properties during the year. We anticipate that we will spend approximately $15 million this year for drilling rig equipment capital expenditures.

     Most of our capital expenditures are discretionary and directed toward increasing oil and natural gas reserves and future growth. Current operations do not depend on our ability to obtain funds outside of our loan agreement. Future decisions to acquire or drill on oil and natural gas properties will depend on prevailing or anticipated market conditions, potential return on investment, future drilling potential and the availability of financing, thus providing us with a large degree of flexibility in determining when and if to incur such costs.

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

     Due to a settlement agreement which terminated on December 31, 1997, we have a liability of $1.3 million at March 31, 2000, representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $1.3 million is payable in equal annual payments of $439,000 due on June 1, 2000 through June 1, 2002.

     The prices we received for the sale of our natural gas in the first quarter of 2000 increased 54 percent above the prices we received during the first quarter of 1999. Average oil prices we received over the same periods increased 137 percent. For the first quarter of 2000, the average natural gas price we received was $2.38 per Mcf and the average oil price we received was $26.95 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 88 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves and price declines could cause us to reduce the carrying value of our oil and natural gas properties. Any price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rate we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the borrowing value under our bank loan agreement since this determination is based on the value of our oil and natural gas reserves and our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our capital projects. In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our production at the higher oil prices which currently exist. These transactions apply to approximately 60 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 30 percent of our oil production for August and September of 2000, at prices ranging from $24.42 to $27.01.

     Generally, during the past 15 years, our contract drilling operations have encountered significant competition. In the last six months of 1999, and the first three months of 2000 we have experienced significant improvement in rig utilization. Despite the recent improvement in rig demand, we still anticipate that competition within our industry will, for the foreseeable future, continue to influence the use of our drilling rigs. In addition to competition, our ability to use our drilling rigs at any given time depends on a number of other factors, including the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required.

     Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have in the past occurred in the industry. We may experience shortages of qualified personnel to operate our rigs, which would limit our ability to increase the number of our rigs working and could have an adverse effect on our financial condition and results of operations.

     In the third quarter of 1994, our board of directors authorized us to purchase up to 1,000,000 shares of our outstanding common stock on the open market. Since that time, 160,100 shares were repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1998 and 1999, we used 19,863 and 25,000 of the purchased shares, respectively, as part of our matching contribution to our 401(k) Employee Thrift Plan. As part of the requirements for the pooling of interests in the Questa merger the authorization to purchase treasury shares has been withdrawn. At March 31, 1999 and 2000 we held no treasury shares.

SAFE HARBOR STATEMENT
---------------------

     Statements in this document as well as information contained in written material, press releases and oral statements issued by or on behalf of us contain, or may contain, certain "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included in this document which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

  .  the amount and nature of future capital expenditures;
  .  wells to be drilled or reworked;
  . oil and natural gas prices to be received and demand for oil and natural gas;
  .  exploitation and exploration prospects;
  .  estimates of proved oil and natural gas reserves;
  .  reserve potential;
  .  development and infill drilling potential;
  .  drilling prospects;
  . expansion and other development trends of the oil and natural gas industry; . our business strategy;
  .  production of our oil and natural gas reserves;
  . expansion and growth of our business and operations; and . drilling rig utilization, revenues and costs.
  .  availability of qualified labor.

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

     A more thorough discussion of forward-looking statements with the possible impact of some of these risks and uncertainties is provided in our Annual Report on Form 10-K filed with the Securities and Exchange
Commission. We encourage you to obtain and read that document.

RESULTS OF OPERATIONS
---------------------

     Our net income for the first three months of 2000 was $3,578,000, compared with a net loss of $1,119,000 in 1999. Higher natural gas and oil prices and production volumes along with increases in the use of our drilling rigs and the rates we received for the drilling rigs all contributed to the increase in our net income.

     Our revenue from the sale of our oil and natural gas increased 68 percent in the first quarter of 2000 compared to the first quarter of 1999 due to a 54 percent and 137 percent increase in the average prices we received for natural gas and oil, respectively. Natural gas production also increased one percent and oil production increased 11 percent when compared to the first quarter of 1999. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999.

     In the first three months of 2000, revenues from our contract drilling operations increased by 84 percent as the average number of drilling rigs being used increased from 20.0 in the first quarter of 1999 to 34.8 in 2000. Increased rig utilization resulted from the expansion of our drilling activity into the Rocky Mountains with the acquisition of the Parker rigs in September 1999 and from increases in demand for our rigs located in Oklahoma. Revenues per rig per day increased 5 percent in the first quarter of 2000 as compared to the same period in 1999. While dayrates in all of our drilling areas were higher, the Rockies provide dayrates substantially higher than those achieved in our other market areas.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 73 percent in the first three months of 2000 compared to 60 percent for the same period in 1999. This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs increased 13 percent due to increases in the net number of wells owned and workover expense.

     Our contract drilling operating margins increased from 12 percent in the first quarter of 1999 to 17 percent in the first quarter of 2000. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 74 percent in 2000 versus 1999 due to increased utilization and labor costs.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties decreased 6 percent as the average DD&A rate per Mcfe decreased 5 percent to $0.81 in the first quarter of 2000. The DD&A rate decrease was partially offset by the previously discussed increase in production. Contract drilling depreciation increased 87 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs and an overall increase in rig utilization.

     General and administrative expenses increased 6 percent while interest expense increased 7 percent between the comparative periods. The average interest rate on all long-term debt increased from 6.47 percent in the first three months of 1999 to 7.63 percent in the first three months of 2000. The increase in interest rates was partially offset by a 10 percent reduction in our average outstanding debt.

     On May 3, 1999, our contract drilling offices in Moore, Oklahoma were struck by a tornado destroying two buildings and damaging various vehicles and drilling equipment. During the first quarter of 2000, we received the final insurance proceeds totaling $987,000 for the contents of the buildings destroyed, damaged equipment and clean up costs. As a result, we recognized a gain of $599,000 recorded as part of other revenues in the first quarter of 2000.

                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

      Not applicable

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

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

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)  Exhibits:

           15   Letter re:  Unaudited Interim Financial Information.

           27   Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNIT CORPORATION

Date:  May 9, 2000                       By:  /s/     John G. Nikkel
       ---------------------------       ------------------------------
                                         JOHN G. NIKKEL
                                         President, Chief Operating
                                         Officer and Director

Date:  May 9, 2000                       By:  /s/     Larry D. Pinkston
       ---------------------------       ------------------------------
                                         LARRY D. PINKSTON
                                         Vice President, Chief
                                         Financial Officer
                                         and Treasurer