Form 10-Q
period 2000-06-30
UNIT CORP
filed 2000-08-10
CIK 798949

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000
                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________
                     [Commission File Number 1-9260]

                      U N I T  C O R P O R A T I O N
          (Exact name of registrant as specified in its charter)

                       Delaware                73-1283193
                       --------                ----------
           (State or other jurisdiction of (I.R.S. Employer incorporation or organization)Identification No.)

                  1000 Kensington Tower I,
                     7130 South Lewis,
                     Tulsa, Oklahoma                  74136
                     ---------------                  -----
            (Address of principal executive offices)(Zip Code)

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
                            Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value              35,721,725
       ----------------------------              ----------
                   Class               Outstanding at August 7, 2000

                                FORM 10-Q
                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                      PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 1999 and June 30, 2000. . . . . . . . . .     2

          Consolidated Condensed Statements of Operations
          Three and Six Months Ended June 30, 1999 and 2000. . .     3

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended June 30, 1999 and 2000. . . . . . . .     4

          Notes to Consolidated Condensed Financial Statements. .    5

          Report of Review by Independent Accountants . . . . . .   11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   12

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk . . . . . . . . . . . . . . . . . . . . . .   18

                      PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   19

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .   19

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .   19

Item 4.   Submission of Matters to a Vote of Security Holders . .   19

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   20

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   20


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  . .   21

                      PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                 December 31,   June 30,
                                                    1999          2000
                                                 -----------  ------------
                                                 (Restated,
                                                 See Note 1)
ASSETS                                                (In thousands)
------
Current Assets:
    Cash and cash equivalents                    $    2,647   $      688
    Accounts receivable                              22,070       28,872
    Other                                             5,769        5,059
                                                 -----------  -----------
        Total current assets                         30,486       34,619
                                                 -----------  -----------
Property and Equipment:
    Total Cost                                      500,703      520,149
    Less accumulated depreciation, depletion,
      amortization and impairment                   241,649      254,932
                                                 -----------  -----------
        Net property and equipment                  259,054      265,217
                                                 -----------  -----------
Other Assets                                          6,027        7,606
                                                 -----------  -----------
Total Assets                                     $  295,567   $  307,442
                                                 ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term liabilities
      and debt                                   $    2,027   $    1,816
    Accounts payable                                 14,682       17,646
    Accrued liabilities                               8,875        8,191
                                                 -----------  -----------
        Total current liabilities                    25,584       27,653
                                                 -----------  -----------
Long-Term Debt                                       67,239       60,700
                                                 -----------  -----------
Other Long-Term Liabilities                           2,325        3,449
                                                 -----------  -----------
Deferred Income Taxes                                20,914       26,355
                                                 -----------  -----------
Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued          -            -
    Common stock, $.20 par value, 40,000,000
      and 75,000,000 shares authorized,
      35,641,307 and 35,721,725 shares issued,
      respectively                                    7,128        7,146
    Capital in excess of par value                  139,207      139,764
    Retained earnings                                33,170       42,375
                                                 -----------  -----------
        Total shareholders' equity                  179,505      189,285
                                                 -----------  -----------
Total Liabilities and Shareholders' Equity       $  295,567   $  307,442
                                                 ==========   ==========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended      Six Months Ended
                                    June 30,                June 30,
                             ---------------------- ----------------------
                                1999        2000       1999        2000
                             ----------  ---------- ----------  ----------
                             (Restated,             (Restated,
                                 See                    See
                               Note 1)                Note 1)
                                (In thousands except per share amounts)
Revenues:
    Contract drilling        $ 10,539    $ 24,596   $ 22,370    $ 46,344
    Oil and natural gas         9,600      18,921     18,356      33,650
    Other                         356          70        395         820
                             ---------   ---------  ---------   ---------
            Total revenues     20,495      43,587     41,121      80,814
                             ---------   ---------  ---------   ---------
Expenses:
    Contract drilling:
        Operating costs         9,838      19,864     20,252      37,933
        Depreciation
          and amortization      1,449       2,768      2,811       5,309
    Oil and natural gas:
        Operating costs         3,607       4,662      7,128       8,638
        Depreciation,
          depletion and
          amortization          3,973       4,413      8,412       8,585
    General and
      Administrative            1,408       1,545      2,800       3,024
    Interest                    1,267       1,259      2,525       2,601
                             ---------   ---------  ---------   ---------
            Total expenses     21,542      34,511     43,928      66,090
                             ---------   ---------  ---------   ---------
Income (Loss) Before
  Income Taxes                 (1,047)      9,076     (2,807)     14,724
                             ---------   ---------  ---------   ---------
Income Tax Expense
  (Benefit):
    Current                       (11)         46        (17)         78
    Deferred                     (380)      3,403     (1,015)      5,441
                             ---------   ---------  ---------   ---------
            Total income
              taxes              (391)      3,449     (1,032)      5,519
                             ---------   ---------  ---------   ---------
Net Income (Loss)            $   (656)   $  5,627   $ (1,775)   $  9,205
                             =========   =========  =========   =========
Net Income (Loss) Per
  Common Share:
    Basic                    $   (.02)   $    .16   $   (.06)   $    .26
                             =========   =========  =========   =========
    Diluted                  $   (.02)   $    .16   $   (.06)   $    .26
                             =========   =========  =========   =========
            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               Six Months Ended
                                                    June 30,
                                             ----------------------
                                                1999        2000
                                             ----------  ----------
                                             (Restated,
                                             See Note 1)
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income (loss)                        $  (1,775)  $   9,205
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
        Depreciation, depletion,                11,480      14,081
          and amortization
        Deferred tax expense                    (1,015)      5,441
        Other                                       66        (187)
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                        773      (6,802)
        Accounts payable                         2,953       3,439
        Other - net                                358         (90)
                                             ----------  ----------
            Net cash provided by
              operating activities              12,840      25,087
                                             ----------  ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                       (12,592)    (20,939)
    Proceeds from disposition of assets            805       1,421
    Other-net                                      (66)       (364)
                                             ----------  ----------
            Net cash used in
              investing activities             (11,853)    (19,882)
                                             ----------  ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                              (155)     (6,539)
    Net payments of notes payable
      and other long-term debt                    (118)       (308)
    Proceeds from stock                             47         133
    Book overdrafts                                 -         (450)
                                             ----------  ----------
            Net cash used in financing
              activities                          (226)     (7,164)
                                             ----------  ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                             761      (1,959)

Cash and Cash Equivalents, Beginning
  of Year                                          688       2,647
                                             ----------  ----------
Cash and Cash Equivalents, End of Period     $   1,449   $     688
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

     Results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Our independent accountants have performed a review of the 2000 interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933 their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings
(loss) per share for the Company.

                                                 WEIGHTED
                                 INCOME           SHARES      PER-SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                              -------------   -------------   ----------

 For the Three Months Ended
   June 30, 1999:
     Basic earnings (loss)
       per common share       $   (656,000)     27,564,000    $   (0.02)
                                                              ==========
     Effect of dilutive
       stock options                   -               -
                              -------------   -------------
     Diluted earnings (loss)
       per common share       $   (656,000)     27,564,000    $   (0.02)
                              =============   =============   ==========

 For the Three Months Ended
   June 30, 2000:
     Basic earnings per
       common share           $  5,627,000      35,719,000    $    0.16
                                                              ==========
     Effect of dilutive
       stock options                   -           431,000
                              -------------   -------------
     Diluted earnings per
       common share           $  5,627,000      36,150,000    $    0.16
                              =============   =============   ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 because the options are not dilutive due to the net loss and for the three months ended June 30, 2000 the option exercise prices were greater than the average market price of common shares:

                                         1999             2000
                                      ----------       ----------
      Options                           844,000           17,500
                                      ==========       ==========
      Average exercise price          $    4.36        $   12.19
                                      ==========       ==========

                                                 WEIGHTED
                                 INCOME           SHARES      PER-SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                              -------------   -------------   ----------

 For the Six Months Ended
   June 30, 1999:
     Basic earnings (loss)
       per common share       $ (1,775,000)     27,527,000    $   (0.06)
                                                              ==========
     Effect of dilutive
       stock options                   -               -
                              -------------   -------------
     Diluted earnings (loss)
       per common share       $ (1,775,000)     27,527,000    $   (0.06)
                              =============   =============   ==========

 For the Six Months Ended
   June 30, 2000:
     Basic earnings per
       common share           $  9,205,000      35,722,000    $    0.26
                                                              ==========
     Effect of dilutive
       stock options                   -           364,000
                              -------------   -------------
     Diluted earnings per
       common share           $  9,205,000      36,086,000    $    0.26
                              =============   =============   ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 because the options are not dilutive due to the net loss and for the six months ended June 30, 2000 the option exercise prices were greater than the average market price of common shares:

                                         1999             2000
                                      ----------       ----------
      Options                           844,000           20,000
                                      ==========       ==========
      Average exercise price          $    4.36        $   12.08
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

     The results of operations for each company and the combined amounts presented in Unit Corporation's consolidated condensed financial statements are as follows:

                              Six Months   Three Months  Three Months
                                 Ended         Ended         Ended
                                June 30,      June 30,     March 31,
                                 1999          1999          2000
                             ------------  ------------  ------------
                                          (In Thousands)
  Revenues:
      Unit Corporation       $    39,176   $    19,479   $    35,807
      Questa                       1,945         1,016         1,420
                             ------------  ------------  ------------
         Combined            $    41,121   $    20,495   $    37,227
                             ============  ============  ============

  Net Income:
      Unit Corporation       $    (2,148)  $      (874)  $     3,095
      Questa                         373           218           483
                             ------------  ------------  ------------
         Combined            $    (1,775)  $      (656)  $     3,578
                             ============  ============  ============

     Questa's net income has been adjusted by $55,000 in the first six months of 1999, $28,000 in the second quarter of 1999 and $12,000 in the first quarter of 2000 to restate Questa's financial statements to the full cost method of accounting used by the Company.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as subsequently amended by FAS 137 and 138. FAS 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for Unit). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, based on the nature of our use of derivative instruments, the adoption of FAS 133 will not have a significant effect on our results of operations or financial position.

NOTE 5 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three and six month periods ended June 30, 1999 and 2000 are as follows:

                             Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                              1999        2000         1999        2000
                           ----------  ----------   ----------  ----------
                                           (In thousands)
Revenues:
    Contract drilling      $  10,539   $  24,596    $  22,370   $  46,344
    Oil and natural gas        9,600      18,921       18,356      33,650
    Other                        356          70          395         820
                           ----------  ----------   ----------  ----------
        Total revenues     $  20,495   $  43,587    $  41,121   $  80,814
                           ==========  ==========   ==========  ==========
Operating Income (1):
    Contract drilling      $    (748)  $   1,964    $    (693)  $   3,102
    Oil and natural gas        2,020       9,846        2,816      16,427
                           ----------  ----------   ----------  ----------
        Total operating
          Income               1,272      11,810        2,123      19,529

    General and
      administrative
      expense                 (1,408)     (1,545)      (2,800)     (3,024)
    Interest expense          (1,267)     (1,259)      (2,525)     (2,601)
    Other income
      (expense)- net             356          70          395         820
                           ----------  ----------   ----------  ----------
        Income (loss)
          before income
          taxes            $  (1,047)  $   9,076    $  (2,807)  $  14,724
                           ==========  ==========   ==========  ==========

    (1) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2000 and cash flows for the six month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
July 25, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     On March 20, 2000, we completed the acquisition, by merger, of Questa Oil and Gas Co.("Questa") under which Questa became a wholly owned subsidiary of Unit Corporation. In the merger each of Questa's outstanding shares of common stock (excluding treasury shares) was converted into .95 shares of our common stock. We issued approximately 1.8 million shares as a result of this merger. The merger has been accounted for as a pooling of interests and, accordingly, all amounts within this document have been restated as if the companies had been combined throughout the periods presented.

     Our bank loan agreement provides for a total loan facility of $100 million with a current available borrowing value of $90 million. Each year on April 1 and October 1 our banks redetermine our available borrowing value which is an amount equal to a percentage of the discounted future value of our oil and natural gas reserves plus an amount which is the greater of (i) 50 percent of the appraised value of our contract drilling rigs or (ii) two times the previous 12 months cash flow from our contract drilling rigs, limited, in either case, to $20 million. Our loan agreement provides for a revolving credit facility which terminates on May 1, 2002 followed by a three year term loan. Borrowings under our loan agreement totaled $58.7 million at June 30, 2000 and $57.8 million at July 31, 2000. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value.

     The interest rate on our bank debt was 7.93 percent at June 30, 2000 and 7.87 percent at July 31, 2000. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $58.5 million at June 30, 2000 and 57.5 million at July 31, 2000.

     Our shareholders' equity at June 30, 2000 was $189.3 million giving us a ratio of long-term debt-to-total capitalization of 25 percent. Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in the first six months of 2000 was $25.1 million compared to $12.8 million in 1999. We had working capital of $7.0 million at June 30, 2000. Our first six month 2000 capital expenditures were $20.9 million of which $13.2 million was spent on our oil and natural gas operations and $6.5 million on our contract drilling equipment. Our oil and natural gas operations completed 36 wells in the first six months of 2000. If oil and natural gas prices remain favorable, we anticipate that we will drill approximately 90 total wells during 2000 and spend approximately $30 million drilling or buying oil and natural gas properties during the year although this amount may increase depending on the availability of and our success in acquiring oil and natural gas properties through acquisitions. We anticipate that we will spend approximately $15 million this year for drilling rig equipment capital expenditures.

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

     Due to a settlement agreement which terminated on December 31, 1997, we have a liability of $877,000 at June 30, 2000, representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $877,000 is payable in equal annual payments of approximately $439,000 due on June 1, 2001 through June 1, 2002.

     The prices we received for the sale of our natural gas in the first six months of 2000 increased 70 percent above the prices we received during the first six months of 1999. Average oil prices we received over the same periods increased 91 percent. For the first six months of 2000, the average natural gas price we received was $2.82 per Mcf and the average oil price we received was $25.82 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 88 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves and price declines could cause us to reduce the carrying value of our oil and natural gas properties. Any price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rate we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the borrowing value under our bank loan agreement since this determination is based on the value of our oil and natural gas reserves and our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our capital projects. In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our production at the higher oil prices which currently exist. These transactions apply to approximately 50 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of our oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. In the second quarter of 2000, the oil swaps yielded a reduction in our oil revenues of $199,000.

     Generally, during the past 15 years, our contract drilling operations have encountered significant competition. In the last six months of 1999, and the first six months of 2000 we have experienced significant improvement in rig utilization. Despite the recent improvement in rig demand, we still anticipate that competition within our industry will, for the foreseeable future, continue to influence the use of our drilling rigs. In addition to competition, our ability to use our drilling rigs at any given time depends on a number of other factors, including the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required.

     Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have in the past occurred in the industry. We may experience shortages of qualified personnel to operate our rigs, which would limit our ability to increase the number of our rigs working and could have an adverse effect on our financial condition and results of operations.

     In the third quarter of 1994, our board of directors authorized us to purchase up to 1,000,000 shares of our outstanding common stock on the open market. Since that time, 160,100 shares were repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1998 and 1999, we used 19,863 and 25,000 of the purchased shares, respectively, as part of our matching contribution to our 401(k) Employee Thrift Plan. As part of the requirements for the pooling of interests in the Questa merger the authorization to purchase treasury shares has been withdrawn. At June 30, 1999 and 2000 we held no treasury shares.

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

RESULTS OF OPERATIONS
---------------------

Second Quarter 2000 versus Second Quarter 1999
----------------------------------------------

     Our net income for the second quarter of 2000 was $5,627,000, compared with a net loss of $656,000 in 1999. Higher natural gas and oil prices and production volumes along with increases in the use of our drilling rigs and the rates we received for the drilling rigs all contributed to the increase in our net income.

     Our revenue from the sale of our oil and natural gas increased 97 percent in the second quarter of 2000 compared to the second quarter of 1999 due to a 81 percent and 58 percent increase in the average prices we received for natural gas and oil, respectively. Natural gas production also increased 15 percent and oil production increased 21 percent when compared to the second quarter of 1999. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999.

     In the second quarter of 2000, revenues from our contract drilling operations increased by 133 percent as the average number of drilling rigs being used increased from 19.0 in the second quarter of 1999 to 37.4 in 2000. Increased rig utilization resulted from the expansion of our drilling activity into the Rocky Mountains with the acquisition of the Parker rigs in September 1999 and from increases in demand for our rigs located in Oklahoma. Revenues per rig per day increased 18 percent in the second quarter of 2000 as compared to the same period in 1999. While dayrates in all of our drilling areas were higher, the Rockies provide dayrates substantially higher than those achieved in our other market areas.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 75 percent in the second quarter of 2000 compared to 62 percent for the same period in 1999. This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs increased 29 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 7 percent in the second quarter of 1999 to 19 percent in the second quarter of 2000. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 102 percent in 2000 versus 1999 due to increased utilization and labor costs.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 11 percent due to the increase in production. The increase was partially offset by a 4 percent reduction in the average DD&A rate per Mcfe to $0.81 in the second quarter of 2000. Contract drilling depreciation increased 91 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs and an overall increase in rig utilization.

     General and administrative expenses increased 10 percent while interest expense decreased one percent between the comparative periods. The average interest rate on all long-term debt increased from 6.5 percent in the second quarter of 1999 to 7.8 percent in the second quarter of 2000 while our average outstanding debt decreased 18 percent.

Six Months 2000 versus Six Months 1999
--------------------------------------

     Our net income for the first six months of 2000 was $9,205,000, compared with a net loss of $1,775,000 in 1999. Higher natural gas and oil prices and production volumes along with increases in the use of our drilling rigs and the rates we received for the drilling rigs all contributed to the increase in our net income.

     Our revenue from the sale of our oil and natural gas increased 83 percent in the first six months of 2000 compared to the first six months of 1999 due to a 70 percent and 91 percent increase in average prices we received for natural gas and oil, respectively. Natural gas production also increased 8 percent and oil production increased 16 percent when compared to the first six months of 1999. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999.

     In the first six months of 2000, revenues from our contract drilling operations increased by 107 percent as the average number of drilling rigs being used increased from 19.5 in the first six months of 1999 to 36.1 in 2000. Increased rig utilization resulted from the expansion of our drilling activity into the Rocky Mountains with the acquisition of the Parker rigs in September 1999 and from increases in demand for our rigs located in Oklahoma. Revenues per rig per day increased 11 percent in the first six months of 2000 as compared to the same period in 1999. While dayrates in all of our drilling areas were higher, the Rockies provide dayrates substantially higher than those achieved in our other market areas.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 74 percent in the first six months of 2000 compared to 61 percent for the same period in 1999. This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs increased 21 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 9 percent in the first six months of 1999 to 18 percent in the first six months of 2000. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 87 percent in 2000 versus 1999 due to increased utilization and labor costs.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 2 percent due to the increase in production. The increase was partially offset by a 6 percent reduction in the average DD&A rate per Mcfe to $0.81 in first six months of 2000. Contract drilling depreciation increased 89 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs and an overall increase in rig utilization.

     General and administrative expenses increased 8 percent while interest expense increased 3 percent between the comparative periods. The average interest rate on all long-term debt increased from 6.5 percent in the first six months of 1999 to 7.8 percent in the first six months of 2000 while our average outstanding debt decreased 16 percent.

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

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) as amended by FAS 137 and FAS 138. For additional information see, "Note 4 - New Accounting Pronouncements" in the Notes to Consolidated Condensed Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

     Our operations are exposed to market risks due to changes in commodity prices. The price we receive is primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, prices we have received for our oil and natural gas production have been volatile and such volatility is expected to continue.

To reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. During the second quarter of 2000 we had swap transactions applying to approximately 50 percent of our daily oil production, at prices ranging from $24.42 to $27.01. These transactions yielded a reduction in our oil revenues of $199,000 in the second quarter of 2000. During July 2000 we have swap transactions for approximately 50 percent of our daily oil production and for August and September 2000 we have swap transactions for approximately 25 percent of our oil production, at prices ranging from $24.42 to $24.91.

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

      Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 3, 2000 we held our Annual Meeting of Stockholders. At the meeting the following matters were voted on, with each receiving the votes indicated:

      I. Election of Nominees John G. Nikkel and John S. Zink to serve as directors.

                                       Numbers of    Against or
                     Nominee            Votes For     Withheld
              ----------------------  ------------  ------------
              John G. Nikkel           25,946,900     2,131,978
              John S. Zink             25,935,187     2,143,691

              The following directors, whose term of office did not expire at the annual meeting, continue as directors of the Company:
              Earle Lamborn, William B. Morgan, John H. Williams,
              King P. Kirchner, Don Cook and J. Michael Adcock.

      II. Ratification of the appointment of PricewaterhouseCoopers L L P as the Company=s independent certified public accountants for the fiscal year 1999.

                         For     -        28,009,140
                         Against -            44,724
                         Abstain -            25,014

      III. Ratification of an amendment to restate our certificate of incorporation to increase the number of authorized shares of common stock from 40 million shares to 75 million shares.

                         For     -        25,578,583
                         Against -         2,455,688
                         Abstain -            44,607

      IV. Ratification of amendments to the Unit Corporation Amended and Restated Stock Option Plan.

                         For     -        21,994,684
                         Against -           718,300
                         Abstain -            97,198

      V. Approval of the Unit Corporation 2000 Non-Employee Directors' Stock Option Plan.

                         For     -        21,244,392
                         Against -         1,466,189
                         Abstain -            99,601

Item 5.  Other Information
--------------------------

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a) Exhibits:

            15   Letter re:  Unaudited Interim Financial Information.

            27   Financial Data Schedule

       (b) On May 24, 2000, we filed a report on Form 8-K under Item 5 to release the financial results of Unit Corporation for April, 2000.

            On June 29, 2000, we filed a report on Form 8-K under Items 5 and 7. This report filed as an exhibit the Amended and Restated Certificate of Incorporation of Unit Corporation, which increased the authorized shares of common stock of Unit Corporation from 40,000,000 to 75,000,000, as approved by the Stockholders at the Annual Meeting of Stockholders of Unit Corporation held on May 3, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:  August 10, 2000                    By:  /s/     John G. Nikkel
       ---------------------------        ------------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Operating
                                          Officer and Director

Date:  August 10, 2000                    By:  /s/     Larry D. Pinkston
       ---------------------------        ------------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer