Form 10-Q
period 2000-09-30
UNIT CORP
filed 2000-11-08
CIK 798949

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000
                                    OR

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
                            Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                   35,753,144
       ----------------------------                   ----------
                   Class                    Outstanding at November 6, 2000

                                FORM 10-Q
                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                      PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 1999 and September 30, 2000. . . . . . . .     2

          Consolidated Condensed Statements of
          Operations Three and Nine Months Ended
          September 30, 1999 and 2000 . . . . . . . . . . . . . .     3

          Consolidated Condensed Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 2000 . . . . .     4

          Notes to Consolidated Condensed Financial Statements. .     5

          Report of Review by Independent Accountants . . . . . .    11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .    12

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk . . . . . . . . . . . . . . . . . . . . . .    18

                       PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .    20

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .    20

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .    20

Item 4.   Submission of Matters to a Vote of Security Holders . .    20

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .    20

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .    20


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  . .    21

                      PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    December 31, September 30,
                                                       1999          2000
                                                    -----------   -----------
                                                    (Restated,
                                                    See Note 1)
                                                         (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                      $    2,647    $      772
    Accounts receivable                                22,070        36,284
    Other                                               5,769         5,381
                                                   -----------   -----------
        Total current assets                           30,486        42,437
                                                   -----------   -----------
Property and Equipment:
    Total cost                                        500,703       536,001
    Less accumulated depreciation, depletion,
      amortization and impairment                     241,649       262,553
                                                   -----------   -----------
        Net property and equipment                    259,054       273,448
                                                   -----------   -----------
Other Assets                                            6,027        10,072
                                                   -----------   -----------
Total Assets                                       $  295,567    $  325,957
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term liabilities       $    2,027    $    1,919
      and debt
    Accounts payable                                   14,682        19,696
    Accrued liabilities                                 8,875         9,969
                                                   -----------   -----------
        Total current liabilities                      25,584        31,584
                                                   -----------   -----------
Long-Term Debt                                         67,239        60,200
                                                   -----------   -----------
Other Long-Term Liabilities                             2,325         3,392
                                                   -----------   -----------
Deferred Income Taxes                                  20,914        31,760
                                                   -----------   -----------

Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued            -             -
    Common stock, $.20 par value, 40,000,000
      and 75,000,000 shares authorized, 35,641,307
      and 35,748,144 shares issued, respectively        7,128         7,150
    Capital in excess of par value                    139,207       139,811
    Retained earnings                                  33,170        52,060
                                                   -----------   -----------
        Total shareholders' equity                    179,505       199,021
                                                   -----------   -----------
Total Liabilities and Shareholders' Equity         $  295,567    $  325,957
                                                   ===========   ===========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                             ----------------------  ----------------------
                                1999        2000        1999        2000
                             ----------  ----------  ----------  ----------
                             (Restated,             (Restated,
                                 See                    See
                               Note 1)                Note 1)
                                 (In thousands except per share amounts)
Revenues:
    Contract drilling        $ 10,549    $ 29,890    $ 32,919    $ 76,234
    Oil and natural gas        13,314      24,584      31,670      58,234
    Other                          57         314         452       1,134
                             ---------   ---------   ---------   ---------
            Total revenues     23,920      54,788      65,041     135,602
                             ---------   ---------   ---------   ---------
Expenses:
    Contract drilling:
        Operating costs         9,666      23,024      29,918      60,957
        Depreciation
          and amortization      1,483       3,286       4,294       8,595
    Oil and natural gas:
        Operating costs         3,903       5,121      11,031      13,759
        Depreciation,
          depletion and
          amortization          4,260       4,889      12,672      13,474
    General and
      administrative            1,322       1,534       4,122       4,558
    Interest                    1,416       1,312       3,941       3,913
                             ---------   ---------   ---------   ---------
            Total expenses     22,050      39,166      65,978     105,256
                             ---------   ---------   ---------   ---------
Income (Loss) Before
  Income Taxes                  1,870      15,622        (937)     30,346
                             ---------   ---------   ---------   ---------
Income Tax Expense
  (Benefit):
    Current                        16         532          (1)        610
    Deferred                      760       5,405        (255)     10,846
                             ---------   ---------   ---------   ---------
            Total income
              taxes               776       5,937        (256)     11,456
                             ---------   ---------   ---------   ---------
Net Income (Loss)            $  1,094    $  9,685    $   (681)   $ 18,890
                             =========   =========   =========   =========
Net Income (Loss) Per
  Common Share:
    Basic                    $    .04    $    .27    $   (.02)   $    .53
                             =========   =========   =========   =========
    Diluted                  $    .04    $    .27    $   (.02)   $    .52
                             =========   =========   =========   =========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended
                                                    September 30,
                                             -------------------------
                                                1999           2000
                                             ----------     ----------
                                             (Restated,
                                             See Note 1)
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income (loss)                        $    (681)     $  18,890
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
        Depreciation, depletion,                17,164         22,373
          and amortization
        Deferred tax expense                      (257)        10,846
        Other                                       37           (528)
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                        859        (14,214)
        Accounts payable                         2,155         (1,266)
        Other - net                              1,167          1,274
                                             ----------     ----------
            Net cash provided by
              operating activities              20,444         37,375
                                             ----------     ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                       (58,115)       (36,091)
    Proceeds from disposition of assets          1,243          4,170
    Other-net                                     (146)        (2,753)
                                             ----------     ----------
            Net cash used in
              investing activities             (57,018)       (34,674)
                                             ----------     ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                           (11,032)        (7,039)
    Net payments of notes payable
      and other long-term debt                    (123)          (308)
    Proceeds from stock                         50,502            185
    Book overdrafts                                 -           2,586
                                             ----------     ----------
            Net cash provided by (used in)
              financing activities              39,347         (4,576)
                                             ----------     ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                           2,773         (1,875)

Cash and Cash Equivalents, Beginning
  of Year                                          688          2,647
                                             ----------     ----------
Cash and Cash Equivalents, End of Period     $   3,461      $     772
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

     Results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Our independent accountants have performed a review of the 2000 interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933 their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings
(loss) per share for the Company.

                                                 WEIGHTED
                                 INCOME           SHARES      PER-SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                              -------------   -------------   ----------
 For the Three Months Ended
   September 30, 1999:
     Basic earnings
       per common share       $  1,094,000      27,781,000    $    0.04
                                                              ==========
     Effect of dilutive
       stock options                   -           333,000
                              -------------   -------------
     Diluted earnings
       per common share       $  1,094,000      28,114,000    $    0.04
                              =============   =============   ==========

 For the Three Months Ended
   September 30, 2000:
     Basic earnings per
       common share           $  9,685,000      35,733,000    $    0.27
                                                              ==========
     Effect of dilutive
       stock options                   -           457,000
                              -------------   -------------
     Diluted earnings per
       common share           $  9,685,000      36,190,000    $    0.27
                              =============   =============   ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended September 30, 1999 because the option exercise prices were greater than the average market price of common shares:

                                         1999             2000
                                      ----------       ----------
      Options                           154,000              -
                                      ==========       ==========
      Average exercise price          $    8.84        $     -
                                      ==========       ==========

                                                 WEIGHTED
                                 INCOME           SHARES      PER-SHARE
                               (NUMERATOR)    (DENOMINATOR)     AMOUNT
                              -------------   -------------   ----------

 For the Nine Months Ended
   September 30, 1999:
     Basic earnings (loss)
       per common share       $   (681,000)     27,607,000    $   (0.02)
                                                              ==========
     Effect of dilutive
       stock options                   -               -
                              -------------   -------------
     Diluted earnings (loss)
       per common share       $   (681,000)     27,607,000    $   (0.02)
                              =============   =============   ==========

 For the Nine Months Ended
   September 30, 2000:
     Basic earnings per
       common share           $ 18,890,000      35,711,000    $    0.53
                                                              ==========
     Effect of dilutive
       stock options                   -           405,000
                              -------------   -------------
     Diluted earnings per
       common share           $ 18,890,000      36,116,000    $    0.52
                              =============   =============   ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 because the options are not dilutive due to the net loss and for the nine months ended September 30, 2000 the option exercise prices were greater than the average market price of common shares:

                                         1999             2000
                                      ----------       ----------
      Options                           735,100           17,500
                                      ==========       ==========
      Average exercise price          $    4.56        $   12.19
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

     The results of operations for each company and the combined amounts presented in Unit Corporation's consolidated condensed financial statements are as follows:

                           Nine Months    Three Months    Three Months
                              Ended           Ended           Ended
                          September 30,   September 30,     March 31,
                              1999            1999            2000
                          ------------    ------------    ------------
                                         (In Thousands)
  Revenues:
      Unit Corporation    $    61,789     $    22,613     $    35,807
      Questa                    3,252           1,307           1,420
                          ------------    ------------    ------------
          Combined        $    65,041     $    23,920     $    37,227
                          ============    ============    ============

  Net Income:
      Unit Corporation    $    (1,458)    $       690     $     3,095
      Questa                      777             404             483
                          ------------    ------------    ------------
          Combined        $      (681)    $     1,094     $     3,578
                          ============    ============    ============

     Questa's net income has been adjusted by $395,000 in the first nine months of 1999, $340,000 in the third quarter of 1999 and $12,000 in the first quarter of 2000 to restate Questa's financial statements to the full cost method of accounting used by the Company.

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

NOTE 5 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada, which is not significant. Information regarding the Company's operations by industry segment for the three and nine month periods ended September 30, 1999 and 2000 are as follows:

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                             1999        2000         1999        2000
                          ----------  ----------   ----------  ----------
                                          (In thousands)
Revenues:
   Contract drilling      $  10,549   $  29,890    $  32,919   $  76,234
   Oil and natural gas       13,314      24,584       31,670      58,234
   Other                         57         314          452       1,134
                          ----------  ----------   ----------  ----------
       Total revenues     $  23,920   $  54,788    $  65,041   $ 135,602
                          ==========  ==========   ==========  ==========

Operating Income (1):
   Contract drilling      $    (600)  $   3,580    $  (1,293)  $   6,682
   Oil and natural gas        5,151      14,574        7,967      31,001
                          ----------  ----------   ----------  ----------
       Total operating
         income               4,551      18,154        6,674      37,683

   General and
     administrative
     expense                 (1,322)     (1,534)      (4,122)     (4,558)
   Interest expense          (1,416)     (1,312)      (3,941)     (3,913)
   Other income
     (expense)- net              57         314          452       1,134
                          ----------  ----------   ----------  ----------
       Income (loss)
         before income
         taxes            $   1,870   $  15,622    $    (937)  $  30,346
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

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 2000, and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2000 and cash flows for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
October 25, 2000

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

     Our bank loan agreement provides for a total loan facility of $100 million with a current available borrowing value of $90 million. Each year on April 1 and October 1 our banks redetermine our available borrowing value which is primarily determined by an amount equal to a percentage of the discounted future value of our oil and natural gas reserves and to a lesser extent by a percentage of the value of a portion of our drilling rig fleet. Our loan agreement provides for a revolving credit facility which terminates on May 1, 2002 followed by a three year term loan. Borrowings under our loan agreement totaled $58.2 million at September 30, 2000 and $56.6 million at October 31, 2000. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value.

     The interest rate on our bank debt was 7.90 percent at September 30, 2000 and 7.87 percent at October 31, 2000. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $57.0 million at September 30, 2000 and $56.5 million at October 31, 2000.

     Our shareholders' equity at September 30, 2000 was $199.0 million giving us a ratio of long-term debt-to-total capitalization of 23 percent. Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in the first nine months of 2000 was $37.4 million compared to $20.4 million in 1999. We had working capital of $10.9 million at September 30, 2000. Our first nine month 2000 capital expenditures were $39.8 million of which $24.7 million was spent on our oil and natural gas operations and $12.8 million on our contract drilling equipment. Our oil and natural gas operations drilled 68 wells in the first nine months of 2000 with 52 of the wells completed as producing wells. If oil and natural gas prices remain favorable, we anticipate that we will drill approximately 100 total wells during 2000 and spend approximately $30 million drilling or buying oil and natural gas properties during the year. This amount may increase depending on the availability of and our success in acquiring oil and natural gas properties through acquisitions. We anticipate that we will spend approximately $15 million this year for drilling rig equipment capital expenditures.

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

     Due to a settlement agreement which terminated on December 31, 1997, we have a liability of $877,000 at September 30, 2000, representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $877,000 is payable in equal annual payments of approximately $439,000 due on June 1, 2001 and June 1, 2002.

     The prices we received for the sale of our natural gas in the first nine months of 2000 increased 71 percent above the prices we received during the first nine months of 1999. Average oil prices we received over the same periods increased 67 percent. For the first nine months of 2000, the average natural gas price we received was $3.25 per Mcf and the average oil price we received was $26.19 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 88 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves and price declines could cause us to reduce the carrying value of our oil and natural gas properties. Any price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rate we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the borrowing value under our bank loan agreement since this determination is based on the value of our oil and natural gas reserves and our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our capital projects.

     In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our production at the higher oil prices which currently exist. These transactions apply to approximately 50 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of our oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. In the third quarter of 2000 and the first nine months of 2000, the oil swaps yielded a reduction in our oil revenues of $265,000 and $464,000, respectively. We have entered into a collar contract for approximately 25 percent of our oil production for the period covering November 1, 2000 to February 28, 2001. The collar has a floor of $26.00 and a ceiling of $33.00 and we will receive $0.86 per barrel for entering into the collar transaction.

     Generally, during the past 15 years, our contract drilling operations have encountered significant competition. In the last six months of 1999, and the first nine months of 2000 we have experienced significant improvement in rig utilization. Despite the recent improvement in rig demand, we still anticipate that competition within our industry will, for the foreseeable future, continue to influence the use of our drilling rigs. In addition to competition, our ability to use our drilling rigs at any given time depends on a number of other factors, including the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required.

     Although we have not encountered material difficulty in hiring and retaining qualified rig crews, such shortages have in the past occurred in the industry. We may experience shortages of qualified personnel to operate our rigs, which would limit our ability to increase the number of our rigs working and could have an adverse effect on our financial condition and results of operations.

     In the third quarter of 1994, our board of directors authorized us to purchase up to 1,000,000 shares of our outstanding common stock on the open market. Since that time, 160,100 shares were repurchased at prices ranging from $2.50 to $9.69 per share. In the first quarter of 1998 and 1999, we used 19,863 and 25,000 of the purchased shares, respectively, as part of our matching contribution to our 401(k) Employee Thrift Plan. As part of the requirements for the pooling of interests in the Questa merger the authorization to purchase treasury shares has been withdrawn. At September 30, 1999 and 2000 we held no treasury shares.

SAFE HARBOR STATEMENT
---------------------

     Statements in this document as well as information contained in written material, press releases and oral statements issued by or on behalf of us contain, or may contain, certain "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included in this document which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

  .  the amount and nature of future capital expenditures;
  .  wells to be drilled or reworked;
  . oil and natural gas prices to be received and demand for oil and natural gas;
  .  exploitation and exploration prospects;
  .  estimates of proved oil and natural gas reserves;
  .  reserve potential;
  .  development and infill drilling potential;
  .  drilling prospects;
  . expansion and other development trends of the oil and natural gas industry;
  .  our business strategy;
  .  production of our oil and natural gas reserves;
  .  expansion and growth of our business and operations;
  . drilling rig utilization, revenues and costs; and . availability of qualified labor.

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

RESULTS OF OPERATIONS
---------------------

Third Quarter 2000 versus Third Quarter 1999
--------------------------------------------

     Our net income for the third quarter of 2000 was $9,685,000, compared to net income of $1,094,000 in 1999. Higher natural gas and oil prices and production volumes along with increases in the use of our drilling rigs and the rates we received for the drilling rigs all contributed to the increase in our net income.

     Our revenue from the sale of our oil and natural gas increased 85 percent in the third quarter of 2000 compared to the third quarter of 1999 due to a 70 percent and 36 percent increase in the average prices we received for natural gas and oil, respectively. Natural gas production also increased 15 percent and oil production increased 18 percent when compared to the third quarter of 1999. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999 and the first half of 2000.

     In the third quarter of 2000, revenues from our contract drilling operations increased by 183 percent as the average number of drilling rigs being used increased from 19.1 in the third quarter of 1999 to 43.1 in 2000. Increased rig utilization resulted from the expansion of our drilling activity into the Rocky Mountains with the acquisition of the Parker rigs in September 1999 and from increases in demand for our rigs located in Oklahoma. Revenues per rig per day increased 37 percent in the third quarter of 2000 as compared to the same period in 1999. While dayrates in all of our drilling areas were higher, the Rockies provide dayrates substantially higher than those achieved in our other market areas.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 79 percent in the third quarter of 2000 compared to 71 percent for the same period in 1999. This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs increased 31 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 8 percent in the third quarter of 1999 to 23 percent in the third quarter of 2000. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 138 percent in 2000 versus 1999 due to increased labor costs and utilization.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 15 percent due to the increase in production. The increase was partially offset by a 6 percent reduction in the average DD&A rate per Mcfe to $0.84 in the third quarter of 2000. Contract drilling depreciation increased 122 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs and an overall increase in rig utilization.

     General and administrative expenses increased 16 percent due to the growth in operating activity from both exploration and contract drilling while interest expense decreased 7 percent between the comparative periods. The average interest rate on all long-term debt increased from 7.4 percent in the third quarter of 1999 to 8.1 percent in the third quarter of 2000 while our average outstanding debt decreased 18 percent.

Nine Months 2000 versus Nine Months 1999
----------------------------------------

     Our net income for the first nine months of 2000 was $18,890,000, compared with a net loss of $681,000 in 1999. Higher natural gas and oil prices and production volumes along with increases in the use of our drilling rigs and the rates we received for the drilling rigs all contributed to the increase in our net income.

     Our revenue from the sale of our oil and natural gas increased 84 percent in the first nine months of 2000 compared to the first nine months of 1999 due to a 71 percent and 67 percent increase in average prices we received for natural gas and oil, respectively. Natural gas production also increased 11 percent and oil production increased 16 percent when compared to the first nine months of 1999. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999 and the first half of 2000.

     In the first nine months of 2000, revenues from our contract drilling operations increased by 132 percent as the average number of drilling rigs being used increased from 19.3 in the first nine months of 1999 to 38.5 in 2000. Increased rig utilization resulted from the expansion of our drilling activity into the Rocky Mountains with the acquisition of the Parker rigs in September 1999 and from increases in demand for our rigs located in Oklahoma. Revenues per rig per day increased 25 percent in the first nine months of 2000 as compared to the same period in 1999. While dayrates in all of our drilling areas were higher, the Rockies provide dayrates substantially higher than those achieved in our other market areas.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 76 percent in the first nine months of 2000 compared to 65 percent for the same period in 1999. This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs increased 25 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 9 percent in the first nine months of 1999 to 20 percent in the first nine months of 2000. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 104 percent in 2000 versus 1999 due to increased utilization and labor costs.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 6 percent due to the increase in production. The increase was partially offset by a 6 percent reduction in the average DD&A rate per Mcfe to $0.82 in first nine months of 2000. Contract drilling depreciation increased 100 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs and an overall increase in rig utilization.

     General and administrative expenses increased 11 percent due to the growth in operating activity from both exploration and contract drilling while interest expense decreased one percent between the comparative periods. The average interest rate on all long-term debt increased from 6.8 percent in the first nine months of 1999 to 7.9 percent in the first nine months of 2000 while our average outstanding debt decreased 16 percent.

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

     To reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our production at the higher oil prices which currently exist. These transactions apply to approximately 50 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of our oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. In the third quarter of 2000 and the first nine months of 2000, the oil swaps yielded a reduction in our oil revenues of $265,000 and $464,000, respectively. We have entered into a collar contract for approximately 25 percent of our oil production for the period covering November 1, 2000 to February 28, 2001. The collar has a floor of $26.00 and a ceiling of $33.00 and we will receive $0.86 per barrel for entering into the collar transaction.

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

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a) Exhibits:

            15   Letter re:  Unaudited Interim Financial Information.

            27   Financial Data Schedule

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:  November 8, 2000                   By:  /s/  John G. Nikkel
       ---------------------------       ------------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Operating
                                          Officer and Director

Date:  November 8, 2000                   By:  /s/  Larry D. Pinkston
       ---------------------------       ------------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer