Form 10-K
period 2000-12-31
UNIT CORP
filed 2001-03-20
CIK 798949

                              F O R M   1 0 - K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
   [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

            Aggregate Market Value of the Voting Stock Held By
              Non-affiliates on March 16 2001 - $467,971,160

                     Number of Shares of Common Stock
                Outstanding on March 16 2001 - 35,934,791

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 2, 2001 are incorporated by reference in Part III.

                       Exhibit Index - See Page 85

                                FORM 10-K
                             UNIT CORPORATION

                            TABLE OF CONTENTS
                                  PART I
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . .      2
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . .      2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . .     22
Item 4.   Submission of Matters to a Vote of Security Holders . .     22

                                 PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . .     23
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . .     24
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . .     25
Item 7a.  Quantitative and Qualitative Disclosure about
            Market Risk . . . . . . . . . . . . . . . . . . . . .     32
Item 8.   Financial Statements and Supplementary Data . . . . . .     33
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . .     75

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant. . .     75
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .     77
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . .     77
Item 13.  Certain Relationships and Related Transactions. . . . .     77

                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . .     78
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .     84

                             UNIT CORPORATION
                              Annual Report
                   For The Year Ended December 31, 2000


                                  PART I

Item 1.  Business and  Item 2.  Properties
-------  --------      -------  ----------

                                 GENERAL

     Through our wholly owned subsidiaries, we contract to drill onshore oil and natural gas wells for others and explore, develop, acquire and produce oil and natural gas properties for our self. We were founded in 1963 as a contract drilling company. Today our contract drilling operations and our exploration and production operations are carried out primarily in the natural gas producing provinces of the Oklahoma and Texas areas of the Anadarko and Arkoma Basins and the Texas Gulf Cost. Our contract drilling operations are also engaged in the East Texas and Rocky Mountain region.

     Our executive offices are located at 1000 Kensington Tower, 7130 South Lewis, Tulsa, Oklahoma 74136; telephone number (918) 493-7700. We also have regional offices in Oklahoma City, Oklahoma, Woodward, Oklahoma, Booker, Texas, Houston, Texas and Casper, Wyoming. When used in this report, the terms Corporation, Unit, our, we and its refer to Unit Corporation and, at times, Unit Corporation and/or one or more of its subsidiaries.

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

On December 29, 2000, we purchased a 750 horsepower diesel electric rig with a 13,500 foot depth capacity for $3.2 million and at December 31, 2000, we were completing the construction of two additional rigs.

     At December 31, 2000, our drilling rig fleet consisted of 50 rigs with depth capacities ranging from 9,500 to 40,000 feet of which 34 were located in the Anadarko and Arkoma Basins of Oklahoma and Texas while nine were located in the East Texas and Gulf Coast Region and seven in the Rocky Mountain region.

     In January 2001, we purchased a 1,000 horse power diesel electric rig with a 16,000 foot depth capacity for $3.2 million. This new rig is working in the Gulf Coast region. In February 2001, we purchased a 1,000 horse power mechanical rig, also with a 16,000 foot depth capacity, for $2.5 million. This rig will be moved from Alaska to the Rocky Mountain region in the second quarter of 2001. The addition of these two rigs brings our fleet to 52 rigs.

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

     The following table sets forth, for each of the periods indicated, certain information concerning our contract drilling operations:

                                      Year Ended December 31,
                        ------------------------------------------------
                         1996    1997         1998    1999         2000
                        ------  ------       ------  ------       ------
Number of Rigs Owned
  At End of Period        24.0    34.0  (1)    34.0    47.0  (2)    50.0  (3)
Average Number of Rigs
  Owned During Period     22.7    25.1         34.0    37.3         47.0
Average Number of Rigs
  Utilized (4)            14.7    20.0         22.9    23.1         39.8
Utilization Rate (4)       65%     80%          67%     62%          85%
Average Revenue
  Per Day (5)           $5,351  $6,309       $6,394  $6,582       $7,432
Total Footage Drilled
  (Feet in 1000's)       1,468   1,736        2,203   2,211        3,650
Number of Wells
  Drilled                  130     167          198     197          316
----------------------

(1)  Includes 10 rigs acquired in the fourth quarter of 1997.

(2)  Includes 13 rigs acquired in September 1999.

(3) Includes one rig acquired at the 2000 year-end and two additional rigs that were completing construction.

(4) Utilization rates are based on a 365-day year and are calculated by dividing the number of rigs utilized by the total number of rigs owned during the period, including stacked rigs. A rig is considered utilized when it is operating or being moved, assembled or dismantled under contract.

(5) Represents total revenues from contract drilling operations divided by the total number of days rigs were being utilized for the period.

     As of February 7, 2001, 47 of our drilling rigs were operating under contract.

     The following table sets forth, as of March 16, 2001, the type and approximate depth capability of each of our drilling rigs:

                                               Approximate Depth
      Rig#                Type                 Capability (feet)
      -----   ---------------------------      -----------------
         1    BDW 650                                13,000
         2    BDW 650                                13,000
         3    BDW 650                                13,500
         4    Gardner Denver 500                     12,500
         5    U-15 Unit Rig                          11,000
         6    BDW 800                                17,000
         8    Gardner Denver 800                     16,000
         9    BDW 800                                17,000
        10    BDW 450T                                9,500
        11    Gardner Denver 700                     15,000
        12    BDW 800                                16,000
        14    Gardner Denver 700                     15,000
        15    Mid-Continent 914-C                    20,000
        16    U-15 Unit Rig                          11,000
        17    Brewster N-75                          15,000
        18    BDW 650                                12,500
        19    Gardner Denver 500                     12,000
        20    Gardner Denver 700                     15,000
        21    Gardner Denver 700                     15,000
        22    BDW 800                                16,000
        23    Gardner Denver 700                     14,000
        24    Gardner Denver 700                     14,000
        25    Gardner Denver 700                     15,000
        26    National 610 E                         13,500
        27    BDW 650                                13,000
        28    Continental Emsco D-3                  16,000
        29    Brewster N-75A                         15,000
        30    BDW 1350-M                             20,000
        31    Shufelt                                12,500
        32    Brewster N-75                          15,000
        33    BDW 800                                16,000
        34    National 110-UE                        20,000
        35    Continental Emsco C-1                  20,000
        36    Gardner Denver 1500-E                  25,000
        37    Mid-Continent 914-EC                   20,000
        38    Mid-Continent 1220-EB                  25,000
        39    Mid-Continent U-36-A                   12,000
        40    BDW 800                                16,000
       112    Ideco E-3000                           25,000
       166    OIME E-3000                            25,000
       180    OIME E-3000                            30,000
       182    OIME E-3000                            30,000
       184    OIME E-3000                            30,000
       201    OIME E-4000                            40,000
       203    OIME E-2000                            25,000
       232    Continental Emsco D-3 II               16,000
       233    Continental Emsco C-1 III              20,000
       234    Continental Emsco D-3 II               16,000
       235    Continental Emsco C-1 II               20,000
       236    Gardner Denver 800                     16,000
       237    Continental Emsco C-1 II               20,000
       254    OIME E-2000                            25,000

     During most of the past 17 years, our contract drilling operations encountered significant competition due to depressed levels of activity.
In the last half of 1999 and throughout 2000, as oil and natural gas prices began to increase, the demand for our contract drilling services increased. Although we experienced an increase in demand for our drilling services and our dayrates and utilization have increased, we anticipate that competition within the industry will, for the foreseeable future, continue to adversely affect us.

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

     Turnkey drilling operations, in particular, might result in losses if we underestimate the costs of drilling a well or if unforeseen events occur. To date, we have not experienced significant losses in performing turnkey contracts. For 2000, turnkey revenue represented approximately 9 percent of our contract drilling revenues as compared to 21 percent for 1999 and we did not have any turnkey contracts in progress at December 31, 2000. Because the proportion of turnkey drilling is dictated by market conditions and the desires of customers using our services, we can't predict whether the portion of drilling conducted on a turnkey basis will increase or decrease in the future.

     Customers. During 2000, 10 contract drilling customers accounted for approximately 42 percent of our total contract drilling revenues. Approximately 4 percent of our total contract drilling revenues were generated from drilling on oil and natural gas properties of which we were the operator (including properties owned by limited partnerships for which we acted as general partner).

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

     As of December 31, 2000, we had estimated net proved reserves of 4,183 Mbbls and 215,637 MMcf. Our producing oil and natural gas interests, undeveloped leaseholds and related assets are located primarily in Oklahoma, Texas, Louisiana and New Mexico and, to a lesser extent, in Arkansas, North Dakota, Colorado, Wyoming, Montana, Alabama, Mississippi, Illinois, Michigan, Nebraska and Canada. As of December 31, 2000, we had an interest in a total of 2,887 wells in the United States, 667 of which we served as the operator. We also had an interest in 64 wells located in Canada. Our technical staff generates the majority of our development and exploration prospects. When we are the operator of a property, we generally employ our own drilling rigs and our own engineering staff supervises the drilling operation.

     We intend to continue the growth in our oil and natural gas operations utilizing funds generated from operations and our bank loan agreement.

     Well and Leasehold Data. The tables below set forth certain information regarding our oil and natural gas exploration and development drilling activities for the periods indicated:

                                  Year Ended December 31,
                 --------------------------------------------------------
                        1998                1999               2000
                 -----------------   -----------------  -----------------
                   Gross      Net      Gross     Net      Gross      Net
                 --------  --------  -------- --------  --------  --------
Wells Drilled:
--------------
Exploratory:
    Oil              -         -         -        -         -         -
    Natural gas      -         -         -        -           2      1.63
    Dry                1       .26       -        -         -         -
                 --------  --------  -------- --------  --------  --------
        Total          1       .26       -        -           2      1.63
                 ========  ========  ======== ========  ========  ========
Development:
    Oil                6      1.13         1      .48         7      1.45
    Natural gas       62     22.71        55    19.23        75     28.51
    Dry               27     11.85        10     5.47        17      8.56
                 --------  --------  -------- --------  --------  --------
        Total         95     35.69        66    25.18        99     38.52
                 ========  ========  ======== ========  ========  ========
Oil and Natural
Gas Wells
Producing or
Capable of
Producing:
---------------
    Oil - USA        841    214.70       783   224.10       799    278.06
    Oil - Canada     -         -         -        -         -         -
    Gas - USA      1,960    370.70     1,950   403.50     2,088    431.11
    Gas - Canada      64      1.60        64     1.60        64      1.60
                 --------  --------  -------- --------  --------  --------
        Total      2,865    587.00     2,797   629.20     2,951    710.77
                 ========  ========  ======== ========  ========  ========

     On February 7, 2001, Unit was participating in the drilling of 4 gross (2.36 net) wells in the United States.

     The following table summarizes our oil and natural gas leasehold acreage as of the end of each of the years indicated:

                                 Developed Acreage    Undeveloped Acreage
                               --------------------- ---------------------
                                 Gross       Net       Gross        Net
                               ---------  ---------  ---------   ---------
1998:
-----
     USA                        628,241    142,543     52,958      35,371
     Canada                      39,040        976     22,763      22,763
                               ---------  ---------  ---------   ---------
                                667,281    143,519     75,721      58,134
                               =========  =========  =========   =========

1999:
-----
     USA                        548,011    142,472     55,989      35,245
     Canada                      39,040        976     25,293      25,293
                               ---------  ---------  ---------   ---------
          Total                 587,051    143,448     81,282      60,538
                               =========  =========  =========   =========

2000:
-----
     USA                        564,780    153,507     61,487      39,480
     Canada                      39,040        976     26,243      13,121
                               ---------  ---------  ---------   ---------
          Total                 603,820    154,463     87,730      52,601
                               =========  =========  =========   =========

     Price and Production Data. The following table sets forth our average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf [1 barrel (Bbl) of oil = 6 thousand cubic feet
(Mcf) of natural gas] of production for the periods indicated:

                                              Year Ended December 31,
                                         ---------------------------------
                                            1998        1999        2000
                                         ----------  ----------  ----------
Average Sales Price per Barrel of Oil
  Produced:
     USA                                 $   12.77   $   17.48   $   26.95
     Canada                                    -           -           -

Average Sales Price per Mcf of Natural
  Gas Produced:
     USA                                 $    1.91   $    2.05   $    3.91
     Canada                              $    1.46   $    1.81   $    2.39

Oil Production (Mbbls):
     USA                                       486         424         488
     Canada                                    -           -           -
                                         ----------  ----------  ----------
        Total                                  486         424         488
                                         ==========  ==========  ==========

Natural Gas Production (MMcf):
     USA                                    17,694      17,402      19,239
     Canada                                     38          35          46
                                         ----------  ----------  ----------
        Total                               17,732      17,437      19,285
                                         ==========  ==========  ==========

Average Production Expense per
  Equivalent Mcf:
     USA                                 $     .62   $     .59   $     .74
     Canada                              $     .54   $     .56   $     .42

     Reserves. The following table sets forth our estimated proved developed and undeveloped oil and natural gas reserves at the end of each of the years indicated:

                                              Year Ended December 31,
                                         ---------------------------------
                                            1998        1999        2000
                                         ----------  ----------  ----------
Oil (Mbbls):
    USA                                      3,629       4,527       4,183
    Canada                                     -           -           -
                                         ----------  ----------  ----------
       Total                                 3,629       4,527       4,183
                                         ==========  ==========  ==========

Natural gas (MMcf):
    USA                                    175,884     186,770     215,196
    Canada                                     523         569         441
                                         ----------  ----------  ----------
       Total                               176,407     187,339     215,637
                                         ==========  ==========  ==========

     Further information relating to oil and natural gas operations is presented in Notes 1, 10 and 12 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

           VOLATILE NATURE OF OUR OIL AND NATURAL GAS MARKETS;
                          FLUCTUATIONS IN PRICES

     Our revenues, operating results, cash flows and future rate of growth are significantly affected by the prevailing prices for natural gas and oil. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile. Oil and natural gas prices increased substantially in the last half of 1999 and throughout 2000. However, and despite the recent price improvements, it is possible that such prices could again decline. Price declines had a significant negative impact on our financial results for 1998 and the first six months of 1999. We incurred a net loss for the two quarterly periods ending March 31 and June 30, 1999 before incurring net income for the two quarterly periods ending September 30 and December 31, 1999. Although we had net income for the twelve months ended December 31, 1999 and significant increases in net income in 2000, depressed prices in the future would, as noted, have a negative impact on our future financial results. Because our oil and natural gas reserves are predominantly natural gas, changes in natural gas prices would have a disproportionate impact on our financial results.

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

     Our oil and condensate production is sold at or near our wells under purchase contracts at prevailing prices in accordance with arrangements customary in the oil industry. Our natural gas production is sold to intrastate and interstate pipelines as well as to independent marketing firms under contracts with original terms ranging from one month to several years at prices primarily determined on a daily basis. Most of these contracts contain provisions for readjustment of price, termination and other terms customary in the industry.

     Our contract drilling operations are dependent on the level of demand in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect the demand. Because oil and natural gas prices are volatile, the level of demand for our services can also be volatile. Decreased oil and natural gas prices during 1998 and early 1999 adversely affected our contract drilling activity by lowering the demand for our rigs and reducing the rates we charged for our rigs. With the increase in oil and natural gas prices in the last half of 1999 and all of 2000 our dayrates and rig utilization have increased substantially.

     Although oil and natural gas prices have recently improved, we expect that in the near term our customers will continue a cautious approach to exploration and development spending until price gains prove to be sustainable. Decreases from current oil and natural gas prices would depress the level of exploration and production activity. This in turn would likely result in a decline in our contract drilling revenues, cash flows and profitability. As a result, the future demand for our drilling services is uncertain.

                               COMPETITION

     All of our lines of business are highly competitive. Competition in onshore contract drilling traditionally involves such factors as price, efficiency, condition of equipment, availability of labor and equipment, reputation and customer relations. Some of our competitors in the onshore contract drilling business are substantially larger than we are and have appreciably greater financial and other resources. As a result of the increase in demand for onshore contract drilling services over the past year and a half, previous surpluses of certain types of drilling rigs in the industry have been eliminated and the inventories of certain components such as specific grades of drill pipe have been depleted from continued use. The competitive environment within which we operate is uncertain and extremely price oriented.

     Our oil and natural gas operations likewise encounter strong competition from major oil companies, independent operators and others. Many of these competitors have appreciably greater financial, technical and other resources and are more experienced in the exploration for and production of oil and natural gas than we are.

                       OIL AND NATURAL GAS PROGRAMS

     Our subsidiary, Unit Petroleum Company, serves as the general partner of four oil and gas limited partnerships and 12 employee oil and gas limited partnerships. Each year we form an employee partnership which acquires an interest, ranging from 2.5% to 15% of our interest, in most oil and natural gas drilling activities and purchases of producing oil and natural gas properties that we do that year. The limited partners in the employee partnerships are either employees or directors of Unit or its subsidiaries. Our subsidiary, Questa Oil and Gas Co., also formed five private limited partnerships from 1981 to 1993. We repurchased the limited partner's interest in three of five of the Questa partnerships in the fourth quarter of 2000 and the three partnerships were dissolved.

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



                                EMPLOYEES

     As of February 7, 2000, we had approximately 1,038 employees in our land contract drilling operations, 54 employees in our oil and natural gas operations and 52 in our general corporate area. None of our employees are represented by a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

                        OPERATING AND OTHER RISKS

     Our drilling operations are subject to many hazards inherent in the drilling industry, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather. Our exploration and production operations are subject to these and similar risks. Any of these events could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our drilling customers by contract for some of these risks. To the extent that we are unable to transfer these risks to drilling customers by contract or indemnification agreements, we seek protection through insurance. However, we cannot assure you that our insurance or our indemnification agreements, if any, will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations, could result in substantial losses to us. In addition, we cannot assure you that insurance will be available to cover any or all of these risks. Even if available, the insurance might not be adequate to cover all of our losses, or we might decide against obtaining that insurance because of high premiums or other costs.

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

                SAFE HARBOR STATEMENT OF FURTHER ACTIVITY

     Statements in this document as well as information contained in written material, press releases and oral statements issued by or on behalf of us contain, or may contain, certain "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included in this document which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

  .  year 2001 plans;
  .  the amount and nature of future capital expenditures;
  .  wells to be drilled or reworked;
  .  oil and natural gas prices and demand;
  .  exploitation and exploration prospects;
  .  estimates of proved oil and natural gas reserves;
  .  reserve potential;
  .  development and infill drilling potential;
  .  drilling prospects;
  . expansion and other development trends of the oil and natural gas industry;
  .  business strategy;
  .  production of oil and natural gas reserves;
  . expansion and growth of our business and operations; and . drilling rig utilization, revenues and costs.

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

     In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made by us, the following discussion outlines certain factors that in the future could cause our consolidated results for 2001 and beyond to differ materially from those that may be set forth in any such forward-looking statement made by or on behalf of us.

Commodity Prices

     The prices we receive for our oil and natural gas production have a direct impact on our revenues, profitability and cash flow as well as our ability to meet our projected financial and operational goals. The prices for natural gas and crude oil are heavily dependent on a number of factors beyond our control, including the demand for oil and/or natural gas; current weather conditions in the continental United States which can greatly influence the demand for natural gas at any given time as well as the price to be received for such natural gas; and the ability of current distribution systems in the United States to effectively meet the demand for oil and or natural gas at any given time, particularly in times of peak demand which may result due to adverse weather conditions. Oil prices are extremely sensitive to foreign influences that may be based on political, social or economic underpinnings, any one of which could have an immediate and significant effect on the price and supply of oil. In addition, prices of both natural gas and oil are becoming more and more influenced by trading on the commodities markets which, at times, has tended to increase the volatility associated with these prices resulting, at times, in large differences in such prices even on a month-to-month basis. All of these factors, especially when coupled with the fact that much of our product prices are determined on a daily basis, can, and at times do, lead to wide fluctuations in the prices we receive.

     Based upon the results of our operations for 2000 we estimate that a change of $0.10/Mcf in the average price of natural gas and a change of $1.00/Bbl in the price of crude oil throughout such period would have resulted in approximate changes in net income before income taxes of $1,797,000 and $455,000, respectively. During 2000, substantially all of our natural gas and crude oil volumes were sold at market responsive prices.

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

Debt and Bank Borrowing

     We have experienced and expect to continue to experience substantial working capital needs due to our growth in drilling operations and our active exploration, development and exploitation programs. Historically, we have funded our working capital needs through a combination of internally generated cash flow, equity financing and borrowings under our bank loan agreement. As a result of our significant working capital requirements, we currently have, and will continue to have, a certain amount of indebtedness. At December 31, 2000, our long-term debt outstanding was $54.0 million. As of December 31, 2000, we had a total loan commitment of $100 million, but we elected to limit the amount available for borrowing under our bank loan agreement to $70 million to reduce cost. The amount outstanding under our bank loan agreement at December 31, 2000 was $52.0 million.

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

     The amount of our existing debt as well as its future debt is, to a large extent, a function of the costs associated with the projects undertaken by us at any given time and the cash flow received by us. Generally, the costs incurred by us in our normal operations are those associated with the drilling of oil and natural gas wells, the acquisition of producing properties, and the costs associated with the maintenance or expansion of our drilling rig fleet. To some extent, these costs, particularly the first two items, are discretionary and we maintain a degree of control regarding the timing and/or the need to incur the same. However, in some cases, unforeseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly rig component due to an unexpected loss, which could force us to incur increased debt above that which we had expected or forecasted. Likewise, for many of the reasons mentioned above, our cash flow may not be sufficient to cover our current cash requirements which would then require us to increase our debt either through bank borrowings or otherwise.

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

     No matters were submitted to our security holders during the fourth quarter of 2000.

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
------- ------------------------------------------------------------------
          Matters
          -------

     Our common stock is traded on the New York Stock Exchange under the symbol "UNT." The following table sets forth the high and low sale prices per share of our common stock as reported in the New York Stock Exchange composite transactions, for the periods indicated:

                               1999                        2000
                    -------------------------   -------------------------
 QUARTER                High          Low           High         Low
 -------            -----------   -----------   -----------  -----------
 First              $  7          $  3  1/2     $ 11  1/2    $  6  5/8
 Second             $  8  1/4     $  4  7/8     $ 14  9/16   $  9
 Third              $  9          $  6  3/4     $ 16  1/4    $ 11 13/16
 Fourth             $  7  3/4     $  4  7/8     $ 19  7/16   $ 12  3/8

     As of February 7, 2001 our common stock was held by 2,158 holders of record.

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

Item 6.  Selected Financial Data
-------  -----------------------
                                        Year Ended December 31,
                      ----------------------------------------------------------
                        1996(1)    1997(1)     1998(1)     1999(1)       2000
                      ----------  ----------  ----------  ----------  ----------


                                (In thousands except per share amounts)

 Revenues             $  75,751   $  96,478   $  97,274   $ 102,352   $ 201,264
                      ==========  ==========  ==========  ==========  ==========
 Income From
   Continuing
   Operations         $   9,359   $  12,330   $   1,428   $   3,048   $  34,344
                      ==========  ==========  ==========  ==========  ==========
 Net Income           $   9,359   $  12,330   $   1,428   $   3,048   $  34,344
                      ==========  ==========  ==========  ==========  ==========
 Earnings Per
   Common Share:
     Basic            $     .38   $     .47   $     .05   $     .10   $     .96
                      ==========  ==========  ==========  ==========  ==========
     Diluted          $     .38   $     .46   $     .05   $     .10   $     .95
                      ==========  ==========  ==========  ==========  ==========

 Total Assets         $ 147,734   $ 213,416   $ 233,096   $ 295,567   $ 346,288
                      ==========  ==========  ==========  ==========  ==========

 Long-Term Debt       $  42,255   $  55,480   $  75,048   $  67,239   $  54,000
                      ==========  ==========  ==========  ==========  ==========
 Other Long-Term
   Liabilities        $   2,360   $   2,363   $   2,368   $   2,325   $   3,597
                      ==========  ==========  ==========  ==========  ==========

 Cash Dividends
   Per Common Share   $     -     $     -     $     -     $     -     $     -
                      ==========  ==========  ==========  ==========  ==========
 --------------------
 (1) Restated for the merger with Questa Oil and Gas Co.


     See Management's Discussion of Financial Condition and Results of Operations for a review of 1998, 1999 and 2000 activity.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
           Results of Operations
           ---------------------

Financial Condition and Liquidity
---------------------------------

     On March 20, 2000, we completed the acquisition, by merger, of Questa Oil and Gas Co.("Questa") under which Questa became a wholly owned subsidiary of Unit Corporation. In the merger, each of Questa's outstanding shares of common stock (excluding treasury shares) was converted into .95 shares of our common stock. We issued approximately 1.8 million shares as a result of this merger. The merger has been accounted for as a pooling of interests and, accordingly, all amounts within this document have been restated, unless otherwise noted, as if the companies had been combined during the periods presented.

     Our bank loan agreement provides for a total loan facility of $100 million. Each year on April 1 and October 1 our banks redetermine our available borrowing value. This value is primarily determined by an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. An additional amount, limited to $20 million, is added to the borrowing value for a percentage of the value of a portion of our drilling rig fleet. Our loan agreement provides for a revolving credit facility which terminates on May 1, 2002 followed by a three year term loan. Borrowings under our loan agreement totaled $52 million at December 31, 2000 and $50 million at February 7, 2001. The latest borrowing value computation determined the full amount of the loan facility could be available to us, however, in order to reduce cost, we elected to set the borrowing value at $70 million for the current borrowing value period. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value. The loan agreement also contains covenants which require us to maintain

     .  consolidated tangible net worth of at least $75 million,

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

     The interest rate on our bank debt was 7.82 percent at December 31, 2000 and 6.72 percent at February 7, 2001. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted, depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $47.0 million at December 31, 2000 and $50.0 million at February 7, 2001.

     Our shareholders' equity at December 31, 2000 was $214.5 million giving us a ratio of long-term debt-to-total capitalization of 20 percent. Our primary source of funds consists of the cash flow from our operations and borrowings under our bank loan agreement. Net cash provided by our operations in 2000 was $67.4 million compared to $24.7 million in 1999. We had working capital of $13.3 million at December 31, 2000. Our total 2000 capital expenditures were $65.3 million, of which $39.9 million was spent in our oil and natural gas operations. This segment's capital expenditures consisted primarily of $30.5 million for exploration and development drilling and $3.8 million for producing property acquisitions. Capital expenditures for our contract drilling operations totaled $22.0 and consisted primarily of $3.0 million to rebuild three of our drilling rigs, $3.2 million to acquire one rig and $1.5 million to start construction on two additional rigs. We also acquired $3.3 million in new drill pipe with the remainder of our drilling capital expenditures for major components for our rig fleet. We anticipate that we will spend approximately $20 million in 2001 for drilling rig equipment.

     As natural gas and oil prices increased during the last six months of 1999 and throughout 2000, we increased the drilling activity in our exploration and production operation with the result that we drilled 101 wells during 2000 as compared to a total of 51 wells during the 1999. If oil and natural gas prices remain favorable, we plan to drill an estimated 130 wells and spend approximately $65 million drilling or buying oil and natural gas properties in 2001.

     Most of our capital expenditures are discretionary and directed toward our future growth. Current operations do not depend on our ability to obtain funds outside of our loan agreement and our anticipated cash flow. Future decisions by us to acquire or drill on oil and natural gas properties will depend on prevailing or anticipated market conditions, potential return on investment, future drilling potential and the availability of opportunities to obtain financing under the circumstances involved, thus providing us with a large degree of flexibility in determining when and if to incur such costs.

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

     On November 20, 1997, we acquired Hickman Drilling Company pursuant to an agreement and plan of merger entered into by and between us, Hickman Drilling Company and all of the holders of the outstanding capital stock of Hickman Drilling Company. As part of this acquisition, the former shareholders of Hickman held, as of December 31, 2000, promissory notes in the aggregate outstanding principal amount of $3.0 million. These notes are payable in equal annual installments on January 2, 2001 through January 2, 2003. The notes bear interest at the Chase Prime Rate which at December 31, 2000 was 9.5 percent and February 7, 2001 was 8.5 percent. At February 7, 2001, the promissory notes outstanding totaled $2.0 million.

     Due to a settlement agreement which terminated at December 31, 1997, we have a liability of $877,000 at December 31, 2000, representing proceeds received from a natural gas purchaser as prepayment for natural gas. The $877,000 is payable in equal annual payments on June 1, 2001 and June 1, 2002.

     The average price we received for our oil in 2000 increased 54 percent from the price we received in 1999 and our December 2000 oil price was 10 percent higher than the oil price we received in December 1999. Natural gas prices remain volatile, but increased substantially during the year. Our average natural gas price in 2000 was 91 percent higher than our average 1999 price and our December 2000 natural gas price was 239 percent higher than our December 1999 price. For the year, the average natural gas price we received was $3.91 per Mcf and the average oil price we received was $26.95 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 90 percent of our total oil and natural gas reserves, natural gas prices have a significant effect on the value of our oil and natural gas reserves and large natural gas price declines could cause us to reduce the carrying value of our oil and natural gas properties. Any price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rate we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the loan value under our bank loan agreement since this determination is based on the value of our oil and natural gas reserves and our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, may affect our ability to carry out our capital projects.

     Generally, during the past 17 years, our contract drilling operations have encountered significant competition, as reduced oil and natural gas prices during most of the period created a reduction in the demand for domestic land contract drilling rigs. However, in the last half of 1999 and throughout 2000 as oil and natural gas prices increased we experienced a substantial increase in demand for our rigs bringing our utilization rates above 90 percent for the last five months of 2000. Even with the increase in demand, we anticipate that competition within our industry will, for the foreseeable future, continue to influence the use of our drilling rigs. In addition to competition, our ability to use our drilling rigs at any given time depends on a number of other factors, including the continued strengthening of the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required.

     At December 31, 2000, we had tax net operating loss carryforwards ("NOL's") of approximately $39.5 million, the benefit of which has been recognized in our financial statements as we believe it to be more likely than not that we will use these NOL's. Should we be unable to generate sufficient income in future years to allow the use of all the NOL's, a charge to expense will be required to give recognition to any loss of the NOL's.

     At December 31, 2000, one of our subsidiaries owned 4,949,500 shares of common stock and 1,800,000 warrants in Shenandoah Resources Ltd., which is a Canadian oil and natural gas exploration and production company. The investment of $2,426,000 is part of other assets in our consolidated balance sheet.

Effects of Inflation
--------------------

     In the previous 17 years the effects of inflation on our operations have been minimal due to low inflation rates and moderate demand for contract drilling services. In the last half of 1999 and throughout 2000, as drilling rig day rates and drilling rig utilization increased, the impact of inflation has increased as the availability of equipment and third party services have decreased. Due to industry wide demand for qualified labor, contract drilling labor cost increased substantially in the summer of 2000. How inflation will effect us in the future will depend on additional increases, if any, we realize in our drilling rig rates and the prices we receive for our oil and natural gas. If industry activity continues to increase, shortages in support equipment such as drill pipe, third party services and qualified labor could occur resulting in additional corresponding increases in our material and labor costs. These conditions may limit our ability to realize improvements in operating profits.

New Accounting Pronouncements
-----------------------------------

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement has subsequently been amended by FASB statements No. 137 and No. 138 and establishes new accounting and reporting standards for derivative instruments. We will be required to adopt this statement in the first quarter of 2001. This statement will require us to recognize all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at fair value for each reporting period. The effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of our equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings during the period the change in value occurs. We have evaluated all of our transactions that could potentially be classified as derivative instruments under FAS 133. The adoption of FAS 133 will not have a significant effect on our results of operations or financial position.

Results of Operations
---------------------

2000 versus 1999
----------------

     Net income for 2000 was $34,344,000, compared with $3,048,000 for 1999. This increase resulted primarily from increases in our natural gas and oil prices and production volumes. Higher oil and natural gas prices also elevated the demand for our drilling rigs, resulting in increased utilization of our rigs, dayrates and net income.

     Our oil and natural gas revenues increased 99 percent in 2000 due to a 91 percent and 54 percent rise in the average prices we received for natural gas and oil, respectively. For the year, natural gas production increased by 11 percent and oil production increased by 15 percent when compared to 1999. Production grew as we drilled 101 gross wells (40.2 net wells) in 2000, compared to 51 gross wells (21.4 net wells) in 1999. Natural gas production for the fourth quarter of 2000 exceeded 1999's fourth quarter production by 11 percent.

     In 2000, revenues from our contract drilling operations increased by 95 percent as the average number of our drilling rigs being used increased from 23.1 in 1999 to 39.8 in 2000. Revenues per rig per day increased 13 percent between the comparative years. The acquisition of the Parker drilling rigs added 6.5 rigs to our utilization rate in the fourth quarter of 1999 and 9.0 rigs to our 2000 utilization at dayrates substantially higher than those achieved in our other marketing area. Our rigs excluding those acquired from Parker added 9.3 rigs to utilization and added an additional 10 percent to their revenue per rig per day. Daywork revenues represented 75 percent of our total drilling revenues in 2000 and 61 percent in 1999.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 79 percent in 2000 and 67 percent in 1999.
This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs between the comparative years increased 31 percent due primarily to the 113 percent increase in production taxes incurred as a result of higher revenues and to a lesser extent from the addition of new wells through development drilling.

     Our contract drilling operating margins increased from 14 percent in 1999 to 22 percent in 2000. The additional operating margin was generally due to additional revenue received per day and an increase in the number of rigs utilized. Our contract drilling operating cost per rig per day increased $109 in 2000 as total contract drilling operating costs were up 76 percent in 2000 versus 1999 primarily due to increased utilization.

     Contract drilling depreciation increased 75 percent due to the impact of higher depreciation per operating day associated with the newly acquired

Parker rigs and an overall increase in our rig utilization. Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 8 percent due to additional production volumes. The average DD&A rate per Mcfe decreased 4 percent to $0.82 in 2000.

     General and administrative expenses increased 14 percent as certain employee costs, outside contract services and office expenses increased due to the growth in both of our operating segments. Interest expense decreased 3 percent as our average outstanding debt decreased 14 percent during 2000. The average interest rate increased from 7.0 percent in 1999 to 7.9 percent in 2000.

     On May 3, 1999, our contract drilling offices in Moore, Oklahoma were struck by a tornado destroying two buildings and damaging various vehicles and drilling equipment. In May 1999, we received $500,000 of insurance proceeds for the destroyed buildings, and, as a result, in the second quarter of 1999, we recognized a gain of $315,000 recorded as part of other revenues. During the first quarter of 2000, we received the final insurance proceeds totaling $987,000 for the contents of the destroyed buildings, damaged equipment and clean up costs. From these proceeds, we recognized a gain of $599,000 recorded as part of other revenues in the first quarter of 2000.

1999 versus 1998
----------------

     Net income for 1999 was $3,048,000, compared with $1,428,000 in 1998.
Lower natural gas and oil prices in the first half of 1999 reduced both the demand for our drilling rigs and the rates we received for the drilling rigs that were operating. As a result of the merger with Questa, the oil and gas properties of Questa were restated from the successful efforts method of accounting to the full cost method of accounting used by Unit Corporation. As part of this restatement, in 1998, the value of Questa's oil and natural gas properties were impaired due to low prices at the end of the third quarter of 1998; therefore, the Questa properties were written down $2.6 million.

     Our oil and natural gas revenues increased 7 percent in 1999 due to a 7 percent and 37 percent increase in the average prices we received for natural gas and oil, respectively. For the year, natural gas production decreased by 2 percent and oil production decreased by 13 percent when compared to 1998. Our oil production declined because we in recent years emphasized the drilling of development wells aimed at replacing and increasing our natural gas reserves. Our natural gas production decreased because we curtailed our development drilling program during the first half of 1999 while oil and natural gas prices were depressed. As prices began to improve during the last six months of 1999, our natural gas production increased as we increased our drilling program. Natural gas production for the fourth quarter of 1999 exceeded 1998's fourth quarter production by 4 percent.

     In 1999, revenues from our contract drilling operations increased by 4 percent as the average number of drilling rigs being used increased from
22.9 in 1998 to 23.1 in 1999. Revenues per rig per day increased 3 percent between the comparative years. During the first nine months of 1999 as compared to the same period of 1998, our average drilling rig utilization was down 22 percent and our average revenues per rig per day was down 4 percent. The acquisition of the Parker drilling rigs added 6.5 rigs to our utilization rate in the fourth quarter of 1999 at dayrates substantially higher than those achieved in our other marketing area. As a result, that acquisition had a strong impact on our contract drilling fourth quarter and year-end operating results, adding $5.6 million in revenues. Daywork revenues represented 61 percent of our total drilling revenues in 1999 and 64 percent in 1998.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 67 percent in 1999 and 64 percent in 1998. This increase resulted primarily from the increase in the average oil and natural gas prices we received and a 2 percent decrease in operating costs between the comparative years.

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

     Contract drilling depreciation increased 19 percent due to the impact of higher depreciation per operating day associated with the newly acquired Parker rigs. Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties decreased 13 percent. Total DD&A was higher in 1998 due to the write down of Questa's oil and natural gas properties in the third quarter of 1998, as discussed above. Decreases in production as previously discussed also reduced DD&A in 1999. The average DD&A rate per Mcfe increased 5 percent to $0.85 in 1999.

     General and administrative expenses increased 4 percent as certain employee benefit costs and outside services increased. Interest expense increased 6 percent as our average outstanding debt increased 11 percent during 1999. The average interest rate decreased from 7.1 percent in 1998 to 7.0 percent in 1999.

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

To reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our production at the higher oil prices which currently existed. These transactions applied to approximately 50 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of our daily oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. We have also entered into a collar contract for approximately 25 percent of our daily production for the period covering November 1, 2000 to February 28, 2001. The collar has a floor of $26.00 and a ceiling of $33.00 and we are receiving $0.86 per barrel for entering into the collar transaction. During 2000, the sum of these hedging transactions yielded a reduction in our oil revenues of $465,000.

     Interest Rate Risk - Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the prime rate or the London Interbank Offered Rate ("Libor rate"). At our election, borrowings under our revolving credit and term loan may be fixed at the Libor rate for periods up to 180 days. Historically, we have not utilized any financial instruments, such as interest rate swaps, to attempt to manage the exposure to increases in interest rates. However, we may consider the use of such financial instruments in the future based on our assessment of future interest rates. The impact on annual cash flow before taxes of a one percent change in the floating rate based on our average outstanding long-term debt in 2000 would have been approximately $628,000.

Item 8.  Financial Statements and Supplementary Data
-------  --------------------------------------------

                    UNIT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                   As of December 31,
                                                 ----------------------
                                                    1999        2000
                                                 ----------  ----------
                                                  Restated,
                                                 See Note 2)
                                                     (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                    $   2,647   $     726
    Accounts receivable (less allowance for
      doubtful accounts of $583 and $919)           22,070      40,220
    Materials and supplies                           3,259       3,802
    Prepaid expenses and other                       2,510       1,269
                                                 ----------  ----------
       Total current assets                         30,486      46,017
                                                 ----------  ----------

Property and Equipment:
    Drilling equipment                             177,238     196,736
    Oil and natural gas properties, on
      the full cost method                         312,269     349,707
    Transportation equipment                         3,502       5,803
    Other                                            7,694       8,801
                                                 ----------  ----------
                                                   500,703     561,047
    Less accumulated depreciation, depletion,
      amortization and impairment                  241,649     270,690
                                                 ----------  ----------
       Net property and equipment                  259,054     290,357
                                                 ----------  ----------
Other Assets                                         6,027       9,914
                                                 ----------  ----------
Total Assets                                     $ 295,567   $ 346,288
                                                 ==========  ==========













            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                   As of December 31,
                                                 ----------------------
                                                    1999        2000
                                                 ----------  ----------
                                                 (Restated,
                                                 See Note 2)
                                                     (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------
Current Liabilities:
    Current portion of long-term
      debt and other liabilities                 $   2,027   $   1,627
    Accounts payable                                14,682      21,012
    Accrued liabilities                              8,517       9,854
    Contract advances                                  358         179
                                                 ----------  ----------
        Total current liabilities                   25,584      32,672
                                                 ----------  ----------
Long-Term Debt                                      67,239      54,000
                                                 ----------  ----------
Other Long-Term Liabilities (Note 4)                 2,325       3,597
                                                 ----------  ----------
Deferred Income Taxes                               20,914      41,479
                                                 ----------  ----------
Commitments and Contingencies (Note 9)

Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued         -           -
    Common stock, $.20 par value,
      40,000,000 and 75,000,000 shares
      authorized, 35,641,307 and 35,768,344
      shares issued, respectively                    7,128       7,154
    Capital in excess of par value                 139,207     139,872
    Retained earnings                               33,170      67,514
                                                 ----------  ----------
        Total shareholders' equity                 179,505     214,540
                                                 ----------  ----------
Total Liabilities and Shareholders' Equity       $ 295,567   $ 346,288
                                                 ==========  ==========












            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Year Ended December 31,
                                  -------------------------------------
                                     1998          1999          2000
                                  ----------    ----------    ----------
                                   (Restated,    (Restated,
                                   See Note 2)   See Note 2)
                                  (In thousands except per share amounts)
Revenues:
    Contract drilling             $  53,528     $  55,479     $ 108,075
    Oil and natural gas              43,346        46,225        92,016
    Other                               400           648         1,173
                                  ----------    ----------    ----------
            Total revenues           97,274       102,352       201,264
                                  ----------    ----------    ----------
Expenses:
    Contract drilling:
        Operating costs              43,729        47,721        84,051
        Depreciation                  5,766         6,851        11,999
    Oil and natural gas:
        Operating costs              15,464        15,084        19,754
        Depreciation, depletion,
          amortization and
          impairment                 19,564        17,114        18,492
    General and administrative        5,543         5,750         6,560
    Interest                          4,950         5,268         5,136
                                  ----------    ----------    ----------
            Total expenses           95,016        97,788       145,992
                                  ----------    ----------    ----------
Income Before Income Taxes            2,258         4,564        55,272
                                  ----------    ----------    ----------
Income Tax Expense:
    Current                             214            29           621
    Deferred                            616         1,487        20,307
                                  ----------    ----------    ----------
            Total income taxes          830         1,516        20,928
                                  ----------    ----------    ----------
Net Income                        $   1,428     $   3,048     $  34,344
                                  ==========    ==========    ==========
Net Income Per Common Share:
    Basic                         $     .05     $     .10     $     .96
                                  ==========    ==========    ==========
    Diluted                       $     .05     $     .10     $     .95
                                  ==========    ==========    ==========









            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               Year Ended December 31, 1998, 1999 and 2000
                   (1998 and 1999 Restated, See Note 2)

                                     Capital
                                       In
                                     Excess
                            Common    Of Par     Retained   Treasury
                            Stock     Value      Earnings    Stock      Total
                          --------  ----------   ---------  --------  ----------
                                              (In thousands)
Balances,
  January 1, 1998         $ 5,468   $  81,837    $ 28,694   $  (156)  $ 115,843
    Net income                -           -         1,428       -         1,428
    Activity in employee
      compensation plans
      (48,329 shares)          10         144         -         156         310
    Retirement of Shares      -           (58)        -         -           (58)
    Purchase of treasury
      Stock (25,000
        shares)               -           -           -        (131)       (131)
    Questa purchase of
      treasury shares         -            (8)        -         -            (8)
                          --------  ----------   ---------  --------  ----------

Balances,
  December 31, 1998         5,478      81,915      30,122      (131)    117,384
    Net income                -           -         3,048       -         3,048
    Activity in employee
      compensation plans
      (252,511 shares)         50         680         -         131         861
    Sale of Common Stock
      (7,000,000 shares)    1,400      48,682         -         -        50,082
    Issuance of stock for
      acquisition
      (1,000,000
      shares)                 200       7,938         -         -         8,138
    Questa purchase of
      treasury shares         -            (8)        -         -            (8)
                          --------  ----------   ---------  --------  ----------

Balances,
  December 31, 1999         7,128     139,207      33,170       -       179,505
    Net income                -           -        34,344       -        34,344
    Activity in employee
      compensation plans
      (135,419 shares)         26         665         -         -           691
                          --------  ----------   ---------  --------  ----------

Balances,
  December 31, 2000       $ 7,154   $ 139,872    $ 67,514   $   -     $ 214,540
                          ========  ==========   =========  ========  ==========


           The accompanying notes are an integral part of the consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                       ------------------------------------
                                          1998         1999         2000
                                       ----------   ----------   ----------
                                       (Restated,   (Restated,
                                       See Note 2)  See Note 2)
                                                  (In thousands)
Cash Flows From Operating
  Activities:
    Net Income                         $   1,428    $   3,048    $  34,344
    Adjustments to reconcile
      net income to net cash
      provided (used) by
      operating activities:
        Depreciation, depletion,
          amortization and
          impairment                      25,681       24,285       30,946
        Loss (gain) on disposition
          of assets                           17         (400)        (969)
        Employee stock compensation
          plans                              561          436          443
        Bad debt expense                     -            255          350
        Deferred tax expense                 616        1,487       20,307
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                6,425       (8,450)     (18,500)
        Materials and supplies               244           49         (543)
        Prepaid expenses and other          (441)         140          (96)
        Accounts payable                     882        2,667       (1,370)
        Accrued liabilities                   60        1,590        3,067
        Contract advances                    205           48         (179)
        Other liabilities                   (447)        (442)        (440)
                                       ----------   ----------   ----------
              Net cash provided by
                operating activities      35,231       24,713       67,360
                                       ----------   ----------   ----------















            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                              Year Ended December 31,
                                       ------------------------------------
                                          1998         1999         2000
                                       ----------   ----------   ----------
                                       (Restated,   (Restated,
                                       See Note 2)  See Note 2)
                                                  (In thousands)
Cash Flows From Investing
  Activities:
    Capital expenditures (including
      producing property
      acquisitions                     $ (56,290)   $ (69,503)   $ (60,447)
    Proceeds from disposition of
      property and equipment                 964        1,438        4,259
    (Acquisition) disposition
      of other assets                        (93)          91       (2,656)
                                       ----------   ----------   ----------
              Net cash used in
                investing activities     (55,419)     (67,974)     (58,844)
                                       ----------   ----------   ----------
Cash Flows From Financing
  Activities:
    Borrowings under line of credit       53,475       61,600       31,200
    Payments under line of credit        (32,900)     (68,400)     (44,439)
    Net payments on notes payable
      and other long-term debt              (495)      (1,090)        (556)
    Proceeds from sale of
      common stock                           (21)      50,136          250
    Book overdrafts (Note 1)                 -          2,974        3,108
    Acquisition of treasury stock           (131)         -            -
                                       ----------   ----------   ----------
              Net cash provided by
               (used in) financing
               activities                 19,928       45,220      (10,437)
                                       ----------   ----------   ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                      (260)       1,959       (1,921)
Cash and Cash Equivalents,
  Beginning of Year                          948          688        2,647
                                       ----------   ----------   ----------
Cash and Cash Equivalents,
  End of Year                          $     688    $   2,647    $     726
                                       ==========   ==========   ==========
Supplemental Disclosure of Cash
Flow Information:
    Cash paid during the year for:
        Interest                       $   4,199    $   5,850    $   5,135
        Income taxes                   $     617    $      30    $     519

    See Note 2 for non-cash investing activities.



            The accompanying notes are an integral part of the
                    consolidated financial statements

                    UNIT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation

     The consolidated financial statements include the accounts of Unit Corporation and its directly and indirectly wholly owned subsidiaries ("Unit"). The investment in limited partnerships is accounted for on the proportionate consolidation method, whereby Unit's share of the partnerships' assets, liabilities, revenues and expenses is included in the appropriate classification in the accompanying consolidated financial statements.

Nature of Business

     Unit is engaged in the land contract drilling of natural gas and oil wells and the exploration, development, acquisition and production of oil and natural gas properties. Unit's current contract drilling operations are focused primarily in the natural gas producing provinces of the Oklahoma and Texas areas of the Anadarko and Arkoma Basins, the Texas Gulf Coast and the Rocky Mountain regions. Unit's primary exploration and production operations are also conducted in the Anadarko and Arkoma Basins and in the Texas Gulf Coast area with additional properties in the Permian Basin. The majority of its contact drilling and exploration and production activities are oriented toward drilling for and producing natural gas. At December 31, 2000, Unit had an interest in a total of 2,951 wells and served as operator of 667 of those wells. Unit provides land contract drilling services for a wide range of customers using the drilling rigs, which it owns and operates. In 2000, all of Unit's 47 rigs owned throughout the year 2000 were in operation. Unit acquired another rig at the end of the year and two more rigs were under construction, making the total rig count 50, at December 31, 2000.

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

Cash Equivalents and Book Overdrafts

     Unit includes as cash equivalents, certificates of deposits and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued prior to the end of the period, but not presented to Unit's bank for payment prior to the end of the period. At December 31, 1999 and 2000, book overdrafts of $3.0 million and $6.1 million have been included in accounts payable.

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

     Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in such estimates could cause Unit to reduce the carrying value of property and equipment.

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

Goodwill

     Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company over the fair value of the net assets acquired and is being amortized on the straight-line method over 25 years. Goodwill is evaluated periodically for impairment, when it appears an impairment may have occurred. If an impairment is determined, the amount of such impairment is calculated based on the estimated fair market value of the related assets. Net goodwill reported in other assets at December 31, 1999 and 2000 was $5,575,000 and $5,331,000, respectively with accumulated amortization at December 31, 1999 and 2000 of $507,000 and $750,000, respectively.

Oil and Natural Gas Operations

     Unit accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. Unit capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities. Independent petroleum engineers annually review Unit's determination of its oil and natural gas reserves. The average composite rates used for depreciation, depletion and amortization ("DD&A") were $0.81, $0.85 and $0.82 per Mcfe in 1998, 1999 and 2000, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. Unit's unproved properties totaling $11.0 million are excluded from the DD&A calculation. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from Unit's oil and natural gas properties. As discussed in
Note 12, such estimates are imprecise. As part of the merger with Questa, the oil and gas properties of Questa were restated from the successful effort method of accounting to the full cost method of accounting used by Unit Corporation. As part of this restatement, in 1998, the value of Questa's oil and natural gas properties were impaired due to low prices at the end of the third quarter of 1998; therefore, the properties were written down $2.6 million.

     No gains or losses are recognized upon the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

     The SEC's full cost accounting rules prohibit recognition of income in current operations for services performed on oil and natural gas properties in which Unit has an interest or on properties in which a partnership, of which Unit is a general partner, has an interest. Accordingly, in 1998 and 2000, Unit recorded $437,000 and $179,000 of contract drilling profits, respectively, as a reduction of the carrying value of its oil and natural gas properties rather than including these profits in current operations. No contract drilling profits were realized on such interests in 1999.

Limited Partnerships

     Unit's wholly owned subsidiary, Unit Petroleum Company, is a general partner in sixteen oil and natural gas limited partnerships sold privately and publicly. Some of Unit's officers, directors and employees own the interests in most of these partnerships. Unit's wholly owned subsidiary, Questa Oil and Gas Co., is a general partner in two additional oil and natural gas limited partnerships sold privately. Unit shares partnership revenues and costs in accordance with formulas prescribed in each limited partnership agreement. The partnerships also reimburse Unit for certain administrative costs incurred on behalf of the partnerships.

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

Natural Gas Balancing

     Unit uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. Based upon the 2000 average natural gas price received of $3.91 per Mcf, Unit estimates its balancing position to be approximately $6.9 million on under-produced properties and approximately $6.0 million on over-produced properties. Unit's policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which Unit has imbalances are not material.

Employee and Director Stock Based Compensation

     Unit applies APB Opinion 25 in accounting for its stock option plans for its employees and directors. Under this standard, no compensation expense is recognized for grants of options, which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on Unit's grants in 1998, 1999 and 2000 no compensation expense has been recognized. As provided by Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," Unit has disclosed the pro forma effects of recording compensation for such option grants based on fair value in Note 6 to the financial statements.

Self Insurance

     Unit utilizes self insurance programs for employee group health and worker's compensation. Self insurance costs are accrued based upon the aggregate of estimated liabilities for reported claims and claims incurred but not yet reported. Accrued liabilities include $2,974,000 and $4,462,000 for employer group health insurance and worker's compensation at December 31, 1999 and 2000, respectively.

Financial Instruments and Concentrations of Credit Risk

     Financial instruments, which potentially subject Unit to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and natural gas companies. Unit does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising Unit's customer base. During 2000, one purchaser of Unit's oil and natural gas production accounted for approximately 12 percent of consolidated revenues. At December 31, 2000 accounts receivable from one oil and natural gas purchaser was approximately $12.5 million. In addition, at December 31, 1999 and 2000, Unit had a concentration of cash of $0.4 million and $1.7 million, respectively, with one bank.

Hedging Activities

     To reduce the impact of fluctuations in the market prices of oil and natural gas, Unit periodically utilizes hedging strategies such as futures transactions or swaps to hedge the price of a portion of its future oil and natural gas production. Results of these hedging transactions are reflected in oil and natural gas sales in the month of the hedged production. At December 31, 1998 and 1999, Unit had no such hedging or derivative transactions. In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our daily production at the higher oil prices which currently existed. These transactions applied to approximately 50 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of our oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. We have also entered into a collar contract for approximately 25 percent of our daily production for the period covering November 1, 2000 to February 28, 2001. The collar has a floor of $26.00 and a ceiling of $33.00 and we are receiving $0.86 per barrel for entering into the collar transaction. During 2000, the sum of these hedging transactions yielded a reduction in our oil revenues of $465,000.

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

Impact of Financial Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The statement has subsequently been amended by FASB statements No. 137 and No. 138 and establishes new accounting and reporting standards for derivative instruments. Unit will be required to adopt this statement in the first quarter of 2001. FASB 133 requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measure the effectiveness of the hedges, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at fair value for each reporting period. The effective portion of the gain or loss on the derivative instrument will be recognized in other comprehensive income as a component of Unit's equity until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is required to be recognized in earnings during the period the change in value occurs. Unit has evaluated all of the transactions that could potentially be classified as derivative instruments under FAS 133. The adoption of FAS 133 will not have a significant effect on the results of operations or financial position.

NOTE 2 - ACQUISITIONS AND MERGER
--------------------------------

     On March 20, 2000, Unit completed the acquisition, by merger, of Questa Oil and Gas Co.("Questa") under which Questa became a wholly owned subsidiary of Unit Corporation. In the merger each of Questa's outstanding shares of common stock (excluding treasury shares) was converted into .95 shares of our common stock. Unit issued approximately 1.8 million shares as a result of this merger. The merger has been accounted for as a pooling of interests and, accordingly, all amounts in the financial statements have been restated as if the companies had been combined throughout the periods presented.

     The results of operations for each company and the combined amounts presented in Unit Corporation's consolidated financial statements are as follows:

                                                          Three Months
                          Year Ended      Year Ended         Ended
                          December 31,    December 31,      March 31,
                              1998           1999             2000
                         --------------  --------------  --------------
                                         (In thousands)
 Revenues:
     Unit Corporation    $      93,337   $      97,453   $      35,807
     Questa                      3,937           4,899           1,420
                         --------------  --------------  --------------
         Combined        $      97,274   $     102,352   $      37,227
                         ==============  ==============  ==============

 Net Income:
     Unit Corporation    $       2,246   $       1,486   $       3,095
     Questa                       (818)          1,562             483
                         --------------  --------------  --------------
         Combined        $       1,428   $       3,048   $       3,578
                         ==============  ==============  ==============

     Questa's net income has been reduced by $1,219,000 in 1998, increased by $527,000 in 1999 and increased by $12,000 in the first quarter of 2000 to restate Questa's financial statements to the full cost method of accounting used by Unit.

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

                                                    WEIGHTED
                                    INCOME           SHARES     PER-SHARE
                                  (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                 -------------   -------------  ----------

 For the Year Ended
   December 31, 1998:
     Basic earnings per
       common share              $  1,428,000      27,370,000   $    0.05
                                                                ==========
     Effect of dilutive
       stock options                      -           340,000
                                 -------------   -------------
     Diluted earnings per
       common share              $  1,428,000      27,710,000   $    0.05
                                 =============   =============  ==========

 For the Year Ended
   December 31, 1999:
     Basic earnings per
       common share              $  3,048,000      29,639,000   $    0.10
                                                                ==========
     Effect of dilutive
       stock options                      -           274,000
                                 -------------   -------------
     Diluted earnings per
       common share              $  3,048,000      29,913,000   $    0.10
                                 =============   =============  ==========
 For the Year Ended
   December 31, 2000:
     Basic earnings per
       common share              $ 34,344,000      35,723,000   $    0.96
                                                                ==========
     Effect of dilutive
       stock options                                  409,000
                                 -------------   -------------
     Diluted earnings per
       common share              $ 34,344,000      36,132,000   $    0.95
                                 =============   =============  ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares for the years ended December 31,:

                                          1998        1999        2000
                                       ----------  ----------  ----------
 Options                                 191,000     196,500     144,000
                                       ==========  ==========  ==========
 Average exercise price                $    8.60   $    8.49   $   16.59
                                       ==========  ==========  ==========

NOTE 4 - LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
-------------------------------------------------------

     Long-term debt consisted of the following as of December 31, 1999 and
2000:
                                                  1999        2000
                                               ----------  ----------
                                                   (In thousands)
Revolving credit and term loan,
  with interest at December 31,
  1999 and 2000 of 7.5 percent
  and 7.8 percent, respectively                $  62,400   $  52,000
Notes payable for Hickman
  Drilling Company acquisition
  with interest at December 31,
  1999 and 2000 of 8.5 percent
  and 9.5 percent, respectively                    4,000       3,000
Notes payable to banks by Questa
  with interest at December 31,
  1999 of 8.5 percent                              2,147         -
                                               ----------  ----------
                                                  68,547      55,000
Less current portion                               1,308       1,000
                                               ----------  ----------
Total long-term debt                           $  67,239   $  54,000
                                               ==========  ==========

     At December 31, 2000, Unit's bank loan agreement provided for a total loan commitment of $100 million consisting of a revolving credit facility through May 1, 2002 and a term loan thereafter, maturing on May 1, 2005. Borrowings under the loan agreement are limited to a borrowing value. At December 31, 2000, the latest borrowing value computation had determined the full amount of the loan facility could be available to Unit, but the company elected to set the borrowing value at $70 million in order to reduce cost. The loan value under the revolving credit facility is subject to a semi-annual re-determination calculated as the sum of a percentage of the discounted future value of Unit's oil and natural gas reserves, as determined by the banks. An additional amount, limited to $20 million, is added to the borrowing value from a percentage of the value of a portion of our drilling rig fleet. Any declines in commodity prices would adversely impact the determination of the borrowing value.

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

     In November 1997, Unit completed the acquisition of Hickman Drilling Company. In association with this acquisition, we issued an aggregate of $5.0 million in promissory notes payable in five equal annual installments commencing January 2, 1999, with interest at the Prime Rate.

     At December 31, 1999, Questa had $2.1 million of notes payable to a local bank, collateralized by certain of Questa's oil and natural gas interests, bearing interest at the prime rate of 8.5 percent and payable in quarterly installments of $75,000 with all remaining principal and accrued interest due at maturity on June 30, 2001. Other 60 month notes payable of $22,000, collateralized by automotive equipment, were owed by Questa at December 31, 1999, at interest rates of 7.5 to 7.75 percent. All of Questa's long-term debt was paid before Questa merged with Unit.

    Other long-term liabilities consisted of the following as of December 31, 1999 and 2000:

                                                  1999        2000
                                               ----------  ----------
                                                   (In thousands)
Natural gas purchaser prepayment               $   1,317   $     877
Separation benefit plan                            1,419       1,811
Deferred compensation plan                           -         1,536
Rig acquisition                                      248         -
Questa severance tax settlement payable               60         -
                                               ----------  ----------
                                                   3,044       4,224
Less current portion                                 719         627
                                               ----------  ----------
Total other long-term liabilities              $   2,325   $   3,597
                                               ==========  ==========

     At December 31, 2000, Unit has a prepayment balance of $877,000 representing proceeds received from a purchaser for prepayment of natural gas under a natural gas settlement agreement, which terminated on December 31, 1997. This amount is net of natural gas recouped and net of certain amounts disbursed to other owners for their proportionate share of the prepayments. At termination, the December 31, 1997 prepayment balance of $2.2 million became payable in equal annual payments over a five year period. A payment of $441,000 is due on June 1, 2001 and the final payment of $436,000 is due on June 1, 2002.

     Unit has other long-term liabilities of $3,347,000, consisting of $1,811,000 accrued in connection with its separation benefit plans and $1,536,000 accrued in connection with its Deferred Compensation Plan.

     Estimated annual principal payments under the terms of long-term debt and other long-term liabilities from 2001 through 2005 are $1,627,000, $11,549,000, $18,333,000, $17,333,000 and $7,222,000. Based on the
borrowing rates currently available to Unit for debt with similar terms and maturities, long-term debt at December 31, 2000 approximates its fair value.

NOTE 5 - INCOME TAXES
---------------------

     A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income to Unit's effective income tax expense is as follows:

                                            1998        1999        2000
                                         ----------  ----------  ----------
                                                   (In thousands)
Income tax expense computed by
  applying the statutory rate            $     768   $   1,552   $  19,345
State income tax, net of
  federal benefit                               77         139       1,575
Goodwill and other                             (15)       (175)          8
                                         ----------  ----------  ----------
    Income tax expense                   $     830   $   1,516   $  20,928
                                         ==========  ==========  ==========

     Deferred tax assets and liabilities are comprised of the following at December 31, 1999 and 2000:

                                                 1999         2000
                                             -----------  -----------
                                                  (In thousands)
Deferred tax assets:
    Allowance for losses
      and nondeductible accruals             $    2,370   $    3,308
    Net operating loss carryforward              23,475       15,027
    Statutory depletion carryforward              2,260        2,260
    Investment tax credit carryforward              339          -
    Alternative minimum tax credit
      carryforward                                  895        1,123
                                             -----------  -----------
            Gross deferred tax assets            29,339       21,718

    Valuation allowance                            (335)         -
    Deferred tax liability-
      Depreciation, depletion and
        amortization                            (49,918)     (63,197)
                                             -----------  -----------
            Net deferred tax liability       $  (20,914)  $  (41,479)
                                             ===========  ===========

     The deferred tax asset valuation allowance reflects that the investment tax credit carryforwards may not be utilized before the expiration dates due, in part, to the effects of anticipated future exploratory and development drilling costs. The reduction in the valuation allowance was the result of the expiration of investment tax credit carryforwards in 2000.

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

     At December 31, 2000, Unit has net operating loss carryforwards for regular tax purposes of approximately $39,546,000 and net operating loss carryforwards for alternative minimum tax purposes of approximately $10,824,000, which expire in various amounts from 2001 to 2019. In addition, a statutory depletion carryforward of approximately $5,948,000, which may be carried forward indefinitely, is available to reduce future taxable income, subject to statutory limitations.

NOTE 6 - EMPLOYEE BENEFIT AND COMPENSATION PLANS
------------------------------------------------

     In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan ("the Plan") whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, Unit's shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions. On January 4, 1999, 87,376 shares of common stock were issued for payment of Unit's 1998 year-end bonuses. No shares were issued under the Plan in 1998 and 2000.

     Unit also has a Stock Option Plan (the "Option Plan"), which provides for the granting of options for up to 2,700,000 shares of common stock to officers and employees. The Option Plan permits the issuance of qualified or nonqualified stock options. Options granted become exercisable at the rate of 20 percent per year one year after being granted and expire after ten years from the original grant date. The exercise price for options granted under this plan is the fair market value on the date of the grant.

     Activity pertaining to the Stock Option Plan is as follows:

                                                              WEIGHTED
                                                   NUMBER     AVERAGE
                                                     OF       EXERCISE
                                                   SHARES      PRICE
                                                -----------  ----------
Outstanding at January 1, 1998                     574,160   $    4.28
    Granted                                        227,000        3.96
    Exercised                                      (21,300)       2.71
    Cancelled                                      (10,500)       7.05
                                                -----------  ----------
Outstanding at December 31, 1998                   769,360        4.19
    Exercised                                     (109,760)       2.76
    Cancelled                                       (2,000)      10.00
                                                -----------  ----------
Outstanding at December 31, 1999                   657,600   $    4.41
    Granted                                        146,000       16.59
    Exercised                                      (79,700)       4.19
    Cancelled                                       (4,200)       4.94
                                                -----------  ----------
Outstanding at December 31, 2000                   719,700   $    6.87
                                                ===========  ==========

                                         OUTSTANDING OPTIONS
                                ------------------------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED
                                   NUMBER     REMAINING     AVERAGE
               EXERCISE              OF      CONTRACTUAL    EXERCISE
                PRICES             SHARES        LIFE        PRICE
       -----------------------  -----------  -----------  -----------
           $ 2.37 - $ 4.00         439,100   4.8  years   $     3.14
           $ 7.25 - $16.69         280,600   8.1  years   $    12.75

                                                EXERCISABLE OPTIONS
                                             ------------------------
                                                           WEIGHTED
                                                NUMBER     AVERAGE
                    EXERCISE                      OF       EXERCISE
                     PRICES                     SHARES      PRICE
       ------------------------------------  ----------- -----------
                 $ 2.37 - $ 4.00                313,400  $     2.90
                 $ 7.25 - $10.00                 94,500  $     8.69

     Options for 427,000, 414,200 and 407,900 shares were exercisable with weighted average exercise prices of $3.42, $3.96 and $4.24 at December 31, 1998, 1999 and 2000, respectively.

     In February and May 1992, the Board of Directors and shareholders, respectively, approved the Unit Corporation Non-Employee Directors' Stock Option Plan (the "Old Plan") and in February and May 2000, the Board of Directors and shareholders, respectively, approved the Unit Corporation 2000 Non-Employee Director's Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, which replaced the Old Plan, an aggregate of 300,000 shares of Unit's common stock may be issued upon exercise of the stock options. Under the Old Plan, on the first business day following each annual meeting of stockholders of Unit, each person who was then a member of the Board of Directors of Unit and who was not then an employee of Unit or any of its subsidiaries was granted an option to purchase 2,500 shares of common stock. Under the Directors' Plan, commencing with the year 2000 annual meeting, the amount granted has been increased to 3,500 shares of common stock. The option price for each stock option is the fair market value of the common stock on the date the stock options are granted. No stock options may be exercised during the first six months of its term except in case of death and no stock options are exercisable after ten years from the date of grant.

     Activity pertaining to the Directors' Plan is as follows:
                                                              WEIGHTED
                                                   NUMBER     AVERAGE
                                                     OF       EXERCISE
                                                   SHARES      PRICE
                                                -----------  ----------
Outstanding at January 1, 1998                      60,000   $    5.06
    Granted                                         12,500        9.00
                                                -----------  ----------
Outstanding at December 31, 1998                    72,500        5.74
    Granted                                         12,500        6.90
    Exercised                                       (5,000)       5.13
    Cancelled                                       (2,500)       8.94
                                                -----------  ----------
Outstanding at December 31, 1999                    77,500        5.86
    Granted                                         17,500       12.19
                                                -----------  ----------
Outstanding at December 31, 2000                    95,000   $    7.03
                                                ===========  ==========


                                           OUTSTANDING AND
                                         EXERCISABLE OPTIONS
                                ------------------------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED
                                   NUMBER     REMAINING     AVERAGE
               EXERCISE              OF      CONTRACTUAL    EXERCISE
                PRICES             SHARES        LIFE        PRICE
       -----------------------  -----------  -----------  -----------
           $ 1.75  - $ 3.75         32,500    2.8 years   $     3.00
           $ 6.87  - $12.19         62,500    7.6 years   $     9.12

     Unit applies APB Opinion 25 in accounting for Unit's Stock Option Plan and Non-Employee Director's Stock Option Plan. Accordingly, based on the nature of Unit's grants of options, no compensation cost has been recognized in 1998, 1999 and 2000. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                         1998        1999       2000
                                      ---------   ---------  ---------
Net Income (In thousands):
    As reported                       $  1,428    $  3,048   $ 33,344
                                      =========   =========  =========
    Pro forma                         $  1,115    $  2,652   $ 33,986
                                      =========   =========  =========
Basic Earnings per Share:
    As reported                       $    .05    $    .10   $    .96
                                      =========   =========  =========
    Pro forma                         $    .04    $    .09   $    .95
                                      =========   =========  =========
Diluted Earnings per Share:
    As reported                       $    .05    $    .10   $    .95
                                      =========   =========  =========
    Pro forma                         $    .04    $    .09   $    .94
                                      =========   =========  =========

     The fair value of each option granted is estimated using the Black-Scholes model. Unit's estimate of stock volatility was 0.53, 0.55 and 0.55 in 1998, 1999 and 2000, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 4.95, 6.70 and 5.26 percent in 1998, 1999 and 2000, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees. The aggregate fair value of options granted during 1998 and 2000 under the Stock Option Plan were $527,000 and $1,470,000, respectively. No options were issued under the Stock Option Plan in 1999. Under the Non-Employee Director's Stock Option Plan the aggregate fair value of options granted during 1998, 1999 and 2000 were $71,000, $58,000 and $99,000, respectively.

     Under Unit's 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Unit may match each employee's contribution, up to a specified maximum, in full or on a partial basis. The Company made discretionary contributions under the plan of 46,892, 105,819 and 58,353 shares of common stock and recognized expense of $536,000, $464,000 and $595,000 in 1998, 1999 and 2000, respectively.

     Unit provides a salary deferral plan ("Deferral Plan") which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy Unit's obligation under the Deferral Plan at December 31, 1999 and 2000 totaled $1,165,000 and $1,536,000, respectively. Unit recognizes payroll expense and records a liability at the time of deferral.

     Effective January 1, 1997, Unit adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with Unit is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against Unit in exchange for receiving the separation benefits. On October 28, 1997, Unit adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. Unit recognized expense of $577,000, $502,000 and $558,000 in 1998, 1999 and 2000,
respectively, for benefits associated with anticipated payments from both separation plans.

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

     Unit formed private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 2000, with a subsidiary of Unit serving as General Partner. Questa Oil and Gas Co. formed five private limited partnerships for 1981 to 1993. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with Unit in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with Unit and Questa, respectively, in most drilling operations and most producing property acquisitions commenced by Unit or Questa for its own account during the period from the formation of the Partnership through December 31 of each year. Unit repurchased the limited partner's interest in three of five Questa partnerships in the fourth quarter of 2000 and the three partnerships were dissolved.

     Amounts received in the years ended December 31 from both public and private Partnerships for which Unit and Questa are a general partner are as follows:

                                         1998        1999       2000
                                      ---------   ---------  ---------
                                               (In thousands)
Contract drilling                     $    180    $     94   $    296
Well supervision and other fees       $    415    $    425   $    478
General and administrative
  expense reimbursement               $    176    $    175   $    192

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

     A subsidiary of Unit paid the Partnerships, for which Unit or a subsidiary is the general partner, $21,000, $9,000 and $6,000 during the years ended December 31, 1998, 1999 and 2000, respectively, for purchases of natural gas production.


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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     Unit leases office space under the terms of operating leases expiring through January 31, 2005. Future minimum rental payments under the terms of the leases are approximately $478,000, $393,000, $386,000, $386,000 and
$32,000 in 2001, 2002, 2003, 2004 and 2005, respectively.  Total rent expense incurred by the Company was $412,000, $422,000 and $535,000 in 1998, 1999 and 2000, respectively.

     Unit as a 40 percent owner in a corporation which provides gas gathering services, guarantees certain indebtedness of that corporation up to a maximum of $2 million (approximately $1,436,000 at December 31, 2000). The guarantee extends for a period ending on June 21, 2001.

     The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that Unit repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. Unit made repurchases of $15,000, $10,000 and $14,000 in 1998, 1999 and 2000, respectively, for such limited partners' interests. Subsequent to the merger, Unit also paid $17,000 for additional interest in two of the Questa limited partnerships and $1,980,000 for all the remaining interest in three other Questa partnerships.

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

                                       1998        1999        2000
                                    ----------  ----------  ----------
                                              (In thousands)
Revenues:
    Contract drilling               $  53,528   $  55,479   $ 108,075
    Oil and natural gas                43,346      46,225      92,016
    Other                                 400         648       1,173
                                    ----------  ----------  ----------
        Total revenues              $  97,274   $ 102,352   $ 201,264
                                    ==========  ==========  ==========
Operating Income (1):
    Contract drilling               $   4,033   $     907   $  12,025
    Oil and natural gas                 8,318      14,027      53,770
                                    ----------  ----------  ----------
        Total operating income         12,351      14,934      65,795

    General and administrative
      expense                          (5,543)     (5,750)     (6,560)
    Interest expense                   (4,950)     (5,268)     (5,136)
    Other income (expense)- net           400         648       1,173
                                    ----------  ----------  ----------
        Income before income taxes  $   2,258   $   4,564   $  55,272
                                    ==========  ==========  ==========
Identifiable Assets (2):
   Contract drilling                $  69,147   $ 125,853   $ 141,324
   Oil and natural gas                160,424     164,252     198,251
                                    ----------  ----------  ----------
        Total identifiable assets     229,571     290,105     339,575
   Corporate assets                     3,525       5,462       6,713  (3)
                                    ----------  ----------  ----------
        Total assets                $ 233,096   $ 295,567   $ 346,288
                                    ==========  ==========  ==========

                                       1998       1999        2000
                                    ----------  ----------  ----------
                                              (In thousands)
Capital Expenditures:
    Contract drilling               $  11,485   $  55,656   $  22,045
    Oil and natural gas                41,046      21,532      39,884
    Other                                 216         744       3,324
                                    ----------  ----------  ----------
        Total capital expenditures  $  52,747   $  77,932   $  65,253
                                    ==========  ==========  ==========
Depreciation, Depletion,
  Amortization and Impairment:
    Contract drilling               $   5,766   $   6,851   $  11,999
    Oil and natural gas                19,564      17,114      18,492
    Other                                 351         320         455
                                    ----------  ----------  ----------
        Total depreciation,
          depletion, amortization
          and impairment            $  25,681   $  24,285   $  30,946
                                    ==========  ==========  ==========

----------------------
(1) Operating income is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2) Identifiable assets are those used in Unit's operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.

(3) Includes an investment in a Canadian oil and natural gas exploration and production company of $2,426,000.

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------
     Summarized quarterly financial information for 1999 and 2000 is as follows:
                                       Three Months Ended
                       ---------------------------------------------------
                         MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31
                       -----------   ----------- ------------  -----------
 Year ended                   (In thousands except per share amounts)
   December 31, 1999:
     Revenues          $   20,626    $   20,495   $   23,920   $   37,311
                       ===========   ===========  ===========  ===========
     Gross profit(1)   $      851    $    1,272   $    4,551   $    8,260
                       ===========   ===========  ===========  ===========
     Income (loss)
       before income
       taxes           $   (1,760)   $   (1,047)  $    1,870   $    5,501
                       ===========   ===========  ===========  ===========
     Net income
       (loss)          $   (1,119)   $     (656)  $    1,094   $    3,729
                       ===========   ===========  ===========  ===========
     Earnings (loss)
       per common
       share:
         Basic (2)     $    (0.04)   $    (0.02)  $     0.04   $     0.10
                       ===========   ===========  ===========  ===========
         Diluted (3)   $    (0.04)   $    (0.02)  $     0.04   $     0.10
                       ===========   ===========  ===========  ===========
   December 31, 2000:
     Revenues          $   37,227    $   43,587   $   54,788   $   65,662
                       ===========   ===========  ===========  ===========
     Gross profit(1)   $    7,719    $   11,810   $   18,154   $   28,112
                       ===========   ===========  ===========  ===========
     Income before
       Income taxes    $    5,648    $    9,076   $   15,622   $   24,926
                       ===========   ===========  ===========  ===========
     Net income        $    3,578    $    5,627   $    9,685   $   15,454
                       ===========   ===========  ===========  ===========
     Earnings per
       Common share:
         Basic         $     0.10    $     0.16   $     0.27   $     0.43
                       ===========   ===========  ===========  ===========
         Diluted (4)   $     0.10    $     0.16   $     0.27   $     0.43
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

(4) Due to the effect of price changes of Unit's stock, diluted earnings per share for the year's four quarters, which includes the effect of potential dilutive common shares calculated during each quarter, does not equal the annual diluted earnings per share, which includes the effect of such potential dilutive common shares calculated for the entire year.

NOTE 12 - OIL AND NATURAL GAS INFORMATION
-----------------------------------------

     The capitalized costs at year end and costs incurred during the year were as follows:

                                           USA        CANADA      TOTAL
                                       -----------   --------- -----------
                                                  (In thousands)
 1998:
 Capitalized costs:
     Proved properties                 $  279,988    $    480  $  280,468
     Unproved properties                   10,602         281      10,883
                                       -----------   --------- -----------
                                          290,590         761     291,351
     Accumulated depreciation,
       depletion, amortization
       and impairment                    (141,287)       (412)   (141,699)
                                       -----------   --------- -----------
         Net capitalized costs         $  149,303    $    349  $  149,652
                                       ===========   ========= ===========
 Cost incurred:
     Unproved properties               $    4,856    $    203  $    5,059
     Producing properties                   9,223          -        9,223
     Exploration                            2,380          -        2,380
     Development                           24,384          -       24,384
                                       -----------   --------- -----------
         Total costs incurred          $   40,843    $    203  $   41,046
                                       ===========   ========= ===========
 1999:
 Capitalized costs:
     Proved properties                 $  301,725    $    508  $  302,233
     Unproved properties                    9,654         382      10,036
                                       -----------   --------- -----------
                                          311,379         890     312,269
     Accumulated depreciation,
       depletion, amortization
       and impairment                    (158,147)       (420)   (158,567)
                                       -----------   --------- -----------
         Net capitalized costs         $  153,232    $    470     153,702
                                       ===========   ========= ===========
 Cost incurred:
     Unproved properties               $    1,724    $    101  $    1,825
     Producing properties                   3,733          28       3,761
     Exploration                            2,037          -        2,037
     Development                           13,909          -       13,909
                                       -----------   --------- -----------
         Total costs incurred          $   21,403    $    129  $   21,532
                                       ===========   ========= ===========

                                           USA        CANADA        TOTAL
                                       -----------   ---------   -----------
                                                  (In thousands)
 2000:
 Capitalized costs:
     Proved properties                 $  338,159    $    553    $  338,712
     Unproved properties                   10,795         200        10,995
                                       -----------   ---------   -----------
                                          348,954         753       349,707
     Accumulated depreciation,
       depletion, amortization
       and impairment                    (176,515)       (435)     (176,950)
                                       -----------   ---------   -----------
         Net capitalized costs         $  172,439    $    318    $  172,757
                                       ===========   =========   ===========
 Cost incurred:
     Unproved properties               $    5,522    $     16    $    5,538
     Producing properties                   3,752          45         3,797
     Exploration                            2,409          -          2,409
     Development                           28,140          -         28,140
                                       -----------   ---------   -----------
         Total costs incurred          $   39,823    $     61    $   39,884
                                       ===========   =========   ===========

     The results of operations for producing activities are provided below.

                                           USA        CANADA        TOTAL
                                       -----------   ---------   -----------
                                                  (In thousands)
 1998:
     Revenues                          $   40,133    $     55    $   40,188
     Production costs                     (12,684)        (20)      (12,704)
     Depreciation, depletion
       amortization and impairment        (19,384)         (8)      (19,392)
                                       -----------   ---------   -----------
                                            8,065          27         8,092
     Income tax expense                    (3,094)         (9)       (3,103)
                                       -----------   ---------   -----------
     Results of operations for
       producing activities
       (excluding corporate
       overhead and financing costs)   $    4,971    $     18    $    4,989
                                       ===========   =========   ===========
 1999:
     Revenues                          $   42,999    $     63    $   43,062
     Production costs                     (11,739)        (20)      (11,759)
     Depreciation, depletion
       and amortization                   (16,848)         (8)      (16,856)
                                       -----------   ---------   -----------
                                           14,412          35        14,447
     Income tax expense                    (4,387)        (14)       (4,401)
                                       -----------   ---------   -----------
     Results of operations for
       producing activities
       (excluding corporate
       overhead and financing costs)   $   10,025    $     21    $   10,046
                                       ===========   =========   ===========
 2000:
     Revenues                          $   88,461    $    110    $   88,571
     Production costs                     (16,457)        (19)      (16,476)
     Depreciation, depletion
       and amortization                   (18,258)        (15)      (18,273)
                                       -----------   ---------   -----------
                                           53,746          76        53,822
     Income tax expense                   (20,350)        (30)      (20,380)
                                       -----------   ---------   -----------
     Results of operations for
       producing activities
       (excluding corporate
       overhead and financing costs)   $   33,396    $     46    $   33,442
                                       ===========   =========   ===========

     Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows (unaudited):

                                   USA            CANADA             TOTAL
                            ----------------  ----------------  ----------------
                                    NATURAL           NATURAL           NATURAL
                              OIL      GAS      OIL      GAS      OIL     GAS
                             BBLS      MCF     BBLS      MCF     BBLS     MCF
                            ------- --------  ------- --------  ------- --------
                                               (In thousands)
1998:
Proved developed and
  undeveloped reserves:
    Beginning of year        4,596  159,012      -        723    4,596  159,735
    Revision of previous
      estimates             (1,205)  (5,484)     -       (162)  (1,205)  (5,646)
    Extensions,
      discoveries
      and other additions      466   33,413      -        -        466   33,413
    Purchases of minerals
      in place                 261    7,169      -        -        261    7,169
    Sales of minerals in                         -        -
      place                     (3)    (532)     -        -         (3)    (532)
    Production                (486) (17,694)     -        (38)    (486) (17,732)
                            ------- --------  ------- --------  ------- --------
    End of Year              3,629  175,884      -        523    3,629  176,407
                            ======= ========  ======= ========  ======= ========

Proved developed
reserves:
    Beginning of year        3,871  129,422      -        295    3,871  129,717
    End of year              2,749  134,504      -        421    2,749  134,925

1999:
Proved developed and
  undeveloped reserves:
    Beginning of year        3,629  175,884      -        523    3,629  176,407
    Revision of previous
      estimates              1,046    1,308      -         81    1,046    1,389
    Extensions, discoveries
      and other additions      157   19,398      -        -        157   19,398
    Purchases of minerals
      in place                 139    7,922      -        -        139    7,922
    Sales of minerals in                         -        -
      place                    (20)    (340)                       (20)    (340)
    Production                (424) (17,402)     -        (35)    (424) (17,437)
                            ------- --------  ------- --------  ------- --------
    End of Year              4,527  186,770      -        569    4,527  187,339
                            ======= ========  ======= ========  ======= ========

Proved developed
reserves:
    Beginning of year        2,749  134,504      -        421    2,749  134,925
    End of year              3,583  144,992      -        467    3,583  145,459

                                   USA            CANADA             TOTAL
                            ----------------  ----------------  ----------------
                                    NATURAL           NATURAL           NATURAL
                              OIL      GAS      OIL      GAS      OIL     GAS
                             BBLS      MCF     BBLS      MCF     BBLS     MCF
                            ------- --------  ------- --------  ------- --------
                                               (In thousands)
2000:
Proved developed and
  undeveloped reserves:
    Beginning of year        4,527  186,770      -        569    4,527  187,339
    Revision of previous
      estimates                (45)   6,385      -        (82)     (45)   6,303
    Extensions, discoveries
      and other additions      286   37,896      -        -        286   37,896
    Purchases of minerals
      in place                 229    4,893      -        -        229    4,893
    Sales of minerals in      (326)  (1,509)     -        -       (326)  (1,509)
      place
    Production                (488) (19,239)     -        (46)    (488) (19,285)
                            ------- --------  ------- --------  ------- --------
    End of Year              4,183  215,196      -        441    4,183  215,637
                            ======= ========  ======= ========  ======= ========

Proved developed
reserves:
    Beginning of year        3,583  144,992      -       467     3,583  145,459
    End of year              3,222  162,718      -       389     3,222  163,107

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

     The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows (unaudited):
                                           USA        CANADA       TOTAL
                                       -----------   ---------  -----------
                                                  (In thousands)
 1998:
     Future cash flows                 $  418,744    $  1,089   $  419,833
     Future production and
       development costs                 (167,114)       (271)    (167,385)
     Future income tax expenses           (51,702)       (160)     (51,862)
                                       -----------   ---------  -----------
     Future net cash flows                199,928         658      200,586

     10% annual discount for
       estimated timing of cash flows     (68,705)       (259)     (68,964)
                                       -----------   ---------  -----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves        $  131,223    $    399   $  131,622
                                       ===========   =========  ===========

 1999:
     Future cash flows                 $  557,915    $  1,281   $  559,196
     Future production and
       development costs                 (213,929)       (344)    (214,273)
     Future income tax expenses           (81,039)       (175)     (81,214)
                                       -----------   ---------  -----------
     Future net cash flows                262,947         762      263,709

     10% annual discount for
       estimated timing of cash flows     (95,722)       (285)     (96,007)
                                       -----------   ---------  -----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves        $  167,225    $    477   $  167,702
                                       ===========   =========  ===========

 2000:
     Future cash flows                 $2,260,796    $  4,155   $2,264,951
     Future production and
       development costs                 (484,900)       (433)    (485,333)
     Future income tax expenses          (574,099)     (1,099)    (575,198)
                                       -----------   ---------  -----------
     Future net cash flows              1,201,797       2,623    1,204,420

     10% annual discount for
       estimated timing of cash flows    (527,210)     (1,184)    (528,394)
                                       -----------   ---------  -----------
     Standardized measure of
       discounted future net cash
       flows relating to proved oil
       and natural gas reserves        $  674,587    $  1,439   $  676,026
                                       ===========   =========  ===========

     The principal sources of changes in the standardized measure of discounted future net cash flows were as follows (unaudited):

                                           USA        CANADA        TOTAL
                                       -----------   ---------   -----------
                                                  (In thousands)
 1998:
     Sales and transfers of oil and
       natural gas produced,
       net of production costs         $  (27,449)   $    (35)   $  (27,484)
     Net changes in prices and
       production costs                   (46,042)       (186)      (46,228)
     Revisions in quantity
       estimates and changes in
       production timing                  (18,105)       (335)      (18,440)
     Extensions, discoveries and
       improved recovery, less
       related costs                       28,096         -          28,096
     Purchases of minerals in place         6,711         -           6,711
     Sales of minerals in place              (603)        -            (603)
     Accretion of discount                 19,741          91        19,832
     Net change in income taxes            18,352         486        18,838
     Other - net                            1,087         (13)        1,074
                                       -----------   ---------   -----------
     Net change                           (18,212)          8       (18,204)
     Beginning of year                    149,435         391       149,826
                                       -----------   ---------   -----------
     End of year                       $  131,223    $    399    $  131,622
                                       ===========   =========   ===========

 1999:
     Sales and transfers of oil and
       natural gas produced,
       net of production costs         $  (31,260)   $    (44)   $  (31,304)
     Net changes in prices and
       production costs                    42,319          23        42,342
     Revisions in quantity
       estimates and changes in
       production timing                      987          44         1,031
     Extensions, discoveries and
       improved recovery, less
       related costs                       24,035          -         24,035
     Purchases of minerals in place         8,612          -          8,612
     Sales of minerals in place              (320)         -           (320)
     Accretion of discount                  8,096          44         8,140
     Net change in income taxes           (18,355)          7       (18,348)
     Other - net                            1,888           4         1,892
                                       -----------   ---------   -----------
     Net change                            36,002          78        36,080
     Beginning of year                    131,223         399       131,622
                                       -----------   ---------   -----------
     End of year                       $  167,225    $    477    $  167,702
                                       ===========   =========   ===========

                                           USA        CANADA        TOTAL
                                       -----------   ---------   -----------
                                                  (In thousands)
 2000:
     Sales and transfers of oil and
       natural gas produced,
       net of production costs         $  (72,005)   $    (91)   $  (72,096)
     Net changes in prices and
       production costs                   647,313       1,854       649,167
     Revisions in quantity
       estimates and changes in
       production timing                   44,991        (324)       44,667
     Extensions, discoveries and
       improved recovery, less
       related costs                      184,624         -         184,624
     Purchases of minerals in place        23,144         -          23,144
     Sales of minerals in place            (3,469)        -          (3,469)
     Accretion of discount                 19,881          51        19,932
     Net change in income taxes          (293,357)       (581)     (293,938)
     Other - net                          (43,760)         53       (43,707)
                                       -----------   ---------   -----------
     Net change                           507,362         962       508,324
     Beginning of year                    167,225         477       167,702
                                       -----------   ---------   -----------
     End of year                       $  674,587    $  1,439    $  676,026
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

     Future cash flows are computed by applying year-end spot prices of oil ($25.55) and natural gas ($9.41) relating to proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end. This year-end spot natural gas price was significantly higher than the average natural gas price of $6.89 received by Unit in December 2000 and the natural gas price that Unit expects to receive in the future.

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

                    REPORT OF INDEPENDENT ACCOUNTANTS




The Shareholders and Board of Directors
Unit Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP





Tulsa, Oklahoma
February 7, 2001

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

      NAME               AGE                       POSITION
----------------         ---       ----------------------------------------

King P. Kirchner         73        Chairman of the Board, Chief
                                   Executive Officer and Director

John G. Nikkel           66        President, Chief Operating Officer
                                   and Director

Earle Lamborn            66        Senior Vice President, Drilling and Director

Philip M. Keeley         59        Senior Vice President, Exploration
                                   and Production

Larry D. Pinkston        46        Vice President, Treasurer and Chief Financial
                                   Officer

Mark E. Schell           43        General Counsel and Secretary
________

     Mr. Kirchner, a co-founder of Unit, has been the Chairman of the Board and a director since 1963 and was President until November 1983. Mr. Kirchner is a Registered Professional Engineer within the State of Oklahoma, having received degrees in Mechanical Engineering from Oklahoma State University and in Petroleum Engineering, with honors, from the University of Oklahoma. Following graduation, he was employed by, Lufkin Manufacturing as a development engineer for hydraulic pumping units. Prior to co-founding Unit, he served in the US Army during the Korean War and after that as vice-president - engineering and operations for Woolaroc Oil Company.

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

     Mr. Lamborn has been actively involved in the oil field for over 49 years, joining Unit's predecessor in 1952 prior to it becoming a publicly-held corporation. He was elected Vice President, Drilling in 1973 and to his current position as Senior Vice President and director in 1979.

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

     The balance of the information required in this Item 10 is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 annual meeting of stockholders.

Item 11.  Executive Compensation
--------  ----------------------

     Information required by this item is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with Unit's 2001 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Information required by this item is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with Unit's 2001 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Information required by this item is incorporated by reference from Unit's Proxy Statement to be filed with the Securities and Exchange Commission in connection with Unit's 2001 annual meeting of stockholders.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
--------  ------------------------------------------------------
            Form 8-K
            ---------

     (a)  Financial Statements, Schedules and Exhibits:

1.   Financial Statements:
     ---------------------
     Included in Part II of this report:
         Consolidated Balance Sheets as of December 31, 1999 and 2000 Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000
         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000
         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

2.   Financial Statement Schedules:
     ------------------------------
     Included in Part IV of this report for the years ended December 31, 1998, 1999 and 2000:
         Schedule II - Valuation and Qualifying Accounts and Reserves

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

     3.1.4 Amended and Restated Certificate of Incorporation of Unit Corporation dated May 11, 2000 (filed as Exhibit 3.1 to Unit's Form 8-K dated June 29, 2000, which is incorporated herein by reference).

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

     10.2.21* Unit Drilling and Exploration Employee Bonus Plan (filed as
              Exhibit 10.16 to Unit's Registration Statement on Form S-4 as S.E.C. File No. 33-7848, which is incorporated herein by reference).

     10.2.22* The Company's Amended and Restated Stock Option Plan (filed as an Exhibit to Unit's Registration Statement on Form S-8 as S.E.C. File No's. 33-19652, 33-44103 and 33-64323 which is incorporated herein by reference).

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

     10.2.27* Unit Corporation Salary Deferral Plan (filed as an Exhibit to
              Unit's Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

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

     10.2.35 Unit 2000 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under the cover of Form 10-K for the year ended December 31, 1999).

     10.2.36* Unit Corporation 2000 Non-Employee Directors' Stock Option
              Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 333-38166, which is incorporated herein by reference).

     10.2.37* Unit Corporation's Amended and Restated Stock Option Plan
              (filed as an Exhibit to Unit's Registration Statement on Form S-8 as S.E.C. File No. 333-39584 which is incorporated herein by reference).

     10.2.38 Unit 2001 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herewith).

     10.2.39* Form of Unit Corporation Key Employee Change of Control
              Contract (filed herewith).

     21       Subsidiaries of the Registrant (filed herewith).

     23       Consent of Independent Accountants (filed herewith).

* Indicates a management contract or compensatory plan identified pursuant to the requirements of Item 14 of Form 10-K.

     (b)  Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                               Schedule II

                    UNIT CORPORATION AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

                                          Additions                Balance
                            Balance at   charged to  Deductions       at
                             beginning     costs &   & net          end of
 Description                 of period    Expenses   write-offs     period
 -----------                ----------   ----------  ----------  ----------
                                              (In thousands)
 Year ended
   December 31, 1998        $     514    $      -    $      80   $     434
                            ==========   ==========  ==========  ==========
 Year ended
   December 31, 1999        $     434    $     305   $      15   $     583
                            ==========   ==========  ==========  ==========
 Year ended
   December 31, 2000        $     583    $     350   $      14   $     919
                            ==========   ==========  ==========  ==========

Deferred Tax Asset Valuation Allowance:

                                                                   Balance
                            Balance at                                at
                             Beginning                              end of
 Description                 of period   Additions   Deductions     period
 -----------                ----------   ----------  ----------  ----------
                                              (In thousands)
 Year ended
   December 31, 1998        $   1,552    $      -    $   1,022   $     530
                            ==========   ==========  ==========  ==========
 Year ended
   December 31, 1999        $     530    $      -    $     195   $     335
                            ==========   ==========  ==========  ==========
 Year ended
   December 31, 2000        $     335    $      -    $     335   $     -
                            ==========   ==========  ==========  ==========

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIT CORPORATION
DATE: March 20, 2001           By:  /s/ John G. Nikkel
      --------------                ---------------------------
                                    JOHN G. NIKKEL
                                    President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20h day of March, 2001.

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

     /s/  William B. Morgan
-------------------------------     Director
     WILLIAM B. MORGAN

     /s/  John S. Zink
-------------------------------     Director
     JOHN S. ZINK

     /s/ John H. Williams
-------------------------------     Director
     JOHN H. WILLIAMS

                              EXHIBIT INDEX
                         -----------------------
Exhibit
  No.                       Description                        Page
-------    -----------------------------------------------     -----


10.2.38    Unit 2001 Employee Oil and Gas Limited
           Partnership Agreement of Limited Partnership.

10.2.39 Form of Unit Corporation Key Employee Change of Control Contract.

21         Subsidiaries of the Registrant.

23         Consent of Independent Accountants.