Form 10-Q
period 2001-03-31
UNIT CORP
filed 2001-05-01
CIK 798949

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                                     OR

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
                              Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                  35,951,291
       ----------------------------                  ----------
                   Class                    Outstanding at April 27, 2001

                                  FORM 10-Q
                               UNIT CORPORATION

                              TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                         PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 2000 and March 31, 2001. . . . . . . . . .    2

          Consolidated Condensed Statements of Operations
          Three Months Ended March 31, 2000 and 2001. . . . . . .    3

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended March 31, 2000 and 2001. . . . . . .    4

          Notes to Consolidated Condensed Financial Statements. .    5

          Report of Review by Independent Accountants . . . . . .    9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   10


                          PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   15

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .   15

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .   15

Item 4.   Submission of Matters to a Vote of Security Holders . .   15

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   15

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   15


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                        PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                      UNIT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                               December 31,   March 31,
                                                   2000         2001
                                               -----------   -----------
                                                     (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                  $      726    $      288
    Accounts receivable                            40,220        50,880
    Other                                           5,071         6,457
                                               -----------   -----------
        Total current assets                       46,017        57,625
                                               -----------   -----------
Property and Equipment:
    Total cost                                    561,047       586,204
    Less accumulated depreciation, depletion,
      amortization and impairment                 270,690       278,536
                                               -----------   -----------
        Net property and equipment                290,357       307,668
                                               -----------   -----------
Other Assets                                        9,914        10,074
                                               -----------   -----------
Total Assets                                   $  346,288    $  375,367
                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term liabilities
      and debt                                 $    1,627    $    1,576
    Accounts payable                               21,012        23,915
    Accrued liabilities                            10,033        14,044
                                               -----------   -----------
        Total current liabilities                  32,672        39,535
                                               -----------   -----------
Long-Term Debt                                     54,000        48,600
                                               -----------   -----------
Other Long-Term Liabilities                         3,597         3,836
                                               -----------   -----------
Deferred Income Taxes                              41,479        48,772
                                               -----------   -----------
Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued        -             -
    Common stock, $.20 par value, 75,000,000
      shares authorized, 35,768,344 and
      35,941,291 shares issued, respectively        7,154         7,188
    Capital in excess of par value                139,872       140,750
    Retained earnings                              67,514        86,686
                                               -----------   -----------
        Total shareholders' equity                214,540       234,624
                                               -----------   -----------
Total Liabilities and Shareholders' Equity     $  346,288    $  375,367
                                               ===========   ===========
                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                       UNIT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                 2000         2001
                                              ----------   ----------
                                              (In thousands except per
                                                   share amounts)
Revenues:
    Contract drilling                         $  21,748    $  35,500
    Oil and natural gas                          14,729       34,720
    Other                                           750          223
                                              ----------   ----------
            Total revenues                       37,227       70,443
                                              ----------   ----------
Expenses:
    Contract drilling:
        Operating costs                          18,069       22,430
        Depreciation and amortization             2,541        3,219
    Oil and natural gas:
        Operating costs                           3,976        6,479
        Depreciation, depletion
          and amortization                        4,172        4,678
    General and administrative                    1,479        1,803
    Interest                                      1,342          972
                                              ----------   ----------
            Total expenses                       31,579       39,581
                                              ----------   ----------
Income Before Income Taxes                        5,648       30,862
                                              ----------   ----------
Income Tax Expense:
    Current                                          32        4,397
    Deferred                                      2,038        7,293
                                              ----------   ----------
            Total income taxes                    2,070       11,690
                                              ----------   ----------
Net Income                                    $   3,578    $  19,172
                                              ==========   ==========
Net Income Per Common Share:
    Basic                                     $    0.10    $     .53
                                              ==========   ==========
    Diluted                                   $    0.10    $     .53
                                              ==========   ==========









               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       UNIT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                                2000        2001
                                             ----------  ----------
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income                               $   3,578   $  19,172
    Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
        Depreciation, depletion,                 6,804       8,061
          and amortization
        Deferred tax expense                     2,038       7,293
        Other                                     (183)        632
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                       (855)    (10,660)
        Accounts payable                         1,774      (1,008)
        Other - net                               (510)      2,813
                                             ----------  ----------
            Net cash provided by
              operating activities              12,646      26,303
                                             ----------  ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                        (8,507)    (24,320)
    Proceeds from disposition of assets          1,142         320
    Other-net                                     (160)       (220)
                                             ----------  ----------
            Net cash used in
              investing activities              (7,525)    (24,220)
                                             ----------  ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                            (4,239)     (5,400)
    Net payments of notes payable
      and other long-term debt                    (308)        -
    Proceeds from stock                             86         255
    Book overdrafts                             (2,508)      2,624
                                             ----------  ----------
            Net cash used in financing
              activities                        (6,969)     (2,521)
                                             ----------  ----------
Net Decrease in Cash and Cash Equivalents       (1,848)       (438)

Cash and Cash Equivalents, Beginning
  of Year                                        2,647         726
                                             ----------  ----------
Cash and Cash Equivalents, End of Period     $     799   $     288
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

     Results for the three months ended March 31, 2001 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 on that Act.

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
                              =============     =============     ==========

 For the Three Months Ended
   March 31, 2001:
     Basic earnings per
       common share           $ 19,172,000        35,912,000      $    0.53
                                                                  ==========
     Effect of dilutive
       stock options                   -             398,000
                              -------------     -------------
     Diluted earnings per
       common share           $ 19,172,000        36,310,000      $    0.53
                              =============     =============     ==========

     All options granted were included in the computation of diluted earnings per share for the three months ended March 31, 2001. The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 because the option exercise prices were greater than the average market price of common shares:

                                         2000
                                      ----------
      Options                           149,000
                                      ==========
      Average exercise price          $    8.85
                                      ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On January 1, 2001, Unit Corporation adopted Statement of Financial Accounting Standard No. 133 (subsequently amended by Financial Accounting Standard No.'s 137 and 138), Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under FAS 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change. Unit Corporation and its subsidiaries periodically enter into derivative commodity instruments to hedge its exposure to price fluctuations on oil and natural gas production.
Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basic hedges with major energy derivative product specialists. At March 31, 2001, the Company was not holding any oil and natural gas derivatives which qualify as cash flow hedges under FAS 133.

     In the first quarter of 2000, we entered into swap transactions in an effort to lock in a portion of our oil production at the higher oil prices which currently existed. These transactions applied to approximately 50 percent of our daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of our daily oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. We also entered into a collar contract for approximately 25 percent of our daily oil production for the period covering November 1, 2000 to February 28, 2001. The collar had a floor of $26.00 and a ceiling of $33.00 and we received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded a increase in our oil revenues of $17,200.

NOTE 4 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three months ended March 31, 2000 and 2001 is as follows:

                                              2000        2001
                                           ----------  ----------
                                              (In thousands)
Revenues:
    Contract drilling                      $  21,748   $  35,500
    Oil and natural gas                       14,729      34,720
    Other                                        750         223
                                           ----------  ----------
        Total revenues                     $  37,227   $  70,443
                                           ==========  ==========
Operating Income (1):
    Contract drilling                      $   1,138   $   9,851
    Oil and natural gas                        6,581      23,563
                                           ----------  ----------
        Total operating income                 7,719      33,414

    General and administrative expense        (1,479)     (1,803)
    Interest expense                          (1,342)       (972)
    Other income - net                           750         223
                                           ----------  ----------
        Income before income taxes         $   5,648   $  30,862
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

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report, dated February 7, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
April 24, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     Our bank loan agreement provides for a total loan facility of $100 million. Each year on April 1 and October 1 our banks redetermine our available borrowing value. This value is primarily determined by an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the borrowing value. Our loan agreement provides for a revolving credit facility, which terminates on May 1, 2002 followed by a three-year term loan. At March 31, 2001 and April 24, 2001, borrowings under our loan agreement totaled $47.6 million and $43.0 million, respectively. The latest borrowing value computation determined the full amount of the loan facility could be available to us, however, in order to reduce cost, we elected to set the borrowing value at $70 million for the current borrowing value period. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value.

     The interest rate on our bank debt was 6.35 percent at March 31, 2001 and 6.17 percent at April 24, 2001. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $43.0 million at March 31, 2001 and April 24, 2001.

     Our shareholders' equity at March 31, 2001 was $234.6 million giving us a ratio of long-term debt-to-total capitalization of 17 percent. Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in the first quarter of 2001 was $26.3 million compared to $12.6 million in 2000. We had working capital of $18.1 million at March 31, 2001. Our first quarter 2001 capital expenditures were $25.6 million ($1.3 million net in accounts payable) of which $11.5 million was spent on our oil and natural gas operations and $14.1 million on our contract drilling operations.

     Our oil and natural gas operations completed 29 wells in the first quarter of 2001. If oil and natural gas prices remain favorable, we anticipate that we will participate in the drilling of approximately 130 total wells during 2001 and spend approximately $65 million drilling or buying oil and natural gas properties during the year.

     In January 2001, we purchased a 1,000 horse power diesel electric rig with a 16,000 foot depth capacity for $3.2 million. This new rig is working in the Gulf Coast region. In February 2001, we purchased a 1,000 horse power mechanical rig, also with a 16,000 foot depth capacity, for $2.5 million. This rig will be moved from Alaska to the Rocky Mountain region in the second quarter of 2001. The addition of these two rigs brings our fleet to 52 rigs. We anticipate that we will have capital expenditures of approximately $35 million this year for new drilling rigs, additional drilling rig components and refurbishments to existing rigs.

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

     The prices we received for the sale of our natural gas in the first quarter of 2001 increased 177 percent above the prices we received during the first quarter of 2000. Average oil prices we received over the same periods increased 1 percent. For the first quarter of 2001, the average natural gas price we received was $6.59 per Mcf and the average oil price we received was $27.11 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 90 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves and price declines could cause us to reduce the carrying value of our oil and natural gas properties. Any price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rate we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the borrowing value under our bank loan agreement since this determination is based on the value of our oil and natural gas reserves and our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our capital projects.

     To reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. We entered into a collar contract for approximately 25 percent of our daily oil production for the period covering November 1, 2000 to February 28, 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded an increase in our oil revenues of $17,200. At March 31, 2001, we were not holding any oil or natural gas hedging contracts. Subsequent to the end of the first quarter 2001, we entered into a collar contract for almost 40 percent of our daily natural gas production for the period covering May 1, 2001 to June 30, 2001. The collar has a floor of $4.50 per Mcf and a ceiling of $5.95 per Mcf.

     Generally, during the past 17 years, our contract drilling operations have encountered significant competition. Starting in the last half of 1999 and continuing through the first quarter of 2001, we experienced significant improvement in rig utilization and dayrates. Despite the recent improvement in rig demand, we still anticipate that competition within our industry will, for the foreseeable future, continue to influence the use of our drilling rigs. In addition to competition, our ability to use our drilling rigs at any given time depends on a number of other factors, including the price of both oil and natural gas, the availability of labor and our ability to supply the type of equipment required.

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

SAFE HARBOR STATEMENT
---------------------

     Statements in this document as well as information contained in written material, press releases and oral statements issued by or on behalf of us contain, or may contain, certain "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included in this document which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

  .  the amount and nature of future capital expenditures;
  .  wells to be drilled or reworked;
  . oil and natural gas prices to be received and demand for oil and natural gas;
  .  exploitation and exploration prospects;
  .  estimates of proved oil and natural gas reserves;
  .  reserve potential;
  .  development and infill drilling potential;
  .  drilling prospects;
  . expansion and other development trends of the oil and natural gas industry;
  .  our business strategy;
  .  production of our oil and natural gas reserves;
  .  expansion and growth of our business and operations;
  .  availability of drilling rigs and rig related equipment;
  . drilling rig utilization, revenues and costs; and . availability of qualified labor.

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

RESULTS OF OPERATIONS
---------------------

     Our net income for the first three months of 2001 was $19,172,000, compared with net income of $3,578,000 in 2000. Higher natural gas and oil prices and production volumes along with increases in the use of our drilling rigs and the rates we received for the drilling rigs all contributed to the increase in our net income.

     Our revenue from the sale of our oil and natural gas increased 136 percent in the first quarter of 2001 compared to the first quarter of 2000 due to a 177 percent and 1 percent increase in the average prices we received for natural gas and oil, respectively. Natural gas production also increased 5 percent and oil production increased 8 percent when compared to the first quarter of 2000. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999 and throughout 2000.

     In the first three months of 2001, revenues from our contract drilling operations increased by 63 percent as the average number of drilling rigs being used increased from 34.8 in the first quarter of 2000 to 45.9 in 2001. The increase in our rig utilization was provided by increased operator demand for contract drilling rigs within our operating area resulting from a substantial increase in natural gas prices. Revenues per rig per day increased 26 percent in the first quarter of 2001 as compared to the same period in 2000. Dayrates on our daywork contracts averaged 38 percent higher in the first quarter of 2001 when compared with the first quarter of 2000 and at March 31, 2001, all of our drilling rigs being utilized were under daywork contracts.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 81 percent in the first three months of 2001 compared to 73 percent for the same period in 2000. This increase resulted primarily from the increase in the average oil and natural gas prices we received. Total operating costs increased 63 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 17 percent in the first quarter of 2000 to 37 percent in the first quarter of 2001. This increase was primarily due to increased revenue per rig per day and to a lesser extent from the increase in rig utilization. Total contract drilling operating costs were up 24 percent in 2001 versus 2000 due to increased utilization.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 12 percent as natural gas and oil production increased and our average DD&A rate per Mcfe increased to $5.16 in the first quarter of 2001, 7 percent higher than our first quarter 2000 DD&A rate. Contract drilling depreciation increased 27 percent due to the impact of higher depreciation per operating day on new rigs acquired and constructed and the increase in rig utilization.

     General and administrative expenses increased 22 percent while interest expense decreased 28 percent between the comparative periods. The average interest rate on all long-term debt decreased from 7.63 percent in the first three months of 2000 to 7.13 percent in the first three months of 2001 while our average outstanding debt decrease by 22 percent.

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


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:  May 1, 2001                        By:  /s/     John G. Nikkel
       ---------------------------        ------------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Operating
                                          Officer and Director

Date:  May 1, 2001                        By:  /s/     Larry D. Pinkston
       ---------------------------        ------------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer