Form 10-Q
period 2001-06-30
UNIT CORP
filed 2001-08-08
CIK 798949

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001
                                    OR

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
                            Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                 36,005,367
       ----------------------------                 ----------
                   Class                   Outstanding at August 6, 2001

                                FORM 10-Q
                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                      PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 2000 and June 30, 2001. . . . . . . . . .     2

          Consolidated Condensed Statements of Operations
          Three and Six Months Ended June 30, 2000 and 2001. . .     3

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended June 30, 2000 and 2001. . . . . . . .     4

          Consolidated Condensed Statements of Comprehensive
          Income Three and Six Months Ended
          June 30, 2000 and 2001. . . . . . . . . . . . . . . . .    5

          Notes to Consolidated Condensed Financial Statements. .    6

          Report of Review by Independent Accountants . . . . . .   12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   13

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk . . . . . . . . . . . . . . . . . . . . . .   19

                      PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   21

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .   21

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .   21

Item 4.   Submission of Matters to a Vote of Security Holders . .   21

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   22

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   22


Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  . .   23

                      PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                December 31,  June 30,
                                                    2000        2001
                                                 ----------  ----------
                                                     (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                    $     726    $    767
    Accounts receivable                             40,220      52,728
    Other                                            5,071       9,850
                                                 ----------   ---------
        Total current assets                        46,017      63,345
                                                 ----------   ---------
Property and Equipment:
    Total cost                                     561,047     618,127
    Less accumulated depreciation, depletion,
      amortization and impairment                  270,690     287,305
                                                 ----------  ----------
        Net property and equipment                 290,357     330,822
                                                 ----------  ----------
Other Assets                                         9,914      10,605
                                                 ----------  ----------
Total Assets                                     $ 346,288   $ 404,772
                                                 ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term liabilities
      and debt                                   $   1,627   $   1,890
    Accounts payable                                21,012      27,190
    Accrued liabilities                             10,033      11,516
                                                -----------  ----------
        Total current liabilities                   32,672      40,596
                                                 ----------  ----------
Long-Term Debt                                      54,000      49,500
                                                 ----------  ----------
Other Long-Term Liabilities                          3,597       4,493
                                                 ----------  ----------
Deferred Income Taxes                               41,479      56,674
                                                 ----------  ----------
Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued         -           -
    Common stock, $.20 par value, 75,000,000
      shares authorized, 35,768,344 and
      35,977,367 shares issued, respectively         7,154       7,194
    Capital in excess of par value                 139,872     141,030
    Accumulated other comprehensive income             -           551
    Retained earnings                               67,514     104,734
                                                 ----------  ----------
        Total shareholders' equity                 214,540     253,509
                                                 ----------  ----------
Total Liabilities and Shareholders' Equity       $ 346,288   $ 404,772
                                                 ==========  ==========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                             ----------------------  ----------------------
                                2000        2001        2000        2001
                             ----------  ----------  ----------  ----------
                                (In thousands except per share amounts)
Revenues:
    Contract drilling        $  24,596   $  44,836   $  46,344   $  80,336
    Oil and natural gas         18,921      25,522      33,650      60,242
    Other                           70         729         820         952
                             ----------  ----------  ----------  ----------
            Total revenues      43,587      71,087      80,814     141,530
                             ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs         19,864      23,997      37,933      46,427
        Depreciation
          and amortization       2,768       3,602       5,309       6,821
    Oil and natural gas:
        Operating costs          4,662       5,526       8,638      12,005
        Depreciation,
          depletion and
          amortization           4,413       5,142       8,585       9,820
    General and
      administrative             1,545       3,031       3,024       4,834
    Interest                     1,259         719       2,601       1,691
                             ----------  ----------  ----------  ----------
            Total expenses      34,511      42,017      66,090      81,598
                             ----------  ----------  ----------  ----------
Income Before Income Taxes       9,076      29,070      14,724      59,932
                             ----------  ----------  ----------  ----------
Income Tax Expense:
    Current                         46       3,342          78       7,739
    Deferred                     3,403       7,680       5,441      14,973
                             ----------  ----------  ----------  ----------
            Total income
              taxes              3,449      11,022       5,519      22,712
                             ----------  ----------  ----------  ----------
Net Income                   $   5,627   $  18,048   $   9,205   $  37,220
                             ==========  ==========  ==========  ==========
Net Income Per Common
  Share:
    Basic                    $     .16   $     .50   $     .26   $    1.04
                             ==========  ==========  ==========  ==========
    Diluted                  $     .16   $     .50   $     .26   $    1.03
                             ==========  ==========  ==========  ==========





            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                     June 30,
                                             ----------------------
                                                2000        2001
                                             ----------  ----------
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income                               $   9,205   $  37,220
    Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
        Depreciation, depletion,                14,081      16,970
          and amortization
        Deferred tax expense                     5,441      14,973
        Other                                     (187)      1,851
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                     (6,802)    (11,621)
        Accounts payable                         3,439       7,268
        Other - net                                (90)     (3,532)
                                             ----------  ----------
            Net cash provided by
              operating activities              25,087      63,129
                                             ----------  ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                       (20,939)    (57,873)
    Proceeds from disposition of assets          1,421       1,147
    Other-net                                     (364)       (812)
                                             ----------  ----------
            Net cash used in
              investing activities             (19,882)    (57,538)
                                             ----------  ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                            (6,539)     (4,500)
    Net payments of notes payable
      and other long-term debt                    (308)        -
    Proceeds from stock                            133         540
    Book overdrafts                               (450)     (1,590)
                                             ----------  ----------
            Net cash used in financing
              activities                        (7,164)     (5,550)
                                             ----------  ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                          (1,959)         41

Cash and Cash Equivalents, Beginning
  of Year                                        2,647         726
                                             ----------  ----------
Cash and Cash Equivalents, End of Period     $     688   $     767
                                             ==========  ==========
            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                             ----------------------  ----------------------
                                2000        2001        2000        2001
                             ----------  ----------  ----------  ----------
                                             (In thousands)

Net Income                   $   5,627   $  18,048   $   9,205   $  37,220
Other Comprehensive Income,
  Net of Taxes:
    Change in value of cash
      flow derivative
      instruments used as
      cash flow hedges             -           551         -           551
                             ----------  ----------  ----------  ----------
Comprehensive Income         $   5,627   $  18,599   $   9,205   $  37,771
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

                    UNIT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

     The accompanying unaudited consolidated condensed financial statements include the accounts of Unit Corporation and its wholly owned subsidiaries (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under these regulations, certain information and footnote disclosures have been condensed or omitted and the consolidated condensed financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the interim financial information.

     Results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act and the independent accountant's liability under
Section 11 does not extent to it.

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
                              =============   =============   ==========

 For the Three Months Ended
   June 30, 2001:

     Basic earnings per
       common share           $ 18,048,000      35,972,000    $    0.50
                                                              ==========
     Effect of dilutive
       stock options                   -           370,000
                              -------------   -------------
     Diluted earnings per
       common share           $ 18,048,000      36,342,000    $    0.50
                              =============   =============   ==========

     All options and their average exercise prices for the three months ended June 30, 2001 were included in the computation of diluted earnings per share. The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 because the option exercise prices were greater than the average market price of common shares:

                                                      2000
                                                   ----------
      Options                                         17,500
                                                   ==========
      Average exercise price                       $   12.19
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
                              =============   =============   ==========

 For the Six Months Ended
   June 30, 2001:

     Basic earnings per
       common share           $ 37,220,000      35,942,000    $    1.04
                                                              ==========
     Effect of dilutive
       stock options                   -           368,000
                              -------------   -------------
     Diluted earnings per
       common share           $ 37,220,000      36,310,000    $    1.03
                              =============   =============   ==========

     All options and their average exercise prices for the six months ended June 30, 2001 were included in the computation of diluted earnings per share. The following options and their average exercise prices were not included in the computation of diluted earnings per share for the six months ended June 30, 2000 because the option exercise prices were greater than the average market price of common shares:

                                                     2000
                                                  ----------
      Options                                        20,000
                                                  ==========
      Average exercise price                      $   12.08
                                                  ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (subsequently amended by Financial Accounting Standard No.'s 137 and 138), Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain
(loss) on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under FAS 133 must be recorded at fair value with gains (losses) recognized in earnings in the period of change. The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and natural gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basic hedges with major energy derivative product specialists. At June 30, 2001, the Company was holding a natural gas derivative which qualifies as a cash flow hedge under FAS 133. The collar contract was for approximately 36 percent of the Company's daily natural gas production and has a floor of $4.50 and a ceiling of $5.95. In the second quarter of 2001, the natural gas derivative yielded an additional $516,000 to the Company's natural gas revenues. The effective portion of the derivative also increased accumulated other comprehensive income in the equity section of the Company's balance sheet by $551,000, net of tax, at June 30, 2001.

     During January and February of 2001, the Company had a collar contract for approximately 25 percent of its daily oil production. The collar had a floor of $26.00 and a ceiling of $33.00 and the Company received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded an increase in oil revenues of $17,200.

     In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of its oil production at higher oil prices. These transactions applied to approximately 50 percent of the Company's daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of the Company's daily oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. In the second quarter of 2000, the oil swaps yielded a reduction in oil revenues of $199,000.

     On July 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). For goodwill and intangible assets already on the books, FAS 142 is effective for the fiscal years starting after December 15, 2001 (January 1, 2002 for Unit). FAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. The Company currently expenses $243,000 annually for the amortization of goodwill.

NOTE 4 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three and six month periods ended June 30, 2000 and 2001 is as follows:

                            Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                             2000        2001         2000        2001
                          ----------  ----------   ----------  ----------
                                          (In thousands)
Revenues:
    Contract drilling     $  24,596   $  44,836    $  46,344   $  80,336
    Oil and natural gas      18,921      25,522       33,650      60,242
    Other                        70         729          820         952
                          ----------  ----------   ----------  ----------
        Total revenues    $  43,587   $  71,087    $  80,814   $ 141,530
                          ==========  ==========   ==========  ==========
Operating Income (1):
    Contract drilling     $   1,964   $  17,237    $   3,102   $  27,088
    Oil and natural gas       9,846      14,854       16,427      38,417
                          ----------  ----------   ----------  ----------
        Total operating
          income             11,810      32,091       19,529      65,505

    General and
      administrative
      expense                (1,545)     (3,031)      (3,024)     (4,834)
    Interest expense         (1,259)       (719)      (2,601)     (1,691)
    Other income - net           70         729          820         952
                          ----------  ----------   ----------  ----------
        Income before
          income taxes    $   9,076   $  29,070    $  14,724   $  59,932
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

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 2001, and the related consolidated condensed statements of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month period ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report, dated February 7, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
July 25, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     On July 24, 2001, we signed a $100 million bank loan agreement. The current commitment has been set, at our election, at $60 million. Although, the current value of our assets under the latest loan value computation supported the full $100 million, we elected to set the loan commitment at $60 million in order to reduce costs. Each year on April 1 and October 1 our banks redetermine the loan value. This value is primarily determined by an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. Our loan agreement provides for a revolving credit facility, which terminates on May 1, 2005 followed by a three-year term loan. At June 30, 2001 and July 25, 2001, borrowings under our loan agreement totaled $48.5 million and $46.0 million, respectively. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value.

     Borrowings under the revolving credit facility bear interest at the Chase Manhattan Bank, N.A. prime rate ("Prime Rate") or the London Interbank Offered Rates ("Libor Rate") plus 1.00 to 1.50 percent depending on the level of debt as a percentage of the total loan value. Subsequent to May 1, 2005, borrowings under the loan agreement bear interest at the Prime Rate or the Libor rate plus
1.25 to 1.75 percent depending on the level of debt as a percentage of the total loan value. In addition, the loan agreement allows us to select, at any time between the date of the agreement and 3 days prior to the conversion date of the term loan, a fixed rate for the amount outstanding under the bank's notes. Our ability to select the fixed rate option is subject to a number of conditions all as more fully set out in the loan agreement.

     The interest rate on our bank debt was 5.1 percent at June 30, 2001 and 5.0 percent at July 25, 2001. At our election, any portion of our outstanding bank debt may be fixed at the London Interbank Offered Rate ("Libor Rate"), as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $46.0 million at June 30, 2001 and July 25, 2001.

     The loan agreement also contains a number of covenants including the requirements that we maintain:

     .    consolidated tangible net worth of at least $125 million,
     .    a current ratio of not less than 1 to 1,
     . a ratio of long-term debt, as defined in the loan agreement, to consolidated tangible net worth not greater than 1.2 to 1,
     . a ratio of total liabilities, as defined in the loan agreement, to consolidated tangible net worth not greater than 1.65 to 1, and
     . working capital provided by operations, as defined in the loan agreement, cannot be less than $40 million in any year.

     Our shareholders' equity at June 30, 2001 was $253.5 million giving us a ratio of long-term debt-to-total capitalization of 16 percent. Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in the first six months of 2001 was $63.1 million compared to $25.1 million in 2000. We had working capital of $22.7 million at June 30, 2001. Our first six month 2001 capital expenditures were $58.4 million ($500,000 net in accounts payable) of which $26.6 million was spent on our oil and natural gas operations and $31.8 million on our contract drilling operations.

     Our oil and natural gas operations drilled 64 wells in the first six months of 2001. If oil and natural gas prices are favorable, we anticipate that we will participate in the drilling of approximately 130 total wells during 2001 and spend approximately $55 million drilling or buying oil and natural gas properties during the year.

     In January 2001, we purchased a 750 horse power diesel electric rig with a 13,000 foot depth capacity for $3.2 million. This new rig is working in the Gulf Coast region. In February 2001, we purchased a 1,000 horse power, winterized, mechanical, rig, with a 16,000 foot depth capacity, for $2.5 million. This rig is working in the Rocky Mountain region. In May we acquired two diesel electric rigs with depth capacities of 18,000 and 20,000 feet, for $7.8 million. These two rigs began rigging up in the gulf coast region late in the second quarter. We have also acquired a 16,000 depth capacity, diesel electric, rig from Indonesia and plan to move it to the Anadarko Basin. The completion of the addition of these five rigs brings our fleet to 55 rigs. We anticipate that we will have capital expenditures of approximately $45 million this year for new drilling rigs, additional drilling rig components and refurbishments to existing rigs.

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

     The prices we received for the sale of our natural gas in the first six months of 2001 increased 93 percent above the prices we received during the first six months of 2000. Average oil prices over the same periods increased 2 percent. For the first six months of 2001, our average natural gas price was $5.45 per Mcf and our average oil price was $26.39 per barrel. Natural gas prices are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 89 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves and price declines could cause us to reduce the carrying value of our oil and natural gas properties. We experienced a 61 percent decline in natural gas prices received from January, 2001 to June, 2001. This decrease plus any additional price decreases, if sustained, would also adversely affect our future cash flow by reducing our oil and natural gas revenues and, if continued over an extended period, could lessen not only the demand for our contract drilling rigs but also the rates we would receive. Any declines in natural gas and oil prices could also adversely affect the semi-annual determination of the loan value under our bank loan agreement since this determination is primarily based on the value of our oil and natural gas reserves and, to a lesser extent, on the value of a part of our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our capital projects.

     In an attempt to reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. We entered into a collar contract for approximately 25 percent of our daily oil production for the period covering November 1, 2000 to February 28, 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded an increase in our oil revenues of $17,200. During the second quarter of 2001, we entered into a natural gas collar contract for approximately 36 percent of our June and July 2001 production, at a floor price of $4.50 and a ceiling price of $5.95. During the second quarter the June collar contract increased natural gas revenues by $516,000. The July collar was recognized on our June 30, 2001 balance sheet at $551,000, net of tax, in accumulated other comprehensive income.

     Generally, during the past 17 years, our contract drilling operations have encountered significant competition. Starting in the last half of 1999 and continuing through the first six months of 2001, we experienced significant improvement in rig utilization and dayrates. However, despite this recent improvement in rig demand, we anticipate that the use of our drilling rigs will continue to be significantly influenced by the prevailing price for oil and natural gas as well as from competition within our industry. In addition, our ability to work our drilling rigs at any given time is also influenced by a number of other factors including the availability of labor and our ability to supply the type of equipment required.

     Although we have not encountered major difficulty in hiring and retaining rig crews, such shortages have in the past occurred in the industry. We may experience shortages of qualified personnel to operate our rigs, which would limit our ability to increase the number of our rigs working and could have an adverse effect on our financial condition and results of operations.


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

RESULTS OF OPERATIONS
---------------------

Second Quarter 2001 versus Second Quarter 2000
----------------------------------------------

     Our net income for the second quarter of 2001 was $18,048,000, as compared to $5,627,000 for the same period in 2000. Increases in natural gas and oil prices, production volumes, the number of our drilling rigs utilized and the dayrates we received for the operation of our drilling rigs all contributed to the growth in our net income.

     Revenue from the sale of our oil and natural gas increased 35 percent in the second quarter of 2001 as compared to the second quarter of 2000 primarily due to a 35 percent and 4 percent increase in the average prices we received for natural gas and oil, respectively. Natural gas production increased 5 percent and oil production increased 3 percent when compared to the second quarter of 2000. Due to rising prices since the last half of 1999 and into the first quarter of 2001, we accelerated our development drilling program, improving production volumes in both our oil and natural gas.

     In the second quarter of 2001, revenues from our contract drilling operations increased by 82 percent as the average number of drilling rigs being used increased from 37.4 in the second quarter of 2000 to 50.0 in 2001. Increased rig utilization resulted from increases in demand for our rigs as natural gas prices increased. Revenues per rig per day increased 36 percent in the second quarter of 2001 as compared to the same period in 2000.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 78 percent in the second quarter of 2001 compared to 75 percent for the same period in 2000. This increase resulted primarily from the increase in the average natural gas prices we received. Total operating costs increased 19 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 19 percent in the second quarter of 2000 to 46 percent in the second quarter of 2001. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 21 percent in 2001 versus 2000 primarily due to increased utilization.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 17 percent due to increases in the DD&A rate and production. The average DD&A rate per Mcfe increased to $.90 in the second quarter of 2001 compared to $.81 for the same period in 2000. Contract drilling depreciation increased 30 percent due to the increase in the number of rigs and the increase in rig utilization.

     General and administrative expenses increased 96 percent in the second quarter of 2001 when compared to the second quarter of 2000. In the second quarter of 2001 we recorded $1.3 million in additional employee benefit expenses for the present value of the separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense will be paid in monthly payments starting in July 2003 and continuing through June 2009. Interest expense decreased 43 percent between the comparative periods. The average interest rate on all long-term debt decreased from 7.8 percent in the second quarter of 2000 to 5.9 percent in the second quarter of 2001 while our average outstanding debt decreased 26 percent.


Six Months 2001 versus Six Months 2000
--------------------------------------

     Our net income for the first six months of 2001 was $37,220,000, compared to $9,205,000 for the same period in 2000. Increases in natural gas and oil prices, production volumes, the number of our drilling rigs utilized and the dayrates we received for the operation of our drilling rigs all contributed to the growth in our net income.

     Revenue from the sale of our oil and natural gas increased 79 percent in the first six months of 2001 as compared to the first six months of 2000 due to a 93 percent and 2 percent increase in average prices we received for natural gas and oil, respectively. Both natural gas and oil production increased 5 percent when compared to the first six months of 2000. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999 into the first quarter of 2001.

     In the first six months of 2001, revenues from our contract drilling operations increased by 73 percent as the average number of drilling rigs being used increased from 36.1 in the first six months of 2000 to 48.0 in 2001. Increased rig utilization resulted from increases in demand for our rigs as natural gas prices increased. Revenues per rig per day increased 31 percent in the first six months of 2001 as compared to the same period in 2000.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 80 percent in the first six months of 2001 compared to 74 percent for the same period in 2000. This increase resulted primarily from the increase in the average natural gas price we received. Total operating costs increased 39 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 18 percent in the first six months of 2000 to 42 percent in the first six months of 2001. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 22 percent in 2001 versus 2000 due to increased utilization.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 14 percent due to increases in the average DD&A rate and production. The average DD&A rate per Mcfe increased to $0.88 in first six months of 2001 compared to $0.81 in the first six months of 2000. Contract drilling depreciation increased 28 percent due to the increase in the number of rigs owned and higher rig utilization.

     General and administrative expenses increased 60 percent. In the second quarter of 2001 we recorded $1.3 million in additional employee benefit expenses for the present value of the separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense will be paid in monthly payments starting in July 2003 and continuing through June 2009. Interest expense decreased 35 percent between the comparative periods. The average interest rate on all long-term debt decreased from 7.8 percent in the first six months of 2000 to 6.6 percent in the first six months of 2001 while our average outstanding debt decreased 23 percent.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

     Our operations are exposed to market risks due to changes in commodity prices. The price we receive is primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we have received for our oil and natural gas productio have been volatile and such volatility is expected to continue.

     In an effort to try and reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. We entered into a collar contract for approximately 25 percent of our daily oil production for the period covering November 1, 2000 to February 28, 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded an increase in our oil revenues of $17,200. During the second quarter of 2001, we entered into a natural gas collar contract for approximately 36 percent of our June and July 2001 production, at a floor price of $4.50 and a ceiling price of $5.95. During the second quarter the June collar contract increased natural gas revenues by $516,000. The July collar was recognized on our June 30, 2001 balance sheet at $551,000, net of tax, in accumulated other comprehensive income. During the second quarter of 2000 we had swap transactions applying to approximately 50 percent of our daily oil production, at prices ranging from $24.42 to $27.01. These transactions yielded a reduction in our oil revenues of $199,000 in the second quarter of 2000.

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

      Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 2, 2001 we held our Annual Meeting of Stockholders. At the meeting the following matters were voted on, with each receiving the votes indicated:

      I. Election of Nominees Earle Lamborn, William B. Morgan and John H. Williams to serve as directors.

                                        Numbers of    Against or
                      Nominee            Votes For     Withheld
               ----------------------  ------------  ------------
               Earle Lamborn            26,792,822     2,470,272
               William B. Morgan        29,138,353       124,741
               John H. Williams         29,104,295       158,799

               The following directors, whose term of office did not expire at the annual meeting, continue as directors of the Company:
               King P. Kirchner, Don Cook, J. Michael Adcock,
               John G. Nikkel and John S. Zink.

      II. Ratification of the appointment of PricewaterhouseCoopers L L P as the Company's independent certified public accountants for the fiscal year 2001.

                         For     -        28,981,018
                         Against -           263,608
                         Abstain -            18,468

Item 5.  Other Information
--------------------------

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a) Exhibits:

            10.1.25   Loan Agreement dated July 24, 2001.

            15        Letter re:  Unaudited Interim Financial Information.


       (b) On May 18, 2001, we filed a report on Form 8-K under Items 5 and 7. This report announced the retirement of Mr. King Kirchner from his position as Chief Executive Officer effective June 30, 2001 and filed as an exhibit the Press Release announcing his retirement and the Separation Agreement, dated May 11, 2001, between the Registrant and Mr. King Kirchner.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:  August 8, 2001                     By:  /s/ John G. Nikkel
       ---------------------------        ------------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Executive
                                          Officer, Chief Operating
                                          Officer and Director

Date:  August 8, 2001                     By:  /s/ Larry D. Pinkston
       ---------------------------        ------------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer