Form 10-Q
period 2001-09-30
UNIT CORP
filed 2001-10-26
CIK 798949

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001
                                    OR

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
                            Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                 35,985,367
       ----------------------------                 ----------
                   Class                 Outstanding at October 23, 2001

                                FORM 10-Q
                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                      PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 2000 and September 30, 2001 . . . . . . .  .  2

          Consolidated Condensed Statements of Operations
          Three and Nine Months Ended September 30, 2000 and 2001 .  3

          Consolidated Condensed Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 2001 . . . . . .  4

          Consolidated Condensed Statements of Comprehensive
          Income Three and Nine Months Ended
          September 30, 2000 and 2001 . . . . . . . . . . . . . . .  5

          Notes to Consolidated Condensed Financial Statements. . .  6

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

                      PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                 December 31,  September 30,
                                                    2000           2001
                                                 -----------    -----------
                                                       (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                    $      726     $      986
    Accounts receivable                              40,220         47,593
    Other                                             5,071          9,125
                                                 -----------    -----------

        Total current assets                         46,017         57,704
                                                 -----------    -----------
Property and Equipment:
    Total cost                                      561,047        640,606
    Less accumulated depreciation, depletion,
      amortization and impairment                   270,690        296,247
                                                 -----------    -----------
        Net property and equipment                  290,357        344,359
                                                 -----------    -----------
Other Assets                                          9,914          8,630
                                                 -----------    -----------
Total Assets                                     $  346,288     $  410,693
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term
      liabilities and debt                       $    1,627     $    1,850
    Accounts payable                                 21,012         20,088
    Accrued liabilities                              10,033         14,834
                                                 -----------    -----------
        Total current liabilities                    32,672         36,772
                                                 -----------    -----------
Long-Term Debt                                       54,000         38,000
                                                 -----------    -----------
Other Long-Term Liabilities                           3,597          4,073
                                                 -----------    -----------
Deferred Income Taxes                                41,479         62,920
                                                 -----------    -----------
Shareholders' Equity:
    Preferred stock, $1.00 par value,
      5,000,000 shares authorized, none issued          -              -
    Common stock, $.20 par value, 75,000,000
      shares authorized, 35,768,344 and
      36,005,367 shares issued, respectively          7,154          7,200
    Capital in excess of par value                  139,872        141,090
    Retained earnings                                67,514        120,365
    Accumulated other comprehensive income              -              448
    Treasury stock, at cost, (0 and 20,000
      shares, respectively)                             -             (175)
                                                 -----------    -----------
        Total shareholders' equity                  214,540        268,928
                                                 -----------    -----------
Total Liabilities and Shareholders' Equity       $  346,288     $  410,693
                                                 ===========    ===========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                             ----------------------  ----------------------
                                2000        2001        2000        2001
                             ----------  ----------  ----------  ----------
                                (In thousands except per share amounts)
Revenues:
    Contract drilling        $  29,890   $  50,690   $  76,234   $ 131,026
    Oil and natural gas         24,584      17,410      58,234      77,652
    Other                          314         299       1,134       1,251
                             ----------  ----------  ----------  ----------
            Total revenues      54,788      68,399     135,602     209,929
                             ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs         23,024      24,978      60,957      71,405
        Depreciation
          and amortization       3,286       3,872       8,595      10,693
    Oil and natural gas:
        Operating costs          5,121       5,332      13,759      17,337
        Depreciation,
          depletion,
          amortization and
          impairment             4,889       6,641      13,474      16,461
    General and
      administrative             1,534       1,731       4,558       6,565
    Interest                     1,312         675       3,913       2,366
                             ----------  ----------  ----------  ----------
            Total expenses      39,166      43,229     105,256     124,827
                             ----------  ----------  ----------  ----------
Income Before Income
  Taxes                         15,622      25,170      30,346      85,102
                             ----------  ----------  ----------  ----------
Income Tax Expense:
    Current                        532       3,251         610      10,990
    Deferred                     5,405       6,288      10,846      21,261
                             ----------  ----------  ----------  ----------
            Total income
              taxes              5,937       9,539      11,456      32,251
                             ----------  ----------  ----------  ----------
Net Income                   $   9,685   $  15,631   $  18,890   $  52,851
                             ==========  ==========  ==========  ==========
Net Income Per Common
  Share:
    Basic                    $    0.27   $    0.43   $    0.53   $    1.47
                             ==========  ==========  ==========  ==========
    Diluted                  $    0.27   $    0.43   $    0.52   $    1.46
                             ==========  ==========  ==========  ==========




            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Nine Months Ended
                                                   September 30,
                                             -----------------------

                                                2000        2001
                                             ----------  ----------
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income                               $  18,890   $  52,851
    Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
        Depreciation, depletion,
          amortization
          and impairment                        22,373      27,642
        Deferred tax expense                    10,846      21,261
        Other                                     (528)      1,816
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                    (14,214)     (6,652)
        Accounts payable                        (1,266)      7,118
        Other - net                              1,274          72
                                             ----------  ----------
            Net cash provided by
              operating activities              37,375     104,108
                                             ----------  ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                       (36,091)    (83,824)
    Proceeds from disposition of assets          4,170       2,125
    Other-net                                   (2,753)       (498)
                                             ----------  ----------
            Net cash used in
              investing activities             (34,674)    (82,197)
                                             ----------  ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                            (7,039)    (16,000)
    Net payments of notes payable
      and other long-term debt                    (308)        -
    Proceeds from stock                            185         606
    Acquisition of treasury stock                  -          (175)
    Book overdrafts                              2,586      (6,082)
                                             ----------  ----------
            Net cash used in financing
              activities                        (4,576)    (21,651)
                                             ----------  ----------
Net Increase (Decrease) in Cash
  and Cash Equivalents                          (1,875)        260

Cash and Cash Equivalents, Beginning
  of Year                                        2,647         726
                                             ----------  ----------
Cash and Cash Equivalents, End of Period     $     772   $     986
                                             ==========  ==========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                             ----------------------  ----------------------
                                2000        2001        2000        2001
                             ----------  ----------  ----------  ----------
                                             (In thousands)

Net Income                   $   9,685   $  15,631   $  18,890   $  52,851
Other Comprehensive Income,
  Net of Taxes:
    Change in value of cash
      flow derivative
      instruments used as
      cash flow hedges             -           549         -         1,100
    Adjustment
      reclassification -
      derivative
      settlements                  -          (652)        -          (652)
                             ----------  ----------  ----------  ----------
Comprehensive Income         $   9,685   $  15,528   $  18,890   $  53,299
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

     Results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered a report within the meaning of Section 7 and 11 of that Act and the independent accountant's liability under
Section 11 does not extend to it.

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
                              =============    =============    ==========

 For the Three Months Ended
   September 30, 2001:

     Basic earnings per
       common share           $ 15,631,000       35,999,000     $    0.43
                                                                ==========
     Effect of dilutive
       stock options                   -            236,000
                              -------------    -------------
     Diluted earnings per
       common share           $ 15,631,000       36,235,000     $    0.43
                              =============    =============    ==========

     All options and their average exercise prices for the three months ended September 30, 2000 were included in the computation of diluted earnings per share. The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended September 30, 2001 because the option exercise prices were greater than the average market price of common shares:

                                               2001
                                            ----------
      Options                                 170,000
                                            ==========
      Average exercise price                $   16.38
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
                              =============    =============    ==========

 For the Nine Months Ended
   September 30, 2001:

     Basic earnings per
       common share           $ 52,851,000       35,961,000     $    1.47
                                                                ==========
     Effect of dilutive
       stock options                   -            295,000
                              -------------    -------------
     Diluted earnings per
       common share           $ 52,851,000       36,256,000     $    1.46
                              =============    =============    ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the nine months ended September 30, 2000 and 2001 because the option exercise prices were greater than the average market price of common shares:

                                             2000         2001
                                          ----------   ----------
      Options                                17,500      153,000
                                          ==========   ==========
      Average exercise price              $   12.19    $   16.79
                                          ==========   ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 (subsequently amended by Financial Accounting Standard No.'s 137 and 138), Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain
(loss) on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under FAS 133 must be recorded at fair value with gains (losses) recognized in earnings in the period of change. The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil and natural gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps and basic hedges with major energy derivative product specialists. At September 30, 2001, the Company was holding two natural gas derivatives, which qualify as cash flow hedges under FAS 133. The collar contracts were for approximately 38 percent of the Company's daily natural gas production. Both contracts have a floor of $2.50 and one has a ceiling of $3.68 and the other a ceiling of $4.25. In the third quarter of 2001, natural gas derivatives used by the Company added an additional $1,049,000 to the Company's natural gas revenues and for the nine months ended September 30, 2001, natural gas derivatives used by the Company added an additional $1,565,000 to the Company's natural gas revenues. The effective portion of the derivative also increased accumulated other comprehensive income in the equity section of the Company's balance sheet by $448,000, net of tax, at September 30, 2001.

     During January and February of 2001, the Company had a collar contract for approximately 25 percent of its daily oil production. The collar had a floor of $26.00 and a ceiling of $33.00. The Company received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded an increase in oil revenues of $17,200.

     In the first quarter of 2000, the Company entered into swap transactions in an effort to lock in a portion of its oil production at higher oil prices. These transactions applied to approximately 50 percent of the Company's daily oil production covering the period from April 1, 2000 to July 31, 2000 and 25 percent of the Company's daily oil production for August and September of 2000, at prices ranging from $24.42 to $27.01. In the third quarter of 2000, the oil swaps resulted in a reduction in oil revenues of $265,000 and for the nine months ended September 30, 2000 the oil swaps resulted in a $464,000 reduction in oil revenues.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). For goodwill and intangible assets already on the books, FAS 142 is effective for the fiscal years starting after December 15, 2001 (January 1, 2002 for Unit). FAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. The Company currently expenses $243,000 annually for the amortization of goodwill.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143, is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for Unit), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We do not believe the future impact from the adoption of FAS 143 on our earnings and financial position will be material.

NOTE 4 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion, amortization and impairment. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three and nine month periods ended September 30, 2000 and 2001 is as follows:

                             Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                              2000        2001         2000        2001
                           ----------  ----------   ----------  ----------
                                           (In thousands)
Revenues:
    Contract drilling      $  29,890   $  50,690    $  76,234   $ 131,026
    Oil and natural gas       24,584      17,410       58,234      77,652
    Other                        314         299        1,134       1,251
                           ----------  ----------   ----------  ----------
        Total revenues     $  54,788   $  68,399    $ 135,602   $ 209,929
                           ==========  ==========   ==========  ==========
Operating Income (1):
    Contract drilling      $   3,580   $  21,840    $   6,682   $  48,928
    Oil and natural gas       14,574       5,437       31,001      43,854
                           ----------  ----------   ----------  ----------
        Total operating
          income              18,154      27,277       37,683      92,782

    General and
      administrative
      expense                 (1,534)     (1,731)      (4,558)     (6,565)
    Interest expense          (1,312)       (675)      (3,913)     (2,366)
    Other income - net           314         299        1,134       1,251
                           ----------  ----------   ----------  ----------
        Income before
          income taxes     $  15,622   $  25,170    $  30,346   $  85,102
                           ==========  ==========   ==========  ==========

    (1) Operating income is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of September 30, 2001, and the related consolidated condensed statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month period ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated February 7, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
October 23, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     On July 24, 2001, we signed a $100 million bank loan agreement. The current commitment has been set, at our election, at $60 million. Although, the current value of our assets under the latest loan value computation supported the full $100 million, we elected to set the loan commitment at $60 million in order to reduce costs. Each year on April 1 and October 1 our banks redetermine the loan value. This value is primarily determined to be an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. Our loan agreement provides for a revolving credit facility, which terminates on May 1, 2005 followed by a three-year term loan. At September 30, 2001 and October 23, 2001, borrowings under our loan agreement totaled $37.0 million. We are charged a facility fee of .375 of 1 percent on any unused portion of the available borrowing value.

     Borrowings under the revolving credit facility bear interest at the Chase Manhattan Bank, N.A. prime rate ("Prime Rate") or the London Interbank Offered Rates ("Libor Rate") plus 1.00 to 1.50 percent depending on the level of debt as a percentage of the total loan value. Subsequent to May 1, 2005, borrowings under the loan agreement bear interest at the Prime Rate or the Libor rate plus
1.25 to 1.75 percent depending on the level of debt as a percentage of the total loan value. In addition, the loan agreement allows us to select, at any time between the date of the agreement and 3 days prior to the conversion date of the term loan, a fixed rate for the amount outstanding under the credit facility. Our ability to select the fixed rate option is subject to a number of conditions all as more fully set out in the loan agreement.

     The interest rate on our bank debt was 4.7 percent at September 30, 2001 and October 23, 2001. At our election, any portion of our outstanding bank debt may be fixed at the Libor Rate, as adjusted depending on the level of our debt as a percentage of the available borrowing value. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Chase Manhattan Bank, N. A. prime rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $37.0 million at September 30, 2001 and October 23, 2001.

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

     Our shareholders' equity at September 30, 2001 was $268.9 million giving us a ratio of long-term debt-to-total capitalization of 12 percent. Our primary source of funds consists of the cash flow from our operating activities and borrowings under our bank loan agreement. Net cash provided by our operating activities in the first nine months of 2001 was $104.1 million compared to $37.4 million in 2000. We had working capital of $20.9 million at September 30, 2001. Our first nine month 2001 capital expenditures were $81.9 million (excludes $1.9 million from previous year's accounts payable) of which $39.7 million was spent on our oil and natural gas operations and $42.2 million on our contract drilling operations.

     Our oil and natural gas operations drilled 94 wells in the first nine months of 2001. We anticipate that we will participate in the drilling of approximately 125 total wells during 2001 and spend approximately $50 million drilling or buying oil and natural gas properties in 2001.

     In January 2001, we purchased a 750 horse power diesel electric rig with a 13,000 foot depth capacity for $3.2 million. This new rig is working in the Gulf Coast region. In February 2001, we purchased a 1,000 horse power, winterized, mechanical, rig, with a 16,000 foot depth capacity, for $2.5 million. This rig is working in the Rocky Mountain region. In May we acquired two diesel electric rigs with depth capacities of 18,000 and 20,000 feet, for $7.8 million. These two rigs began rigging up in the gulf coast region late in the second quarter and are now working in that region. We have also acquired a 16,000 foot depth capacity, diesel electric, rig from Indonesia. This rig will, depending on industry conditions, be placed in service when conditions warrant. The completion of the addition of these five rigs brings our fleet to 55, 54 of which are currently capable of operating. We anticipate that we will have total capital expenditures of approximately $50 million for the year for the purchase of the new drilling rigs, additional drilling rig components and refurbishments to existing rigs.

     Most of our capital expenditures are discretionary and directed toward future growth in both segments of our operations. Current operations do not depend on our ability to obtain funds outside of our loan agreement. Future decisions to acquire or drill on oil and natural gas properties will depend on prevailing or anticipated market conditions, potential return on investment, future drilling potential and the availability of financing, thus providing us with a large degree of flexibility in determining when and if to incur such costs.

     The prices we received for the sale of our natural gas in the first nine months of 2001 increased 40 percent above the prices we received during the first nine months of 2000. Average oil prices over the same periods decreased 2 percent. For the first nine months of 2001, our average natural gas price was $4.54 per Mcf and our average oil price was $25.59 per barrel. Natural gas prices are influenced by weather conditions and supply and demand imbalances, particularly in the domestic market, and by world wide oil price levels. Domestic oil price levels continue to be primarily influenced by world market developments. Since natural gas comprises approximately 89 percent of our total oil and natural gas reserves, large drops in spot market natural gas prices have a significant adverse effect on the value of our oil and natural gas reserves. Natural gas prices dropped substantially in the third quarter of 2001, but rebounded shortly after the end of the quarter. Cash prices at the end of the third quarter did not cause us to reduce the carrying value of our oil and natural gas properties, but any further price declines below the end of the quarter cash price, could cause us to reduce the carrying value of our oil and natural gas properties. We experienced a 78 percent decline in natural gas prices received in January, 2001 as compared to September, 2001. This decrease has adversely affected our cash flow by reducing oil and natural gas revenues and has reduced the rates we receive for our contract drilling rigs and the demand for our rigs. This price decline and any additional price decreases, if sustained, will adversely affect our future cash flow and, if extended over a long period, will lessen not only the demand for our contract drilling rigs but also the rates we will receive even further. Such declines in natural gas and oil prices could also adversely affect the semi-annual determination of the loan value under our bank loan agreement since this determination is primarily based on the value of our oil and natural gas reserves and, to a lesser extent, on the value of a part of our drilling rigs. Such a reduction would reduce the amount available to us under our loan agreement which, in turn, would affect our ability to carry out our planned capital projects.

     In an attempt to reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. We entered into a collar contract for approximately 25 percent of our daily oil production for the period covering November 1, 2000 to February 28, 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of this hedging transaction yielded an increase in our oil revenues of $17,200. During the second quarter of 2001, we entered into a natural gas collar contract for approximately 36 percent of our June and July 2001 natural gas production, at a floor price of $4.50 and a ceiling price of $5.95. During the third quarter of 2001, we entered into two natural gas collar contracts for approximately 38 percent of our September thru November 2001 natural gas production. Both contracts have a floor price of $2.50. One contract has a ceiling price of $3.68 and the other contract has a ceiling price of $4.25. During the third quarter our natural gas collar contracts increased natural gas revenues by $1,049,000 and for the nine months ended September 30, 2001 the collar contracts have increased natural gas revenues by $1,565,000. The October and November collar was recognized on our September 30, 2001 balance sheet at $448,000, net of tax, in accumulated other comprehensive income.

     Generally, during the past 17 years, our contract drilling operations have encountered significant competition. Starting in the last half of 1999 and continuing through the first nine months of 2001, we experienced significant improvement in rig utilization and dayrates. However, despite this recent improvement in rig demand, and especially with the recent downturn in natural gas prices in the third quarter of 2001, we anticipate that the use of our drilling rigs will continue to be significantly influenced by the prevailing price for oil and natural gas as well as from competition within our industry. In addition, our ability to work our drilling rigs at any given time is also influenced by a number of other factors including the availability of labor and our ability to supply the type of equipment required.

     Although we have not encountered major difficulty in hiring and retaining rig crews, such shortages have in the past occurred in the industry. Should industry conditions improve, we may experience shortages of qualified personnel to operate our rigs, which would limit our ability to increase the number of our rigs working and could have an adverse effect on our financial condition and results of operations.


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

RESULTS OF OPERATIONS
---------------------

Third Quarter 2001 versus Third Quarter 2000
--------------------------------------------

     Our net income for the third quarter of 2001 was $15,631,000, as compared to $9,685,000 for the same period in 2000. Increases in the number of our drilling rigs utilized and the dayrates we received for the operation of our drilling rigs contributed to the growth in our net income.

     Revenue from the sale of our oil and natural gas decreased 29 percent in the third quarter of 2001 as compared to the third quarter of 2000 primarily due to a 31 percent and 11 percent decrease in the average prices we received for natural gas and oil, respectively. Natural gas production decreased 2 percent and oil production decreased 5 percent when compared to the third quarter of 2000.

     In the third quarter of 2001, revenues from our contract drilling operations increased by 70 percent as the average number of drilling rigs being used increased from 43.1 in the third quarter of 2000 to 50.6 in 2001.
Increased rig utilization resulted from increases in demand for our rigs as natural gas prices increased during the first six months of 2001. Revenues per rig per day increased 46 percent in the third quarter of 2001 as compared to the same period in 2000.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 69 percent in the third quarter of 2001 compared to 79 percent for the same period in 2000. This decrease resulted primarily from the decrease in the average natural gas prices we received. Total operating costs increased 4 percent due to increases in the net number of wells owned.

     Our contract drilling operating margins increased from 23 percent in the third quarter of 2000 to 51 percent in the third quarter of 2001. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 8 percent in 2001 versus 2000 primarily due to increased utilization.

     Depreciation, depletion, amortization and impairment ("DD&A") of our oil and natural gas properties increased 36 percent due primarily to a $1.6 million impairment of our investment in a company which has oil and natural gas properties located in Canada. Our average DD&A rate per Mcfe also increased to $0.88 in the third quarter of 2001 compared to $0.84 for the same period in 2000. Contract drilling depreciation increased 18 percent due to the increase in the number of rigs and the increase in rig utilization.

     General and administrative expenses increased 13 percent in the third quarter of 2001 when compared to the third quarter of 2000. Interest expense decreased 49 percent between the comparative periods. The average interest rate on all long-term debt decreased from 8.1 percent in the third quarter of 2000 to
5.0 percent in the third quarter of 2001 while our average outstanding debt decreased 25 percent.


Nine Months 2001 versus Nine Months 2000
----------------------------------------

     Our net income for the first nine months of 2001 was $52,851,000, compared to $18,890,000 for the same period in 2000. Increases in natural gas prices, production volumes, the number of our drilling rigs utilized and the dayrates we received for the operation of our drilling rigs all contributed to the growth in our net income.

     Revenue from the sale of our oil and natural gas increased 33 percent in the first nine months of 2001 as compared to the first nine months of 2000 due to a 40 percent increase in average prices we received for natural gas. The average oil price received decreased 2 percent in the first nine months of 200l compared to the first nine months of 2000. Natural gas and oil production increased 3 percent and 2 percent, respectively when compared to the first nine months of 2000. Production increases from both our oil and natural gas were due to the acceleration of our development drilling program as a result of rising prices in the last half of 1999 into the first six months of 2001.

     In the first nine months of 2001, revenues from our contract drilling operations increased by 72 percent as the average number of drilling rigs being used increased from 38.5 in the first nine months of 2000 to 48.8 in 2001. Increased rig utilization resulted from increases in demand for our rigs as natural gas prices increased in the first six months of 2001. Revenues per rig per day increased 37 percent in the first nine months of 2001 as compared to the same period in 2000.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 78 percent in the first nine months of 2001 compared to 76 percent for the same period in 2000. This increase resulted primarily from the increase in the average natural gas price we received. Total operating costs increased 26 percent due to increases in the net number of wells owned and workover expenses.

     Our contract drilling operating margins increased from 20 percent in the first nine months of 2000 to 46 percent in the first nine months of 2001. This increase was generally due to increases in rig utilization and revenue per rig per day. Total contract drilling operating costs were up 17 percent in 2001 versus 2000 due to increased utilization.

     Depreciation, depletion, amortization and impairment ("DD&A") of our oil and natural gas properties increased 22 percent due to increases in the average DD&A rate, natural gas production volumes and a $1.6 million impairment of our investment in a company which has oil and natural gas properties located in Canada. The average DD&A rate per Mcfe increased to $0.88 in first nine months of 2001 compared to $0.82 in the first nine months of 2000. Contract drilling depreciation increased 24 percent due to the increase in the number of rigs owned and higher rig utilization.

     General and administrative expenses increased 44 percent. In the second quarter of 2001, we recorded $1.3 million in additional employee benefit expenses for the present value of the separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense will be paid in monthly payments starting in July 2003 and continuing through June 2009. Interest expense decreased 40 percent between the comparative periods. The average interest rate on all long-term debt decreased from 7.9 percent in the first nine months of 2000 to 6.1 percent in the first nine months of 2001 while our average outstanding debt decreased 24 percent.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

     Our operations are exposed to market risks due to changes in commodity prices. The price we receive is primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we have received for our oil and natural gas production have been volatile and such volatility is expected to continue.

     In an effort to try and reduce the impact of price fluctuations, we periodically use hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. We entered into a collar contract for approximately 25 percent of our daily oil production for the period covering November 1, 2000 to February 28, 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the sum of these hedging transactions yielded an increase in our oil revenues of $17,200. During the second quarter of 2001, we entered into a natural gas collar contract for approximately 36 percent of our June and July 2001 production, at a floor price of $4.50 and a ceiling price of $5.95. During the third quarter of 2001, we entered into two natural gas collar contracts for approximately 38 percent of our September thru November 2001 production. Both contracts have a floor price of $2.50. One contract has a ceiling price of $3.68 and the other contract has a ceiling price of $4.25. During the third quarter our natural gas collar contracts increased natural gas revenues by $1,049,000 and for the nine months ended September 30, 2001 the collar contracts have increased natural gas revenues by $1,565,000. The October and November collar was recognized on our September 30, 2001 balance sheet at $448,000, net of tax, in accumulated other comprehensive income. During the second and third quarters of 2000 we had swap transactions covering from approximately 25 to 50 percent of our daily oil production, at prices ranging from $24.42 to $27.01. These transactions resulted in a reduction in our oil revenues of $265,000 and $464,000 in the third quarter and first nine months of 2000, respectively.

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

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a) Exhibits:

            15   Letter re:  Unaudited Interim Financial Information.


       (b)  On August 28, 2001, we filed a report on Form 8-K under Items 5 and
            7. This Form 8-K reported that on April 19, 2001, the Company's Board of Directors approved certain amendments to the Company's Amended and Restated Certificate of Incorporation, By-laws, the Rights Agreement, dated May 19, 1995, between the Company and Chemical Bank, as Rights Agent, as well as the form of Indemnification Agreement entered into between the Company and its executive officers and directors. Copies of these various documents and agreements, as amended, were filed as exhibits to the Form 8-K.

            On September 5, 2001, we filed a report on Form 8-K under Items 5 and 7. This Form 8-K reported that on August 30, 2001, the Company announced that it's Board of Directors authorized the purchase of up to one million shares of its common stock with the share purchases to be made from time to time, depending on market conditions. The shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:  October 26, 2001                   By:  /s/ John G. Nikkel
       ---------------------------       ------------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Executive
                                          Officer, Chief Operating
                                          Officer and Director

Date:  October 26, 2001                   By:  /s/ Larry D. Pinkston
       ---------------------------       ------------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer