Form 10-Q
period 2002-03-31
UNIT CORP
filed 2002-04-30
CIK 798949

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002
                                    OR

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
                            Yes  _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                   36,099,519
       ----------------------------                   ----------
                   Class                    Outstanding at April 26, 2002

                                FORM 10-Q
                             UNIT CORPORATION

                            TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                      PART I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 2001 and March 31, 2002. . . . . . . . . .    2

          Consolidated Condensed Statements of Operations
          Three Months Ended March 31, 2001 and 2002. . . . . . .    3

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended March 31, 2001 and 2002. . . . . . .    4

          Notes to Consolidated Condensed Financial Statements. .    5

          Report of Review by Independent Accountants . . . . . .    9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   10


                      PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   17

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .   17

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .   17

Item 4.   Submission of Matters to a Vote of Security Holders . .   17

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   17

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   17


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                      PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
------------------------------
                    UNIT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                December 31,   March 31,
                                                    2001         2002
                                                -----------   -----------
                                                      (In thousands)
ASSETS
------
Current Assets:
    Cash and cash equivalents                   $      391    $     210
    Accounts receivable                             33,886       30,550
    Materials and supplies                           5,358        5,320
    Income tax receivable                            3,198          198
    Other                                            3,761        3,326
                                                -----------  -----------
        Total current assets                        46,594       39,604
                                                -----------  -----------
Property and Equipment:
    Total cost                                     666,861      676,076
    Less accumulated depreciation, depletion,
      amortization and impairment                  304,643      312,924
                                                -----------  -----------
        Net property and equipment                 362,218      363,152
                                                -----------  -----------
Other Assets                                         8,441        8,594
                                                -----------  -----------
Total Assets                                    $  417,253   $  411,350
                                                ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current portion of long-term
      liabilities and debt                      $    1,893   $    1,844
    Accounts payable                                16,292       13,774
    Accrued liabilities                             10,856       10,051
                                                -----------  -----------
        Total current liabilities                   29,041       25,669
                                                -----------  -----------
Long-Term Debt                                      31,000       23,000
                                                -----------  -----------
Other Long-Term Liabilities                          4,110        4,288
                                                -----------  -----------
Deferred Income Taxes                               73,940       75,430
                                                -----------  -----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                   -            -
    Common stock, $.20 par value, 75,000,000
      shares authorized, 36,006,267 and
      36,085,119 shares issued, respectively         7,201        7,217
    Capital in excess of par value                 141,977      142,824
    Retained earnings                              130,280      132,922
    Treasury stock, at cost, 30,000 shares            (296)         -
                                                -----------  -----------
        Total shareholders' equity                 279,162      282,963
                                                -----------  -----------
Total Liabilities and Shareholders' Equity      $  417,253   $  411,350
                                                ===========  ===========

            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                 2001         2002
                                              ----------   ----------
                                              (In thousands except per
                                                   share amounts)
Revenues:
    Contract drilling                         $  35,500    $  26,714
    Oil and natural gas                          34,720       11,961
    Other                                           223           55
                                              ----------   ----------
            Total revenues                       70,443       38,730
                                              ----------   ----------
Expenses:
    Contract drilling:
        Operating costs                          22,430       19,132
        Depreciation and amortization             3,219        2,811
    Oil and natural gas:
        Operating costs                           6,479        4,948
        Depreciation, depletion
          and amortization                        4,678        5,269
    General and administrative                    1,803        2,029
    Interest                                        972          287
                                              ----------   ----------
            Total expenses                       39,581       34,476
                                              ----------   ----------
Income Before Income Taxes                       30,862        4,254
                                              ----------   ----------
Income Tax Expense:
    Current                                       4,397          122
    Deferred                                      7,293        1,490
                                              ----------   ----------
            Total income taxes                   11,690        1,612
                                              ----------   ----------
Net Income                                    $  19,172    $   2,642
                                              ==========   ==========
Net Income Per Common Share:
    Basic                                     $    0.53    $    0.07
                                              ==========   ==========
    Diluted                                   $    0.53    $    0.07
                                              ==========   ==========









            The accompanying notes are an integral part of the
               consolidated condensed financial statements.

                    UNIT CORPORATION AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                                2001        2002
                                             ----------  ----------
                                                  (In thousands)
Cash Flows From Operating Activities:
    Net income                               $  19,172   $   2,642
    Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
        Depreciation, depletion,                 8,061       8,235
          and amortization
        Deferred tax expense                     7,293       1,490
        Other                                      632         185
    Changes in operating assets and
      liabilities increasing
      (decreasing) cash:
        Accounts receivable                    (10,660)      3,336
        Accounts payable                        (1,008)      3,173
        Other - net                              2,813       3,578
                                             ----------  ----------
            Net cash provided by
              operating activities              26,303      22,639
                                             ----------  ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures                       (24,320)    (14,967)
    Proceeds from disposition of assets            320         658
    Other-net                                     (220)        (78)
                                             ----------  ----------
            Net cash used in
              investing activities             (24,220)    (14,387)
                                             ----------  ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                            (4,400)     (7,000)
    Net payments of notes payable
      and other long-term debt                  (1,000)     (1,000)
    Proceeds from stock                            255          96
    Book overdrafts                              2,624        (529)
                                             ----------  ----------
            Net cash used in financing
              activities                        (2,521)     (8,433)
                                             ----------  ----------
Net Decrease in Cash and Cash Equivalents         (438)       (181)
Cash and Cash Equivalents, Beginning
  of Year                                          726         391
                                             ----------  ----------
Cash and Cash Equivalents, End of Period     $     288   $     210
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

     Results for the three months ended March 31, 2002 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent accountants' liability under Section 11 does not extend to it.

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
                              =============   =============  ==========

 For the Three Months Ended
   March 31, 2002:
     Basic earnings per
       common share           $  2,642,000      36,035,000   $    0.07
                                                             ==========
     Effect of dilutive
       stock options                   -           258,000
                              -------------   -------------
     Diluted earnings per
       common share           $  2,642,000      36,293,000   $    0.07
                              =============   =============  ==========

     All options granted were included in the computation of diluted earnings per share for the three months ended March 31, 2001. The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 because the option exercise prices were greater than the average market price of common shares:

                                         2002
                                      ----------
      Options                           158,500
                                      ==========
      Average exercise price          $   16.69
                                      ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). For goodwill and intangible assets already recorded in the financial statements, FAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. The unamortized balance of goodwill is $5,088,000 at March 31, 2002. We previously expensed $243,000 annually for the amortization of goodwill. The impact from the adoption of FAS 142 on our financial position or results of operations was not material to the current and prior periods.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. The impact from the adoption of FAS 144 on our financial position or results of operations was not material.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
143). FAS 143 is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for us) and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled). We are currently evaluating our oil and natural gas properties to determine the impact of the adoption of FAS 143 on our financial position and results of operations.

NOTE 4 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The Company has two business segments: Contract Drilling and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The Company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The Company has natural gas production in Canada which is not significant. Information regarding the Company's operations by industry segment for the three months ended March 31, 2001 and 2002 is as follows:

                                              2001        2002
                                           ----------  ----------
                                               (In thousands)
Revenues:
    Contract drilling                      $  35,500   $  26,714
    Oil and natural gas                       34,720      11,961
    Other                                        223          55
                                           ----------  ----------
        Total revenues                     $  70,443   $  38,730
                                           ==========  ==========
Operating Income (1):
    Contract drilling                      $   9,851   $   4,771
    Oil and natural gas                       23,563       1,744
                                           ----------  ----------
        Total operating income                33,414       6,515

    General and administrative expense        (1,803)     (2,029)
    Interest expense                            (972)       (287)
    Other income - net                           223          55
                                           ----------  ----------
        Income before income taxes         $  30,862   $   4,254
                                           ==========  ==========

    (1)Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 2002, and the related consolidated condensed statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report, dated February 20, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
April 22, 2002

<PAGE
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     Our financial condition and liquidity, for current operations, depends on our cash flow from operating activities and borrowings under our bank loan agreement. Our cash flow is influenced mainly by the prices we receive for our natural gas production, the demand for and the dayrates we receive for our drilling rigs and, to a lesser extent, the prices we receive for our oil production. Our loan agreement provides for a revolving credit facility, which terminates on May 1, 2005 followed by a three-year term loan. At March 31, 2002, we had borrowed $23 million. The $23 million represented 23 percent of the loan value of our assets as determined by our banks on April 1, 2002 and 58 percent of the amount available, as elected by us on April 1, 2002. Most of our capital expenditures are discretionary and directed toward future growth.

     Our Oil and Natural Gas Operations. Natural gas comprises approximately 89 percent of our total oil and natural gas reserves. Any appreciable change in natural gas prices has a significant affect on our revenues, cash flow and the value of our oil and natural gas reserves. Such price changes also influence the demand for our natural gas production, our drilling rigs (since they are used mainly to drill natural gas wells) and the amount we can charge for our contract drilling services.

     Based on our 2002 first quarter production, a $.10 per Mcf change in what we are paid for our natural production would result in a corresponding $141,000 per month ($1,692,000 annualized) change in our pre-tax cash flow. Our first quarter 2002 average natural gas price was $2.00 compared with an average natural gas price of $6.59 received in the first quarter of 2001. A $1.00 per barrel change in our oil price would have a $36,000 per month ($432,000 annualized) change in our pre-tax cash flow. Our first quarter 2002 average oil price was $17.24 compared with an average oil price of $27.11 received in the first quarter of 2001.

     Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances and by world wide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we can not predict nor measure their future influence on the prices we will receive.

     Because natural gas prices have such a significant affect on the value of our oil and natural gas reserves, declines in these prices can result in a reduction of the carrying value of our oil and natural gas properties. Likewise, price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our bank loan agreement since that determination is based mainly on the value of our oil and natural gas reserves. Such a reduction could limit our ability to carry out our planned capital projects.

     Hedging Activities. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price fluctuations have on our cash flow. We entered into a collar contract covering approximately 25 percent of our daily oil production from January 1, 2001 through February 28, 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the transaction. During the first quarter of 2001, our oil hedging transaction yielded an increase in our oil revenues of $17,200. We did not have any hedging transactions outstanding at March 31, 2002.

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

     Low oil and natural gas prices during most of the 1980's and 1990's reduced demand for domestic land contract drilling rigs. However, in the last half of 1999 and throughout 2000, as oil and natural gas prices increased, we experienced a substantial increase in demand for our rigs. Demand for our drilling rigs continued to increase until the end of the third quarter of 2001 and our average rig utilization reached a high of almost 52 rigs in July 2001. As a result of declining natural gas prices throughout 2001, demand for our rigs dropped significantly in the fourth quarter of 2001. Our average utilization was 32.8 rigs in the first quarter of 2002 compared to 45.9 rigs for the first quarter of 2001.

     As demand for our rigs increased during 2001 so did the dayrates we received. Our average dayrate reached $11,142 in September of 2001. However, as demand began to decrease so did the rate we received. We received an average dayrate of $8,401 in the first quarter of 2002 compared to a dayrate of $8,665 in the first quarter of 2001. Based on the average utilization rate we achieved in the first quarter of 2002, a $100 per day change in dayrates has a $3,280 per day ($1,197,000 annualized) change in our pre-tax operating cash flow.

     We anticipate that for the remainder of the first half of 2002 the number of our rigs operating will range in the mid to lower thirties and dayrates will stabilize close to the ending first quarter level of $8,200 per day. Utilization and dayrates for the last half of 2002 and beyond will depend mainly on the price of natural gas for the remainder of 2002 and beyond. Even if demand increases in 2002, we anticipate that competition will continue to influence our operations.

     Bank Loan Agreement. On July 24, 2001, we signed a $100 million bank loan agreement. At our election the amount currently available for us to borrow is set at $40 million. Although the current value of our assets would have allowed us to have access to the full $100 million, we elected to set the loan commitment at $40 million in order to reduce financing costs since we are charged a facility fee of .375 of 1 percent on the amount available but not borrowed.

     Each year on April 1 and October 1 our banks redetermine the loan value of our assets. This value is primarily determined to be an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. Our loan agreement provides for a revolving credit facility which terminates on May 1, 2005 followed by a three-year term loan. Borrowing under our loan agreement totaled $23.0 million at March 31, 2002 and $23.3 million on April 22, 2002.

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

     The interest rate on our bank debt was 2.89 percent at March 31, 2002 and 2.92 percent at April 22, 2002. At our election, any portion of our outstanding bank debt may be fixed at the Libor Rate, as adjusted depending on the level of our debt as a percentage of the amount available for us to borrow. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the remainder of our bank debt being subject to the Prime Rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $23.0 million at March 31, 2002 and April 22, 2002.

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

     Shareholders' Equity, Working Capital and Capital Expenditures. Our shareholders' equity at March 31, 2002 was $283.0 million giving us a ratio of long-term debt-to-total capitalization of 8 percent. Net cash provided by operating activities in the first quarter of 2002 was $22.6 million compared to $26.3 million in the first quarter of 2001. We had working capital of $13.9 million at March 31, 2002. Our total first quarter 2002 capital expenditures were $9.8 million (excludes $5.2 million from previous year's accounts payable), of which $6.6 million was spent on our oil and natural gas operations, $3.2 million was spent on our drilling segment.

     Additional Oil and Gas Information. Our decisions on whether we try to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or anticipated market conditions, potential return on investment, future drilling potential and the availability of opportunities to obtain financing under the circumstances involved, all of which tend to provide us with a large degree of flexibility in determining when and if to incur such costs. We drilled 11 wells in the first quarter of 2002 as compared with 29 wells in the first quarter of 2001. Based on current prices, for 2002, we plan to drill an estimated 140 wells and have total capital expenditures of approximately $65 million for exploration, development drilling and acquisition of oil and natural gas properties.

     At March 31, 2002, one of our subsidiaries owned 4,949,500 shares of common stock and 1,800,000 warrants of Shenandoah Resources Ltd., a Canadian oil and natural gas exploration and production company.
Shenandoah recently obtained an order under Canadian Law protecting it from its creditors while it works out a financial restructuring plan. The investment of $346,000 is included in other assets in our consolidated balance sheet.

     Additional Drilling Information. On March 21, 2002 we announced that we had reached an agreement with a privately-held company to acquire twenty drilling rigs and related equipment for 7.5 million shares of Unit Corporation common stock. The rigs are all operational and range in horsepower from 650 to 2,000 with 15 having a horsepower rating of 1,000 or more. Depth capacities range from 12,000 to 25,000 feet and twelve of the rigs are SCR electric. This acquisition is subject to finalization of terms of a definitive agreement as well as certain other conditions customary in this type of transaction. We expect the acquisition to close by June 1, 2002. The addition of these twenty rigs will bring our fleet to 75, 74 of which will be capable of operating. For 2002 we anticipate that we will spend approximately $25 million on our drilling operations excluding the twenty rig acquisition detailed above.

     Our contract drilling segment provides drilling services for our exploration and production segment. The contracts for these services are issued under the same conditions and rates as the contracts that we enter into with unrelated parties. The profit received by our contract drilling segment of $364,000 and $319,000 in the first quarter of 2001 and 2002, respectively, for this work was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

SAFE HARBOR STATEMENT
---------------------

     Statements in this document as well as information contained in written material, press releases and oral statements issued by or for us contain, or may contain, certain "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included in this document which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

  .  the amount and nature of future capital expenditures;
  .  wells to be drilled or reworked;
  . oil and natural gas prices to be received and demand for oil and natural gas;
  .  exploitation and exploration prospects;
  .  estimates of proved oil and natural gas reserves;
  .  reserve potential;
  .  development and infill drilling potential;
  .  drilling prospects;
  . expansion and other development trends of the oil and natural gas industry;
  .  our business strategy;
  .  production of our oil and natural gas reserves;
  .  expansion and growth of our business and operations;
  .  availability of drilling rigs and rig related equipment;
  . drilling rig use, revenues and costs; and . availability of qualified labor.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our view of historical trends, current conditions and expected future developments as well as other factors we believe are proper in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to many risks and uncertainties which could cause actual results to differ materially from our expectations, including:

  .  the risk factors discussed in this document;
  .  general economic, market or business conditions;
  . the nature or lack of business opportunities that may be presented to and pursued by us;
  .  demand for land drilling services;
  .  changes in laws or regulations; and
  .  other reasons, most of which are beyond our control.

     A more thorough discussion of forward-looking statements with the possible impact of some of these risks and uncertainties is provided in our Annual Report on Form 10-K filed with the Securities and Exchange
Commission. We encourage you to get and read that document.

RESULTS OF OPERATIONS
---------------------

     Our net income for the first three months of 2002 was $2,642,000, compared to net income of $19,172,000 in 2001. Significantly lower natural gas and oil prices which led to lower demand for our drilling rigs and reductions in contract drilling dayrates along with decreases in production volumes all contributed to the decrease in our net income.

     Our revenue from the sale of our oil and natural gas decreased 66 percent in the first quarter of 2002 compared to the first quarter of 2001 due to a 70 percent and 36 percent decrease in the average prices we received for natural gas and oil, respectively. Natural gas production also decreased 2 percent and oil production decreased 5 percent when compared to the first quarter of 2001.

     In the first three months of 2002, revenues from our contract drilling operations decreased by 25 percent as the average number of drilling rigs being used decreased from 45.9 in the first quarter of 2001 to 32.8 in 2002. The decrease in our rig utilization was caused by decreased operator demand for contract drilling rigs within our operating area resulting from a substantial decrease in natural gas prices. Dayrates on our daywork contracts averaged 3 percent lower in the first quarter of 2002 when compared with the first quarter of 2001.

     Operating margins (revenues less operating costs) for our oil and natural gas operations were 59 percent in the first three months of 2002 compared to 81 percent for the same period in 2001. This decrease resulted primarily from the decrease in the average oil and natural gas prices we received. Total operating costs decreased 24 percent due to decreases in gross production taxes.

     Our contract drilling operating margins decreased from 37 percent in the first quarter of 2001 to 28 percent in the first quarter of 2002. This decrease was primarily due to reductions in dayrates on daywork contracts and from the reduction in rig utilization. We also completed 3 wells under footage contracts in the first quarter and these wells were drilled at profit margins less than our daywork contracts. Total contract drilling operating costs were down 15 percent in 2002 versus 2001 due primarily to decreased utilization.

     Depreciation, depletion and amortization ("DD&A") of our oil and natural gas properties increased 13 percent as our average DD&A rate per Mcfe increased to $0.99 in the first quarter of 2002, 15 percent higher than our first quarter 2001 DD&A rate. Contract drilling depreciation decreased 13 percent due to lower rig utilization.

     General and administrative expenses increased 13 percent while interest expense decreased 70 percent between the comparative periods. The average interest rate on all long-term debt decreased from 7.13 percent in the first three months of 2001 to 3.07 percent in the first three months of 2002 while our average outstanding debt decreased by 46 percent.

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

      Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a)  Exhibits:

            15   Letter re:  Unaudited Interim Financial Information.


       (b) On March 27, 2002, we filed a report on Form 8-K under Items 5 and 7. This report announced that Unit Corporation has reached an agreement with a privately-held company to acquire twenty drilling rigs and related equipment for 7.5 million shares of Unit Corporation common stock. This acquisition is subject to finalization of terms of a definitive agreement as well as certain other conditions customary in this type of transaction.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNIT CORPORATION

Date:  April 30, 2002                     By:  /s/  John G. Nikkel
       ---------------------------       ------------------------------
                                          JOHN G. NIKKEL
                                          President, Chief Executive
                                          Officer and Director

Date:  April 30, 2002                     By:  /s/  Larry D. Pinkston
       ---------------------------       ------------------------------
                                          LARRY D. PINKSTON
                                          Vice President, Chief
                                          Financial Officer
                                          and Treasurer