Form 10-Q
period 2003-03-31
UNIT CORP
filed 2003-05-15
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR

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
                                 Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.20 par value                      43,519,617
    ----------------------------                      ---------
              Class                            Outstanding at May 1, 2003

                                    FORM 10-Q
                                UNIT CORPORATION

                                TABLE OF CONTENTS
                                                                    Page
                                                                   Number
                          PART I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          December 31, 2002 and March 31, 2003. . . . . . . . . .    2

          Consolidated Condensed Statements of Operations
          Three Months Ended March 31, 2002 and 2003. . . . . . .    3

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended March 31, 2002 and 2003. . . . . . .    5

          Consolidated Condensed Statements of Comprehensive
          Income Three Months Ended March 31, 2002 and 2003 . . .    6

          Notes to Consolidated Condensed Financial Statements. .    7

          Report of Review by Independent Accountants . . . . . .   14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . .   15

Item 3.   Quantitative and Qualitative Disclosure about
          Market Risk . . . . . . . . . . . . . . . . . . . . . .   28

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . .   28

                           PART II. Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .   29

Item 2.   Changes in Securities and Use of Proceeds . . . . . . .   29

Item 3.   Defaults Upon Senior Securities. . . . . . . . .  . . .   29

Item 4.   Submission of Matters to a Vote of Security Holders . .   29

Item 5.   Other Information . . . . . . . . . . . . . . . . . . .   29

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .   30

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

Certifications  . . . . . . . . . . . . . . . . . . . . . . . . .   32

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
------------------------------
                        UNIT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                   December 31,    March 31,
                                                       2002          2003
                                                   -----------   -----------
                                                        (In thousands)
 ASSETS
 ------
 Current Assets:
     Cash and cash equivalents                     $      497    $      228
     Accounts receivable                               33,912        43,137
     Materials and supplies                             8,794         7,777
     Income tax receivable                              3,602         3,602
     Other                                              4,594         4,656
                                                   -----------   -----------
         Total current assets                          51,399        59,400
                                                   -----------   -----------
 Property and Equipment:
     Total cost                                       851,789       874,293
     Less accumulated depreciation, depletion,
       amortization and impairment                    341,031       344,932
                                                   -----------   -----------
         Net property and equipment                   510,758       529,361
                                                   -----------   -----------
 Goodwill                                              12,794        12,794
 Other Assets                                           3,212         3,388
                                                   -----------   -----------
 Total Assets                                      $  578,163    $  604,943
                                                   ===========   ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities:
     Current portion of long-term
       liabilities and debt                        $    1,465    $      737
     Accounts payable                                  21,119        17,781
     Accrued liabilities                               11,948        12,311
                                                   -----------   -----------
         Total current liabilities                     34,532        30,829
                                                   -----------   -----------
 Long-Term Debt                                        30,500        26,000
                                                   -----------   -----------
 Other Long-Term Liabilities                            5,439        16,303
                                                   -----------   -----------
 Deferred Income Taxes                                 86,320        94,827
                                                   -----------   -----------
 Shareholders' Equity:
     Preferred stock, $1.00 par value,
       5,000,000 shares authorized,
       none issued                                        -             -
     Common stock, $.20 par value, 75,000,000
       shares authorized, 43,339,400 and
       43,516,617 shares issued, respectively           8,668         8,704
     Capital in excess of par value                   264,180       265,617
     Accumulated other comprehensive income               -             155
     Retained earnings                                148,524       162,508
                                                   -----------   -----------
         Total shareholders' equity                   421,372       436,984
                                                   -----------   -----------
 Total Liabilities and Shareholders' Equity        $  578,163    $  604,943
                                                   ===========   ===========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2002         2003
                                                 ---------    ---------
                                                (In thousands except per
                                                     share amounts)
 Revenues:
     Contract drilling                           $ 26,714     $ 34,566
     Oil and natural gas                           11,961       33,248
     Other                                             55          632
                                                 ---------    ---------
                 Total revenues                    38,730       68,446
                                                 ---------    ---------
 Expenses:
     Contract drilling:
         Operating costs                           19,132       27,811
         Depreciation
           and amortization                         2,811        4,894
     Oil and natural gas:
         Operating costs                            4,948        6,615
         Depreciation,
           depletion and
           amortization                             5,269        6,047
     General and administrative                     2,029        2,450
     Interest                                         287          211
                                                 ---------    ---------
                 Total expenses                    34,476       48,028
                                                 ---------    ---------
 Income Before Income Taxes and Change in
   Accounting Principle                             4,254       20,418
                                                 ---------    ---------
 Income Tax Expense:
     Current                                          122          155
     Deferred                                       1,490        7,604
                                                 ---------    ---------
                 Total income taxes                 1,612        7,759
                                                 ---------    ---------
 Income Before Change in Accounting
   Principle                                        2,642       12,659

 Cumulative Effect of Change in Accounting
   Principle (Net of Income Tax of $811,000)          -          1,325
                                                 ---------    ---------
 Net Income                                      $  2,642     $ 13,984
                                                 =========    =========
 Basic Earnings per Common Share:
     Income before change in accounting
       principle                                 $   0.07     $   0.29
     Cumulative effect of change in
       accounting principle net of income tax         -           0.03
                                                 ---------    ---------
     Net income                                  $   0.07     $   0.32
                                                 =========    =========

 Diluted Earnings per Common Share:
     Income before change in accounting
       principle                                 $   0.07     $   0.29
     Cumulative effect of change in
       accounting principle net of income tax         -           0.03
                                                 ---------    ---------
     Net income                                  $   0.07     $   0.32
                                                 =========    =========

                        UNIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (CONTINUED)

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2002         2003
                                                 ---------    ---------
                                                (In thousands except per
                                                     share amounts)
 Pro Forma Amounts Assuming Retroactive
   Application of Change in Accounting
   Principle:

     Net income                                  $  2,612     $ 12,659
                                                 =========    =========
     Basic earnings per share                    $   0.07     $   0.29
                                                 =========    =========
     Diluted earnings per share                  $   0.07     $   0.29
                                                 =========    =========




































               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        2002          2003
                                                     ----------    ----------
                                                          (In thousands)
 Cash Flows From Operating Activities:
     Net income                                      $   2,642     $  13,984
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation, depletion,
           and amortization                              8,235        11,103
         Deferred tax expense                            1,490         7,604
         Other                                             185        (1,028)
     Changes in operating assets and
       liabilities increasing (decreasing)
       cash:
         Accounts receivable                             3,336        (8,979)
         Accounts payable                                3,173          (434)
         Other - net                                     3,578         2,185
                                                     ----------    ----------
             Net cash provided by
               operating activities                     22,639        24,435
                                                     ----------    ----------
 Cash Flows From (Used In) Investing
   Activities:
     Capital expenditures                              (14,967)      (18,663)
     Proceeds from disposition of assets                   658           141
     Other-net                                             (78)           31
                                                     ----------    ----------
             Net cash used in
               Investing activities                    (14,387)      (18,491)
                                                     ----------    ----------
 Cash Flows From (Used In) Financing
   Activities:
     Net borrowings (payments) under
       line of credit                                   (7,000)       (4,500)
     Net payments of notes payable
       and other long-term debt                         (1,000)       (1,000)
     Proceeds from exercise of stock options                96           393
     Book overdrafts                                      (529)       (1,106)
                                                     ----------    ----------
             Net cash used in financing
               activities                               (8,433)       (6,213)
                                                     ----------    ----------
 Net Decrease in Cash and
   Cash Equivalents                                       (181)         (269)

 Cash and Cash Equivalents, Beginning
   of Year                                                 391           497
                                                     ----------    ----------
 Cash and Cash Equivalents, End of Period            $     210     $     228
                                                     ==========    ==========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        2002         2003
                                                     ---------     ---------
                                                          (In thousands)

Net Income                                           $  2,642      $ 13,984
Other Comprehensive Income,
  Net of Taxes:
    Change in value of cash
      flow derivative
      instruments used as
      cash flow hedges                                    -             155
                                                     ---------     ---------
Comprehensive Income                                 $  2,642      $ 14,139
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

     Results for the three months ended March 31, 2003 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent accountants' liability under Section 11 does not extend to it.

     Unit's stock based compensation plans are accounted for under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense included in reported net income is Unit's matching 401(k) contribution. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," to stock-based employee compensation.

                                               Three         Three
                                               Months        Months
                                               Ended         Ended
                                                2002          2003
                                             ---------     ---------
                                              (In thousands except
                                                per share amounts)

Net Income, as Reported                      $  2,642      $ 13,984
Add Stock Based Employee Compensation
  Expense Included in Reported Net
  Income - Net of Tax                             160           167
Less Total Stock Based Employee
  Compensation Expense Determined
  Under Fair Value Based Method
  For All Awards                                 (266)         (404)
                                             ---------     ---------
Pro Forma Net Income                         $  2,536      $ 13,747
                                             =========     =========
Basic Earnings per Share:
    As reported                              $   0.07      $   0.32
                                             =========     =========
    Pro forma                                $   0.07      $   0.32
                                             =========     =========
Diluted Earnings per Share:
    As reported                              $   0.07      $   0.32
                                             =========     =========
    Pro forma                                $   0.07      $   0.32
                                             =========     =========

     The fair value of each option granted is estimated using the Black-Scholes model. There were no options granted in the first quarter of 2002 and 2003. For options granted in fiscal 2001 and 2002, Unit's estimate of stock volatility was
0.55 and 0.53, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 5.41 and 4.24 percent in 2001 and 2002, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees.

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

                                                         WEIGHTED
                                           INCOME         SHARES      PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        -------------  -------------  ----------

For the Three Months Ended
  March 31, 2002:

    Basic earnings per common share:
        Income before change in
          accounting principle          $  2,642,000     36,035,000   $    0.07
        Cumulative effect of change
          in accounting principle
          net of income tax                      -       36,035,000         -
                                        -------------                 ----------
        Net Income                      $  2,642,000     36,035,000   $    0.07
                                        =============                 ==========

    Diluted earnings per common share:
        Weighted average number of
          common shares used in basic
          earnings per common share                      36,035,000
        Effect of dilutive stock
          options                                           258,000
                                                       -------------
        Weighted average number of
          common shares and dilutive
          potential common shares
          used in diluted earnings
          per share                                      36,293,000
                                                       =============
        Income before change in
          accounting principle          $  2,642,000     36,293,000   $    0.07
        Cumulative effect of change
          in accounting principle
          net of income tax                      -       36,293,000         -
                                        -------------                 ----------
        Net Income                      $  2,642,000     36,293,000   $    0.07
                                        =============                 ==========

                                                         WEIGHTED
                                           INCOME         SHARES      PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        -------------  -------------  ----------
For the Three Months Ended
  March 31, 2003:

    Basic earnings per common share:
        Income before change in
          accounting principle          $ 12,659,000     43,432,000   $    0.29
        Cumulative effect of change
          in accounting principle
          net of income tax                1,325,000     43,432,000        0.03
                                        -------------                 ----------
        Net Income                      $ 13,984,000     43,432,000   $    0.32
                                        =============                 ==========

    Diluted earnings per common share:
        Weighted average number of
          common shares used in basic
          earnings per common share                      43,432,000
        Effect of dilutive stock
          options                                           205,000
                                                       -------------
        Weighted average number of
          common shares and dilutive
          potential common shares
          used in diluted earnings
          per share                                      43,637,000
                                                       =============
        Income before change in
          accounting principle          $ 12,659,000     43,637,000   $    0.29
        Cumulative effect of change
          in accounting principle
          net of income tax                1,325,000     43,637,000        0.03
                                        -------------                 ----------
        Net Income                      $ 13,984,000     43,637,000   $    0.32
                                        =============                 ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 and 2003 because the option exercise prices were greater than the average market price of common shares:

                                            2002          2003
                                         ----------    ----------
          Options                          158,500       176,000
                                         ==========    ==========
          Average exercise price         $   16.69     $   19.17
                                         ==========    ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired). The effect of this change increased net property, plant and equipment by $13.0 million and liabilities by $11.7 million at January 1, 2003 and decreased net income before change in accounting principle for the first three months of 2003 by $38,000 ($0.00 per share). The financial statements for the first three months of 2002 have not been restated and the cumulative effect of the change of $1,325,000 net of tax ($0.03 per share) is shown as a one-time addition to income in the first quarter of 2003.

     On January 1, 2003, we adopted Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections" (FAS 145). This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of FAS 145 did not have a material effect on our financial position, results of operations or cashflows.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" (FAS
146). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During the first quarter of 2003, we did not have any exit or disposal activities and we do not expect any application of FAS 146 to have a material effect on our financial position, results of operations or cashflow.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Unit is currently evaluating the impact of FAS 149 on its financial position and results of operations.


NOTE 4 - HEDGING ACTIVITY
-------------------------

     Periodically Unit hedges the price it will receive for a portion of its future natural gas and oil production. The hedge is made in an attempt to reduce the impact and uncertainty that price variations have on Unit's cash flow.

     During the first quarter of 2003, Unit entered into two natural gas collar contracts for approximately 37 percent of its April thru September 2003 production. One contract has a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, Unit also entered into two oil collar contracts for approximately 26 percent of its May thru December 2003 oil production. One contract has a floor price of $25.00 and a ceiling price of $32.20 and the other contact has a floor price of $26.00 and a ceiling price of $31.40. The fair value of the collar contracts was recognized on the March 31, 2003 balance sheet as a derivative asset of $246,000 and at $155,000, net of tax, in accumulated other comprehensive income. These hedges were fully effective and thus did not effect net income. Unit did not have any hedging contracts in place in the first quarter of 2002.


NOTE 5 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     Unit has two business segments: Contract Drilling, and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. Management evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. Unit has natural gas production in Canada, which is not significant. Information regarding Unit's operations by industry segment for the three month periods ended March 31, 2002 and 2003 is as follows:

                                         Three Months Ended
                                              March 31,
                                         2002          2003
                                      ----------    ----------
                                           (In thousands)
Revenues:
    Contract drilling                 $  26,714     $  34,566
    Oil and natural gas                  11,961        33,248
    Other                                    55           632
                                      ----------    ----------
        Total revenues                $  38,730     $  68,446
                                      ==========    ==========
Operating Income (1):
    Contract drilling                 $   4,771     $   1,861
    Oil and natural gas                   1,744        20,586
                                      ----------    ----------
        Total operating income            6,515        22,447

    General and administrative
      expense                            (2,029)       (2,450)
    Interest expense                       (287)         (211)
    Other income - net                       55           632
                                      ----------    ----------
        Income before income taxes
          and change in accounting
          principle                   $   4,254     $  20,418
                                      ==========    ==========

    (1) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

     The cumulative effect of change in accounting principle recorded in the first quarter of 2003 of $1,325,000, net of $811,000 in income tax, is all related to the oil and natural gas segment.

                   REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of operations, comprehensive income and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report, dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers  LLP


Tulsa, Oklahoma
April 23, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------
     Summary. Our financial condition and liquidity depends on the cash flow from our two principal subsidiaries and borrowings under our bank loan agreement. At March 31, 2003, we had cash totaling $228,000 and we had borrowed $26.0 million of the $40.0 million we have elected to have available under our loan agreement.

     The following is a summary of certain financial information on March 31, 2002 and March 31, 2003 and for the three months ended March 31, 2002 and March 31, 2003:


                                     March 31,        March 31,     Percent
                                       2002             2003         Change
                                  --------------   --------------   -------
     Working Capital              $  13,935,000    $  28,571,000      105%
     Income Before Change in
       Accounting Principle       $   2,642,000    $  12,659,000      379%
     Net Income                   $   2,642,000    $  13,984,000      429%
     Net Cash Provided by
       Operating Activities       $  22,639,000    $  24,435,000        8%
     Net Cash Used in Investing
       Activities                 $  14,387,000    $  18,491,000       29%
     Net Cash Used in Financing
       Activities                 $   8,433,000    $   6,213,000      (26%)
     Long-Term Debt               $  23,000,000    $  26,000,000       13%
     Shareholders' Equity         $ 282,963,000    $ 436,984,000       54%
     Ratio of Long-Term debt to
       Total Capitalization                   8%               6%

     The following table summarizes certain operating information for the first three months of 2002 and 2003:

                                                                       Percent
                                          2002            2003         Change
                                      ------------    ------------    --------
     Oil Production (Bbls)                117,000         114,000         (3%)
     Natural Gas Production (Mcf)       4,556,000       4,855,000          7%
     Average Oil Price Received       $     17.24     $     30.40         76%
     Average Natural Gas Price
       Received                       $      2.00     $      5.96        198%
     Average Number of Our
       Drilling Rigs in Use
       During the Period                     32.8            50.8         55%
     Total Number of Our Drilling
       Rigs Available at the End
       of the Period                           55              75         36%

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

     Each year, on April 1 and October 1, our banks redetermine the loan value of our assets. At the April 1, 2003 redetermination date, the banks confirmed the value of our assets would allow us to have access to the full $100 million. This value is mainly based on an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. Our loan agreement provides for a revolving credit facility, which ends on May 1, 2005 followed by a three-year term loan. Borrowing under our loan agreement totaled $26.0 million at March 31, 2003 and $19.0 million on May 1, 2003.

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

     The interest rate on our bank debt was 2.36 percent and 2.38 percent at March 31, 2003 and May 1, 2003, respectively. At our election, any portion of our outstanding bank debt may be fixed at the Libor Rate, as adjusted depending on the level of our debt as a percentage of the amount available for us to borrow. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the balance of our bank debt being subject to the Prime Rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $26.0 million at March 31, 2003 and $19.0 on May 1, 2003.

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

     Contractual Commitments. We have the following contractual obligations at March 31, 2003:

                                          Payments Due by Period
                           -----------------------------------------------------
                                         Less
Contractual                             Than 1     2-3         4-5      After 5
Obligations                    Total     Year     Years       Years      Years
-------------              ---------   -------   --------   ---------   --------
                                              (In thousands)

Bank Debt(1)               $ 26,000    $  -      $ 7,222    $ 17,333    $ 1,445
Retirement
  Agreement(2)                1,439       245        600         594        -
Operating
  Leases(3)                   4,162       742      1,439       1,183        798
                           ---------   -------   --------   ---------   --------
Total
  Contractual
  Obligations              $ 31,601    $  987    $ 9,261    $ 19,110    $ 2,243
                           =========   =======   ========   =========   ========
-------------------

(1) See Previous Discussion in Management Discussion and Analysis regarding bank debt.
(2) In the second quarter of 2001, we recorded $1.3 million in additional employee benefit expenses for the present value of a separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense, including accrued interest, will be paid in monthly payments of $25,000 starting in July 2003 and continuing through June 2009.
(3) We lease office space in Tulsa and Woodward Oklahoma and Houston and Booker Texas under the terms of operating leases expiring through January 31, 2010 along with leasing space on short term commitments to stack excess rig equipment and production inventory. In the first quarter of 2003, we renegotiated our rental agreement for the Tulsa office reducing the price per square foot while adding additional space and lengthening the term of the agreement to January 31, 2010.

         At March 31, 2003, we also have the following commitments and contingencies that could create, increase or accelerate our liabilities:

                                      Amount of Commitment Expiration
                                                 Per Period
                                 -----------------------------------------
                       Total
                      Amount
                     Committed     Less
     Other              Or        Than 1      2-3        4-5       After 5
  Commitments         Accrued      Year      Years      Years       Years
---------------      ---------   --------   --------   --------   --------
                                         (In thousands)
Deferred
  Compensation
  Agreement(1)       $  1,462    Unknown    Unknown    Unknown    Unknown
Separation
  Benefit
  Agreement(2)       $  2,097    $   223    Unknown    Unknown    Unknown
Plugging
  Liability(3)       $ 11,022    $   269    $ 2,047    $   662    $ 8,044
Gas Balancing
  Liability(4)       $  1,020    Unknown    Unknown    Unknown    Unknown
Repurchase
  Obliga-
  tions(5)            Unknown    Unknown    Unknown    Unknown    Unknown

(1) We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.
(2) Effective January 1, 1997, we adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan.
(3) On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets

     (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired).
(4) In December 2002, we recorded a liability on certain properties where we believe there is insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes.
(5) We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 2003, with a subsidiary of ours serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of each year. These partnership agreements require, upon the election of a limited partner, that we repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. We made repurchases of $1,000 in 2002 for such limited partners' interests. No repurchases were made in the first quarter of 2003.

     Hedging. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow.

     During the first quarter of 2003, we entered into two natural gas collar contracts for approximately 37 percent of our April thru September 2003 production. One contract has a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, we also entered into two oil collar contracts for approximately 26 percent of our May thru December 2003 oil production. One contract has a floor price of $25.00 and a ceiling price of $32.20 and the other contact has a floor price of $26.00 and a ceiling price of $31.40. The fair value of the collar contracts was recognized on our March 31, 2003 balance sheet as a derivative asset of $246,000 and at $155,000, net of tax, in accumulated other comprehensive income. These hedges were fully effective and thus did not effect net income. We did not have any hedging contracts in place in the first quarter of 2002.

     Self-Insurance. Unit is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Given the tightening in the insurance market our self-insurance levels have significantly increased. Effective August 1, 2002, our exposure (i.e. our deductible or retention) per occurrence range from $200,000 for general liability to $1 million for rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain claims. There is no assurance that such coverage will adequately protect us against liability from all potential consequences.

     Our Oil and Natural Gas Operations. Natural gas comprises 91 percent of our total oil and natural gas reserves. Any significant change in natural gas prices has a material affect on our revenues, cash flow and the value of our oil and natural gas reserves.

     Based on our 2003 first three month production, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $151,000 per month ($1,812,000 annualized) change in our pre-tax cash flow. Our first three month 2003 average natural gas price was $5.96 compared to an average natural gas price of $2.00 received in the first three months of 2002. We sell most of our natural gas production to third parties under month-to-month contracts. A $1.00 per barrel change in our oil price would have a $35,000 per month ($420,000 annualized) change in our pre-tax cash flow. Our first three months 2003 average oil price was $30.40 compared with an average oil price of $17.24 received in the first three months of 2002.

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

     Our decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when to incur these costs. We drilled 18 wells in the first three months of 2003 compared to 11 wells in the first three months of 2002. Through the first three months of 2003 we incurred $12.6 million of the $65 million in capital expenditures we expect to make for exploration, development drilling and acquisition of oil and natural gas properties in 2003. Based on current oil and natural gas prices, we plan to drill and or participate in an estimated 140 to 150 wells in 2003.

     Contract Drilling. Our drilling work is subject to many factors that influence the number of rigs we have working as well as the costs and revenues associated with such work. These factors include competition from other drilling contractors, the prevailing prices for natural gas and oil, availability and cost of labor to run our rigs and our ability to supply the equipment needed. We have not encountered major difficulty in hiring and keeping rig crews, but such shortages have occurred periodically in the past. If demand for drilling rigs was to increase rapidly in the future, shortages of experienced personnel would limit our ability to increase the number of rigs we could operate. Through the first three months of 2003 we incurred $3.6 million in capital expenditures for our drilling operation. For the year 2003, we anticipate spending approximately $35 million on our drilling operations.

     Low oil and natural gas prices during most of the 1980's and 1990's reduced demand for domestic land contract drilling rigs. However, in the last half of 1999 and throughout 2000, as oil and natural gas prices increased, we experienced a big increase in demand for our rigs. Demand continued to increase until the end of the third quarter of 2001 and reached a high when 52 of our rigs were working in July 2001. Because of declining natural gas prices throughout 2001, demand for our rigs dropped significantly in the fourth quarter of 2001 and carried over into the first quarter of 2002. Average use of our rigs in the first three months of 2002 was 32.8 rigs compared with 50.8 rigs for the first three months of 2003. Natural gas prices began increasing in the fourth quarter of 2002 and they increased substantially in the first quarter of 2003. The increase in commodity prices along with our acquisition of 20 rigs in the third quarter of 2002, caused the rise in 2003 utilization.

     As demand for our rigs increased during 2001 so did the dayrates we received. Our average dayrate reached $11,142 by September of 2001. However, as demand began to decrease, so did our rates. Our average dayrate in the first three months of 2002 was $8,401 and continued to drop to our average dayrate of $7,317 for the first three months of 2003. Increases in dayrates typically lag behind increases in utilization and we are beginning to see signs that dayrates may start to improve in the second quarter of 2003. Based on the average utilization of our rigs in the first three months of 2003, a $100 per day change in dayrates has a $5,080 per day ($1,854,000 annualized) change in our pre-tax operating cash flow.

     Our contract drilling segment provides drilling services for our exploration and production segment. The contracts for these services are issued under the same conditions and rates as the contracts we have entered into with unrelated third parties. The profit received by our contract drilling segment of $319,000 and $330,000 in the first three months of 2002 and 2003, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

     Oil and Natural Gas Limited Partnerships and Other Entity Relationships. We are the general partner for ten oil and natural gas partnerships which were formed privately and publicly. The partnership's revenues and costs are shared under formulas prescribed in each limited partnership agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party's share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party's behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party's level of activity and are considered by management to be reasonable. During 2002, the total paid to us for all of these fees was approximately $232,000 per quarter and we expect the fees to be about the same in 2003. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

     At March 31, 2003, we owned a 40 percent equity interest in Superior Pipeline Company, a natural gas gathering and processing company. Our investment including our share of the equity in the earnings of this company totaled $1.9 million at March 31, 2003. From time to time we may guarantee the debt of this company. However, as of March 31, 2003 and May 1, 2003, we were not guaranteeing any of the debt of this company.

     Outlook. Both of our operating segments are extremely dependent on natural gas prices. These prices affect not only our production revenues, but also the demand and rates for our contract drilling services. On May 1, 2003, the Nymex Henry Hub average contract settle price for the next twelve months was $5.45 and, we anticipate that if natural gas prices continue at that level, there will be increased demand for our rigs and upward movement on the rates we receive for our contract drilling services.

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

     The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed or if we have large downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on oil and natural gas prices in effect on March 31, 2003 ($4.87 per Mcf for natural gas and $31.98 per barrel for oil), the unamortized cost of our domestic oil and natural gas properties did not exceed the ceiling of our proved oil and natural gas reserves. Natural gas prices remain erratic and any significant declines below quarter-end prices used in the reserve evaluation could result in a ceiling test write-down in following quarterly reporting periods.

     The value of our oil and natural gas reserves is used to determine the loan value under our loan agreement. This value is affected by both price changes and the measurement of reserve volumes. Oil and natural gas reserves cannot be measured exactly. Our estimate of oil and natural gas reserves require extensive judgments of our reservoir engineering data and are less precise than other estimates made in connection with financial disclosures. Assigning monetary values to our estimates does not reduce the subjectivity and changing nature of our reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.

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

     We recognize revenues and expenses generated from "daywork" drilling contracts as the services are performed (i.e. daily), since the Company does not bear the risk of completion of the well . Under "footage" and "turnkey" contracts, we recognize revenues and expenses when the well is completed as provided for by terms included in the contracts. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The entire amount of a loss, if any, is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the well is finished. The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" contracts, which are still in process at the end of the period, and are included in other current assets.

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

RESULTS OF OPERATIONS
---------------------
First Quarter 2003 versus First Quarter 2002
--------------------------------------------
     Provided below is a comparison of selected operating and financial data for the first quarter of 2003 verses the first quarter of 2002:

                                         First             First        Percent
                                     Quarter 2002      Quarter 2003      Change
                                    ---------------  ---------------   ---------
Total Revenue                       $   38,730,000   $   68,446,000         77%
Income Before Change in Accounting
  Principle                         $    2,642,000   $   12,659,000        379%
Net Income                          $    2,642,000   $   13,984,000        429%

Oil and Natural Gas:
    Revenue                         $   11,961,000   $   33,248,000        178%
    Average natural gas price (Mcf) $         2.00   $         5.96        198%
    Average oil price (Bbl)         $        17.24   $        30.40         76%
    Natural gas production (Mcf)         4,556,000        4,855,000          7%
    Oil production (Bbl)                   117,000          114,000         (3%)
    Operating profit (revenue
      less operating costs)         $    7,013,000   $   26,633,000        280%
    Operating margin                           59%              80%
    Depreciation, depletion and
      amortization rate (Mcfe)      $         0.99   $         1.08          9%
    Depreciation, depletion and
      amortization                  $    5,269,000   $    6,047,000         15%

Drilling:
    Revenue                         $   26,714,000   $   34,566,000         29%
    Percentage of revenue from
      daywork contracts                        96%              95%
    Average number of rigs in use             32.8             50.8         55%
    Average dayrate on daywork
      contracts                     $        8,401   $        7,317        (13%)
    Operating profit (revenue
      less operating costs)         $    7,582,000   $    6,755,000        (11%)
    Operating margin                           28%              20%
    Depreciation                    $    2,811,000   $    4,894,000         74%

General and Administrative Expense  $    2,029,000   $    2,450,000         21%
Interest Expense                    $      287,000   $      211,000        (26%)
Average Interest Rate                        3.07%            2.10%        (32%)
Average Long-Term Debt Outstanding  $   28,708,000   $   31,612,000         10%

     Oil and natural gas revenues, operating profits and operating profit margins were all positively affected by higher prices received for both oil and natural gas between the first quarter of 2003 and the first quarter of 2002. Since our drilling program is focused on the development of natural gas reserves, we experienced an increase in our natural gas production volumes between the comparative quarters and our oil volumes decreased. Total operating cost increased in the first quarter of 2003 when compared with the first quarter of 2002 due mainly to higher gross production taxes which are based on a percentage of revenues which were generated by higher commodity prices. Our total depreciation, depletion and amortization ("DD&A) increased due to the increase in equivalent volumes produced and an increase in our DD&A rate per Mcfe. During 2002, we experienced higher cost per Mcfe for the discovery of new reserves through our development drilling program resulting in an increase in the DD&A rate between the comparative quarters.

     Reduced natural gas prices in the fourth quarter of 2001 and the first half of 2002, caused decreases in operator demand for contract drilling rigs within our working area throughout most of 2002 resulting in lower rig dayrates for our rigs between the first quarter of 2002 and the first quarter of 2003. As a result, operating margins declined between the comparative periods. Natural gas prices increased in the fourth quarter of 2002 and into the first quarter of 2003 causing an increase in demand for our rigs. Utilization rates typically increase before dayrates when demand for our rigs increases, so we did not experience a corresponding increase in dayrates during the first quarter of 2003. Approximately 5 percent of our total drilling revenues in the first quarter of 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Four percent of our total drilling revenues came from footage and turnkey contracts in the first quarter of 2002. Contract drilling depreciation increased due to the acquisition of 20 rigs in August of 2002 and the increase in rigs used between the comparative quarters.

     General and administrative expense was higher in the first quarter of 2003 due to increases in insurance expense. Our total interest expense is lower due to lower interest rates partially offset by an increase in the average debt outstanding.

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

     In an effort to try and reduce the impact of price fluctuations, over the past several years we periodically have used hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. A detailed explanation of those transactions has been included under hedging in the financial condition portion of management's discussion and analysis of financial condition and results of operations included above under
Item 2.

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

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable

Item 5.  Other Information
--------------------------

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing any non-audit services approved by our Audit Committee (the "Committee") to be performed by PricewaterhouseCoopers LLP, who is our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of Unit. The Committee has approved the engagement of PricewaterhouseCoopers LLP to provide non-audit services assisting in reviewing our internal control procedures.

     On March 31, 2003, we filed a universal shelf registration statement on Form S-3. In connection with this filing, we have been notified by the Securities and Exchange Commission that it is giving this registration statement along with the reports incorporated by reference a full review. As a result, we may file an amendment to our annual report on Form 10-K for the year ended December 31, 2002 and possibly an amendment to this report in response to comments we receive from the Commission.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits:

          15    Letter re: Unaudited Interim Financial Information.

          99.1  Certification Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

     (b) On March 13, 2003, we filed a report on Form 8-K under item 9. This report disclosed that the Principal Executive Officer, John G. Nikkel, and Principal Financial Officer, Larry D. Pinkston, of Unit Corporation, had filed with the SEC certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              UNIT CORPORATION

Date:  May 14, 2003                           By:  /s/ John G. Nikkel
       ---------------------------            ------------------------------
                                              JOHN G. NIKKEL
                                              President, Chief Executive
                                              Officer, Chief Operating
                                              Officer and Director

Date:  May 14, 2003                           By:  /s/ Larry D. Pinkston
       ---------------------------            ------------------------------
                                              LARRY D. PINKSTON
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Treasurer

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

Date:  May 14, 2003                         By:   /s/ John G. Nikkel
       ---------------------------          ------------------------------
                                            JOHN G. NIKKEL
                                            President, Chief Executive
                                            Officer, Chief Operating
                                            Officer and Director

                                 CERTIFICATIONS
                                 --------------
I, Larry D. Pinkston, certify that:

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

Date:  May 14, 2003                         By:   /s/ Larry D. Pinkston
       ---------------------------          ------------------------------
                                            LARRY D. PINKSTON
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Treasurer