Form 10-Q
period 2003-06-30
UNIT CORP
filed 2003-08-14
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.20 par value                  43,528,910
        ----------------------------                  ----------
                   Class                      Outstanding at August 8, 2003

                                    FORM 10-Q
                                UNIT CORPORATION

                                TABLE OF CONTENTS
                                                                     Page
                                                                    Number
                          PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets
         December 31, 2002 and June 30, 2003. . . . . . . . . .        2

         Consolidated Condensed Statements of Operations
         Three and Six Months Ended June 30, 2002 and 2003. . .        4

         Consolidated Condensed Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2003. . . . . . . .        6

         Consolidated Condensed Statements of Comprehensive
         Income Three and Six Months Ended
         June 30, 2002 and 2003. . . . . . . . . . . . . . . . .       7

         Notes to Consolidated Condensed Financial Statements. .       8

         Report of Independent Accountants . . . . . . . . . . .      22

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .      23

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk . . . . . . . . . . . . . . . . . . . . . .      40

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . .      40

                           PART II. Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .      41

Item 2.  Changes in Securities and Use of Proceeds . . . . . . .      41

Item 3.  Defaults Upon Senior Securities. . . . . . . . .  . . .      41

Item 4.  Submission of Matters to a Vote of Security Holders . .      41

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .      42

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .      42

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .      43

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                        UNIT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                     December 31,    June 30,
                                                         2002          2003
                                                     -----------   -----------
                                                          (In thousands)
 ASSETS
 ------
 Current Assets:
     Cash and cash equivalents                       $      497    $    1,326
     Accounts receivable                                 33,912        47,453
     Materials and supplies                               8,794         7,183
     Income tax receivable                                3,602           705
     Other                                                4,594         3,834
                                                     -----------   -----------
             Total current assets                        51,399        60,501
                                                     -----------   -----------
 Property and Equipment:
     Drilling equipment                                 369,777       376,662
     Oil and natural gas properties, on the
       full cost method
         Proved properties                              449,226       482,617
         Undeveloped leasehold not being
           amortized                                     16,024        19,008
     Transportation equipment                             6,856         7,403
     Other                                                9,906        12,044
                                                     -----------   -----------
                                                        851,789       897,734
     Less accumulated depreciation, depletion
       amortization and impairment                      341,031       357,222
                                                     -----------   -----------
             Net property and equipment                 510,758       540,512
                                                     -----------   -----------

 Goodwill                                                12,794        12,794

 Other Assets                                             3,212         6,442
                                                     -----------   -----------
 Total Assets                                        $  578,163    $  620,249
                                                     ===========   ===========















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED (UNAUDITED)


                                                     December 31,    June 30,
                                                         2002          2003
                                                     -----------   -----------
                                                          (In thousands)

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities:
     Current portion of long-term
       liabilities and debt                          $    1,465    $      736
     Accounts payable                                    21,119        19,545
     Accrued liabilities                                 11,948        13,381
                                                     -----------   -----------
             Total current liabilities                   34,532        33,662
                                                     -----------   -----------
 Long-Term Debt                                          30,500        19,000
                                                     -----------   -----------
 Other Long-Term Liabilities                              5,439        17,399
                                                     -----------   -----------
 Deferred Income Taxes                                   86,320       101,713
                                                     -----------   -----------
 Shareholders' Equity:
     Preferred stock, $1.00 par value, 5,000,000
       shares authorized, none issued                       -             -
     Common stock, $.20 par value, 75,000,000
       shares authorized, 43,339,400 and
       43,525,310 shares issued, respectively             8,668         8,705
     Capital in excess of par value                     264,180       265,645
     Accumulated other comprehensive income                 -             (74)
     Retained earnings                                  148,524       174,199
                                                     -----------   -----------
             Total shareholders' equity                 421,372       448,475
                                                     -----------   -----------
 Total Liabilities and Shareholders' Equity          $  578,163    $  620,249
                                                     ===========   ===========




















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                  ----------------------  ----------------------
                                     2002        2003        2002        2003
                                  ----------  ----------  ----------  ----------
                                      (In thousands except per share amounts)
 Revenues:
     Contract drilling            $  25,841   $  45,221   $  52,555   $  79,787
     Oil and natural gas             18,668      26,871      30,629      60,119
     Other                              244         888         299       1,520
                                  ----------  ----------  ----------  ----------
             Total revenues          44,753      72,980      83,483     141,426
                                  ----------  ----------  ----------  ----------
 Expenses:
     Contract drilling:
         Operating costs             20,137      33,641      39,269      61,452
         Depreciation
           and amortization           2,928       5,899       5,739      10,793
     Oil and natural gas:
         Operating costs              5,161       5,893      10,109      12,508
         Depreciation,
           depletion and
           amortization               5,988       6,445      11,257      12,492
     General and
       administrative                 2,013       2,070       4,042       4,520
     Interest                           229         175         516         386
                                  ----------  ----------  ----------  ----------
             Total expenses          36,456      54,123      70,932     102,151
                                  ----------  ----------  ----------  ----------
 Income Before Income
   Taxes and Change in
   Accounting Principle               8,297      18,857      12,551      39,275
                                  ----------  ----------  ----------  ----------
 Income Tax Expense:
     Current                            238         144         360         299
     Deferred                         2,951       7,022       4,441      14,626
                                  ----------  ----------  ----------  ----------
             Total income
               taxes                  3,189       7,166       4,801      14,925
                                  ----------  ----------  ----------  ----------
 Income Before Change in
   Accounting Principle               5,108      11,691       7,750      24,350

 Cumulative Effect of
   Change in Accounting
   Principle (Net of Income
   Tax of $811,000)                     -           -           -         1,325
                                  ----------  ----------  ----------  ----------
 Net Income                       $   5,108   $  11,691   $   7,750   $  25,675
                                  ==========  ==========  ==========  ==========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                  ----------------------  ----------------------
                                     2002        2003        2002        2003
                                  ----------  ----------  ----------  ----------
                                      (In thousands except per share amounts)
 Basic Earnings Per Common
   Share:
     Income before change
       in accounting
       principle                  $    0.14   $    0.27   $    0.21   $    0.56
     Cumulative effect of
       change in accounting
       principle net of
       income tax                       -           -           -          0.03
                                  ----------  ----------  ----------  ----------
     Net Income                   $    0.14   $    0.27   $    0.21   $    0.59
                                  ==========  ==========  ==========  ==========
 Diluted Earnings Per
   Common Share:
     Income before change
       in accounting
       principle                  $    0.14   $    0.27   $    0.21   $    0.56
     Cumulative effect of
       change in accounting
       principle net of
       income tax                       -           -           -          0.03
                                  ----------  ----------  ----------  ----------
     Net Income                   $    0.14   $    0.27   $    0.21   $    0.59
                                  ==========  ==========  ==========  ==========

 Pro Forma Amounts Assuming
   Retroactive Application
   of Change in Accounting
   Principle:

     Net income                   $   5,081               $   7,693
                                  ==========              ==========
     Basic earnings per
       share                      $    0.14               $    0.21
                                  ==========              ==========
     Diluted earnings per
       share                      $    0.14               $    0.21
                                  ==========              ==========







               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                        2002           2003
                                                     ----------     ----------
                                                           (In thousands)
 Cash Flows From Operating Activities:
     Net income                                      $   7,750      $  25,675
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
         Depreciation, depletion,
           and amortization                             17,313         23,621
         Deferred tax expense                            4,441         14,626
         Other                                             198           (372)
     Changes in operating assets and
       liabilities increasing (decreasing)
       cash:
         Accounts receivable                             6,069        (13,788)
         Accounts payable                                4,050          3,417
         Material and supplies inventory                (1,550)         1,611
         Prepaid expenses                                3,059          3,748
         Contract advances                                 (91)         2,271
         Other - net                                      (428)          (154)
                                                     ----------     ----------
             Net cash provided by
               operating activities                     40,811         60,655
                                                     ----------     ----------
 Cash Flows From (Used In) Investing
   Activities:
     Capital expenditures                              (29,188)       (42,104)
     Proceeds from disposition of assets                   907            520
     Other-net                                             459         (2,498)
                                                     ----------     ----------
             Net cash used in
               investing activities                    (27,822)       (44,082)
                                                     ----------     ----------
 Cash Flows From (Used In) Financing
   Activities:
     Net borrowings (payments) under
       line of credit                                  (11,000)       (11,500)
     Net payments of notes payable
       and other long-term debt                            (22)        (1,020)
     Proceeds from exercise of stock options               204            423
     Book overdrafts                                    (1,104)        (3,647)
                                                     ----------     ----------
             Net cash used in financing
               activities                              (11,922)       (15,744)
                                                     ----------     ----------
 Net Increase in Cash and
   Cash Equivalents                                      1,067            829

 Cash and Cash Equivalents, Beginning
   of Year                                                 391            497
                                                     ----------     ----------
 Cash and Cash Equivalents, End of Period            $   1,458      $   1,326
                                                     ==========     ==========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     2002        2003        2002        2003
                                  ----------  ----------  ----------  ----------
                                                  (In thousands)

Net Income                        $   5,108   $  11,691   $   7,750   $  25,675
Other Comprehensive Income,
  Net of Taxes:
    Change in value of cash
      flow derivative
      instruments used as
      cash flow hedges                  -          (233)        -           (78)
    Reclassification
      of derivative
      settlements                       -             4         -             4
                                  ----------  ----------  ----------  ----------
Comprehensive Income              $   5,108   $  11,462   $   7,750   $  25,601
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

     Results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be realized during the full year. The condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent accountants' liability under Section 11 does not extend to it.

     Because the Company does not bear the risk of completion of wells drilled under daywork drilling contracts, it recognizes revenues and expenses generated from those contracts as the services are performed (i.e. daily). Under "footage" and "turnkey" contracts, revenues and expenses are recognized when the company has satisfied certain requirements as detailed in the applicable contracts. If it has been determined that a well is going to incur a loss, the entire amount of the estimated loss is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the terms of the contract are completed. The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" contracts, which are still in process at the end of the period, and are included in other current assets.

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

                                      Three Months Ended     Six Months Ended
                                     --------------------  --------------------
                                        2002       2003       2002       2003
                                     ---------  ---------  ---------  ---------
                                       (In thousands except per share amounts)

Net Income, as Reported              $  5,108   $ 11,691   $  7,750   $ 25,675
Add Stock Based Employee
  Compensation Expense
  Included in Reported
  Net Income - Net of Tax                 160        168        320        335
Less Total Stock Based
  Employee Compensation
  Expense Determined Under
  Fair Value Based Method
  For All Awards                         (333)      (471)      (599)      (875)
                                     ---------  ---------  ---------  ---------
Pro Forma Net Income                 $  4,935   $ 11,388   $  7,471   $ 25,135
                                     =========  =========  =========  =========
Basic Earnings per Share:
    As reported                      $   0.14   $   0.27   $   0.21   $   0.59
                                     =========  =========  =========  =========
    Pro forma                        $   0.14   $   0.26   $   0.21   $   0.58
                                     =========  =========  =========  =========
Diluted Earnings per Share:
    As reported                      $   0.14   $   0.27   $   0.21   $   0.59
                                     =========  =========  =========  =========
    Pro forma                        $   0.14   $   0.26   $   0.21   $   0.58
                                     =========  =========  =========  =========

     The fair value of each option granted is estimated using the Black-Scholes model. In the second quarter of 2002 and 2003 options were granted for 26,000 and 21,000 shares, respectively with an estimated fair value of approximately $320,000 and $262,000, respectively. For options granted in fiscal 2002 and in the second quarter of 2003, Unit's estimate of stock volatility was 0.53, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 4.24 and 3.6 percent in 2002 and the second quarter of 2003, respectively.

Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees.

     Unit manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company also conducts periodic reviews, on a company-wide basis, to identify changes in its environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any possible remediation effort. As it relates to evaluations of purchased properties, depending on the extent of an identified environmental problem, the Company may exclude a property from the acquisition, require the seller to remediate the property to Unit's satisfaction, or agree to assume liability for the remediation of the property.

     To date, Unit has not experienced any substantial environmental liability. Any liabilities Unit has incurred have been small and have been timely resolved.


     On August 15, 2002, Unit completed the acquisition of CREC Rig Equipment Company and CDC Drilling Company. Both of these acquisitions were stock purchase transactions. Unit issued 6,819,748 shares of common stock and paid $3,813,053 for all the outstanding shares of CREC Rig Equipment Company and issued 400,252 shares of common stock and paid $686,947 for all the outstanding shares of CDC Drilling Company. The assets of the acquired companies included twenty drilling rigs, spare drilling equipment and vehicles. The purchase price for both transactions was determined through arms-length negotiations between the parties and only the cash portion of the transaction appears in the investing and financing activities of Unit's Consolidated Condensed Statement of Cash Flows. The results of operations for the acquired entities are included in the statement of operations for the periods beginning after August 15, 2002 and continuing through June 30, 2003.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings per share for the Company.

                                                          WEIGHTED
                                           INCOME          SHARES     PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        -------------  -------------  ----------
For the Three Months Ended
  June 30, 2002:
    Basic earnings per common share     $  5,108,000     36,109,000   $    0.14
                                                                      ==========
    Effect of dilutive stock options            -           296,000
                                        -------------  -------------
    Diluted earnings per common share   $  5,108,000     36,405,000   $    0.14
                                        =============  =============  ==========

For the Three Months Ended
  June 30, 2003:
    Basic earnings per common share     $ 11,691,000     43,521,000   $    0.27
                                                                      ==========
    Effect of dilutive stock options            -           228,000
                                        -------------  -------------
    Diluted earnings per common share   $ 11,691,000     43,749,000   $    0.27
                                        =============  =============  ==========

     All options and their average exercise prices for the three months ended June 30, 2003 were included in the computation of diluted earnings per share. The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended June 30, 2002 because the option exercise prices were greater than the average market price of common shares:

                                                  2002
                                               ----------
         Options                                  21,000
                                               ==========
         Average exercise price                $   20.10
                                               ==========

                                                         WEIGHTED
                                           INCOME         SHARES      PER-SHARE
                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                        -------------  -------------  ----------
For the Six Months Ended
  June 30, 2002:
    Basic earnings per common share     $  7,750,000     36,072,000   $    0.21
                                                                      ==========
    Effect of dilutive stock options            -           264,000
                                        -------------  -------------
    Diluted earnings per common share   $  7,750,000     36,336,000   $    0.21
                                        =============  =============  ==========

For the Six Months Ended
  June 30, 2003:
    Basic earnings per common share:
        Income before change in
          accounting principle          $ 24,350,000     43,477,000   $    0.56
        Cumulative effect of change
          in accounting principle
          net of income tax                1,325,000     43,477,000        0.03
                                        -------------                 ----------
            Net Income                  $ 25,675,000     43,477,000   $    0.59
                                        =============                 ==========

    Diluted earnings per common share:
        Weighted average number of
          common shares used in basic
          earnings per common share                      43,477,000
        Effect of dilutive stock
          options                                           213,000
                                                       -------------
        Weighted average number of
          common shares and dilutive
          potential common shares
          used in diluted earnings
          per share                                      43,690,000
                                                       =============
        Income before change in
          accounting principle          $ 24,350,000     43,690,000   $    0.56
        Cumulative effect of change
          in accounting principle
          net of income tax                1,325,000     43,690,000        0.03
                                        -------------                 ----------
            Net Income                  $ 25,675,000     43,690,000   $    0.59
                                        =============                 ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the six months ended June 30, 2002 and 2003 because the option exercise prices were greater than the average market price of common shares:

                                           2002         2003
                                        ----------   ----------
          Options                         174,000       21,000
                                        ==========   ==========
          Average exercise price        $   17.19    $   20.10
                                        ==========   ==========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

     Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company, CREC Rig Equipment Company and CDC Drilling Company over the fair value of the net assets acquired. Prior to January 1, 2002 goodwill was amortized on the straight-line method using a 25 year life. Unit expensed $243,000 annually for the amortization of goodwill. On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). For goodwill and intangible assets recorded in the financial statements, FAS 142 ended the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. FAS 142 became effective for the fiscal years starting after December 15, 2001 (January 1, 2002 for Unit). Goodwill is all related to the drilling segment. In 2002 the carrying amount of Goodwill increased by $7,706,000 from the goodwill acquired in the acquisition of CREC Rig Equipment Company and CDC Drilling Company. Goodwill of $7,009,000 is expected to be deductible for tax purposes.

     The following table shows the adjusted net income and earnings per share resulting from the removal of the amortization expense (net of income tax) recognized in the prior year ended periods:

                                          2000          2001          2002
                                      -----------   -----------   -----------
                                      (In thousands except per share amounts)
Adjusted Net Income:
    Reported net income               $   34,344    $   62,766    $   18,244
    Add back:
        Goodwill amortized
          - net of income tax                 92            88            -
                                      -----------   -----------   -----------
    Adjusted net income               $   34,436    $   62,854    $   18,244
                                      ===========   ===========   ===========

Basic Earnings per Share:
    Reported net income               $     0.96    $     1.75    $     0.47
    Add back:
        Goodwill amortized
          - net of income tax                 -             -             -
                                      -----------   -----------   -----------
    Adjusted basic earnings
      per share                       $     0.96    $     1.75    $     0.47
                                      ===========   ===========   ===========

Diluted Earnings per Share:
    Reported net income               $     0.95    $     1.73    $     0.47
    Add back:
        Goodwill amortized
          - net of income tax                 -             -             -
                                      -----------   -----------   -----------
    Adjusted diluted earnings
      per share                       $     0.95    $     1.73    $     0.47
                                      ===========   ===========   ===========

     On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets. Unit owns oil and natural gas properties which require expenditures to plug and abandon the wells when the oil and natural gas reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). Unit does not have any assets restricted for the purpose of settling the plugging liabilities.

     The following table shows the activity relating to our retirement obligation for plugging liability:

                                         Short Term        Long Term
                                          Plugging         Plugging
                                          Liability        Liability
                                        -------------    -------------
                                                (In Thousands)
   Plugging Liability 1/1/03            $        203     $     10,632
   Accretion of Discount                           8              244
   Liability Incurred in the Period               53              226
   Liability Settled in the Period                -               (79)
   Reclassification of Liability
     From Long to Short Term                      37              (37)
                                        -------------    -------------
   Plugging Liability 6/30/03           $        301     $     10,986
                                        =============    =============


     The effect of this change increased net property, plant and equipment by $13.0 million and liabilities, including deferred tax liabilities, by $11.7 million at January 1, 2003 and decreased net income before change in accounting principle for the three and six month periods of 2003 by $37,000 ($0.00 per share) and $75,000 ($0.00 per share), respectively. The financial statements for the first three months of 2002 have not been restated and the cumulative effect of the change of $1,325,000 net of tax ($0.03 per share) is shown as a one-time addition to income in the first quarter of 2003.

     The following table shows the adjusted net income and earnings per share resulting from the accretion of the discount and change in the depreciation, depletion and amortization (both net of income tax) as if the plugging liability had been recognized in the prior year ended periods:

                                            2000         2001         2002
                                        -----------  -----------  -----------
                                       (In thousands except per share amounts)

Adjusted Net Income:
    Reported net income                 $   34,344   $   62,766   $   18,244
    Add back:
        Change in depreciation,
          depletion and amortiza-
          tion - net of income
          tax                                   80          156          167
    Deduct:
        Accretion of discount -
          net of income tax                   (231)        (260)        (296)
                                        -----------  -----------  -----------
    Adjusted net income                 $   34,193   $   62,662   $   18,115
                                        ===========  ===========  ===========

Basic Earnings per Share:
    Reported net income                 $     0.96   $     1.75   $     0.47

    Net adjustment to income
      from change in accounting
      principle                                -          (0.01)         -
                                        -----------  -----------  -----------
    Adjusted basic earnings
      per share                         $     0.96   $     1.74   $     0.47
                                        ===========  ===========  ===========

Diluted Earnings per Share:
    Reported net income                 $     0.95   $     1.73   $     0.47

    Net adjustment to income
      from change in accounting
      principle                                -            -          (0.01)
                                        -----------  -----------  -----------
    Adjusted diluted earnings
      per share                         $     0.95   $     1.73   $     0.46
                                        ===========  ===========  ===========

     At January 1, 2000 and December 31, 2000, 2001 and 2002 the plugging liability would have been $8,039,000, $8,673,000, $9,675,000 and $10,836,000, respectively, if FAS 143 had been applied during all the periods affected assuming the liability was measured using the information, assumptions and interest rates used as of the adoption date of January 1, 2003.

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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" (FAS
146). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." During the first six months of 2003, we did not have any exit or disposal activities.

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

     In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 will be effective for us starting in the quarter ended September 30, 2003. We do not expect the application of SFAS 150 to have a material effect on our financial position, results of operations or cashflow.

NOTE 4 - INTANGIBLE UNDEVELOPED LEASEHOLD AND INTANGIBLE DEVELOPED
         LEASEHOLD
------------------------------------------------------------------

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. Depending on how the accounting and disclosure literature is applied, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

     Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

     At June 30, 2003, we had undeveloped leaseholds of approximately $15,811,000 that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $20,163,000 that would be classified as "intangible developed leasehold" if we applied the interpretations. This classification would require us to make the disclosure set forth under FAS 142 related to these interests.

     We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

NOTE 5 - HEDGING ACTIVITY
-------------------------

     Periodically Unit hedges the price it will receive for a portion of its future natural gas and oil production. The hedge is made in an attempt to reduce the impact and uncertainty that price variations have on Unit's cash flow.

     During the first quarter of 2003, Unit entered into two natural gas collar contracts for approximately 37 percent of its April thru September 2003 production. One contract has a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, Unit also entered into two oil collar contracts for approximately 26 percent of its May thru December 2003 oil production. One contract has a floor price of $25.00 and a ceiling price of $32.20 and the other contact has a floor price of $26.00 and a ceiling price of $31.40. Unit had a $6,000 reduction in natural gas revenues as a result of the natural gas hedges settled in the second quarter of 2003. The fair value of the collar contracts still outstanding was recognized on the June 30, 2003 balance sheet as a derivative liability of $119,000 and as a $74,000 loss, net of tax, in accumulated other comprehensive income. These hedges were fully effective. Unit did not have any hedging contracts in place in the first six months of 2002.

NOTE 6 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The company has two business segments: Contract Drilling, and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties. The company evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The company has natural gas production in Canada, which is not significant. Information regarding the company's operations by industry segment for the three and six month periods ended June 30, 2002 and 2003 is as follows:

                                   Three Months Ended        Six Months Ended
                                         June 30,               June 30,
                                 ----------------------  ----------------------
                                     2002        2003        2002        2003
                                 ----------  ----------  ----------  ----------
                                                 (In thousands)
Revenues:
    Contract drilling            $  25,841   $  45,221   $  52,555   $  79,787
    Oil and natural gas             18,668      26,871      30,629      60,119
    Other                              244         888         299       1,520
                                 ----------  ----------  ----------  ----------
                                 $  44,753   $  72,980   $  83,483   $ 141,426
                                 ==========  ==========  ==========  ==========
Operating Income (1):
    Contract drilling            $   2,776   $   5,681   $   7,547   $   7,542
    Oil and natural gas              7,519      14,533       9,263      35,119
                                 ----------  ----------  ----------  ----------
        Total operating
          income                    10,295      20,214      16,810      42,661

        General and
          administrative
          expense                   (2,013)     (2,070)     (4,042)     (4,520)
        Interest expense              (229)       (175)       (516)       (386)
        Other income - net             244         888         299        1,520
                                 ----------  ----------  ----------  ----------
            Income before
              income taxes
              and change in
              accounting
              principle          $   8,297   $  18,857   $  12,551   $  39,275
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

NOTE 7 - SUBSEQUENT EVENT
-------------------------

     On August 14, 2003 Unit signed a definitive agreement with PetroCorp Incorporated (AMEX - PEX) to acquire all the outstanding shares of PetroCorp. The purchase price under the agreement is approximately $182,000,000 and will be paid all in cash. The purchase price is subject to certain adjustments including $6,500,000 which will be place in escrow to settle or satisfy certain contingent tax and litigation liabilities if not resolved prior to closing. Consummation of the transaction is subject to several conditions typical of transactions of this nature including regulatory review and the approval by two-thirds of PetroCorp's shareholders. PetroCorp shareholders representing approximately 50% of the outstanding shares of PetroCorp have agreed to support the merger. PetroCorp is a Tulsa-based company that explores and develops oil and natural gas properties primarily in Texas and Oklahoma.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of operations and comprehensive income for each of the three and six month periods ended June 30, 2003 and 2002 and the statement of cash flows for the six month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report, dated February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers  L L P


Tulsa, Oklahoma
July 23, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------
     Summary. Our financial condition and liquidity depends on the cash flow from our two principal subsidiaries (Unit Drilling Company and Unit Petroleum Company) and borrowings under our bank loan agreement. At June 30, 2003, we had cash totaling $1.3 million and we had borrowed $19.0 million of the $40.0 million we have elected to have available under our loan agreement.

     The following is a summary of certain financial information on June 30, 2002 and 2003 and for the six months ended June 30, 2002 and 2003:


                                         June 30,        June 30,     Percent
                                           2002            2003        Change
                                      --------------  --------------  -------
     Income Before Change in
       Accounting Principle           $   7,750,000   $  24,350,000     214%
     Net Income                       $   7,750,000   $  25,675,000     231%
     Net Cash Provided by
       Operating Activities           $  40,811,000   $  60,655,000      49%
     Net Cash Used in Investing
       Activities                     $  27,822,000   $  44,082,000      58%
     Net Cash Used in Financing
       Activities                     $  11,922,000   $  15,744,000      32%
     Working Capital                  $  12,361,000   $  26,839,000     117%
     Long-Term Debt                   $  20,000,000   $  19,000,000      (5%)
     Shareholders' Equity             $ 288,179,000   $ 448,475,000      56%
     Ratio of Long-Term debt to
       Total Capitalization                       6%              4%

     The following table summarizes certain operating information for the first six months of 2002 and 2003:

                                                                  Percent
                                          2002          2003       Change
                                      ------------  ------------  --------
     Oil Production (Bbls)                227,000       238,000        5%
     Natural Gas Production (Mcf)       9,653,000     9,810,000        2%
     Average Oil Price Received       $     19.83   $     27.86       40%
     Average Natural Gas Price
       Received                       $      2.53   $      5.34      111%
     Average Number of Our
       Drilling Rigs in Use
       During the Period                     33.0          57.0       73%
     Total Number of Our Drilling
       Rigs Available at the End
       of the Period                           55            75       36%

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

     Each year, on April 1 and October 1, our banks redetermine the loan value of our assets. At the April 1, 2003 redetermination date, the banks confirmed that the value of our assets would allow us to have access to the full $100 million. This value is mainly based on an amount equal to a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. Our loan agreement provides for a revolving credit facility, which ends on May 1, 2005 followed by a three-year term loan. Borrowing under our loan agreement totaled $19.0 million at June 30, 2003 and July 23, 2003 our second quarter earnings release date.

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

     The interest rate on our bank debt was 2.28 percent at June 30, 2003 and July 23, 2003. At our election, any portion of our outstanding bank debt may be fixed at the Libor Rate, as adjusted depending on the level of our debt as a percentage of the amount available for us to borrow. The Libor Rate may be fixed for periods of up to 30, 60, 90 or 180 days with the balance of our bank debt being subject to the Prime Rate. During any Libor Rate funding period, we may not pay any part of the outstanding principal balance which is subject to the Libor Rate. Borrowings subject to the Libor Rate were $19.0 million at June 30, 2003 and July 23, 2003.

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

     Contractual Commitments. We have the following contractual obligations at June 30, 2003:

                                  Payments Due by Period
                    --------------------------------------------------
                                 Less
   Contractual                  Than 1     2-3       4-5     After 5
   Obligations        Total      Year     Years     Years     Years
   -------------    ---------  --------  --------  ---------  --------
                                     (In thousands)

   Bank Debt(1)     $ 19,000   $    -    $ 6,861   $ 12,139   $    -
   Retirement
     Agreement(2)      1,444       300       600        544        -
   Operating
     Leases(3)         3,999       748     1,439      1,123       689
                    ---------  --------  --------  ---------  --------
   Total
     Contractual
     Obligations    $ 24,443   $ 1,048   $ 8,900   $ 13,806   $   689
                    =========  ========  ========  =========  ========
   -------------------

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

     At June 30, 2003, we also have the following commitments and contingencies that could create, increase or accelerate our liabilities:

                                         Amount of Commitment Expiration
                                                    Per Period
                                    --------------------------------------
                           Total
                           Amount
                         Committed    Less
             Other           Or      Than 1      2-3      4-5     After 5
          Commitments     Accrued     Year      Years    Years     Years
        ---------------  ---------  --------  --------  --------  --------
                                           (In thousands)
        Deferred
          Compensation
          Agreement(1)   $  1,603   Unknown   Unknown   Unknown   Unknown
        Separation
          Benefit
          Agreement(2)   $  2,781   $   135   Unknown   Unknown   Unknown
        Plugging
          Liability(3)   $ 11,287   $   301   $ 2,047   $   662   $ 8,277
        Gas Balancing
          Liability(4)   $  1,020   Unknown   Unknown   Unknown   Unknown
        Repurchase
          Obliga-
          tions(5)        Unknown   Unknown   Unknown   Unknown   Unknown

   (1) We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.
   (2) Effective January 1, 1997, we adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan.
   (3) On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired).
   (4) We have recorded a liability on certain properties where we believe there is insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes.
   (5) We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 2003, with a subsidiary of ours serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of each year. These partnership agreements require, upon the election of a limited partner, that we repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20 percent of the units outstanding. We made repurchases of $1,000 in 2002 for such limited partners' interests. We made repurchases for $17,000 in the second quarter of 2003.

     Hedging. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow.

     During the first quarter of 2003, we entered into two natural gas collar contracts for approximately 37 percent of our April thru September 2003 production. One contract has a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, we also entered into two oil collar contracts for approximately 26 percent of our May thru December 2003 oil production. One contract has a floor price of $25.00 and a ceiling price of $32.20 and the other contact has a floor price of $26.00 and a ceiling price of $31.40. We had a $6,000 reduction in natural gas revenues as a result of the natural gas hedges settled in the second quarter of 2003. The fair value of the collar contracts still outstanding was recognized on the June 30, 2003 balance sheet as a derivative liability of $119,000 and as a $74,000 loss, net of tax, in accumulated other comprehensive income. These hedges were fully effective. We did not have any hedging contracts in place in the first six months of 2002.

     Self-Insurance. Unit is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Given the tightening in the insurance market our self-insurance levels have significantly increased. Effective August 1, 2002, our exposure (i.e. our deductible or retention), per occurrence, ranges from $200,000 for general liability to $1 million for rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain claims. There is no assurance that such coverage will adequately protect us against liability from all potential consequences.

     Our Oil and Natural Gas Operations. Natural gas comprises 91 percent of our total oil and natural gas reserves. Any significant change in natural gas prices has a material affect on our revenues, cash flow and the value of our oil and natural gas reserves.

     Based on our 2003 first six month production, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $152,000 per month ($1,824,000 annualized) change in our pre-tax cash flow. Our first six month 2003 average natural gas price was $5.34 compared to an average natural gas price of $2.53 received in the first six months of 2002. We sell most of our natural gas production to third parties under month-to-month contracts. A $1.00 per barrel change in our oil price would have a $37,000 per month ($444,000 annualized) change in our pre-tax cash flow. Our first six months 2003 average oil price was $27.86 compared with an average oil price of $19.83 received in the first six months of 2002.

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

     Our decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain acceptable financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when to incur these costs. We drilled 62 wells in the first six months of 2003 compared to 33 wells in the first six months of 2002. Through the first six months of 2003 we incurred $29.4 million of the $70 to $75 million in capital expenditures we expect to make for exploration, development drilling and acquisition of oil and natural gas properties in 2003. Based on current oil and natural gas prices, we plan to drill and or participate in an estimated 140 to 150 wells in 2003.

     Contract Drilling. Our drilling work is subject to many factors that influence the number of rigs we have working as well as the costs and revenues associated with such work. These factors include competition from other drilling contractors, the prevailing prices for natural gas and oil, availability and cost of labor to run our rigs and our ability to supply the equipment needed. We have not encountered major difficulty in hiring and keeping rig crews, but such shortages have occurred periodically in the past. If demand for drilling rigs continues to increase, we may well incur shortages of experienced personnel which would limit our ability to increase the number of rigs we could operate. Through the first six months of 2003 we incurred $9.1 million in capital expenditures for our drilling operation. For the year 2003, we anticipate spending approximately $30 million on our drilling operations.

     Low oil and natural gas prices during most of the 1980's and 1990's reduced demand for domestic land contract drilling rigs. However, in the last half of 1999 and throughout 2000, as oil and natural gas prices increased, we experienced a big increase in demand for our rigs. Demand continued to increase until the end of the third quarter of 2001 and reached a high when 52 of our rigs were working in July 2001. Because of declining natural gas prices throughout 2001, demand for our rigs dropped significantly in the fourth quarter of 2001 and carried over into the first quarter of 2002. Average use of our rigs in the first six months of 2002 was 33.0 rigs compared with 56.8 rigs for the first six months of 2003. Natural gas prices began increasing in the fourth quarter of 2002 and they increased substantially in the first quarter of 2003. The increase in commodity prices along with our acquisition of 20 rigs in the third quarter of 2002, caused the rise in 2003 utilization.

     As demand for our rigs increased during 2001 so did the dayrates we received. Our average dayrate reached $11,142 by September of 2001. However, as demand began to decrease, so did our rates. Our average dayrate in the first six months of 2002 was $8,055 and our average dayrate for the first six months of 2003 was $7,476. Increases in dayrates typically lag behind increases in utilization. We saw dayrates start to improve in the second quarter of 2003 and we think they will continue a gradual increase into the third quarter of 2003. Based on the average utilization of our rigs in the first six months of 2003, a $100 per day change in dayrates has a $5,700 per day ($2,081,000 annualized) change in our pre-tax operating cash flow.

     Our contract drilling segment provides drilling services for our exploration and production segment. The contracts for these services are issued under the same conditions and rates as the contracts we have entered into with unrelated third parties. The profit received by our contract drilling segment of $542,000 and $702,000 in the first six months of 2002 and 2003, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

     Oil and Natural Gas Limited Partnerships and Other Entity Relationships. We are the general partner for ten oil and natural gas partnerships which were formed privately and publicly. The partnership's revenues and costs are shared under formulas prescribed in each limited partnership agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party's share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party's behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party's level of activity and are considered by management to be reasonable. During 2002, the total paid to us for all of these fees was approximately $232,000 per quarter and during the first six months of 2003 the amount paid has been 8 percent above last years quarterly average. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

     Interests in the employee partnerships were offered to the employees of Unit and its subsidiaries whose annual base compensation were at least a specified amount ($22,680 for 2002 and 2003) and to the directors of Unit. The general partner of each of these partnerships is Unit Petroleum Company. Each employee partnership is named the Unit (year) Employee Oil and Gas Limited Partnership. The interests in these programs issued to the directors and named executive officers of Unit are disclosed in our proxy statements for each year's annual meeting of shareholders.

     At June 30, 2003, we owned a 40 percent equity interest in Superior Pipeline Company, a natural gas gathering and processing company. Our investment including our share of the equity in the earnings of this company totaled $2.3 million at June 30, 2003. From time to time we may guarantee the debt of this company. However, as of June 30, 2003 and July 23, 2003, we were not guaranteeing any of the debt of this company.

     On June 25, 2003, we acquired a 26.04 percent interest in Eagle Energy Partners I, L.P., ("Eagle") a Texas limited partnership for $2.5 million. Unit's percentage interest in the partnership is subject to change. During the next six months, Eagle will be attempting to acquire $2 million of additional capital from other investors. This newly formed partnership is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), or any future commodities, and the performance of scheduling and nomination services for energy related commodities and similar energy management functions. In addition to our investment in this partnership, the partnership has the right, subject to being the successful bidder, to buy, each month, a certain percentage of our natural gas during the six month period starting August 1, 2003. For August 2003, Eagle will buy approximately 26% of the natural gas we sell on a monthly basis for ourselves and other working interest owners.

     Outlook. Both of our operating segments are extremely dependent on natural gas prices. These prices affect not only our production revenues, but also the demand and rates for our contract drilling services. Over the first six months of 2003 our average natural gas price received for each month excluding hedging ranged from $4.18 in January to a high of $8.38 in March and the average Nymex Henry Hub daily price for the same time period ranged from $4.55 to $6.72. On our second quarter earnings release date of July 23, 2003, the Nymex Henry Hub average contract settle price for the next twelve months was $4.96 and, we anticipate that if natural gas prices continue at that level, there will be increased demand for our rigs and upward movement on the rates we receive for our contract drilling services.

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

     The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed or if we have large downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on oil and natural gas prices in effect on June 30, 2003 ($5.00 per Mcf for natural gas and $28.44 per barrel for oil), the unamortized cost of our domestic oil and natural gas properties did not exceed the ceiling of our proved oil and natural gas reserves. Natural gas prices remain erratic and any significant declines below quarter-end prices used in the reserve evaluation could result in a ceiling test write-down in following quarterly reporting periods.

     The value of our oil and natural gas reserves is used to determine most of the loan value under our loan agreement. This value is affected by both price changes and the measurement of reserve volumes. Oil and natural gas reserves cannot be measured exactly. Our estimate of oil and natural gas reserves require extensive judgments of our reservoir engineering data and are less precise than other estimates made in connection with financial disclosures. Assigning monetary values to our estimates does not reduce the subjectivity and changing nature of our reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.

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

     Because the Company does not bear the risk of completion of wells drilled under "daywork" drilling contracts, it recognizes revenues and expenses generated from those contracts as the services are performed (i.e. daily). Under "footage" and "turnkey" contracts, revenues and expenses are recognized when the company has satisfied certain requirements as detailed in the applicable contracts. If it has been determined that a well is going to incur a loss, the entire amount of the estimated loss is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time terms of the contract are completed. The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" contracts, which are still in process at the end of the period, and are included in other current assets.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. Depending on how the accounting and disclosure literature is applied, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

     Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

     At June 30, 2003, we had undeveloped leaseholds of approximately $15,811,000 that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $20,163,000 that would be classified as "intangible developed leasehold" if we applied the interpretations. This classification would require us to make the disclosures set forth under FAS 142 related to these interests.

     We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

     Acquisitions. On August 14, 2003 Unit signed a definitive agreement with PetroCorp Incorporated (AMEX - PEX) to acquire all the outstanding shares of PetroCorp. The purchase price under the agreement is approximately $182,000,000 and will be paid all in cash. The purchase price is subject to certain adjustments including $6,500,000 which will be place in escrow to settle or satisfy certain contingent tax and litigation liabilities if not resolved prior to closing. Consummation of the transaction is subject to several conditions typical of transactions of this nature including regulatory review and the approval by two-thirds of PetroCorp's shareholders. PetroCorp shareholders representing approximately 50% of the outstanding shares of PetroCorp have agreed to support the merger. PetroCorp is a Tulsa-based company that explores and develops oil and natural gas properties primarily in Texas and Oklahoma.

     Change in Board of Directors and Officers. On June 18, 2003 we announced that King Kirchner, an original founder of Unit Corporation, will retire as Chairman of the Board of Directors of Unit Corporation effective August 1, 2003. Mr. Kirchner will remain on the Board. Effective with Mr. Kirchner's retirement, our Board of Directors elected John G. Nikkel to succeed Mr. Kirchner as Chairman of the Board of Directors. Mr. Nikkel will continue to serve as the Company's Chief Executive Officer. Mr. Nikkel served as our President for almost 20 years and has served as our Chief Executive Officer since July of 1999. Effective August 1, 2003, Mr. Larry Pinkston, our current Executive Vice President will assume the office of President in addition to his current role as Treasurer and Chief Financial Officer. Mr. Pinkston has been employed by us for 22 years.

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

RESULTS OF OPERATIONS
---------------------
Second Quarter 2003 versus Second Quarter 2002
----------------------------------------------
     Provided below is a comparison of selected operating and financial data for the second quarter of 2003 verses the second quarter of 2002:

                                          Second           Second       Percent
                                       Quarter 2002     Quarter 2003    Change
                                     ---------------  ---------------  ---------
Total Revenue                        $   44,753,000   $   72,980,000        63%
Net Income                           $    5,108,000   $   11,691,000       129%

Oil and Natural Gas:
    Revenue                          $   18,668,000   $   26,871,000        44%
    Average natural gas price (Mcf)  $         3.00   $         4.74        58%
    Average oil price (Bbl)          $        22.59   $        25.51        13%
    Natural gas production (Mcf)          5,097,000        4,955,000        (3%)
    Oil production (Bbl)                    110,000          123,000        12%
    Operating profit
      (revenue less operating costs) $   13,507,000   $   20,978,000        55%
    Operating margin                            72%              78%
    Depreciation, depletion and
      amortization rate (Mcfe)       $         1.03   $         1.12         8%
    Depreciation, depletion and
      amortization                   $    5,988,000   $    6,445,000         8%

Drilling:
    Revenue                          $   25,841,000   $   45,221,000        75%
    Percentage of revenue from
      daywork contracts                         85%              97%
    Average number of rigs in use              33.2             62.4        88%
    Average dayrate on daywork
      contracts                      $        7,698   $        7,601        (1%)
    Operating profit
      (revenue less operating costs) $    5,704,000   $   11,580,000       (11%)
    Operating margin                            22%              26%
    Depreciation                     $    2,928,000   $    5,899,000       101%

General and Administrative Expense   $    2,013,000   $    2,070,000         3%
Interest Expense                     $      229,000   $      175,000       (24%)
Average Interest Rate                         3.00%            2.17%       (28%)
Average Long-Term Debt Outstanding   $   23,470,000   $   22,968,000        (2%)

     Oil and natural gas revenues, operating profits and operating profit margins were all positively affected by higher oil and natural gas prices and increased oil production between the second quarter of 2003 and the second quarter of 2002. We continue to focus our drilling program on the development of natural gas reserves, but natural gas production was down between the comparative quarters due to delays in placing new natural gas production on line early in the year and production from older wells declined. Total operating cost increased in the second quarter of 2003 when compared with the second quarter of 2002 due mainly to higher gross production taxes which are based on a percentage of revenues which were generated by higher commodity prices. Our total depreciation, depletion and amortization ("DD&A) increased due an increase in our DD&A rate per Mcfe. During 2002 and continuing into the first half of 2003, we experienced higher cost per Mcfe for the discovery of new reserves through our development drilling program resulting in an increase in the DD&A rate between the comparative quarters.

     Reduced natural gas prices in the fourth quarter of 2001 and the first half of 2002, caused decreases in operator demand for contract drilling rigs within our working area throughout most of 2002. Natural gas prices increased once again into the first quarter of 2003 and along with the acquisition of 20 rigs in the third quarter of 2002 our second quarter 2003 utilization recovered and was 88 percent higher than the second quarter of 2002. In the second quarter of 2003 dayrates for our rigs also increased from our first quarter lows and were only one percent lower than in the second quarter of 2002. Operating margins increased between the comparative periods, since we had higher rig utilization to cover our fixed operating costs. Approximately 3 percent of our total drilling revenues in the second quarter of 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Contract drilling depreciation increased due to the acquisition of 20 rigs in August of 2002 and the increase in rigs used between the comparative quarters.

     General and administrative expense was higher in the first quarter of 2003 due to increases in insurance expense. Our total interest expense is lower due to lower interest rates and decreased average debt outstanding. Income tax expense increased primarily due to the increase in income from continuing operations.

Six Months 2003 versus Six Months 2002
--------------------------------------

     Provided below is a comparison of selected operating and financial data for the first six months of 2003 verses the first six months of 2002:

                                        First Six        First Six      Percent
                                       Months 2002      Months 2003     Change
                                     ---------------  ---------------  ---------
Total Revenue                        $   83,483,000   $  141,426,000        69%
Income Before Change in Accounting
  Principle                          $    7,750,000   $   24,350,000       214%
Net Income                           $    7,750,000   $   25,675,000       231%

Oil and Natural Gas:
    Revenue                          $   30,629,000   $   60,119,000        96%
    Average natural gas price (Mcf)  $         2.53   $         5.34       111%
    Average oil price (Bbl)          $        19.83   $        27.86        40%
    Natural gas production (Mcf)          9,653,000        9,810,000         2%
    Oil production (Bbl)                    227,000          238,000         5%
    Operating profit
      (revenue less operating costs) $   20,520,000   $   47,611,000       280%
    Operating margin                            67%              79%
    Depreciation, depletion and
      amortization rate (Mcfe)       $         1.01   $         1.10         9%
    Depreciation, depletion and
      amortization                   $   11,257,000   $   12,492,000        11%

Drilling:
    Revenue                          $   52,555,000   $   79,787,000        52%
    Percentage of revenue from
      daywork contracts                         91%              96%
    Average number of rigs in use              33.0             56.8        72%
    Average dayrate on daywork
      contracts                      $        8,055   $        7,476        (7%)
    Operating profit
      (revenue less operating costs) $   13,286,000   $   18,335,000        38%
    Operating margin                            25%              23%
    Depreciation                     $    5,739,000   $   10,793,000        88%

General and Administrative Expense   $    4,042,000   $    4,520,000        12%
Interest Expense                     $      516,000   $      386,000       (25%)
Average Interest Rate                         3.00%            2.13%       (29%)
Average Long-Term Debt Outstanding   $   26,075,000   $   27,266,000         5%

     Oil and natural gas revenues, operating profits and operating profit margins were all positively affected by higher prices received for both oil and natural gas between the first six months of 2003 and the first six months of 2002. We continue to focus our drilling program on the development of natural gas reserves and we experienced an increase in both our oil and natural gas production volumes between the comparative six month periods. Total operating cost increased in the first six months of 2003 when compared with the first six months of 2002 due mainly to higher gross production taxes which are based on a percentage of revenues which were generated by higher commodity prices and to a lesser extent from increased costs associated with adding personnel to support the growth in this segment of our business. Our total depreciation, depletion and amortization ("DD&A) increased due to the increase in equivalent volumes produced and an increase in our DD&A rate per Mcfe. During 2002 and into the first six months of 2003, we experienced higher cost per Mcfe for the discovery of new reserves through our development drilling program resulting in an increase in the DD&A rate between the comparative six month periods.

     Reduced natural gas prices in the fourth quarter of 2001 and the first half of 2002, caused decreases in operator demand for contract drilling rigs within our working area throughout most of 2002. Demand recovered in the first half of 2003 and the average number of rigs in use was 24 more than during the first six months of 2002. We also had more rigs available due to the 20 rig acquisition we completed in August of 2002. Since utilization typically increases before dayrates our dayrates did not start to improve until the second quarter of 2003, so the average dayrate for the first six months of 2003 was lower than the average dayrate received for the same period in 2002. As a result, operating margins declined between the comparative periods. Approximately four percent of our total drilling revenues in the first six months of 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Nine percent of our total drilling revenues came from footage and turnkey contracts in the first six months of 2002. Contract drilling depreciation increased due to the acquisition of 20 rigs in August of 2002 and the increase in rigs used between the comparative quarters.

     General and administrative expense was higher in the first six months of 2003 due to increases in insurance expense. Our total interest expense is lower due to lower interest rates and was partially offset by an increase in average debt outstanding. Income tax expense increased primarily due to the increase in income from continuing operations.

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

        Not applicable

Item 3.  Defaults Upon Senior Securities
----------------------------------------

        Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        On May 7, 2003 we held our Annual Meeting of Stockholders. At the meeting the following matters were voted on, with each receiving the votes indicated:

        I. Election of Nominees John G. Nikkel and John S. Zink to serve as directors.

                                           Numbers of      Against or
                       Nominee              Votes For       Withheld
                ----------------------    ------------    ------------
                John G. Nikkel             39,352,332         186,334
                John S. Zink               39,338,361         200,305

                The following directors, whose term of office did not expire at the annual meeting, continue as directors of the Company:
                Earle Lamborn, William B. Morgan, John H. Williams, King P. Kirchner, Don Cook and J. Michael Adcock.

        II. Ratification of the appointment of PricewaterhouseCoopers L L P as the Company's independent certified public accountants for the fiscal year 2003.

                              For     -     38,930,857
                              Against -        592,482
                              Abstain -         15,327

Item 5.  Other Information
--------------------------

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing any non-audit services approved by our Audit Committee (the "Committee") to be performed by PricewaterhouseCoopers LLP, who is our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of Unit. The Committee has approved the engagement of PricewaterhouseCoopers LLP to provide non-audit services assisting in (i) reviewing our internal control procedures,
        (ii)our pending acquisition of PetroCorp Incorporated and (iii) responding to the SEC's comments in connection with the SEC's review of the recent S-3 Registration Statement we filed on March 31, 2003.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a) Exhibits:

            15      Letter re: Unaudited Interim Financial Information.

            31.1 SEC Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer, John G. Nikkel of Unit Corporation.

            31.2 SEC Certification Pursuant to Section 906 of the Sarbanex-Oxley Act of 2002 by the Principal Financial Officer, Larry D. Pinkston, of Unit Corporation.

            32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) On April 23, 2003, we filed a report on Form 8-K under Item 7 and 9. This report furnished as an exhibit the press release announcing our results of operations and financial condition for the quarter ended March 31, 2003.

            On July 1, 2003, we filed a report on Form 8-K under Item 5 and 7. This report announced that we had entered into a letter of intent to acquire PetroCorp Incorporated ("PetroCorp") (AMEX:PEX) and furnished as an exhibit the press release of the announcement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNIT CORPORATION

Date:   August 14, 2003                     By:      /s/ John G. Nikkel
        ---------------------------         ------------------------------
                                            JOHN G. NIKKEL
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Chief Operating Officer
                                            and Director

Date:   August 14, 2003                     By:      /s/ Larry D. Pinkston
        ---------------------------         ------------------------------
                                            LARRY D. PINKSTON
                                            President, Chief
                                            Financial Officer
                                            and Treasurer