Form 10-K
period 2003-12-31
UNIT CORP
filed 2004-03-15
CIK 798949

F O R M  1 0-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
      [x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2003
                                       OR
      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                Yes _X_   No ___
                                                           -

               Aggregate Market Value of the Voting Stock Held By
                 Non-affiliates on June 30, 2003 - $669,121,359

                        Number of Shares of Common Stock
                   Outstanding on March 11, 2004 - 45,709,568

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 5, 2004 are incorporated by reference in
Part III.

                          Exhibit Index - See Page 113

                                    FORM 10-K
                                UNIT CORPORATION

                                TABLE OF CONTENTS
                                     PART I
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . .      2
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . .      2
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . .     26
Item 4.  Submission of Matters to a Vote of Security Holders . .     26

                                     PART II
Item 5.  Market for the Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of
           Equity Securities . . . . . . . . . . . . . . . . . .     27
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . .     28
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .     29
Item 7a. Quantitative and Qualitative Disclosure about
           Market Risk . . . . . . . . . . . . . . . . . . . . .     47
Item 8.  Financial Statements and Supplementary Data . . . . . .     48
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . .    104
Item 9a. Controls and Prodedures . . . . . . . . . . . . . . . .    104
                                    PART III
Item 10. Directors and Executive Officers of the Registrant. . .    105
Item 11. Executive Compensation. . . . . . . . . . . . . . . . .    105
Item 12. Security Ownership of Certain Beneficial Owners,
           Management and Related Shareholder Matters. . . . . .    105
Item 13. Certain Relationships and Related Transactions. . . . .    105
Item 14. Principal Accounting Fees and Services. . . . . . . . .    105

                                     PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . .    105
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .    112

                                UNIT CORPORATION
                                  Annual Report
                      For The Year Ended December 31, 2003

                                     PART I

Item 1.  Business and Item 2.  Properties
-------  --------     -------  ----------

                                  OUR BUSINESS

     Through our two principal wholly owned subsidiaries, Unit Drilling Company and Unit Petroleum Company, we

     . contract to drill onshore oil and natural gas wells for others and . explore, develop, acquire and produce oil and natural gas properties for our own account.

     We were founded in 1963 as a contract drilling company.

     Our executive offices are at 1000 Kensington Tower, 7130 South Lewis, Tulsa, Oklahoma 74136; our telephone number is (918) 493-7700.

     Our primary Internet address is www.unitcorp.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. In addition, we post on our Web site copies of the various corporate governance documents that we have adopted. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

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

     When used in this report, the terms Corporation, Company, Unit, our, we and its refer to Unit Corporation and, as appropriate, Unit Corporation and/or one or more of its subsidiaries.

                    OUR LAND CONTRACT DRILLING BUSINESS

General. Using our 88 drilling rigs, our wholly owned subsidiary, Unit Drilling Company, drills onshore natural gas and oil wells for a wide range of customers. Our drilling operations are mainly in the Oklahoma and Texas areas of the Anadarko and Arkoma Basins, the Texas Gulf Coast and in the East Texas and Rocky Mountain regions.

     The following table sets forth, for each of the periods indicated, certain information concerning our contract drilling operations:

                                            Year Ended December 31,
                             --------------------------------------------------
                              1999       2000       2001       2002       2003
                             ------     ------     ------     ------     ------
 Number of Rigs
   Owned at End
   of Period                   47.0       50.0       55.0       75.0       88.0
 Average Number
   of Rigs Owned
   During Period               37.3       47.0       51.8       61.6       75.9
 Average Number
   of Rigs
   Utilized                    23.1       39.8       46.3       39.1       62.9
 Utilization
   Rate (1)                     62%        85%        90%        63%        83%
 Average Revenue
   Per Day (2)               $6,582     $7,432     $9,879     $8,285     $7,972
 Total Footage
   Drilled
   (Feet in
   1000's)                    2,211      3,650      4,008      3,829      6,580
 Number of Wells
   Drilled                      197        316        361        318        530
 ---------------

(1) We determine our utilization rate on a 365 day year by dividing the number of rigs used by our total number of rigs.

(2) Represents total revenues from contract drilling operations divided by the total number of days rigs were used during the period.

Acquisitions. On December 8, 2003, we acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest LLC, a U.S. land drilling company located in Borger, Texas for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to obtain one-half of the cash flow in excess of $10 million for each of the three years following the acquisition. SerDrilco, a private, Tulsa-based drilling company, has been operating in the Anadarko Basin in the Texas Panhandle for more than 50 years. Equipment acquired through the SerDrilco acquisition includes 12 rigs which range from 650 horsepower to 1,700 horsepower with depth capacities rated from 6,500 feet to 18,000 feet, a fleet of 12 trucks and a district office and equipment yard in and near Borger, Texas.

     During November of 2003, we completed the construction of a 1,500 horsepower diesel electric rig with a depth capacity of 20,000 feet. The rig is operating for our Mid-Continent Division in Western Oklahoma.

Description of our Drilling Rigs. A land drilling rig consists, in part, of engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers and drill pipe. Over the life of a typical rig, due to the normal wear and tear of operating 24 hours a day, several of the major components, such as engines, mud pumps and drill pipe, must be replaced or rebuilt on a periodic basis. Other components, such as the substructure, mast and drawworks, can be used for extended periods of time with proper maintenance. We also own additional equipment used in the operation of our rigs, including large air compressors, trucks and other support equipment.

     Our rigs have maximum depth capacities ranging from 9,500 to 40,000 feet.

     The following table shows the current distribution of our rigs as of March 1, 2004:

                                                            Average
                                                             Rated
                         Contracted      Idle     Total     Drilling
      Region                 Rigs        Rigs      Rigs    Depths(ft)
------------------       -----------   -------   -------   ----------
Anadarko Basin                59            1        60       16,000
Arkoma Basin                   7           --         7       16,000
East Texas and
  Gulf Coast                  13           --        13       18,000
Rocky Mountains                8           --         8       22,000



     At present, we do not have a shortage of drilling rig related equipment. However, at any given time, our ability to use all of our rigs is dependent on a number of conditions, including the availability of qualified labor, drilling supplies and equipment as well as demand. As utilization in the industry has improved throughout most of 2003, it has become increasingly difficult to find additional qualified labor for our drilling rigs. More opportunities for field employees to find work in our regions of operation has increased the competition for qualified labor among drilling contractor. If rig utilization remains at its current rate or increases, we expect this competition for qualified labor will continue to have an adverse effect on our drilling operations in the future and result in higher operating costs.

Types of Drilling Contracts We Work Under. Our drilling contracts are predominantly obtained through competitive bidding and are for a single well. Terms and payment rates vary depending on the nature and duration of the work, the equipment and services supplied and other matters. We pay certain operating expenses, including wages of drilling personnel, maintenance expenses and incidental rig supplies and equipment. Usually the contracts are subject to termination by the customer on short notice on payment of a fee. Our contracts also contain provisions regarding indemnification against certain types of claims involving injury to persons, property and for acts of pollution. The specific terms of these indemnifications are subject to negotiation on a contract by contract basis.

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

         Under turnkey contracts we may incur losses if we underestimate the costs to drill the well or if unforeseen events occur. To date, we have not experienced significant losses in performing turnkey contracts. In 2003, we drilled six turnkey wells and turnkey revenue represented 1% of our contract drilling revenues as compared to 15 turnkey wells and turnkey revenue representing 4% for 2002. We did not have any turnkey contracts in progress at December 31, 2003. Because market conditions as well as the desires of our customers determine the use of turnkey contracts, we can't predict whether the portion of drilling conducted on a turnkey basis will increase or decrease in the future.

Customers. During 2003, 10 customers accounted for approximately 53% of our total contract drilling revenues. Chesapeake Operating, Inc. was our largest customer providing 15% of our total contract drilling revenues. Our contract drilling operations drilled 43 wells in 2003 which were operated by our exploration and production segment. These wells also have working interests which are owned by limited partnerships for which we acted as general partner. As required by the Securities and Exchange Commission, the profit received by our contract drilling segment of $841,000 and $1,883,000 during 2002 and 2003, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

Additional Information. Further information relating to contract drilling operations can be found in Notes 1, 2 and 10 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

                        OUR OIL AND NATURAL GAS BUSINESS

General. In 1979 we began to develop our exploration and production operations to diversify our contract drilling revenues. Today, our wholly owned subsidiary conducts our exploration and production activities. Our producing oil and natural gas properties, undeveloped leaseholds and related assets are mainly in Oklahoma, Texas, Louisiana and New Mexico and, to a lesser extent, in Arkansas, North Dakota, Colorado, Wyoming, Montana, Alabama, Mississippi, Illinois, Michigan, Nebraska and Canada.

     The following table presents certain information regarding the company's oil and gas operations as of December 31, 2003.

                                                              Average Daily
                                                               Production
                                                         -----------------------
                               Number of
                                 Gross       Number of
  Property/Area                  Wells       Net Wells       Mcf         Bbls
  -------------                ----------   ----------   ----------   ----------

  Western Division
    (includes the Rocky
    Mountain Region,
    New Mexico, Western
    and Southern Texas
    and the Gulf Coast
    Region)                          981       254.44       13,600          880

  East Division
    (consists principally
    of the Appalachian
    Region, Arkansas,
    parts of East Texas
    and Eastern Oklahoma             553       146.04       17,100           40

  Central Division
    (consist principally
    of Kansas, the rest
    of Oklahoma and
    Texas Panhandle
    Areas)                         1,794       427.91       25,800          480

  Canada                              65         1.63          100           --
                               ----------   ----------   ----------   ----------
  Total                            3,393       830.02       56,600        1,400
                               ==========   ==========   ==========   ==========

     When we are the operator of a property, we generally employ our own drilling rigs.

Acquisition. On January 30, 2004, we acquired the outstanding common stock of PetroCorp Incorporated for $182.1 million in cash. PetroCorp Incorporated explored and developed oil and natural gas properties primarily in Texas and Oklahoma. Approximately 84% of the oil and natural gas properties acquired in the acquisition are located in the Mid-Continent and Permian basins, while 6% are located in the Rocky Mountains and 10% are located in the Gulf Coast basin. The acquired properties increase our reserve base by approximately 56.7 billion equivalent cubic feet of natural gas and provide additional locations for development drilling in the future. With the acquisition of PetroCorp Incorporated we also entered into a new $150 million credit facility to replace our existing loan agreement as more fully discussed in Note 4 to the Consolidated Financial Statements in Item 8 hereof.


Well and Leasehold Data. The tables below set forth certain information regarding our oil and natural gas exploratory and development drilling operations:

                                       Year Ended December 31,
                     ----------------------------------------------------------
                             2001                2002                2003
                     ------------------  ------------------  ------------------
                       Gross      Net      Gross      Net      Gross      Net
                     --------  --------  --------  --------  --------  --------
Wells Drilled:
--------------
Exploratory:
    Oil                    1       .01        --        --        --        --
    Natural gas            8      3.60         2      0.50         3      1.84
    Dry                    5      4.46         5      2.00         1      1.00
                     --------  --------  --------  --------  --------  --------
                          14      8.07         7      2.50         4      2.84
                     --------  --------  --------  --------  --------  --------
Development:
    Oil                    6      1.06         4      1.91         5      2.13
    Natural gas           87     33.51        68     33.25       120     46.22
    Dry                   18     10.80        17     14.21        20     10.38
                     --------  --------  --------  --------  --------  --------
                         111     45.37        89     49.37       145     58.73
                     --------  --------  --------  --------  --------  --------
        Total            125     53.44        96     51.87       149     61.57
                     ========  ========  ========  ========  ========  ========

                                       Year Ended December 31,
                     ----------------------------------------------------------
                            2001                2002                2003
                     ------------------  ------------------  ------------------
                       Gross      Net      Gross      Net      Gross      Net
                     --------  --------  --------  --------  --------  --------
Oil and Natural
  Gas Wells
  Producing or
  Capable of
  Producing:
---------------
    Oil - USA            786    279.06       790    273.34       803    280.40
    Oil -
      Canada              --        --        --        --        --        --
    Gas - USA          2,188    457.38     2,449    524.45     2,525    547.99
    Gas -
      Canada              64      1.60        65      1.63        65      1.63
                     --------  --------  --------  --------  --------  --------
            Total      3,038    738.04     3,304    799.42     3,393    830.02
                     ========  ========  ========  ========  ========  ========

     On March 1, 2004, we were participating in the drilling of 14 gross (7.1 net) wells in the United States.

     Cost incurred for development drilling includes $9.7 million, $10.8 million and $20.4 million in 2001, 2002 and 2003, respectively, to develop booked proved undeveloped reserves.

     The following table summarizes our oil and natural gas leasehold acreage for each of the years indicated:

                         Developed               Undeveloped
                          Acreage                  Acreage
                   ---------------------    ---------------------
                     Gross        Net         Gross        Net
                   ---------   ---------    ---------   ---------
2001:
-----
    USA             567,731     155,890      110,489      69,229
    Canada           39,040         976        7,273       3,636
                   ---------   ---------    ---------   ---------
        Total       606,771     156,866      117,762      72,865
                   =========   =========    =========   =========

2002:
-----
    USA             585,313     166,397      142,764      79,911
    Canada           39,040         976        5,441       3,360
                   ---------   ---------    ---------   ---------
        Total       624,353     167,373      148,205      83,271
                   =========   =========    =========   =========

2003(1):
-------
    USA             600,872     173,674      159,663      90,862
    Canada           39,040         976        4,162       2,624
                   ---------   ---------    ---------   ---------
        Total       639,912     174,650      163,825      93,486
                   =========   =========    =========   =========

----------------
(1) Approximately 80% of the net undeveloped acres are covered by leases that will expire in each of the years 2004 - 2006 unless drilling or production otherwise extends the terms of the leases.

     Future development costs estimated to be expended to develop our proved undeveloped reserves in the USA in 2004, 2005 and 2006, as disclosed in our December 31, 2003 reserve report, are $33.8 million, $29.3 million and $3.3 million, respectively. No similar future development costs have been estimated for Canada.

Price and Production Data. The following table sets forth our average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf [1 barrel (Bbl) of oil = 6 thousand cubic feet (Mcf) of natural gas] of production for the years indicated:

                                                Year Ended December 31,
                                          ----------------------------------
                                             2001        2002        2003
                                          ----------  ----------  ----------
 Average Sales Price per Barrel of Oil
   Produced:
     USA price before hedging             $   23.58   $   21.54   $   26.94
     Effect of hedging                         0.04          --          --
                                          ----------  ----------  ----------
     USA price including hedging          $   23.62   $   21.54   $   26.94
                                          ==========  ==========  ==========
     Canada                               $      --   $      --   $      --
                                          ==========  ==========  ==========

 Average Sales Price per Mcf of Natural
   Gas Produced:
     USA price before hedging             $    3.89   $    2.87   $    4.87
     Effect of hedging                         0.11          --          --
                                          ----------  ----------  ----------
     USA price including hedging          $    4.00   $    2.87   $    4.87
                                          ==========  ==========  ==========

     Canada price before hedging          $    4.21   $    2.11   $    4.49
     Effect of hedging                           --          --          --
                                          ----------  ----------  ----------
     Canada price including hedging       $    4.21   $    2.11   $    4.49
                                          ==========  ==========  ==========

 Oil Production (Mbbls):
     USA                                        492         473         516
     Canada                                      --          --          --
                                          ----------  ----------  ----------
         Total                                  492         473         516
                                          ==========  ==========  ==========

 Natural Gas Production (MMcf):
     USA                                     18,819      18,927      20,610
     Canada                                      45          41          38
                                          ----------  ----------  ----------
         Total                               18,864      18,968      20,648
                                          ==========  ==========  ==========

 Average Production Cost per
   Equivalent Mcf:
     USA                                  $    0.86   $    0.79   $    0.90
     Canada                               $    0.51   $    0.60   $    0.56


Oil and Natural Gas Reserves. The following table sets forth our estimated proved developed and undeveloped oil and natural gas reserves for each of the years indicated:

                                                Year Ended December 31,
                                          ----------------------------------
                                             2001        2002        2003
                                          ----------  ----------  ----------
 Oil (Mbbls):
     USA                                      4,343       4,096       5,141
     Canada                                      --          --          --
                                          ----------  ----------  ----------
         Total                                4,343       4,096       5,141
                                          ==========  ==========  ==========

 Natural gas (MMcf):
     USA                                    227,865     244,494     253,542
     Canada                                     389         317         650
                                          ----------  ----------  ----------
         Total                              228,254     244,811     254,192
                                          ==========  ==========  ==========

     Our oil production is sold at or near our wells under purchase contracts at prevailing prices in accordance with arrangements customary in the oil industry. Our natural gas production is sold to intrastate and interstate pipelines as well as to independent marketing firms under contracts with terms generally ranging from one month to a year. Most of these contracts contain provisions for readjustment of price, termination and other terms customary in the industry.

Additional Information. Further information relating to oil and natural gas operations can be found in Notes 1, 10, 12 and 13 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

                         VOLATILE NATURE OF OUR BUSINESS

     The prevailing prices for natural gas and oil significantly affect our revenues, operating results, cash flow and future rate of growth. Because natural gas makes up the biggest part of our oil and natural gas reserves as well as the focus of most of the drilling work we do for others, changes in natural gas prices have a larger impact on us than changes in oil prices. Historically, oil and natural gas prices have been volatile, and we expect them to continue to be so.

     The following table shows the highest and lowest average monthly natural gas and oil price we received by quarter for each of the periods indicated:

                         Average Monthly              Average Monthly
                    Natural Gas Price per Mcf        Oil Price per Bbl
                    -------------------------    -------------------------
  QUARTER               High          Low            High          Low
  -------           -----------   -----------    -----------   -----------
  2001:
      First         $     9.35    $     4.82     $    28.13    $    26.20
      Second        $     4.92    $     3.69     $    26.63    $    23.78
      Third         $     3.45    $     2.05     $    24.66    $    23.35
      Fourth        $     2.42    $     2.08     $    18.99    $    16.28
  2002:
      First         $     2.11    $     1.87     $    19.60    $    15.58
      Second        $     3.03    $     2.98     $    23.44    $    22.07
      Third         $     2.97    $     2.47     $    23.57    $    23.01
      Fourth        $     3.95    $     3.35     $    25.59    $    21.90
  2003:
      First         $     8.38    $     4.18     $    32.72    $    27.74
      Second        $     5.59    $     4.22     $    27.10    $    24.56
      Third         $     4.63    $     4.36     $    27.41    $    23.62
      Fourth        $     5.06    $     4.06     $    27.48    $    26.31

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

     .  the level of consumer demand;

     . United States storage levels of natural gas; . the ability to transport to key markets;

     .  weather conditions;

     .  domestic and foreign government regulations;

     .  the price, availability and acceptance of alternative fuels; and

     .  overall economic conditions.

     These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil and natural gas.

     Our contract drilling operations are dependent on the level of demand in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect demand. Because oil and natural gas prices are volatile, the level of demand for our services can also be volatile. Natural gas prices started to fall in February, 2001. As a result, we started to receive less demand for our drilling rigs starting in October, 2001 and the rates received for our rigs also began to fall until they reached a low of $7,275 per day in February of 2003. As natural gas and oil prices once again began to rise during the last half of 2002 and in the second quarter of 2003 through the remainder of the year both demand for our rigs and dayrates began to improve. In December 2003, the average dayrate of the 76 drilling rigs that we owned prior to the SerDrilco acquisition was approximately $8,200 per day. The 12 rigs added in December 2003 had a dayrate of approximately $7,500 resulting in an average dayrate of $8,130 for all 88 rigs in December 2003. Since short-term and long-term trends in oil and natural gas prices affect the demand for our rigs, future demand and dayrates received for our drilling services is uncertain.

                                   COMPETITION

     All of our businesses are highly competitive. Competition in onshore contract drilling traditionally involves such factors as price, efficiency, condition of equipment, availability of labor and equipment, reputation and customer relations. Some of our competitors in the onshore contract drilling business are substantially larger than we are and have appreciably greater financial and other resources. The competitive environment within which we operate is uncertain and price oriented.

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

             OIL AND NATURAL GAS PROGRAMS AND CONFLICTS OF INTEREST

     Unit Petroleum Company serves as the general partner of 10 oil and gas limited partnerships. Four were formed for investment by third parties and six (the employee partnerships) were formed to allow employees of Unit and its subsidiaries and directors of Unit to participate in Unit Petroleum's oil and gas exploration and production operations. The partnerships for the third party investments were formed in 1984, 1985 and 1986. An additional third party partnership, the 1979 Oil and Gas Limited Partnership was dissolved on July 1, 2003. Employee partnerships have been formed for each year beginning with 1984.

     The employee partnerships formed in 1984 through 1990 were consolidated into a single consolidating partnership in 1993 and the employee partnerships formed in 1991 through 1999 were also consolidated into the consolidating partnership in 2002. The consolidation of the 1991 through the 1999 employee partnerships at the end of last year was done by the general partners under the authority contained in the respective partnership agreements and did not involve any vote, consent or approval by the limited partners. The employee partnerships have each had a set annual percentage (ranging from 1% to 15%) of our interest in most of the oil and natural gas wells we drill or acquire for our own account during the particular year for which the partnership was formed. The total interest the employees have in our oil and natural gas wells by participating in these partnerships does not exceed one percent.

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

     These partnerships are further described in Notes 1 and 7 to Consolidated Financial Statements set forth in Item 8 hereof.

                                    EMPLOYEES

     As of March 1, 2004, we had approximately 1,882 employees in our land contract drilling operations, 70 employees in our oil and natural gas operations and 60 in our general corporate area. None of our employees are members of a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

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

     Generally, our drilling contracts provide for the division of responsibilities between us and our customer, and we seek to obtain indemnification from our drilling customers for some of these risks. To the extent that we are unable to transfer these risks to our drilling customers, we seek protection through insurance. However, our insurance or our indemnification agreements, if any, may not adequately protect us against liability from the consequences of the hazards described above. In addition, even if we have insurance coverage, we may still have a degree of exposure based on the amount of our deductible. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations, could result in substantial losses to us. In addition, we may not be able to obtain insurance to cover any or all of these risks. Even if available, the insurance might not be adequate to cover all of our losses, or we might decide against obtaining that insurance because of high premiums or other costs.

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

     . compliance with governmental requirements; and . shortages or delays in the availability of drilling rigs or drilling crews and the delivery of equipment.

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

                            GOVERNMENTAL REGULATIONS

     Various state and federal regulations affect the production and sale of oil and natural gas. All states in which we conduct activities impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

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

                              SAFE HARBOR STATEMENT

     This report, including information included in, or incorporated by reference from, future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by or on behalf of us, contain, or may contain, certain statements that are "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, included or incorporated by reference in this report, which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are used to identify forward-looking statements.

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

     These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

     . the risk factors discussed in this annual report and in the documents we incorporate by reference;
     .  general economic, market or business conditions;
     .  the nature or lack of business opportunities that we pursue;
     .  demand for our land drilling services;
     .  changes in laws or regulations; and
     .  other factors, most of which are beyond our control.

     You should not place undue reliance on any of these forward-looking statements. We disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

     In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made by us, the following discussion outlines certain factors that in the future could cause our consolidated results for 2004 and beyond to differ materially from those that may be presented in any such forward-looking statement made by or on behalf of us.

Commodity Prices. The prices we receive for our oil and natural gas production have a direct impact on our revenues, profitability and our cash flow as well as our ability to meet our projected financial and operational goals. The prices for natural gas and crude oil are heavily dependent on a number of factors beyond our control, including the demand for oil and/or natural gas; current weather conditions in the continental United States

(which can greatly influence the demand for natural gas at any given time as well as the price we receive for such natural gas; the amount and timing of liquid natural gas imports; and the ability of current distribution systems in the United States to effectively meet the demand for oil and/or natural gas at any given time, particularly in times of peak demand which may result due to adverse weather conditions. Oil prices are extremely sensitive to foreign influences on political, social or economic underpinnings, any one of which could have an immediate and significant effect on the price and supply of oil. In addition, prices of both natural gas and oil are becoming more and more influenced by trading on the commodities markets which, at times, has tended to increase the volatility associated with these prices resulting, at times, in large differences in such prices even on a month-to-month basis. All of these factors, especially when coupled with the fact that much of our product prices are determined on a daily basis, can, and at times do, lead to wide fluctuations in the prices we receive.

     Based on our 2003 production, a $.10 per Mcf change in what we receive for our natural gas production would result in a corresponding $160,300 per month ($1,923,600 annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price would have a $40,000 per month ($480,000 annualized) change in our pre-tax operating cash flow. During 2003, substantially all of our natural gas and crude oil volumes were sold at market responsive prices.

     In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we sometimes enter into hedging or swap arrangements. Our hedging or swap arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. These hedging or swap arrangements may expose us to risk of financial loss and limit the benefit to us of increases in prices and are more fully discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof.

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

     The information regarding discounted future net cash flows included in this document is not necessarily the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are determined based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also are affected by the following factors:

     .  the amount and timing of production;
     .  supply and demand for oil and natural gas;
     . increases or decreases in consumption; and . changes in governmental regulations or taxation.

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

Debt and Bank Borrowing. We have experienced and expect to continue to experience substantial working capital needs due to the growth in our drilling operations and our active exploration and development programs. Historically, we have funded our working capital needs through a combination of internally generated cash flow, equity financing and borrowings under our bank loan agreement. We currently have, and will continue to have, a certain amount of indebtedness. At December 31, 2003, our long-term debt outstanding was $400,000. With the acquisition of PetroCorp Incorporated (as further discussed in Note 12 of the Notes to Consolidated Financial Statements) on January 30, 2004, we signed a new loan agreement with a total loan commitment of $150 million, but we elected to limit the amount available for borrowing under our bank loan agreement to $120 million in order to reduce our financing costs. After the PetroCorp acquisition our outstanding debt on February 18, 2004 was $90.0 million.

     Our level of debt, the cash flow needed to satisfy our debt and the loan covenants could:

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

     The amount of our existing debt as well as our future debt is, to a large extent, a function of the costs associated with the projects we undertake at any given time and the cash flow we receive. Generally, our normal operating costs are those associated with the drilling of oil and natural gas wells, the acquisition of producing properties, and the costs associated with the maintenance or expansion of our drilling rig fleet. To some extent, these costs, particularly the first two items, are discretionary and we maintain a degree of control regarding the timing and/or the need to incur the same. However, in some cases, unforeseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly rig component due to an unexpected loss, which could force us to incur increased debt above that which we had expected or forecasted. Likewise, if our cash flow should prove to be insufficient to cover our current cash requirements we would need to increase our debt either through bank borrowings or otherwise.

Executive Officers. The table below and accompanying footnotes set forth certain information concerning each of our executive officers as of March 15, 2004.

      NAME            AGE                            POSITION HELD
----------------      ---            -------------------------------------------

John G. Nikkel         69            Chairman of the Board since August 1, 2003
                                     Director since 1983
                                     Chief Executive Officer since July 1, 2001
                                     President and Chief Operating Officer from
                                       1983 to August 1, 2003

Larry D. Pinkston      49            Director since January 15, 2004
                                     President since August 1, 2003
                                     Chief Operating Officer since February 24,
                                       2004
                                     Vice President and Chief Financial Officer
                                       from May 1989 to February 24, 2004

Mark E. Schell         46            Senior Vice President since December 2002
                                     General Counsel and Corporate Secretary
                                       since January 1987

Philip M. Keeley(1)    62            Senior Vice President, Exploration and
                                       Production since 1983

David T. Merrill       43            Chief Financial Officer and Treasurer
                                       since February 24,2004
                                     Vice President of Finance from August
                                       2003 to February 24,2004

------------------
(1) Mr. Keeley has announced his plans to retire effective April, 15, 2004

     Mr. Nikkel joined Unit as its President, Chief Operating Officer and a director in 1983. He was elected its Chief Executive Officer in July, 2001 and Chairman of the Board in August, 2003. He currently holds the position of Chairman of the Board and Chief Executive Officer. From 1976 until January, 1982 when he co-founded Nike Exploration Company, Mr. Nikkel was an officer and director of Cotton Petroleum Corporation, serving as the President of Cotton from 1979 until his departure. Prior to joining Cotton, Mr. Nikkel was employed by Amoco Production Company for 18 years, last serving as Division Geologist for Amoco's Denver Division. Mr. Nikkel presently serves as President and a director of Nike Exploration Company. From August 16, 2000 until August 23, 2002 Mr. Nikkel, in connection with Unit's investment in the company, also served as a director of Shenandoah Resources Ltd., a Canadian company. Shenandoah Resources Ltd. filed for creditors protection under The Companies' Creditor Arrangement Act in April 2002 with the Court of Queen's Bench of Alberta, Judicial District of Calgary. Mr. Nikkel received a Bachelor of Science degree in Geology and Mathematics from Texas Christian University.

     Mr. Pinkston joined Unit in December, 1981. He had served as Corporate Budget Director and Assistant Controller prior to being appointed Controller in February, 1985. In December, 1986 he was elected Treasurer of the company and was elected to the position of Vice President and Chief Financial Officer in May, 1989. In August, 2003, he was elected to the position of President of the company as well as its Chief Financial Officer. In February, 2004, in addition to his position as President, he was elected to the office of Chief Operating Officer. He was elected as director of the company by the Board in January, 2004. Mr. Pinkston holds the offices of President and Chief Operating Officer. He holds a Bachelor of Science Degree in Accounting from East Central University of Oklahoma and is a Certified Public Accountant.

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

     Mr. Merrill joined Unit in August 2003 and served as its Vice President, Finance until February, 2004 when he was elected to the position of Chief Financial Officer and Treasurer. From May 1999 through August 2003, Mr. Merrill served as Senior Vice President, Finance with TV Guide Networks, Inc. From July 1996 through May 1999 he was a Senior Manager with Deloitte & Touche LLP. From July 1994 through July 1996 he was Director of Financial Reporting and Special Projects for MAPCO, Inc. He began his career as an auditor with Deloitte, Haskins & Sells in 1983. Mr. Merrill received a Bachelor of Business Administration Degree in Accounting from the University of Oklahoma and is a Certified Public Accountant.

Item 3.  Legal Proceedings
-------  -----------------

     We are a party to various legal proceedings arising in the ordinary course of our business, none of which, in our opinion, will result in judgments which would have a material adverse effect on our financial position, operating results or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to our security holders during the fourth quarter of 2004.

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
-------  -----------------------------------------------------------------
            Matters and Issuer Purchases of Equity Securities
            -------------------------------------------------

     Our common stock trades on the New York Stock Exchange under the symbol "UNT." The following table identifies the high and low sales prices per share of our common stock for the periods indicated:

                           2002                         2003
                -------------------------    -------------------------
  QUARTER           High          Low            High          Low
  -------       -----------   -----------    -----------   -----------
  First         $    18.60    $    10.24     $    21.99    $    16.30
  Second        $    20.93    $    16.01     $    23.39    $    19.14
  Third         $    19.25    $    13.65     $    22.60    $    18.68
  Fourth        $    20.44    $    16.71     $    24.51    $    18.40


     On March 1, 2004 there were 1,763 record holders of our common stock.

     We have never paid cash dividends on our common stock and currently intend to continue our policy of retaining earnings from our operations. Our loan agreement prohibits us from declaring and paying dividends (other than stock dividends) in any fiscal year in an amount greater than 25% of our preceding year's consolidated net income.

Item 6.  Selected Financial Data
-------  -----------------------

                                       Year Ended December 31,
                      ----------------------------------------------------------
                       1999 (1)      2000        2001        2002        2003
                      ----------  ----------  ----------  ----------  ----------
                                (In thousands except per share amounts)

Revenues              $ 102,352   $ 201,264   $ 259,179   $ 187,636   $ 302,584
                      ==========  ==========  ==========  ==========  ==========
Income Before Change
  in Accounting
  Principle           $   3,048   $  34,344   $  62,766   $  18,244   $  48,864
                      ==========  ==========  ==========  ==========  ==========
Net Income            $   3,048   $  34,344   $  62,766   $  18,244   $  50,189
                      ==========  ==========  ==========  ==========  ==========
Income Before Change
  in Accounting
  Principle per
  Common Share:

    Basic             $    0.10   $    0.96   $    1.75   $    0.47   $    1.12
                      ==========  ==========  ==========  ==========  ==========
    Diluted           $    0.10   $    0.95   $    1.73   $    0.47   $    1.12
                      ==========  ==========  ==========  ==========  ==========
Net Income per
  Common Share:
    Basic             $    0.10   $    0.96   $    1.75   $    0.47   $    1.15
                      ==========  ==========  ==========  ==========  ==========
    Diluted           $    0.10   $    0.95   $    1.73   $    0.47   $    1.15
                      ==========  ==========  ==========  ==========  ==========

Total Assets          $ 295,567   $ 346,288   $ 417,253   $ 578,163   $ 712,925
                      ==========  ==========  ==========  ==========  ==========
Long-Term Debt        $  67,239   $  54,000   $  31,000   $  30,500   $     400
                      ==========  ==========  ==========  ==========  ==========
Other Long-Term
  Liabilities         $   2,325   $   3,597   $   4,110   $   5,439   $  17,893
                      ==========  ==========  ==========  ==========  ==========
Cash Dividends
  Per Common Share    $      --   $      --   $      --   $      --   $      --
                      ==========  ==========  ==========  ==========  ==========
----------------------
(1) Restated for the merger with Questa Oil and Gas Co.


     See Item 7. Management's Discussion of Financial Condition and Results of Operations for a review of 2001, 2002 and 2003 activity.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
           Results of Operations
           ---------------------

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Summary. Our financial condition and liquidity depends on the cash flow from our two principal subsidiaries and borrowings under our bank loan agreement. Our cash flow is influenced mainly by the prices we receive for our natural gas production, the demand for and the dayrates we receive for our drilling rigs and, to a lesser extent, the prices we receive for our oil production. At December 31, 2003, we had cash totaling $598,000 and we had borrowed $400,000 under our loan agreement.

     Over the last six months of 2003 the average monthly natural gas price we received excluding the impact of hedging, ranged from $4.06 in October to $5.06 in December and the average Nymex Henry Hub daily price for the same time period ranged from $4.79 to $7.00. With the average Nymex contract settle price for the next twelve months at $5.40 on February 18, 2004, we expect natural gas prices to remain at levels that will increase demand for our rigs and provide upward movement on the rates we receive for our contract drilling services. There is, however, no assurance that these prices will actually be sustained throughout 2004.

     The following is a summary of certain financial information as of December 31, 2003 and for the year ended December 31, 2003:

       Working Capital . . . . . . .    $  20,931,000
       Long-Term Debt. . . . . . . .    $     400,000
       Shareholders' Equity. . . . .    $ 515,768,000
       Ratio of Long-Term Debt to
         Total Capitalization. . . .              --%
       Net Income. . . . . . . . . .    $  50,189,000
       Net Cash Provided by
         Operating Activities. . . .    $ 121,712,000

     The following table summarizes certain operating information for the years ended December 31, 2002 and 2003:

                                                                   Percent
                                         2002           2003        Change
                                     ------------   ------------   --------
       Oil Production (Bbls) . . .       473,000        516,000         9%
       Natural Gas Production (Mcf)   18,968,000     20,648,000         9%
       Average Oil Price Received.   $     21.54     $     26.94       25%
       Average Natural Gas Price
         Received. . . . . . . . .   $      2.87     $      4.87       70%
       Average Number of Our
         Drilling Rigs in Use
         During the Period . . . .          39.1            62.9       61%

     In December 2003, we acquired SerDrilco Incorporated for $35.0 million in cash. To finance the acquisition we sold 2.0 million shares of common stock for net proceeds of $42.1 million.

Our Bank Loan Agreement. At December 31, 2003, we had a $100 million bank loan agreement consisting of a revolving credit facility through May 1, 2005 and a term loan thereafter, maturing on May 1, 2008. On January 30, 2004, in conjunction with our acquisition of PetroCorp Incorporated, we replaced our loan agreement with a revolving credit facility totaling $150 million having a four year term ending January 30, 2008. Borrowings under the new credit facility are limited to a commitment amount. Although the current value of our assets under the latest loan value computation supported the full $150 million, we elected to set the loan commitment at $120 million in order to reduce financing costs since we are charged a commitment fee of .375 of 1% on the amount available but not borrowed. We paid origination, agency and syndication fees of $515,000 at the inception of the new agreement, $40,000 of which will be paid annually and the remainder of the fees amortized over the four year life of the loan. Following the acquisition of PetroCorp Incorporated our borrowings were $90.0 million on February 18, 2004.

     The loan value under our current credit facility is subject to a semi-annual re-determination on May 10 and November 10 of each year, beginning May 10, 2004. The calculation is based primarily on the sum of a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. Provisions are also in the agreement which allow for one requested special re-determination of the borrowing base by either the lender or us between each scheduled re-determination date if conditions warrant such a request.

     At our election, any portion of the debt outstanding may be fixed at a Eurodollar Rate for 30, 60, 90 or 180 day terms. During any Eurodollar Rate funding period the outstanding principal balance of the note to which such Eurodollar Rate option applies may be repaid upon three days prior notice to the Administrative Agent. Interest on the Eurodollar Rate is computed at the Eurodollar Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and is payable at the end of each term or every 90 days whichever is less. Borrowings not under the Eurodollar Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At February 18, 2004, all of our $90.0 million debt was subject to the Eurodollar Rate.

     The loan agreement includes prohibitions against:

     . the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year,
     . the incurrence of additional debt with certain very limited exceptions and
     . the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our property, except in favor of our banks.

     The loan agreement also requires that at the end of each quarter:

     . consolidated net worth of at least $350 million, . a current ratio (as defined in the loan agreement) of not less than 1 to
        1 and
     . a leverage ratio of long-term debt to consolidated EBITDA (as defined in the loan agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

Hedging. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow. We entered into a collar contract covering approximately 25% of our daily oil production for January and February of 2001. The collar had a floor of $26.00 per barrel and a ceiling of $33.00 per barrel and we received $0.86 per barrel for entering into the transaction. During the first quarter of 2001, our oil hedging transaction yielded an increase in our oil revenues of $17,200.

     During the second quarter of 2001, we entered into a natural gas collar contract for approximately 36% of our June and July 2001 production, at a floor price of $4.50 and a ceiling price of $5.95. During the third quarter of 2001, we entered into two natural gas collar contracts for approximately 38% of our September through November 2001 natural gas production. Both contracts had a floor price of $2.50. One contract had a ceiling of $3.68 and the other contract had a ceiling of $4.25. During the year of 2001, the collar contracts increased natural gas revenues by $2,030,000.

     On April 30, 2002, we entered into a collar contract covering approximately 19% of our natural gas production for the periods of April 1, 2002 through October 31, 2002. The collar had a floor of $3.00 and a ceiling of $3.98. During the year of 2002, our natural gas hedging transactions increased natural gas revenues by $40,300. We did not have any hedging transactions outstanding at December 31, 2002.

     During the first quarter of 2003, we entered into two collar contracts covering approximately 40% of our natural gas production for the periods of April 1, 2003 through September 30, 2003. One collar had a floor of $4.00 and a ceiling of $5.75 and the other collar had a floor of $4.50 and a ceiling of $6.02. We also entered into two collar contracts covering approximately 25% of our oil production for the periods of May 1, 2003 through December 31, 2003. One collar had a floor of $25.00 and a ceiling of $32.20 and the other collar had a floor of $26.00 and a ceiling of $31.40. During the year of 2003, the collar contracts decreased natural gas revenues by $6,000 and oil revenues by $5,000. We did not have any hedging transactions outstanding at December 31, 2003.

     In January 2004, we entered into a natural gas collar covering approximately 14% of our estimated natural gas production. The transaction covers the periods of April through October of 2004 and has a floor of $4.50 and a ceiling of $6.76. We also entered into an oil hedge covering approximately 40% of our estimated oil production. The transaction covers the periods of February through December of 2004 and has an average price of $31.40.

Self-Insurance. We are self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. The exposure (i.e. our deductible or retention) per occurrence ranges from $200,000 for general liability to $1 million for rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain claims. There is no assurance that such coverage will adequately protect us against liability from all potential consequences. Following the acquisition of SerDrilco we have continued to use its ERISA governed occupational injury benefit plan to cover its employees in lieu of covering them under an insured Texas workers' compensation plan.

Impact of Prices for Our Oil and Natural Gas. With the acquisition of PetroCorp Incorporated (as further discussed in Note 12 of the Notes to Consolidated Financial Statements), natural gas comprises 86% of our total oil and natural gas reserves. Before the acquisition, natural gas comprised 89% of our reserves. Any significant change in natural gas prices has a material affect on our revenues, cash flow and the value of our oil and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances and by world wide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we can not predict nor measure their future influence on the prices we will receive.

     Based on our production in 2003, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $160,300 per month ($1,923,600 annualized) change in our pre-tax operating cash flow. Our 2003 average natural gas price was $4.87 compared to an average natural gas price of $2.87 for 2002. A $1.00 per barrel change in our oil price would have a $40,000 per month ($480,000 annualized) change in our pre-tax operating cash flow based on our production in 2003. Our

2003 average oil price was $26.94 compared with an average oil price of $21.54 received in 2002.

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

     We sell most of our natural gas production to third parties under month-to-month contracts. Several of these buyers have experienced financial complications resulting from the recent investigations into the energy trading industry. The long-term implications to the energy trading business, as well as to oil and natural gas producers, because of these investigations remains, to be determined. We continue to evaluate the information available to us about our buyers and try to reduce any possible future adverse impact to us. Presently we believe that our buyers will be able to perform their commitments to us. For 2003, purchases by Cinergy Marketing & Trading LP accounted for approximately 17% of our oil and natural gas revenues while purchases by Centerpoint Energy Gas accounted for approximately 16% of our oil and natural gas revenues. We own a 16.7% limited partner interest in Eagle Energy Partners I LP, whose purchases, which are competitively marketed, accounted for 6% of our oil and natural gas revenues in 2003. We have increased our sales to Eagle Energy Partners I LP since we first started selling natural gas to them in August, 2003. For the period August through December 2003 Eagle has purchased 16% of our oil and natural gas revenues and they marketed approximately 37% of the natural gas volumes we sold for ourselves and third parties during the same five month period.

Oil and Natural Gas Acquisitions and Capital Expenditures. Most of our capital expenditures are discretionary and directed toward future growth. Our decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when to incur such costs. We drilled 149 wells (61.57 net wells) in 2003 compared to 96 wells (51.87 net wells) in 2002. Our total capital expenditures for oil and natural gas exploration and acquisitions in 2003 totaled $73.3 million excluding capitalized cost for the recording of the plugging liability associated with our wells. Based on current prices, we plan to drill an estimated 165 to 175 wells in 2004 and total capital expenditures for oil and natural gas exploration and acquisitions is planned to be around $95 million.

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

     Most of our contract drilling fleet is targeted to the drilling of natural gas wells, so changes in natural gas prices influence the demand for our drilling rigs and the prices we can charge for our contract drilling services. In the last half of 1999 and throughout 2000, as oil and natural gas prices increased, we experienced a big increase in demand for our rigs. Demand continued to increase until the end of the third quarter of 2001 and reached a high when 52 of our rigs were working in July 2001. Because of declining natural gas prices throughout 2001, demand for our rigs dropped significantly in the fourth quarter of 2001 and stabilized with between 30 and 35 rigs operating in the first half of 2002. The rates received for our rigs also began to fall until they reached a low of $7,275 per day in February of 2003. Natural gas and oil prices once again began to rise during the last half of 2002 and in the second quarter of 2003 through the remainder of the year both demand for our rigs and dayrates continued to improve. In December 2003 the average dayrate on the 75 rig fleet owned by us throughout 2003 was approximately $8,200 per day and the 12 Service rigs added in December 2003 had a dayrate of approximately $7,500 making the average dayrate for the 88 rig fleet $8,130 in December 2003. The average use of our rigs in 2003 was 62.9 rigs (83%) compared with 39.1 rigs (63%) for 2002. Our average dayrate in 2003 was $7,808 compared to $7,716 for 2002. Based on the average utilization of our rigs in 2003, a $100 per day change in dayrates has a $6,290 per day ($2,296,000 annualized) change in our pre-tax operating cash flow. Utilization and dayrates for our drilling rigs will depend mainly on the price of natural gas.

     Our contract drilling subsidiary provides drilling services for our exploration and production subsidiary. The contracts for these services are issued under the same conditions and rates as the contracts we have entered into with unrelated third parties. During 2003, we drilled 43 wells for our exploration and production subsidiary. Per regulations provided by the Securities and Exchange Commission, the profit received by our contract drilling segment of $841,000 and $1,883,000 during 2002 and 2003, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

Drilling Acquisitions and Capital Expenditures. On December 8, 2003, we acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest LLC for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to obtain one-half of the cash flow in excess of $10 million for each of the three years following the acquisition. The assets of SerDrilco Incorporated included 12 drilling rigs, spare drilling equipment, a fleet of 12 larger trucks and trailers, various other vehicles and a district office and an equipment yard in and near Borger, Texas. For our contract drilling operations during 2003, we incurred $71.9 million in capital expenditures, which includes $35.0 million in cash and $10.9 million for goodwill resulting from deferred tax liabilities recorded in connection with the SerDrilco acquisition. For the year 2004, we have budgeted capital expenditures of approximately $30 million for our contract drilling operations.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships. We are the general partner for 10 oil and natural gas partnerships which were formed privately and publicly. The partnership's revenues and costs are shared under formulas prescribed in each limited partnership agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party's share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party's behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party's level of activity and are considered by management to be reasonable. During 2001, 2002 and 2003, the total paid to us for all of these fees was $1,107,000, $929,000 and $873,000, respectively. We expect the fees to be about the same in 2004. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

     We own a 40% equity interest in Superior Pipeline Company LLC, an Oklahoma Limited Liability Company. Superior is a natural gas gathering and processing company. Our investment, including our share of the equity in the earnings of this company, totaled $3.0 million at December 31, 2003 and is reported in other assets in our accompanying balance sheet. During 2003, Superior Pipeline Company LLC purchased $3.3 million of our natural gas production and paid $64,000 for our natural gas liquids. We paid this company $39,000 for gathering and compression services.

     We also own a 16.7% limited partnership interest in Eagle Energy Partnership I, L.P. ("Eagle"), carried at cost, for $2.5 million. Eagle is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), future commodities, and the performance of scheduling and nomination services for both energy related commodities and similar energy management functions. Eagle was marketing approximately 46% of the natural gas volumes we sell for ourselves and third parties in December 2003 and during February 2004 they are marketing 48%.

Contractual Commitments. We have the following contractual obligations at December 31, 2003:

                                       Payments Due by Period
                         --------------------------------------------------
                                      Less
       Contractual                   Than 1      2-3        4-5     After 5
       Obligations         Total      Year      Years      Years     Years
      -------------      ---------  --------  --------  ---------  --------
                                           (In thousands)

      Bank Debt(1)       $    400   $    --   $    --   $    400   $    --
      Retirement
        Agreement(2)        1,650       300       600        600       150
      Operating
        Leases(3)           3,555       719     1,424        954       458
                         ---------  --------  --------  ---------  --------
      Total
        Contractual
        Obligations      $  5,605   $ 1,019   $ 2,024   $  1,954   $   608
                         =========  ========  ========  =========  ========
     -------------------

     (1) See Previous Discussion in Management Discussion and Analysis regarding bank debt. The obligation is presented in accordance with the terms of the loan agreement signed on January 30, 2004.

     (2) In the second quarter of 2001, we recorded $1.3 million in additional employee benefit expenses for the present value of a separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense, including accrued interest, will be paid in monthly payments of $25,000 starting in July 2003 and continuing through June 2009. The liability as presented above is undiscounted.

     (3) We lease office space in Tulsa and Woodward, Oklahoma and Houston, Texas under the terms of operating leases expiring through January 31, 2010 along with leasing space on short-term commitments to stack excess rig equipment and production inventory. In the first quarter of 2003, we renegotiated our rental agreement for the Tulsa office reducing the price per square foot while adding additional space and lengthening the term of the agreement to January 31, 2010.

     At December 31, 2003, we also have the following commitments and contingencies that could create, increase or accelerate our liabilities:

                                             Amount of Commitment Expiration
                                                      Per Period
                                      ------------------------------------------
                             Total
                            Amount
                          Committed     Less
           Other              or       Than 1      2-3        4-5       After 5
        Commitments        Accrued      Year      Years      Years       Years
      -----------------   ---------   --------   --------   --------   ---------
                                              (In thousands)
      Deferred
        Compensation
        Agreement(1)      $  1,829    Unknown    Unknown    Unknown     Unknown
      Separation
        Benefit
        Agreement(2)      $  2,545    $   412    Unknown    Unknown     Unknown
      Plugging
        Liability(3)      $ 11,994    $   303    $   481    $   882    $ 10,328
      Gas Balancing
        Liability(4)      $  1,191    Unknown    Unknown    Unknown     Unknown
      Repurchase
        Obliga-
        tions(5)           Unknown    Unknown    Unknown    Unknown     Unknown

     (1) We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.
     (2) Effective January 1, 1997, we adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan.
     (3) On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired).
     (4) We have a liability recorded for certain properties where we believe there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes.
     (5) We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 2004, with a subsidiary of ours serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, upon the election of a limited partner, that we repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $1,000 and $106,000 in 2002 and 2003, respectively, for such limited partners' interests. No repurchases were made in 2001.

Critical Accounting Policies. We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. At the end of each quarter, the net capitalized costs of our oil and natural gas properties is limited to the lower of unamortized cost or a ceiling. The ceiling is defined as the sum of the present value (10% discount rate) of estimated future net revenues from proved reserves, based on period-end oil and natural gas prices adjusted for hedging, plus the lower of cost or estimated fair value of unproved properties not included in the costs being amortized, less related income taxes. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are subject to a write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders' equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down cannot be reversed even if prices subsequently recover.

     The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed or if we have large downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on oil and natural gas prices on December 31, 2003 ($5.67 per Mcf for natural gas and $32.52 per barrel for oil), the unamortized cost of our domestic oil and natural gas properties did not exceed the ceiling of our proved oil and natural gas reserves. Natural gas prices remain erratic and any significant declines below prices used in the reserve evaluation could result in a ceiling test write-down in following quarterly reporting periods.

     The value of our oil and natural gas reserves is used to determine the borrowing base under our loan agreement with our banks. This amount is affected by both price changes and the measurement of reserve volumes. Oil and natural gas reserves cannot be measured exactly. Our estimate of oil and natural gas reserves require extensive judgments of our reservoir engineering data and are less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.

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

     We recognize revenues and expense generated from "daywork" drilling contracts as the services are performed, since we do not bear the risk of completion of the well. Under "footage" and "turnkey" contracts, we bear the risk of completion of the well, so revenues and expenses are recognized when the well is substantially completed. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The entire amount of a loss, if any, is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the well is finished. The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" contracts, which are still in process at the end of the period, and are included in other current assets.

EFFECTS OF INFLATION
--------------------

     The effect of inflation in the oil and natural gas industry is primarily driven by the prices realized for oil and natural gas. Increased commodity prices increase demand for contract drilling rigs and services which support higher rig activity. This in turn affects the overall demand for our rigs and the dayrates we can obtain for our contract drilling services. Before 1999, the effect of inflation on our operations was minimal due to low inflation rates, relatively low natural gas and oil prices and moderate demand for our contract drilling services. Over the last four years natural gas and oil prices have been more volatile, and during periods of higher utilization we have experienced increases in labor cost and the cost of services to support our rigs. During this same period when commodity prices did decline labor rates did not come back down to the levels incurred before the increases. If natural gas prices increased substantially for a long period, shortages in support equipment such as drill pipe, third party services and qualified labor could occur resulting in additional corresponding increases in our material and labor costs. These conditions may limit our ability to realize improvements in operating profits. How inflation will affect us in the future will depend on additional increases, if any, realized in our drilling rig rates and the prices we receive for our oil and natural gas.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------------

     On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets. We own oil and natural gas properties which require expenditures to plug and abandon the wells when the oil and natural gas reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). We do not have any assets restricted for the purpose of settling the plugging liabilities.

     The effect of this change increased net property, plant and equipment by $13.0 million and liabilities, including deferred tax liabilities, by $11.7 million at January 1, 2003 and decreased net income for the year ended December 31, 2003 by $148,000 ($0.00 per share). The financial statements for the year ended December 31, 2002 have not been restated and the cumulative effect of the change of $1.3 million net of tax ($0.03 per share) is shown as a one-time addition to income in the first quarter of 2003.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, was effective for us in the fourth quarter of 2003 as it applies to entities created after February 1, 2003. The adoption of FIN 46 with respect to these entities, did not have an impact on our financial position or results of operations. For entities created prior to February 1, 2003, which are not special purpose entities, as defined in FIN 46, we will have to adopt FIN 46, as amended, in the quarter ending March 31, 2004. We are still evaluating FIN 46 with regard to these types of entities in which we have an ownership interest, primarily our oil and gas partnerships and our equity investment in Superior pipeline. FIN 46 may require full consolidation of these entities which would increase our total assets with an offsetting minority interest for the percentage not owned by Unit. There will be no net impact to our results of operations from the adoption of FIN 46.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (FAS 142) were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. Depending on how the accounting and disclosure literature is applied, oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract oil and natural gas reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the notes to our financial statements would include the disclosures required by FAS 141 and 142 regarding intangibles. To date, we, like many other oil and gas companies, have included oil and gas extraction rights as part of the oil and gas properties, even after FAS 141 and 142 became effective.

     Our results of operations and cash flows would not be affected, since these oil and gas mineral extraction rights would continue to be amortized in accordance with full cost accounting rules.

     At December 31, 2002 and 2003, we had undeveloped leaseholds of approximately $13.2 million and $14.8 million, respectively that would be classified on our balance sheets as "intangible undeveloped leasehold" and developed leaseholds of an estimated $18.1 million and $24.6 million, respectively that would be classified as "intangible developed leasehold" if the interpretations were applied. This classification would require us to make the disclosures set forth under FAS 142 related to these interests.

     We intend to continue to classify our oil and gas mineral extraction rights as tangible oil and gas properties until further guidance is provided.

RESULTS OF OPERATIONS
---------------------
2003 versus 2002
----------------
     Provided below is a comparison of selected operating and financial data for the year of 2002 versus the year of 2003:
                                                                       Percent
                                          2002             2003         Change
                                    ---------------  ---------------  ---------
Total Revenue                       $  187,636,000   $  302,584,000        61%
Income Before Change in Accounting
  Principle                         $   18,244,000   $   48,864,000       168%
Net Income                          $   18,244,000   $   50,189,000       175%

Oil and Natural Gas:
    Revenue                         $   67,959,000   $  116,609,000        72%
    Average natural gas price (Mcf) $         2.87   $         4.87        70%
    Average oil price (Bbl)         $        21.54   $        26.94        25%
    Natural gas production (Mcf)        18,968,000       20,648,000         9%
    Oil production (Bbl)                   473,000          516,000         9%
    Depreciation, depletion and
      amortization rate (Mcfe)      $         1.04   $         1.14        10%
    Depreciation, depletion and
      amortization ($346,000
      write off of interest in
      Shenandoah in 2002)           $   23,338,000   $   27,343,000        17%

Drilling:
    Revenue                         $  118,173,000   $  183,146,000        55%
    Percentage of revenue from
      daywork contracts                        91%              98%
    Average number of rigs in use             39.1             62.9        61%
    Average dayrate on daywork
      contracts                     $        7,716   $        7,808         1%
    Depreciation                    $   14,684,000   $   23,644,000        61%

General and Administrative Expense  $    8,712,000   $    9,222,000         6%
Interest Expense                    $      973,000   $      693,000       (29%)
Average Interest Rate                         3.0%             2.2%       (27%)
Average Long-Term Debt Outstanding  $   24,771,000   $   20,722,000       (16%)

     Oil and natural gas revenues and net income were all positively affected by the higher prices we received for both our oil and natural gas during 2003 as compared to 2002. Production for both oil and natural gas was also up between the comparative years. Total operating cost increased primarily from higher gross production taxes resulting from higher revenues. Total depreciation, depletion and amortization ("DD&A") on our oil and natural gas properties increased due to higher production volumes and an increase in the DD&A rate in 2003, which resulted from higher development drilling cost per equivalent Mcf.

     Operator demand for our rigs increased gradually throughout 2003 as natural gas prices increased in 2003 versus 2002 and resulted in higher rig use and dayrates for our rigs. Higher dayrates were offset by higher rig expense as we experienced a 121% increase in ad valorem taxes on our rigs and a 175% increase in worker's compensation expense. We expect both of these expenses, along with increased demand for quality labor within the industry, to keep upward pressure on rig costs throughout 2004. Approximately 2% of our total drilling revenues in 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Nine percent of our total drilling revenues came from footage and turnkey contracts in 2002. Contract drilling depreciation increased due to the acquisition of 20 rigs in August of 2002 and additional rig use.

     General and administrative expense was higher in 2003 due to an increase in general liability insurance, director and officer insurance and increased corporate administrative cost. Our total interest expense is lower due to lower interest rates and a substantial reduction in our average long-term debt. Income tax expense increased 202% primarily due to a 180% increase in income before income taxes. Our effective tax rate for 2002 was 34.4% versus 37.2% in 2003. The impact of higher statutory depletion and other permanent differences reduced by the impact of state income taxes was the cause for the lower effective tax rate in 2002.

     Net income includes $1.3 million of income due to an accumulated change in accounting principle for the implementation of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets. We own oil and natural gas properties which require expenditures to plug and abandon the wells when the oil and natural gas reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). The financial statements for the year ended December 31, 2002 have not been restated and the cumulative effect of the change of $1.3 million net of tax ($0.03 per share) is shown as a one-time addition to income in 2003.

2002 versus 2001
-------------------
     Provided below is a comparison of selected operating and financial data for the year of 2002 versus the year of 2001:


                                                                       Percent
                                          2001             2002         Change
                                    ---------------  ---------------  ---------
Total Revenue                       $  259,179,000   $  187,636,000       (28%)
Net Income                          $   62,766,000   $   18,244,000       (71%)

Oil and Natural Gas:
    Revenue                         $   90,237,000   $   67,959,000       (25%)
    Average natural gas price (Mcf) $         4.00   $         2.87       (28%)
    Average oil price (Bbl)         $        23.62   $        21.54        (9%)
    Natural gas production (Mcf)        18,864,000       18,968,000         1%
    Oil production (Bbl)                   492,000          473,000        (4%)
    Depreciation, depletion and
      amortization rate (Mcfe)      $         0.91   $         1.04        14%
    Depreciation, depletion and
      amortization (includes
      $2,083,000 and $346,000
      write off of interest
      in Shenandoah in 2001
      and 2002, respectively)       $   22,116,000   $   23,338,000         6%

Drilling:
    Revenue                         $  167,042,000   $  118,173,000       (29%)
    Percentage of revenue from
      daywork contracts                        99%              91%
    Average number of rigs in use             46.3             39.1       (16%)
    Average dayrate on daywork
      contracts                     $       10,044   $        7,716       (23%)
    Depreciation                    $   13,888,000   $   14,684,000         6%

General and Administrative Expense  $    8,476,000   $    8,712,000         3%
Interest Expense                    $    2,818,000   $      973,000       (65%)
Average Interest Rate                         5.7%             3.0%       (47%)
Average Long-Term Debt Outstanding  $   44,995,000   $   24,771,000       (45%)

     Oil and natural gas revenues, net income were all negatively affected by lower prices received for both oil and natural gas during 2002 compared to 2001. Production in equivalent Mcf was almost the same in 2002 as in 2001. Total operating cost decreased due to lower gross production taxes resulting from lower revenues. Total DD&A on our oil and natural gas properties increased due to the increase in the DD&A rate in 2002, which resulted from higher development drilling cost per equivalent Mcf. The increase would have been larger, but included in 2001 DD&A was the write down of our investment in Shenandoah Resources LTD. In 2001 Shenandoah started experiencing financial difficulties and its stock price declined, so we took a write down in our investment of $2.1 million to reduce the carrying value to the market value of Shenandoah's stock. In August 2002, the assets of Shenandoah were liquidated for the benefit of the secured creditors and, as a result, our remaining investment of $346,000 in Shenandoah was written off.

     Reduced natural gas prices, especially in the fourth quarter of 2001 and the first quarter of 2002, caused decreases in operator demand for contract drilling rigs within our working area and resulted in lower rig use and dayrates for our rigs. Total drilling operating costs were relatively unchanged between the two years. Approximately 9% of our total drilling revenues in 2002 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. One percent of our total drilling revenues came from footage and turnkey contracts in 2001. Contract drilling depreciation increased due to the acquisition of 20 rigs in August of 2002. The increase was partially offset by lower rig use.

     General and administrative expense was higher in 2002 due to increases in labor cost, insurance expense and outside contract services. In the second quarter of 2001, we recorded $1.3 million in additional employee benefit expenses for the present value of a separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense plus accrued interest will be paid in $25,000 monthly payments starting in July 2003 and continuing through June 2009. Our total interest expense is lower due to lower interest rates along with a substantial reduction in our long-term debt. Income tax expense decreased 73% primarily due to a 72% decrease in income before income taxes.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

     Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates.

Commodity Price Risk. Our major market risk exposure is in the price we receive for our oil and natural gas production. The price we receive is primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, prices we received for our oil and natural gas production fluctuated and such fluctuation is expected to continue. The price of natural gas also effects the demand for our rigs and the amount we can charge for the use of the rigs. Based on our 2003 production, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $160,300 per month ($1,923,600 annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $40,000 per month ($480,000 annualized) change in our pre-tax operating cash flow.

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

Interest Rate Risk. Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the JPMorgan Chase Prime Rate or the Eurodollar Rate. At our election, borrowings under our revolving credit facility may be fixed at the Eurodollar Rate for periods up to 180 days. Historically, we have not utilized any financial instruments, such as interest rate swaps, to manage our exposure to increases in interest rates. However, we may use financial instruments in the future should our assessment of future interest rates warrant there use. Based on our average outstanding long-term debt in 2003, a 1% change in the floating rate would change our annual pre-tax cash flow by approximately $207,000.

Item 8.  Financial Statements and Supplementary Data
-------  --------------------------------------------

                        UNIT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        As of December 31,
                                                    ------------------------
                                                       2002          2003
                                                    ----------    ----------
                                                         (In thousands)
 ASSETS
 ------
 Current Assets:
     Cash and cash equivalents                      $     497     $     598
     Accounts receivable (less allowance for
       doubtful accounts of $1,203 and $1,223)         33,912        58,807
     Materials and supplies                             8,794         8,023
     Income tax receivable                              3,602           112
     Prepaid expenses and other                         4,594         5,202
                                                    ----------    ----------
         Total current assets                          51,399        72,742
                                                    ----------    ----------

 Property and Equipment:
     Drilling equipment                               369,777       424,321
     Oil and natural gas properties, on
       the full cost method:
         Proved Properties                            449,226       528,110
         Undeveloped Leasehold not being
           amortized                                   16,024        17,486
     Transportation equipment                           6,856         9,828
     Other                                              9,906        14,535
                                                    ----------    ----------
                                                      851,789       994,280
         Less accumulated depreciation, depletion,
           amortization and impairment                341,031       385,219
                                                    ----------    ----------
             Net property and equipment               510,758       609,061
                                                    ----------    ----------
 Goodwill                                              12,794        23,722
 Other Assets                                           3,212         7,400
                                                    ----------    ----------
 Total Assets                                       $ 578,163     $ 712,925
                                                    ==========    ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                        As of December 31,
                                                    ------------------------
                                                       2002          2003
                                                    ----------    ----------
                                                         (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 -----------------------------------
 Current Liabilities:
     Current portion of long-term
       debt and other liabilities (Note 4)          $   1,465     $   1,015
     Accounts payable                                  21,119        32,871
     Accrued liabilities                               11,921        15,921
     Contract advances                                     27         2,004
                                                    ----------    ----------
         Total current liabilities                     34,532        51,811
                                                    ----------    ----------
 Long-Term Debt (Note 4)                               30,500           400
                                                    ----------    ----------
 Other Long-Term Liabilities (Note 4)                   5,439        17,893
                                                    ----------    ----------
 Deferred Income Taxes (Note 5)                        86,320       127,053
                                                    ----------    ----------
 Commitments and Contingencies (Note 9)

 Shareholders' Equity:
     Preferred stock, $1.00 par value,
       5,000,000 shares authorized, none issued            --            --
     Common stock, $.20 par value,
       75,000,000 shares authorized,
       43,339,400 and 45,592,012
       shares issued, respectively                      8,668         9,117
     Capital in excess of par value                   264,180       307,938
     Retained earnings                                148,524       198,713
                                                    ----------    ----------
         Total shareholders' equity                   421,372       515,768
                                                    ----------    ----------
 Total Liabilities and Shareholders' Equity         $ 578,163     $ 712,925
                                                    ==========    ==========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                        --------------------------------------
                                           2001          2002          2003
                                        ----------    ----------    ----------
                                        (In thousands except per share amounts)
 Revenues:
     Contract drilling                  $ 167,042     $ 118,173     $ 183,146
     Oil and natural gas                   90,237        67,959       116,609
     Other                                  1,900         1,504         2,829
                                        ----------    ----------    ----------
             Total revenues               259,179       187,636       302,584
                                        ----------    ----------    ----------
 Expenses:
     Contract drilling:
         Operating costs                   91,006        91,338       138,762
         Depreciation                      13,888        14,684        23,644
     Oil and natural gas:
         Operating costs                   22,196        20,795        25,169
         Depreciation, depletion,
           amortization and
           impairment                      22,116        23,338        27,343
     General and administrative             8,476         8,712         9,222
     Interest                               2,818           973           693
                                        ----------    ----------    ----------
             Total expenses               160,500       159,840       224,833
                                        ----------    ----------    ----------
 Income Before Income Taxes and
   Change in Accounting Principle          98,679        27,796        77,751
                                        ----------    ----------    ----------
 Income Tax Expense:
     Current                                5,609        (3,469)           --
     Deferred                              30,304        13,021        28,887
                                        ----------    ----------    ----------
             Total income taxes            35,913         9,552        28,887
                                        ----------    ----------    ----------
 Income Before Change in
   Accounting Principle                    62,766        18,244        48,864
 Cumulative Effect of Change
   in Accounting Principle (Net
   of Income Tax of $811)                      --            --         1,325
                                        ----------    ----------    ----------
 Net Income                             $  62,766     $  18,244     $  50,189
                                        ==========    ==========    ==========









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED

                                               Year Ended December 31,
                                        --------------------------------------
                                           2001          2002          2003
                                        ----------    ----------    ----------
                                        (In thousands except per share amounts)
 Basic Earnings Per Common
   Share:
     Income before change in
       accounting principle             $    1.75     $    0.47     $    1.12
     Cumulative effect of change
       in accounting principle
       net of income tax                       --            --          0.03
                                        ----------    ----------    ----------
     Net income                         $    1.75     $    0.47     $    1.15
                                        ==========    ==========    ==========

 Diluted Earnings Per Common
   Share:
     Income before change in
       accounting principle             $    1.73     $    0.47     $    1.12
     Cumulative effect of change
       in accounting principle
       net of income tax                       --            --          0.03
                                        ----------    ----------    ----------
     Net income                         $    1.73     $    0.47     $    1.15
                                        ==========    ==========    ==========

 Pro Forma Amounts Assuming
   Retroactive Application of
   Change in Accounting
   Principle:

     Net income                         $  62,662     $  18,115
                                        ==========    ==========
     Basic earnings per share           $    1.74     $    0.47
                                        ==========    ==========
     Diluted earnings per share         $    1.73     $    0.46
                                        ==========    ==========














               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Year Ended December 31, 2001, 2002 and 2003

                                                  Accumulated
                               Capital               Other
                              In Excess            Comprehen-
                      Common    of Par   Retained    sive    Treasury
                       Stock    Value    Earnings   Income    Stock      Total
                     -------- ---------- --------- --------- -------- ----------
                                 (In thousands except share amounts)
 Balances,
   January 1, 2001   $ 7,154  $ 139,872  $ 67,514  $     --  $    --  $ 214,540
     Net Income           --         --    62,766        --       --     62,766
     Activity in
       employee
       compensation
       plans
       (237,923
       shares)            47      2,105        --        --       --      2,152
     Purchase of
       treasury
       shares
       (30,000
       shares)            --         --        --        --     (296)      (296)
     Other
       comprehen-
       sive income
       (net of
       tax of $771
       and $771):
         Change in
           value of
           cash flow
           deriva-
           tive
           instru-
           ments
           used as
           cash
           flow hedges    --         --        --     1,258       --      1,258
         Adjustment
           reclas-
           ification -
           deriva-
           tive
           settle-
           ments          --         --        --    (1,258)      --     (1,258)
                     -------- ---------- --------- --------- -------- ----------
 Balances,
   December 31, 2001 $ 7,201  $ 141,977  $130,280  $     --  $  (296) $ 279,162
                     ======== ========== ========= ========= ======== ==========



               The accompanying notes are an integral part of the
                        consolidated financial statements

                        UNIT CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                   Year Ended December 31, 2001, 2002 and 2003

                                                  Accumulated
                               Capital               Other
                              In Excess            Comprehen-
                      Common    of Par   Retained    sive    Treasury
                       Stock    Value    Earnings   Income    Stock      Total
                     -------- ---------- --------- --------- -------- ----------
                                (In thousands except share amounts)
Balances,
  January 1, 2002    $ 7,201  $ 141,977  $130,280  $     --  $  (296) $ 279,162
    Net Income            --         --    18,244        --       --     18,244
    Activity in
      employee
      compensation
      plans
      (113,133
      shares)             23      1,156        --        --      296      1,475
    Issuance of
      stock
      for
      acquisition
      (7,220,000
      shares)          1,444    121,047        --        --       --    122,491
    Other
      comprehen-
      sive income
      (net of tax
      of $15
      and $15):
        Change in
          value of
          cash flow
          deriva-
          tive
          instr-
          uments
          used as
          cash flow
          hedges          --         --        --        25       --         25
        Adjustment
          reclas-
          ification -
          deriva-
          tive
          settle-
          ments           --         --        --       (25)      --        (25)

                     -------- ---------- --------- --------- -------- ----------
Balances,
  December 31, 2002  $ 8,668  $ 264,180  $148,524  $     --  $    --  $ 421,372
                     ======== ========== ========= ========= ======== ==========












               The accompanying notes are an integral part of the
                        consolidated financial statements

                        UNIT CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                   Year Ended December 31, 2001, 2002 and 2003

                                                  Accumulated
                               Capital               Other
                              In Excess            Comprehen-
                      Common    of Par   Retained    sive    Treasury
                       Stock    Value    Earnings   Income    Stock      Total
                     -------- ---------- --------- --------- -------- ----------
                                (In thousands except share amounts)
 Balances,
   January 1, 2003   $ 8,668  $ 264,180  $148,524  $     --  $    --  $ 421,372
     Net Income           --         --    50,189        --       --     50,189
     Activity in
       employee
       compensation
       plans
      (252,612
       shares)            49      2,018        --        --       --      2,067
     Issuance of
       2,000,000
       shares
       of common
       stock)            400     41,740        --        --       --     42,140
     Other
       comprehen-
       sive income
       (net of
       tax of $3
       and $3):
         Change in
           value of
           cash flow
           deriva-
           tive
           instru-
           ments
           used as
           cash
           flow hedges    --         --        --        (4)      --         (4)
         Adjustment
           reclas-
           ifica-
           tion -
           deriva-
           tive
           settle-
           ments          --         --        --         4       --          4

                     -------- ---------- --------- --------- -------- ----------
 Balances,
   December 31, 2003 $ 9,117  $ 307,938  $198,713  $     --  $    --  $ 515,768
                     ======== ========== ========= ========= ======== ==========














               The accompanying notes are an integral part of the
                        consolidated financial statements

                        UNIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2001         2002         2003
                                           ----------   ----------   ----------
                                                      (In thousands)
 Cash Flows From Operating
   Activities:
     Net Income                            $  62,766    $  18,244    $  50,189
     Adjustments to reconcile
       net income to net cash
       provided (used) by
       operating activities:
         Depreciation, depletion,
           amortization and
           impairment                         36,642       38,657       51,783
         Equity in net earnings of
           unconsolidated investments         (1,148)        (745)      (1,516)
         Loss (gain) on disposition
           of assets                             (56)         (69)          51
         Employee stock compensation
           plans                               2,873        1,165        1,415
         Bad debt expense                         --          603          645
         Plugging liability -
           cumulative effect -
           net of accretion                       --           --       (1,624)
         Deferred tax expense                 30,304       13,021       28,887
     Changes in operating assets and
       liabilities increasing
       (decreasing) cash:
         Accounts receivable                   6,334          (43)     (25,540)
         Materials and supplies               (1,556)      (3,436)         771
         Prepaid expenses and other           (3,533)       2,365        4,240
         Accounts payable                       (155)       1,784        6,148
         Accrued liabilities                     929         (350)       4,286
         Contract advances                        61         (213)       1,977
         Other liabilities                      (440)        (436)          --
                                           ----------   ----------   ----------
             Net cash provided by
               operating activities          133,021       70,547      121,712
                                           ----------   ----------   ----------








               The accompanying notes are an integral part of the
                        consolidated financial statements

                        UNIT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                  Year Ended December 31,
                                           ------------------------------------
                                              2001         2002         2003
                                           ----------   ----------   ----------
                                                      (In thousands)
 Cash Flows From Investing
   Activities:
     Capital expenditures (including
       producing property and
       contract drilling
       acquisitions)                       $(108,339)   $ (75,225)   $(131,162)
     Proceeds from disposition of
       property and equipment                  2,631        1,949        1,625
     (Acquisition) disposition
       of other assets                            17          540       (2,562)
                                           ----------   ----------   ----------
             Net cash used in
               investing activities         (105,691)     (72,736)    (132,099)
                                           ----------   ----------   ----------
 Cash Flows From Financing
   Activities:
     Borrowings under line of credit          57,200       36,700       65,200
     Payments under line of credit           (79,200)     (36,200)     (95,300)
     Net payments on notes payable
       and other long-term debt               (1,000)      (1,161)      (1,105)
     Proceeds from exercise of
       stock options                             609          413          452
     Proceeds from sale of common
       stock                                      --           --       42,140
     Book overdrafts (Note 1)                 (4,978)       2,543         (899)
     Acquisition of treasury stock              (296)          --           --
                                           ----------   ----------   ----------
             Net cash provided by
               (used in) financing
               activities                    (27,665)       2,295       10,488
                                           ----------   ----------   ----------
 Net Increase (Decrease) in Cash
   and Cash Equivalents                         (335)         106          101
 Cash and Cash Equivalents,
   Beginning of Year                             726          391          497
                                           ----------   ----------   ----------
 Cash and Cash Equivalents,
   End of Year                             $     391    $     497    $     598
                                           ==========   ==========   ==========
 Supplemental Disclosure of Cash
   Flow Information:
     Cash paid (received) during
       the year for:
         Interest                          $   2,807    $   1,053    $     660
         Income taxes                      $   7,779    $  (4,585)   $  (3,495)

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

Nature of Business. Unit is engaged in the land contract drilling of natural gas and oil wells and the exploration, development, acquisition and production of oil and natural gas properties. Unit's current contract drilling operations are focused primarily in the natural gas producing provinces of the Oklahoma and Texas areas of the Anadarko and Arkoma Basins, the Texas Gulf Coast and the Rocky Mountain regions. Unit's primary exploration and production operations are also conducted in the Anadarko and Arkoma Basins and in the Texas Gulf Coast area with additional properties in the Permian Basin. The majority of its contract drilling and exploration and production activities are oriented toward drilling for and producing natural gas. At December 31, 2003, Unit had an interest in a total of 3,393 wells and served as operator of 753 of those wells. Unit provides land contract drilling services for a wide range of customers using the drilling rigs, which it owns and operates. In 2003, 84 of Unit's 88 rigs performed contract drilling services.

Drilling Contracts. Unit recognizes revenues and expenses generated from "daywork" drilling contracts as the services are performed, since the Company does not bear the risk of completion of the well. Under "footage" and "turnkey" contracts, Unit bears the risk of completion of the well therefore, revenues and expenses are recognized when the well is substantially completed. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The duration of all three types of contracts range typically from 20 to 90 days, but some of our daywork contracts in the Rocky Mountains can range up to one year. The entire amount of a loss, if any, is recorded when the loss is determinable. The costs of uncompleted drilling contracts include expenses incurred to date on "footage" or "turnkey" contracts, which are still in process at the end of the period, and are included in other current assets.

Cash Equivalents and Book Overdrafts. Unit includes as cash equivalents, certificates of deposits and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued prior to the end of the period, but not presented to Unit's bank for payment prior to the end of the period. At December 31, 2002 and 2003, book overdrafts of $3.6 million and $2.7 million have been included in accounts payable.

Property and Equipment. Drilling equipment, transportation equipment and other property and equipment are carried at cost. Renewals and improvements are capitalized while repairs and maintenance are expensed. Depreciation of drilling equipment is recorded using the units-of-production method based on estimated useful lives, including a minimum provision of 20% of the active rate when the equipment is idle. Unit uses the composite method of depreciation for drill pipe and collars and calculates the depreciation by footage actually drilled compared to total estimated remaining footage. Depreciation of other property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.

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

Goodwill. Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company, CREC Rig Equipment Company, CDC Drilling Company and SerDrilco Incorporated over the fair value of the net assets acquired. Prior to January 1, 2002 goodwill was amortized on the straight-line method using a 25 year life. Unit expensed $243,000 annually for the amortization of goodwill. On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). For goodwill and intangible assets recorded in the financial statements, FAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has decreased. FAS 142 became effective for the fiscal years starting after December 15, 2001 (January 1, 2002 for Unit). Goodwill is all related to the drilling segment. The 2002 increase in the carrying amount of goodwill of $7,706,000 came from the goodwill acquired in the acquisition of CREC Rig Equipment Company and CDC Drilling Company and the 2003 increase in the carrying amount of goodwill of $10,928,000 came from the goodwill acquired in the acquisition of SerDrilco Incorporated. Both acquisitions are more fully discussed in Note 2. Goodwill of $7,009,000 is expected to be deductible for tax purposes. The following table shows the adjusted net income and earnings per share resulting from the removal of the amortization expense (net of income tax) recognized in the prior periods:
                                               2001        2002        2003
                                            ---------   ---------   ---------
                                                 (In thousands except per
                                                      share amounts)
  Adjusted Net Income:
      Reported net income                   $ 62,766    $ 18,244    $ 50,189
      Add back: goodwill amortized - net
        of income tax                             88          --          --
                                            ---------   ---------   ---------
      Adjusted net income                   $ 62,854    $ 18,244    $ 50,189
                                            =========   =========   =========

  Basic Earnings per Share:
      Reported net income                   $   1.75    $   0.47    $   1.15
      Add back: goodwill amortized - net
        of income tax                             --          --          --
                                            ---------   ---------   ---------
      Adjusted net income                   $   1.75    $   0.47    $   1.15
                                            =========   =========   =========

  Diluted Earnings per Share:
      Reported net income                   $   1.73    $   0.47    $   1.15
      Add back: goodwill amortized - net
        of income tax                             --          --          --
                                            ---------   ---------   ---------
      Adjusted net income                   $   1.73    $   0.47    $   1.15
                                            =========   =========   =========

Oil and Natural Gas Operations. Unit accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission ("SEC"). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. Unit capitalizes internal costs that can be directly identified with its acquisition, exploration and development activities. Independent petroleum engineers annually review Unit's determination of its oil and natural gas reserves. The average composite rates used for depreciation, depletion and amortization ("DD&A") were $0.91, $1.04 and $1.14 per Mcfe in 2001, 2002 and 2003, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. Unit's unproved properties totaling $17.5 million are excluded from the DD&A calculation. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from Unit's oil and natural gas properties. As discussed in Note 13, such estimates are imprecise.

     No gains or losses are recognized on the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

     Unit's contract drilling subsidiary provides drilling services for its exploration and production subsidiary. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. During 2003, the contract drilling subsidiary drilled 43 wells for our exploration and production subsidiary. As required by the Securities and Exchange Commission, the profit received by our contract drilling segment of $2,259,000, $841,000 and $1,883,000 during 2001, 2002 and 2003, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

Limited Partnerships. Unit's wholly owned subsidiary, Unit Petroleum Company, is a general partner in 10 oil and natural gas limited partnerships sold privately and publicly. Some of Unit's officers, directors and employees own the interests in most of these partnerships. Unit shares partnership revenues and costs in accordance with formulas prescribed in each limited partnership agreement. The partnerships also reimburse Unit for certain administrative costs incurred on behalf of the partnerships.

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

Natural Gas Balancing. Unit uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. Unit estimates its December 31, 2003 balancing position to be approximately 1.8 Bcf on under-produced properties and approximately 2.3 Bcf on over-produced properties. Unit has recorded a receivable of $562,000 on certain wells where we estimated that insufficient reserves are available for Unit to recover the under-production from future production volumes. Unit has also recorded a liability of $1,191,000 on certain properties where we believe there is insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes. Unit's policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which Unit has imbalances are not material.

Investments. Unit owns a 40% equity interest in Superior Pipeline Company LLC, a natural gas gathering and processing company. The investment, including Unit's share of the equity in the earnings of this company, totaled $3.0 million at December 31, 2003 and is reported in other assets.

     Unit also owns a 16.7% interest carried at cost in Eagle Energy Partnership I, L.P. ("Eagle") for $2.5 million. Eagle is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), future commodities, and the performance of scheduling and nomination services for both energy related commodities and similar energy management functions.

Employee and Director Stock Based Compensation. Unit's stock-based compensation plans, which are explained more fully in Note 6, are accounted for under the recognition and measurement principles of APB Opinion 25 "Accounting for Stock Issued to Employees," and related interpretations. Under this standard, no compensation expense is recognized for grants of options, which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on Unit's grants in 2001, 2002 and 2003 no compensation expense has been recognized. Compensation expense included in reported net income is Unit's matching 401(k) contribution which was made in Unit common stock. The following table illustrates the effect on net income and earnings per share if Unit had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                           2001        2002        2003
                                        ---------   ---------   ---------
Net Income, as Reported
  (In Thousands)                        $ 62,766    $ 18,244    $ 50,189
Add Stock Based Employee Compensation
  Expense Included in Reported Net
  Income - Net of Tax                        671         669         858
Less Total Stock Based Employee
  Compensation Expense Determined
  Under Fair Value Based Method
  For All Awards                          (1,615)     (1,488)     (2,114)
                                        ---------   ---------   ---------
Pro Forma Net Income                    $ 61,822    $ 17,425    $ 48,933
                                        =========   =========   =========
Basic Earnings per Share:
    As reported                         $   1.75    $   0.47    $   1.15
                                        =========   =========   =========
    Pro forma                           $   1.72    $   0.45    $   1.12
                                        =========   =========   =========
Diluted Earnings per Share:
    As reported                         $   1.73    $   0.47    $   1.15
                                        =========   =========   =========
    Pro forma                           $   1.71    $   0.45    $   1.12
                                        =========   =========   =========

     The fair value of each option granted is estimated using the Black-Scholes model. Unit's estimate of stock volatility in 2001, 2002 and 2003 was 0.55, 0.53 and 0.52, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 5.41% in 2001 and 4.24% in 2002 and 2003. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees. The aggregate fair value of options granted during 2002 and 2003 under the Stock Option Plan were $1,669,000 and $1,617,000, respectively. No options were issued under the Stock Option Plan in 2001. Under the Non-Employee Directors' Stock Option Plan the aggregate fair value of options granted during 2001 was $201,000 and $262,000 in 2002 and 2003.

Self Insurance. Unit utilizes self insurance programs for employee group health and worker's compensation. Self insurance costs are accrued based upon the aggregate of estimated liabilities for reported claims and claims incurred but not yet reported. Accrued liabilities include $3,632,000 and $7,990,000 for employer group health insurance and worker's compensation at December 31, 2002 and 2003, respectively. Unit's exposure (i.e. deductible or retention) per occurrence ranged from $200,000 for general liability to $1 million for rig physical damage. Unit has purchased stop-loss coverage in order to limit, to the extent feasible, its per occurrence and aggregate exposure to certain claims. Following the acquisition of SerDrilco, Unit continued to use SerDrilco's ERISA governed occupational injury benefit plan to cover the SerDrilco employees in lieu of covering them under an insured Texas workers' compensation plan.

Treasury Stock. On August 30, 2001, Unit's Board of Directors authorized the purchase of up to one million shares of Unit's common stock. The timing of stock purchases are made at the discretion of management. During 2001, 30,000 shares were repurchased for $296,000. These shares were used for a portion of the company match to the 401(k) Employee Thrift Plan. No treasury stock was owned by Unit at December 31, 2002 and 2003.

Financial Instruments and Concentrations of Credit Risk. Financial instruments, which potentially subject Unit to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and natural gas companies. Unit does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising Unit's customer base. During 2003, Chesapeake Operating, Inc. was our largest drilling customer and provided 15% of our total contract drilling revenues. Purchases by Cinergy Marketing & Trading LP accounted for approximately 17% of Unit's oil and natural gas revenues in 2003 while purchases by Centerpoint Energy Gas accounted for approximately 16% of Unit's oil and natural gas revenues. Unit owns a 16.7% in Eagle Energy Partners I LP, whose purchases accounted for 6% of Unit's oil and natural gas revenues in 2003. In addition, at December 31, 2002 and 2003, Unit had a concentration of cash of $3.0 million and $3.5 million, respectively, with one bank.

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

     Unit entered into a collar contract for approximately 25% of its daily production for January and February of 2001. The collar had a floor of $26.00 and a ceiling of $33.00 and Unit received $0.86 per barrel for entering into the collar transaction. During the first quarter of 2001, the net effect of this hedging transaction yielded an increase in oil revenues of $17,200.

     During the second quarter of 2001, Unit entered into a natural gas collar contract for approximately 36% of its June and July 2001 natural gas production, at a floor price of $4.50 and a ceiling price of $5.95. During the third quarter of 2001, Unit entered into two natural gas collar contracts for approximately 38% of its September through November 2001 natural gas production. Both contracts had a floor price of $2.50. One contract had a ceiling price of $3.68 and the other contract had a ceiling price of $4.25. During 2001 natural gas collar contracts added $2,030,000 to Unit's natural gas revenues.

     On April 30, 2002, Unit entered into a collar contract covering approximately 19% of its natural gas production for the periods of April 1, 2002 through October 31, 2002. The collar had a floor of $3.00 and a ceiling of $3.98. During the year of 2002, the natural gas hedging transactions increased natural gas revenues by $40,300. At December 31, 2002, Unit was not holding any natural gas or oil derivative contracts.

     During the first quarter of 2003, Unit entered into two collar contracts covering approximately 40% of its natural gas production for the periods of April 1, 2003 through September 30, 2003. One collar had a floor of $4.00 and a ceiling of $5.75 and the other collar had a floor of $4.50 and a ceiling of $6.02. Unit also entered into two collar contracts covering approximately 25% of its oil production for the periods of May 1, 2003 through December 31, 2003. One collar had a floor of $25.00 and a ceiling of $32.20 and the other collar had a floor of $26.00 and a ceiling of $31.40. During the year 2003, the collar contracts decreased natural gas revenues by $6,000 and oil revenues by $5,000. We did not have any hedging transactions outstanding at December 31, 2003.

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

     The following table shows the activity for the year ending December 31, 2003 relating to the company's retirement obligation for plugging liability:

                                           Short-Term       Long-Term
                                            Plugging        Plugging
                                            Liability       Liability
                                          -------------   -------------
                                                 (In Thousands)
   Plugging Liability 1/1/03              $        203    $     10,632
   Accretion of Discount                             8             505
   Liability Incurred in the Period                 --             719
   Liability Settled in the Period                 (65)           (120)
   Liability Sold                                  (36)            (10)
   Reclassification of Liability
     From Long- to Short-Term                      193            (193)
   Revision of Estimate                             --             158
                                          -------------   -------------
   Plugging Liability 12/31/03            $        303    $     11,691
                                          =============   =============


     The effect of this change increased net property, plant and equipment by $13.0 million and liabilities, including deferred tax liabilities, by $11.7 million at January 1, 2003 and decreased net income for the year ended December 31, 2003 by $148,000 ($0.00 per share). The financial statements for the year ended December 31, 2002 have not been restated and the cumulative effect of the change of $1.3 million net of tax ($0.03 per share) is shown as a one-time addition to income in the first quarter of 2003.

     The following table shows the adjusted net income and earnings per share resulting from the accretion of the discount and change in the depreciation, depletion and amortization (both net of income tax) as if the plugging liability had been recognized in the prior year ended periods:

                                        2000           2001           2002
                                    ------------   ------------   ------------
                                    (In thousands except per share amounts)

Adjusted Net Income:
    Reported net income             $    34,344    $    62,766    $    18,244
    Add back:
        Decrease in depreciation,
          depletion and amortiza-
          tion - net of income
          tax                                80            156            167
    Deduct:
        Accretion of discount -
          net of income tax                (231)          (260)          (296)
                                    ------------   ------------   ------------
    Adjusted net income             $    34,193    $    62,662    $    18,115
                                    ============   ============   ============

Basic Earnings per Share:
    Reported net income             $      0.96    $      1.75    $      0.47

    Net adjustment to income
      from change in accounting
      principle                              --          (0.01)            --
                                    ------------   ------------   ------------
    Adjusted basic earnings
      per share                     $      0.96    $      1.74    $      0.47
                                    ============   ============   ============

Diluted Earnings per Share:
    Reported net income             $      0.95    $      1.73    $      0.47

    Net adjustment to income
      from change in accounting
      principle                              --             --          (0.01)
                                    ------------   ------------   ------------
    Adjusted diluted earnings
      per share                     $      0.95    $      1.73    $      0.46
                                    ============   ============   ============

     If FAS 143 had been applied at January 1, 2000 and December 31, 2000, 2001 and 2002, the plugging liability would have been $8.0 million, $8.7 million, $9.7 million and $10.8 million, respectively, assuming the liability was measured using the information, assumptions and interest rates used as of the adoption date of January 1, 2003.


     On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either
(1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, was effective for Unit in the fourth quarter of 2003 as it applies to entities created after February 1, 2003. The adoption of FIN 46 with respect to these entities, did not have an impact on Unit's financial position or results of operations. For entities created prior to February 1, 2003, which are not special purpose entities, as defined in FIN 46, Unit will have to adopt FIN 46, as amended, in the quarter ending March 31, 2004. Unit is still evaluating FIN 46 with regard to these types of entities in which it has an ownership interest, primarily oil and gas partnerships and its equity investment in Superior pipeline. FIN 46 may require full consolidation of these entities which would increase total assets with an offsetting minority interest for the percentage not owned by Unit. There will be no net impact to results of operations from the adoption of FIN 46.

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (FAS 142) were issued by the FASB in June 2001 and became effective for Unit on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. Depending on how the accounting and disclosure literature is applied, oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract oil and natural gas reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the notes to the Unit's financial statements would include the disclosures required by FAS 141 and 142 regarding intangibles. To date, Unit, like many other oil and gas companies, has included oil and gas extraction rights as part of the oil and gas properties, even after FAS 141 and 142 became effective.

     Unit's results of operations and cash flows would not be affected, since these oil and gas mineral extraction rights would continue to be amortized in accordance with full cost accounting rules.

     At December 31, 2002 and 2003, Unit had undeveloped leaseholds of approximately $13.2 million and $14.8 million, respectively that would be classified on its balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $18.1 million and $24.6 million, respectively that would be classified as "intangible developed leasehold" if the interpretations were applied. This classification would require Unit to make the disclosures set forth under FAS 142 related to these interests.

     Unit intends to continue to classify its oil and gas mineral extraction rights as tangible oil and gas properties until further guidance is provided.

NOTE 2 - ACQUISITIONS
---------------------

     On December 8, 2003, Unit acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest LLC, for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to obtain one-half of the cash flow in excess of $10 million for each of the three years following the acquisition. The assets of SerDrilco Incorporated included 12 drilling rigs, spare drilling equipment, a fleet of 12 larger trucks and trailers, various other vehicles and a district office and equipment yard in and near Borger, Texas. The results of operations for the acquired entity are included in the statement of operations for the period beginning December 8, 2003 and continuing through December 31, 2003.

     Total consideration given in the acquisition was determined based on the depth capacity of the rigs, the working condition of the rigs and the ability of the rigs to enhance Unit's ability to provide services and equipment required by our customers on a timely basis within the Anadarko Basin of Western Oklahoma and the Texas Panhandle. Unit acquired SerDrilco Incorporated's tax basis in the property acquired, so a deferred tax liability and goodwill of $10.9 million was recognized in the recording of the acquisition. The allocation of the total consideration paid and goodwill recognized for the acquisition is as follows (in thousands):

            Allocation of Total Consideration Paid and
              Goodwill Recognized:

                Drilling rigs including tubulars              $  31,012
                Spare drilling equipment                            904
                Office, yard & yard equipment                     1,200
                Trucking fleet                                    1,486
                Other vehicles                                      398
                                                              ----------
                    Total cash consideration                     35,000

                Goodwill recognized                              10,928
                                                              ----------
                    Total consideration paid and recognized   $  45,928
                                                              ==========

     On August 15, 2002, Unit completed the acquisition of CREC Rig Equipment Company and CDC Drilling Company ("Cactus Acquisition"). Both of these acquisitions were stock purchase transactions. Unit issued 6,819,748 shares of common stock and paid $3,813,053 for all the outstanding shares of CREC Rig Equipment Company and issued 400,252 shares of common stock and paid $686,947 for all the outstanding shares of CDC Drilling Company. The assets of the acquired companies included 20 drilling rigs, spare drilling equipment and vehicles. What we paid in both transactions was determined through arms-length negotiations between the parties and only the cash portion of the transaction appears in the investing and financing activities of Unit's Consolidated Statement of Cash Flows. The results of operations for the acquired entities are included in the statement of operations for the period beginning August 15, 2002 and continuing through December 31, 2003.

     Total consideration given in both the acquisitions was determined based on the equipment purchased, depth capacity of the rigs, the working condition of the rigs and the ability of the rigs to enhance Unit's ability to provide services and equipment required by our customers on a timely basis within the Anadarko and Gulf Coast areas where the rigs are located. The calculation and allocation of the total consideration paid for the acquisition are as follows (in thousands):

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
                                                               ==========

     Unaudited summary pro forma results of operations for Unit, reflecting the Cactus Acquisition as if it had occurred at the beginning of the year ended December 31, 2001 are as follow:



                          Year Ended      Year Ended
                          December 31,    December 31,
                             2001             2002
                        --------------   --------------
                           (In thousands except per
                               Per share amounts)

Revenues                $     311,104    $     215,805
                        ==============   ==============

Net Income              $      70,457    $      15,320
                        ==============   ==============

Net Income per
  Common Share
  (Diluted)             $        1.62    $        0.34
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

                                                 Weighted
                                  Income          Shares       Per-Share
                                (Numerator)    (Denominator)     Amount
                               -------------   -------------   ----------
                                 (In thousands except per share amounts)

  For the Year Ended
    December 31, 2001:
      Basic earnings per
        common share           $     62,766          35,967    $    1.75
                                                               ==========
      Effect of dilutive
        stock options                                   291
                               -------------   -------------
      Diluted earnings per
        common share           $     62,766          36,258    $    1.73
                               =============   =============   ==========

  For the Year Ended
    December 31, 2002:
      Basic earnings per
        common share           $     18,244          38,844    $    0.47
                                                               ==========
      Effect of dilutive
        stock options                                   268
                               -------------   -------------
      Diluted earnings per
        common share           $     18,244          39,112    $    0.47
                               =============   =============   ==========

                                                 Weighted
                                  Income          Shares       Per-Share
                                (Numerator)    (Denominator)     Amount
                               -------------   -------------   ----------
                                         (In thousands except)
                                           per share amounts)
  For the Year Ended
    December 31, 2003:
      Basic earnings per
        common share:
          Income before
            change in
            accounting
            principle          $   48,864            43,616    $    1.12
          Cumulative effect
            of change in
            accounting
            principle net
            of income tax           1,325            43,616         0.03
                               -----------                     ----------
              Net Income       $   50,189            43,616    $    1.15
                               ===========                     ==========
      Diluted earnings per
        common share:
          Weighted average
            number of common
            shares used in
            basic earnings
            per common share                         43,616
          Effect of dilutive
            stock options                               157
                                               -------------
          Weighted average
            number of common
            shares and
            dilutive potential
            common shares used
            in diluted earnings
            per share                                43,773
                                               =============
          Income before change
            in accounting
            principle          $   48,864            43,773    $    1.12
          Cumulative effect of
            change in
            accounting
            principle net
            of income tax           1,325            43,773         0.03
                               -----------                     ----------
              Net Income       $   50,189            43,773    $    1.15
                               ===========                     ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares for the years ended December 31,:

                               2001         2002         2003
                            ----------   ----------   ----------
  Options                     153,000      198,500      137,850
                            ==========   ==========   ==========
  Average Exercise Price    $   16.79    $   19.01    $   22.52
                            ==========   ==========   ==========

NOTE 4 - LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES
-------------------------------------------------------

     Long-term debt consisted of the following as of December 31, 2002 and 2003:

                                          2002         2003
                                       ----------   ----------
                                           (In thousands)
Revolving Credit and Term Loan,
  with Interest at December 31,
  2002 and 2003 of 2.5% and 4.0%,
  Respectively                         $  30,500    $     400
Notes Payable for Hickman
  Drilling Company Acquisition
  with Interest at December 31,
  2002 of 4.25%                            1,000           --
                                       ----------   ----------
                                          31,500          400
Less Current Portion                       1,000           --
                                       ----------   ----------
Total Long-Term Debt                   $  30,500    $     400
                                       ==========   ==========

     At December 31, 2003, Unit had a $100 million bank loan agreement consisting of a revolving credit facility through May 1, 2005 and a term loan thereafter, maturing on May 1, 2008. On January 30, 2004, in conjunction with Unit's acquisition of PetroCorp Incorporated, Unit replaced its loan agreement with a revolving credit facility totaling $150 million having a four year term ending January 30, 2008. Borrowings under the new credit facility are limited to a commitment amount. Although, the current value of Unit's assets under the latest loan value computation supported a full $150 million, Unit elected to set the loan commitment at

$120 million in order to reduce financing costs. Unit pays a commitment fee of ..375 of 1% for any unused portion of the commitment amount. Unit paid origination, agency and syndication fees of $515,000 at the inception of the new agreement $40,000 of which will be paid annually and the remainder of the fees will be amortized over the 4 year life of the loan.

     The borrowing base under the current credit facility is subject to a semi-annual re-determination on May 10 and November 10 of each year, beginning May 10, 2004. The calculation is based primarily on the sum of a percentage of the discounted future value of Unit's oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of Unit's drilling rig fleet, limited to $20 million, is added to the borrowing base. Provisions are also in the agreement which allow for one requested special re-determination of the borrowing base by either the lender or Unit between each scheduled re-determination date if conditions warrant such a request.

     At Unit's election, any portion of the debt outstanding may be fixed at a Eurodollar Rate for 30, 60, 90 or 180 day terms. During any Eurodollar Rate funding period the outstanding principal balance of the note to which such Eurodollar Rate option applies may be repaid upon three days prior notice to the Administrative Agent. Interest on the Eurodollar Rate is computed at the Eurodollar Base Rate applicable for the interest period plus 1.00% tp 1.50% depending on the level of debt as a percentage of the total loan value and payable at the end of each term or every 90 days whichever is less. Borrowings not under the Eurodollar Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty.

     The loan agreement includes prohibitions against:

     . the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year,
     . the incurrence of additional debt with certain very limited exceptions and
     . the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our property, except in favor of Unit's banks.

     The loan agreement also requires that at the end of each quarter:

     . consolidated net worth of at least $350 million, . a current ratio (as defined in the loan agreement) of not less than 1 to
        1 and
     . a leverage ratio of long-term debt to consolidated EBITDA (as defined in the loan agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

     Other long-term liabilities consisted of the following as of December 31, 2002 and 2003:

                                            2002         2003
                                         ----------   ----------
                                              (In thousands)

  Separation Benefit Plan                $   2,081    $   2,545
  Deferred Compensation Plan                 1,391        1,829
  Retirement Agreement                       1,412        1,349
  Gas Balancing Liability                    1,020        1,191
  Plugging Liability                            --       11,994
                                         ----------   ----------
                                             5,904       18,908
  Less Current Portion                         465        1,015
                                         ----------   ----------
  Total Other Long-Term Liabilities      $   5,439    $  17,893
                                         ==========   ==========

     Estimated annual principal payments under the terms of long-term debt and other long-term liabilities from 2004 through 2008 are $1,015,000, $606,000, $686,000, $841,000 and $679,000. Based on the borrowing rates currently available to Unit for debt with similar terms and maturities, long-term debt at December 31, 2003 approximates its fair value.

NOTE 5 - INCOME TAXES
---------------------

     A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income to Unit's effective income tax expense is as follows:

                                           2001         2002         2003
                                        ----------   ----------   ----------
                                                   (In thousands)
 Income Tax Expense Computed by
   Applying the Statutory Rate          $  34,538    $   9,739    $  27,213
 State Income Tax, Net of
   Federal Benefit                          2,859          834        2,333
 Statutory Depletion and Other             (1,484)      (1,021)        (659)
                                        ----------   ----------   ----------
     Income tax expense                 $  35,913    $   9,552    $  28,887
                                        ==========   ==========   ==========

     Deferred tax assets and liabilities are comprised of the following at December 31, 2002 and 2003:

                                                 2002          2003
                                             -----------   -----------
                                                    (In thousands)
Deferred Tax Assets:
    Allowance for losses
      and nondeductible accruals             $    3,942    $    9,972
    Net operating loss carryforward              17,752        20,745
    Statutory depletion carryforward              4,231         4,476
    Alternative minimum tax credit
      carryforward                                  395           395
                                             -----------   -----------
          Gross deferred tax assets              26,320        35,588

Deferred Tax Liability:
    Depreciation, depletion and
      amortization                             (110,598)     (159,990)
                                             -----------   -----------
          Net deferred tax liability            (84,278)     (124,402)

Current Deferred Tax Asset                        2,042         2,651
                                             -----------   -----------
Non-Current - Deferred Tax Liability         $  (86,320)   $ (127,053)
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

     At December 31, 2003, Unit has an excess statutory depletion carryforward of approximately $11,778,000, which may be carried forward indefinitely and is available to reduce future taxable income, subject to statutory limitations. At December 31, 2003, Unit has net operating loss carryforwards of approximately $54,591,000 which expire from 2019 to 2022.

NOTE 6 - EMPLOYEE BENEFIT AND COMPENSATION PLANS
------------------------------------------------

     In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan ("the Plan") whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, Unit's shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions. No shares were issued under the Plan in 2001, 2002 and 2003.

     Unit also has a Stock Option Plan (the "Option Plan"), which provides for the granting of options for up to 2,700,000 shares of common stock to officers and employees. The Option Plan permits the issuance of qualified or nonqualified stock options. Options granted typically become exercisable at the rate of 20% per year one year after being granted and expire after 10 years from the original grant date. The exercise price for options granted under this plan is the fair market value of the common stock on the date of the grant.

     Activity pertaining to the Stock Option Plan is as follows:

                                                         Weighted
                                             Number       Average
                                               of        Exercise
                                             Shares        Price
                                          -----------   ----------
Outstanding at January 1, 2001               719,700    $    6.87
    Exercised                               (177,200)        3.13
    Cancelled                                (10,400)       10.26
                                          -----------   ----------
Outstanding at December 31, 2001             532,100         8.09
    Granted                                  160,000        19.03
    Exercised                                (59,400)        5.67
                                          -----------   ----------
Outstanding at December 31, 2002             632,700        11.08
    Granted                                  116,850        22.89
    Exercised                               (202,900)        5.94
    Cancelled                                 (9,900)       15.41
                                          -----------   ----------
Outstanding at December 31, 2003             536,750    $   15.52
                                          ===========   ==========

                                                 Outstanding Options
                                                 at December 31, 2003
                                       ---------------------------------------
                                                      Weighted
                                                       Average       Weighted
                                          Number      Remaining       Average
                     Exercise               of       Contractual     Exercise
                      Prices              Shares        Life           Price
             -----------------------   -----------   -----------   -----------
                 $ 3.00 - $ 4.00           99,600     3.8  years   $     3.52
                 $ 7.25 - $10.00           45,700     3.2  years   $     8.52
                 $11.31 - $14.06            3,500     5.8  years   $    13.28
                 $16.69 - $22.95          387,950     8.6  years   $    19.44

                                                     Exercisable Options
                                                     At December 31, 2003
                                                   ------------------------
                                                                  Weighted
                                                      Number       Average
                         Exercise                       of        Exercise
                          Prices                      Shares        Price
            ------------------------------------   -----------   -----------
                      $ 2.75 - $ 4.00                  99,600    $     3.52
                      $ 7.25 - $10.00                  45,700    $     8.52
                      $11.31 - $14.06                   2,500    $    12.96
                      $16.69 - $19.04                 108,500    $    17.49

     Options for 329,300, 355,100 and 256,300 shares were exercisable with weighted average exercise prices of $6.25, $7.28 and $5.32 at December 31, 2001, 2002 and 2003, respectively.

     In February and May 1992, the Board of Directors and shareholders, respectively, approved the Unit Corporation Non-Employee Directors' Stock Option Plan (the "Old Plan") and in February and May 2000, the Board of Directors and shareholders, respectively, approved the Unit Corporation 2000 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, which replaced the Old Plan, an aggregate of 300,000 shares of Unit's common stock may be issued upon exercise of the stock options. Under the Old Plan, on the first business day following each annual meeting of stockholders of Unit, each person who was then a member of the Board of Directors of Unit and who was not then an employee of Unit or any of its subsidiaries was granted an option to purchase 2,500 shares of common stock. Under the Directors' Plan, commencing with the year 2000 annual meeting, the amount granted has been increased to 3,500 shares of common stock. The option price for each stock option is the fair market value of the common stock on the date the stock options are granted. No stock options may be exercised during the first six months of its term except in case of death and no stock options are exercisable after 10 years from the date of grant.

     Activity pertaining to the Directors' Plan is as follows:

                                                         Weighted
                                             Number      Average
                                               of        Exercise
                                             Shares       Price
                                          -----------   ----------
Outstanding at January 1, 2001                95,000    $    7.03
    Granted                                   17,500        17.54
    Exercised                                (37,000)        6.80
                                          -----------   ----------
Outstanding at December 31, 2001              75,500         9.58
    Granted                                   21,000        20.10
    Exercised                                 (2,500)        1.75
                                          -----------   ----------
Outstanding at December 31, 2002              94,000        12.14
    Granted                                   21,000        20.46
    Exercised                                (34,500)        7.73
                                          -----------   ----------
Outstanding at December 31, 2003              80,500    $    8.94
                                          ===========   ==========


                                                   Outstanding and
                                                 Exercisable Options
                                                at December 31, 2003
                                       ---------------------------------------
                                                      Weighted
                                                       Average      Weighted
                                         Number       Remaining      Average
                     Exercise              of        Contractual     Exercise
                      Prices             Shares         Life          Price
             -----------------------   -----------   -----------   -----------
                 $ 2.88 - $ 3.75            2,500      0.4 years   $     2.88
                 $ 6.87 - $ 9.00           15,000      3.8 years   $     7.58
                 $12.19 - $17.54           21,000      7.0 years   $    15.76
                 $20.10 - $20.46           42,000      8.8 years   $    20.28

     Under Unit's 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Unit may match each employee's contribution, up to a specified maximum, in full or on a partial basis. Unit made discretionary contributions under the plan of 35,016, 87,452 and 61,175 shares of common stock and recognized expense of $1,082,000, $1,079,000 and $1,365,000 in 2001, 2002 and 2003, respectively.

     Unit provides a salary deferral plan ("Deferral Plan") which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy Unit's obligation under the Deferral Plan at December 31, 2001, 2002 and 2003 totaled $1,277,000, $1,391,000 and $1,829,000, respectively. Unit recognizes payroll expense and records a liability at the time of deferral.

     Effective January 1, 1997, Unit adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with Unit is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against Unit in exchange for receiving the separation benefits. On October 28, 1997, Unit adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. Unit recognized expense of $589,000, $619,000 and $707,000 in 2001, 2002 and 2003,
respectively, for benefits associated with anticipated payments from both separation plans.

     Unit has entered into key employee change of control contracts with six of its current executive officers. These severance contracts have an initial three-year term that is automatically extended for one year upon each anniversary, unless a notice not to extend is given by Unit. If a change of control of the company, as defined in the contracts, occurs during the term of the severance contract, then the contract becomes operative for a fixed three-year period. The severance contracts generally provide that the executive's terms and conditions for employment (including position, work location, compensation and benefits) will not be adversely changed during the three-year period after a change of control. If the executive's employment is terminated (other than for cause, death or disability), the executive terminates for good reason during such three-year period, or the executive terminates employment for any reason during the 30-day period following the first anniversary of the change of control, and upon certain terminations prior to a change of control or in connection with or in anticipation of a change of control, the executive is generally entitled to receive, in addition to certain other benefits, any earned but unpaid compensation; up to 2.9 times the executive's base salary plus annual bonus (based on historic annual bonus); and the company matching contributions that would have been made had the executive continued to participate in the company's 401(k) plan for up to an additional three years.

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

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES
------------------------------------------

     Unit Petroleum Company serves as the general partner of 10 oil and gas limited partnerships. Four were formed for investment by third parties and six (the employee partnerships) were formed to allow employees of Unit and its subsidiaries and directors of Unit to participate in Unit Petroleum's oil and gas exploration and production operations. The partnerships for the third party investments were formed in 1984, 1985 and 1986. An additional third party partnership, the 1979 Oil and Gas Limited Partnership was dissolved on July 1, 2003. Employee partnerships have been formed for each year beginning with 1984. Interests in the employee partnerships were offered to the employees of Unit and its subsidiaries whose annual base compensation was at least a specified amount ($22,680 for 2002 and 2003 and $36,000 for 2004) and to the directors of Unit.

     The employee partnerships formed in 1984 through 1990 were consolidated into a single consolidating partnership in 1993 and the employee partnerships formed in 1991 through 1999 were also consolidated into the consolidating partnership in 2002. The consolidation of the 1991 through the 1999 employee partnerships at the end of last year was done by the general partners under the authority contained in the respective partnership agreements and did not involve any vote, consent or approval by the limited partners. The employee partnerships have each had a set percentage (ranging from 1% to 15%) of our interest in most of the oil and natural gas wells we drill or acquire for our own account during the particular year for which the partnership was formed. The total interest the employees have in our oil and natural gas wells by participating in these partnerships does not exceed one percent.

     Amounts received in the years ended December 31 from both public and private Partnerships for which Unit is a general partner are as follows:

                                        2001        2002        2003
                                     ---------   ---------   ---------
                                              (In thousands)
  Contract Drilling                  $    416    $    209    $    428
  Well Supervision and Other Fees    $    498    $    510    $    236
  General and Administrative
    Expense Reimbursement            $    193    $    210    $    209

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

     A subsidiary of Unit paid the Partnerships, for which Unit or a subsidiary is the general partner, $3,000, $1,000 and $2,000 during the years ended December 31, 2001, 2002 and 2003, respectively, for purchases of natural gas production.

     Unit owns a 40% equity interest in Superior Pipeline Company LLC, an Oklahoma Limited Liability Company. Superior is a natural gas gathering and processing company. The investment, including Unit's share of the equity in the earnings of this company, totaled $3.0 million at December 31, 2003 and is reported in other assets in Unit's consolidated balance sheet. During 2003, Superior Pipeline Company LLC purchased $3.3 million of our natural gas production and paid $64,000 for our natural gas liquids. We paid this company $39,000 for gathering and compression services.

     Unit also owns a 16.7% limited partnership interest in Eagle Energy Partnership I, L.P. ("Eagle"), carried at cost, for $2.5 million. Eagle is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), future commodities, and the performance of scheduling and nomination services for both energy related commodities and similar energy management functions. Total purchases by Eagle Energy Partnership I, L.P., which are competitively marketed, accounted for 6% of Unit's oil and natural gas revenues in 2003. Unit increased its sales to Eagle Energy Partners I LP since it first starting selling natural gas to them in August, 2003. For the period August through December 2003 Eagle has purchased 16% of Unit's oil and natural gas revenues.

NOTE 8 - SHAREHOLDER RIGHTS PLAN
--------------------------------

     Unit maintains a Shareholder Rights Plan (the "Plan") designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of Unit without offering fair value to all shareholders and to deter other abusive takeover tactics, which are not in the best interest of shareholders.

     Under the terms of the Plan, each share of common stock is accompanied by one right, which given certain acquisition and business combination criteria, entitles the shareholder to purchase from Unit one one-hundredth of a newly issued share of Series A Participating Cumulative Preferred Stock at a price subject to adjustment by Unit or to purchase from an acquiring company certain shares of its common stock or the surviving company's common stock at 50% of its value.

     The rights become exercisable 10 days after Unit learns that an acquiring person (as defined in the Plan) has acquired 15% or more of the outstanding common stock of Unit or 10 business days after the commencement of a tender offer, which would result in a person owning 15% or more of such shares. Unit can redeem the rights for $0.01 per right at any date prior to the earlier of
(i) the close of business on the 10th day following the time Unit learns that a person has become an acquiring person or (ii) May 19, 2005 (the "Expiration Date"). The rights will expire on the Expiration Date, unless redeemed earlier by Unit.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     Unit leases office space in Tulsa and Woodward Oklahoma and Houston Texas under the terms of operating leases expiring through January 31, 2010. Future minimum rental payments under the terms of the leases are approximately $719,000, $710,000, $714,000, $531,000 and $423,000 in 2004, 2005, 2006, 2007
and 2008, respectively. Total rent expense incurred by the Company was $582,000, $678,000 and $752,000 in 2001, 2002 and 2003, respectively.

     The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that Unit repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. Unit made repurchases of $1,000 and $106,000 in 2002 and 2003, respectively, for such limited partners' interests. No repurchases were made in 2001. In 2001, Unit paid $15,000 for interests in two of the Questa limited partnerships and subsequently dissolved one of the Questa partnerships.

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

     We have not historically experienced any environmental liability while being a contract driller since the greatest portion of risk is borne by the operator. Any liabilities we have incurred have been small and have been resolved while the rig is on the location and the cost has been included in the direct cost of drilling the well.

     Unit is a party to various legal proceedings arising in the ordinary course of its business none of which, in management's opinion, will result in judgments which would have a material adverse effect on Unit's financial position, operating results or cash flows.

NOTE 10 - INDUSTRY SEGMENT INFORMATION
--------------------------------------

     Unit has two business segments: Contract Drilling and Oil and Natural Gas, representing its two main business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties.

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

                                           2001         2002         2003
                                        ----------   ----------   ----------
                                                   (In thousands)
Revenues:
    Contract drilling                   $ 169,301    $ 119,014    $ 188,832
    Elimination of intersegment
      revenue                               2,259          841        5,686
                                        ----------   ----------   ----------
    Contract drilling net of
      intersegment revenue                167,042      118,173      183,146
    Oil and natural gas                    90,237       67,959      116,609
    Other                                   1,900        1,504        2,829
                                        ----------   ----------   ----------
        Total revenues                  $ 259,179    $ 187,636    $ 302,584
                                        ==========   ==========   ==========
Operating Income (1):
    Contract drilling                   $  62,148    $  12,151    $  20,740
    Oil and natural gas                    45,925       23,826       64,097
                                        ----------   ----------   ----------
        Total operating income            108,073       35,977       84,837

    General and administrative
      expense                              (8,476)      (8,712)      (9,222)
    Interest expense                       (2,818)        (973)        (693)
    Other income (expense)- net             1,900        1,504        2,829
                                        ----------   ----------   ----------
        Income before income taxes      $  98,679    $  27,796    $  77,751
                                        ==========   ==========   ==========
Identifiable Assets (2):
    Contract drilling                   $ 183,471    $ 299,655    $ 364,855
    Oil and natural gas                   220,476      261,440      327,172
                                        ----------   ----------   ----------
        Total identifiable assets         403,947      561,095      692,027
    Corporate assets                       13,306       17,068       20,898
                                        ----------   ----------   ----------
        Total assets                    $ 417,253    $ 578,163    $ 712,925
                                        ==========   ==========   ==========

                                           2001         2002          2003
                                        ----------   ----------    ----------
                                                   (In thousands)
Capital Expenditures:
    Contract drilling                   $  51,280    $ 139,298 (3) $  71,899 (4)
    Oil and natural gas                    56,933       58,778        80,883 (5)
    Other                                     539          516         3,940
                                        ----------   ----------    ----------
        Total capital
          expenditures                  $ 108,752    $ 198,592     $ 156,722
                                        ==========   ==========    ==========
Depreciation, Depletion,
  Amortization and
  Impairment:
    Contract drilling                   $  13,888    $  14,684     $  23,644
    Oil and natural gas                    22,116       23,338        27,343
    Other                                     638          635           796
                                        ----------   ----------    ----------
        Total depreciation,
          depletion,
          amortization
          and impairment                $  36,642    $  38,657     $  51,783
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

(4)  Includes $10.9 million for goodwill.

(5) Includes $7.6 million for capitalized cost relating to plugging liability recorded in 2003.

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------

     Summarized quarterly financial information for 2002 and 2003 is as follows:

                                            Three Months Ended
                           ---------------------------------------------------
                             March 31     June 30    September 30  December 31
                           -----------  -----------  ------------  -----------
                                 (In thousands except per share amounts)
  Year Ended
    December 31, 2002:
      Revenues             $   38,730   $   44,753   $    48,272   $   55,881
                           ===========  ===========  ============  ===========
      Gross profit(1)      $    6,515   $   10,295   $     8,107   $   11,060
                           ===========  ===========  ============  ===========
      Income before
        income taxes       $    4,254   $    8,297   $     6,022   $    9,223
                           ===========  ===========  ============  ===========
      Net income(2)        $    2,642   $    5,108   $     3,708   $    6,786
                           ===========  ===========  ============  ===========
      Earnings per
        common share:
          Basic (3)        $     0.07   $     0.14   $      0.09   $     0.16
                           ===========  ===========  ============  ===========
          Diluted (4)      $     0.07   $     0.14   $      0.09   $     0.16
                           ===========  ===========  ============  ===========
  Year Ended
    December 31, 2003:
      Revenues             $   68,446   $   72,980   $    78,201   $   82,957
                           ===========  ===========  ============  ===========
      Gross profit(1)      $   22,447   $   20,214   $    22,251   $   19,925
                           ===========  ===========  ============  ===========
      Income before
        income taxes
        and change in
        accounting
        principle          $   20,418   $   18,857   $    20,598   $   17,878
                           ===========  ===========  ============  ===========
      Income before
        change in
        accounting
        principle          $   12,659   $   11,691   $    12,763   $   11,751
                           ===========  ===========  ============  ===========
          Net Income(2)    $   13,984   $   11,691   $    12,763   $   11,751
                           ===========  ===========  ============  ===========

                                           Three Months Ended
                           ---------------------------------------------------
                             March 31     June 30    September 30  December 31
                           -----------  -----------  ------------  -----------
                                 (In thousands except per share amounts)
      Earnings Before
        Change in
        Accounting
        Principle per
        Common Share:
          Basic            $     0.29   $     0.27   $      0.29   $     0.27
                           ===========  ===========  ============  ===========
          Diluted          $     0.29   $     0.27   $      0.29   $     0.27
                           ===========  ===========  ============  ===========

      Net Income per
        Common Share:
          Basic            $     0.32   $     0.27   $      0.29   $     0.27
                           ===========  ===========  ============  ===========
          Diluted          $     0.32   $     0.27   $      0.29   $     0.27
                           ===========  ===========  ============  ===========

------------------
(1) Gross profit excludes other revenues, general and administrative expense and interest expense.

(2) The net income for the three months ended December 31, 2002 and 2003 includes a tax benefit of $1.1 million and $0.8 million, respectively, relating primarily to an increase in the estimated amount of statutory depletion carryforward.

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

NOTE 12 - SUBSEQUENT EVENT
--------------------------

     On January 30, 2004 Unit acquired the outstanding common stock of PetroCorp Incorporated for $182.1 million in cash. PetroCorp Incorporated explored and developed oil and natural gas properties primarily in Texas and Oklahoma. Approximately 84% of the oil and natural gas properties acquired in the acquisition are located in the Mid-Continent and Permian basins, while 6% are located in the Rocky Mountains and 10% are located in the Gulf Coast basin. The acquired properties increased Unit's reserve base by approximately 56.7 billion equivalent cubic feet of natural gas and provide additional locations for development drilling in the future. With the acquisition of PetroCorp Incorporated, Unit also entered into a new $150 million credit facility to replace its existing loan agreement as more fully discussed in Note 4.

     The preliminary allocation of the total consideration paid for the acquisition is as follows (in thousands):


                Working Capital                               $  93,668
                Undeveloped Oil and Natural Gas Properties        6,557
                Proved Oil and Natural Gas Properties           114,518
                Property and Equipment - Other                      401
                Other Assets                                      1,499
                Other Long-Term Liabilities                      (5,557)
                Deferred Income Taxes (net)                     (28,966)
                                                              ----------
                    Total consideration                       $ 182,120
                                                              ==========

     Unaudited summary pro forma results of operations for Unit, reflecting the above described acquisition as if it had occurred at the beginning of the year ended December 31, 2002 and December 31, 2003, are as follows, respectively; revenues, $217.0 million and $339.6 million; income from continuing operations of $19.5 million and $55.2 million; net income of $19.5 million and $53.5 million; income from continuing operations per common share (diluted) of $0.50 and $1.26 and net income per common shares (diluted) of $0.50 and $1.22. The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective period nor of the results which may occur in the future.

NOTE 13 - OIL AND NATURAL GAS INFORMATION
-----------------------------------------

     The capitalized costs at year end and costs incurred during the year were as follows:

                                           USA        Canada       Total
                                       -----------   ---------   -----------
                                                   (In thousands)
  2001:
  Capitalized costs:
      Proved properties                $  391,216    $    888    $  392,104
      Unproved properties                  14,207         180        14,387
                                       -----------   ---------   -----------
                                          405,423       1,068       406,491
      Accumulated depreciation,
        depletion, amortization
        and impairment                   (196,270)       (475)     (196,745)
                                       -----------   ---------   -----------
          Net capitalized costs        $  209,153    $    593    $  209,746
                                       ===========   =========   ===========
  Cost incurred:
      Unproved properties acquired     $    7,503    $     21    $    7,524
      Proved properties acquired            1,419          --         1,419
      Exploration                           9,336          --         9,336
      Development                          38,359         295        38,654
                                       -----------   ---------   -----------
          Total costs incurred         $   56,617    $    316    $   56,933
                                       ===========   =========   ===========
  2002:
  Capitalized costs:
      Proved properties                $  448,331    $    895    $  449,226
      Unproved properties                  15,692         332        16,024
                                       -----------   ---------   -----------
                                          464,023       1,227       465,250
      Accumulated depreciation,
        depletion, amortization
        and impairment                   (218,956)       (520)     (219,476)
                                       -----------   ---------   -----------
          Net capitalized costs        $  245,067    $    707    $  245,774
                                       ===========   =========   ===========
  Cost incurred:
      Unproved properties acquired     $    5,330    $    152    $    5,482
      Proved properties acquired           13,379          --        13,379
      Exploration                           6,591          --         6,591
      Development                          33,319           7        33,326
                                       -----------   ---------   -----------
          Total costs incurred         $   58,619    $    159    $   58,778
                                       ===========   =========   ===========

                                           USA         Canada        Total
                                       -----------   ---------   -----------
                                                   (In thousands)
  2003:
  Capitalized costs:
      Proved properties                $  527,196    $    914    $  528,110
      Unproved properties                  17,149         337        17,486
                                       -----------   ---------   -----------
                                          544,345       1,251       545,596
      Accumulated depreciation,
        depletion, amortization
        and impairment                   (240,047)       (540)     (240,587)
                                       -----------   ---------   -----------
          Net capitalized costs        $  304,298    $    711    $  305,009
                                       ===========   =========   ===========
  Cost incurred:
      Unproved properties acquired     $    8,611    $     19    $    8,630
      Proved properties acquired            2,557          --         2,557
      Exploration                           7,071          --         7,071
      Development(1)                       62,620           5        62,625
                                       -----------   ---------   -----------
          Total costs incurred         $   80,859    $     24    $   80,883
                                       ===========   =========   ===========

----------------
(1) Includes $7.0 million of capitalized cost for plugging liability recorded in the first quarter of 2003 for wells drilled in prior years.

     The following table shows a summary of the oil and natural gas property costs not being amortized at December 31, 2003, by the year in which such costs were incurred.


                  2000
                   and
                  Prior       2001       2002       2003      Total
                ---------  ---------  ---------  ---------  ---------
                                   (In thousands)
Undeveloped
  Leasehold
  Acquired      $  3,341   $  3,272   $  3,187   $  7,686   $ 17,486
                =========  =========  =========  =========  =========

     The results of operations for producing activities are provided below.

                                             USA        Canada        Total
                                         -----------   ---------   -----------
                                                    (In thousands)
  2001:
      Revenues                           $   86,810    $    190    $   87,000
      Production costs                      (18,636)        (23)      (18,659)
      Depreciation, depletion
        and amortization                    (19,756)        (40)      (19,796)
                                         -----------   ---------   -----------
                                             48,418         127        48,545
      Income tax expense                    (17,621)        (40)      (17,661)
                                         -----------   ---------   -----------
      Results of operations for
        producing activities
        (excluding corporate
        overhead and financing costs)    $   30,797    $     87    $   30,884
                                         ===========   =========   ===========

  2002:
      Revenues                           $   64,534    $     87    $   64,621
      Production costs                      (17,300)        (25)      (17,325)
      Depreciation, depletion
        and amortization                    (22,685)        (45)      (22,730)
                                         -----------   ---------   -----------
                                             24,549          17        24,566
      Income tax expense                     (8,436)         (5)       (8,441)
                                         -----------   ---------   -----------
      Results of operations for
        producing activities
        (excluding corporate
        overhead and financing costs)    $   16,113    $     12    $   16,125
                                         ===========   =========   ===========

  2003:
      Revenues                           $  114,398    $    171    $  114,569
      Production costs                      (21,366)        (21)      (21,387)
      Depreciation, depletion
        and amortization                    (27,059)        (20)      (27,079)
                                         -----------   ---------   -----------
                                             65,973         130        66,103
          Income tax expense                (24,508)        (41)      (24,549)
                                         -----------   ---------   -----------
      Results of operations for
        producing activities
        (excluding corporate
        overhead and financing costs)    $   41,465    $     89    $   41,554
                                         ===========   =========   ===========

     Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows (unaudited):

                                     USA           Canada            Total
                              ---------------- ---------------- ----------------
                                      Natural          Natural          Natural
                                 Oil     Gas      Oil     Gas     Oil     Gas
                                Bbls     Mcf     Bbls     Mcf    Bbls     Mcf
                              ------- -------- ------- -------- ------- --------
                                                (In thousands)
  2001:
  Proved developed and
    undeveloped reserves:
      Beginning of year        4,183  215,196      --      441   4,183  215,637
      Revision of previous
        estimates               (214) (24,253)     --       (7)   (214) (24,260)
      Extensions, discoveries
        and other additions      861   54,521      --       --     861   54,521
      Purchases of minerals
        in place                   8    1,246      --       --       8    1,246
      Sales of minerals in
        place                     (3)     (26)     --       --      (3)     (26)
      Production                (492) (18,819)     --      (45)   (492) (18,864)
                              ------- -------- ------- -------- ------- --------
      End of Year              4,343  227,865      --      389   4,343  228,254
                              ======= ======== ======= ======== ======= ========
  Proved developed reserves:
      Beginning of year        3,222  162,718      --      389   3,222  163,107
      End of year              2,753  150,419      --      338   2,753  150,757

  2002:
  Proved developed and
    undeveloped reserves:
      Beginning of year        4,343  227,865      --      389   4,343  228,254
      Revision of previous
        estimates               (166) (10,543)     --      (31)   (166) (10,574)
      Extensions, discoveries
        and other additions      230   29,541      --       --     230   29,541
      Purchases of minerals
        in place                 192   16,558      --       --     192   16,558
      Sales of minerals in
        place                    (30)      --      --       --     (30)      --
      Production                (473) (18,927)     --      (41)   (473) (18,968)
                              ------- -------- ------- -------- ------- --------
      End of Year              4,096  244,494      --      317   4,096  244,811
                              ======= ======== ======= ======== ======= ========
  Proved developed reserves:
      Beginning of year        2,753  150,419      --      338   2,753  150,757
      End of year              2,951  168,049      --      317   2,951  168,366

                                     USA            Canada           Total
                              ---------------- ---------------- ----------------
                                      Natural          Natural          Natural
                                Oil     Gas      Oil     Gas      Oil     Gas
                              Bbls(1)   Mcf      Bbls    Mcf     Bbls     Mcf
                              ------- -------- ------- -------- ------- --------
                                                (In thousands)
  2003:
  Proved developed and
    undeveloped reserves:
      Beginning of year        4,096  244,494      --      317   4,096  244,811
      Revision of previous
        estimates                629  (10,510)     --      371     629  (10,139)
      Extensions, discoveries
        and other additions    1,000   39,762      --       --   1,000   39,762
      Purchases of minerals
        in place                   8      437      --       --       8      437
      Sales of minerals
        in place                 (76)     (31)     --       --     (76)     (31)
      Production                (516) (20,610)     --      (38)   (516) (20,648)
                              ------- -------- ------- -------- ------- --------
      End of Year              5,141  253,542      --      650   5,141  254,192
                              ======= ======== ======= ======== ======= ========
  Proved developed reserves:
      Beginning of year        2,951  168,049      --      317   2,951  168,366
      End of year              3,984  182,203      --      650   3,984  128,853


----------------------
(1)  Oil includes natural gas liquids in barrels.

     Oil and natural gas reserves cannot be measured exactly. Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. Unit utilizes Ryder Scott Company, independent petroleum consultants, to review its reserves as prepared by its reservoir engineers.

     Proved oil and gas reserves, as defined in SEC Rule 4-10(a), are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

     Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes:

     . that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and

     . the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

     Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

     Estimates of proved reserves do not include the following:

     . oil that may become available from known reservoirs but is classified separately as "indicated additional reserves";

     . crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

     . crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

     . crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

     Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

     The standardized measure of discounted future net cash flows ("SMOG") was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences, that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows (unaudited):

                                             USA       Canada       Total
                                         -----------  ---------  -----------
                                                   (In thousands)
  2001:
      Future cash flows                  $  676,051   $    975   $  677,026
      Future production costs              (220,590)      (311)    (220,901)
      Future development costs              (58,909)       (30)     (58,939)
      Future income tax expenses            (94,037)      (134)     (94,171)
                                         -----------  ---------  -----------
      Future net cash flows                 302,515        500      303,015

      10% annual discount for
        estimated timing of cash flows     (125,238)      (194)    (125,432)
                                         -----------  ---------  -----------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves         $  177,277   $    306   $  177,583
                                         ===========  =========  ===========

  2002:
      Future cash flows                  $1,256,434   $  1,400   $1,257,834
      Future production costs              (320,940)      (309)    (321,249)
      Future development costs              (65,266)        --      (65,266)
      Future income tax expenses           (250,413)      (233)    (250,646)
                                         -----------  ---------  -----------
      Future net cash flows                 619,815        858      620,673
      10% annual discount for
        estimated timing of cash flows     (275,015)      (344)    (275,359)
                                         -----------  ---------  -----------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves         $  344,800   $    514   $  345,314
                                         ===========  =========  ===========

  2003:
      Future cash flows                  $1,548,785   $  3,500   $1,552,285
      Future production costs              (418,007)      (581)    (418,588)
      Future development costs              (72,891)        --      (72,891)
      Future income tax expenses           (313,827)      (805)    (314,632)
                                         -----------  ---------  -----------
      Future net cash flows                 744,060      2,114      746,174

      10% annual discount for
        estimated timing of cash flows     (325,182)      (738)    (325,920)
                                         -----------  ---------  -----------
      Standardized measure of
        discounted future net cash
        flows relating to proved oil
        and natural gas reserves         $  418,878   $  1,376   $  420,254
                                         ===========  =========  ===========

     The principal sources of changes in the standardized measure of discounted future net cash flows were as follows (unaudited):

                                             USA       Canada       Total
                                         -----------  ---------  -----------
                                                   (In thousands)
  2001:
      Sales and transfers of oil and
        natural gas produced,
        net of production costs          $  (68,174)  $   (167)  $  (68,341)
      Net changes in prices and
        production costs                   (768,295)    (1,600)    (769,895)
      Revisions in quantity
        estimates and changes in
        production timing                   (32,705)        13      (32,692)
      Extensions, discoveries and
        improved recovery, less
        related costs                        54,127         --       54,127
      Changes in estimated future
        development cost                      2,673         --        2,673
      Previously estimated cost
        incurred during the period            7,361         --        7,361
      Purchases of minerals in place          1,217         --        1,217
      Sales of minerals in place               (220)        --         (220)
      Accretion of discount                  99,953        205      100,158
      Net change in income taxes            271,421        524      271,945
      Other - net                           (64,668)      (108)     (64,776)
                                         -----------  ---------  -----------
      Net change                           (497,310)    (1,133)    (498,443)
      Beginning of year                     674,587      1,439      676,026
                                         -----------  ---------  -----------
      End of year                        $  177,277   $    306   $  177,583
                                         ===========  =========  ===========
  2002:
      Sales and transfers of oil and
        natural gas produced,
        net of production costs          $  (47,230)  $    (62)  $  (47,292)
      Net changes in prices and
        production costs                    230,934        363      231,297
      Revisions in quantity
        estimates and changes in
        production timing                   (49,000)      (110)     (49,110)
      Extensions, discoveries and
        improved recovery, less
        related costs                        60,957         --       60,957
      Changes in estimated future
        development cost                      1,743         --        1,743
      Previously estimated cost
        incurred during the period            9,911         30        9,941
      Purchases of minerals in place         23,334         --       23,334
      Sales of minerals in place               (150)        --         (150)
      Accretion of discount                  23,080         39       23,119
      Net change in income taxes            (84,843)       (59)     (84,902)
      Other - net                            (1,213)         7       (1,206)
                                         -----------  ---------  -----------
      Net change                            167,523        208      167,731
      Beginning of year                     177,277        306      177,583
                                         -----------  ---------  -----------
      End of year                        $  344,800   $    514   $  345,314
                                         ===========  =========  ===========

                                             USA        Canada      Total
                                         -----------  ---------  -----------
                                                    (In thousands)
  2003:
      Sales and transfers of oil and
        natural gas produced,
        net of production costs          $  (93,948)  $   (150)  $  (94,098)
      Net changes in prices and
        production costs                     65,611        195       65,806
      Revisions in quantity
        estimates and changes in
        production timing                   (14,637)     1,007      (13,630)
      Extensions, discoveries and
        improved recovery, less
        related costs                       113,421         --      113,421
      Changes in estimated future
        development cost                     (5,356)        --       (5,356)
      Previously estimated cost
        incurred during the period           15,664         --       15,664
      Purchases of minerals in place            881         --          881
      Sales of minerals in place               (837)        --         (837)
      Accretion of discount                  48,317         66       48,383
      Net change in income taxes            (38,950)      (386)     (39,336)
      Other - net                           (16,088)       130      (15,958)
                                         -----------  ---------  -----------
      Net change                             74,078        862       74,940
      Beginning of year                     344,800        514      345,314
                                         -----------  ---------  -----------
      End of year                        $  418,878   $  1,376   $  420,254
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

     The assumptions used to compute SMOG do not necessarily reflect management's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates. Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to difficulty inherent in predicting the future, variations from the expected production rate could result from factors outside of management's control, such as unintentional delays in development, environmental concerns or changes in prices or regulatory controls. Also, the reserve valuation assumes that all reserves will be disposed of by production. However, other factors such as the sale of reserves in place could affect the amount of cash eventually realized.

     Future cash flows are computed by applying year-end spot prices of oil $32.52 and natural gas $5.67 relating to proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

                         REPORT OF INDEPENDENT AUDITORS




The Shareholders and Board of Directors
Unit Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."


PricewaterhouseCoopers LLP



Tulsa, Oklahoma
February 18, 2004

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

         None.

Item 9a.  Controls and Procedures.
--------  -------------------------

     (a) Evaluation of Disclosure Controls and Procedures

          The company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in reports the company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The company's disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the company's disclosure controls and procedures were effective to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities.

     (b) Changes in Internal Control Over Financial Reporting

          As of the last quarter, there were no changes in the company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     The information regarding Directors and Executive Officers appearing under the headings "Item 1: Election of Directors", and "Other Matters" of our 2004 Proxy Statement is incorporated by reference in this section. The information under the heading "Executive Officers" in Items 1 and 2 of this Form 10-K is also incorporated by reference in this section.

Item 11.  Executive Compensation
--------  ----------------------

     The information appearing under the headings "Directors' Compensation and Benefits", "Executive Compensation", "Termination of Employment & Change in Control Arrangements", "Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" of our 2004 Proxy Statement is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
            and Related Stockholder Matters
            -------------------------------

     The information appearing under the heasding "Ownership of Our Common Stock by Beneficial Owners and Management" of our 2004 Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     The information appearing under the heading "Other Matters" of our 2004 Proxy Statement is incorporated by reference.

ITEM 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

     The information appearing under the headings "Report of Audit Committee", "Principal Accounting Fees and Services" and "Ratification of Appointment of Auditors" of our 2004 Proxy Statement is incorporated by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
--------  ------------------------------------------------------
            Form 8-K
            --------

     (a) Financial Statements, Schedules and Exhibits:

1.   Financial Statements:
     ---------------------

     Included in Part II of this report:
         Consolidated Balance Sheets as of December 31, 2002 and 2003 Consolidated Statements of Income for the years ended December
           31, 2001, 2002 and 2003
         Consolidated Statements of Changes in Shareholders' Equity
           for the years ended December 31, 2001, 2002 and 2003
         Consolidated Statements of Cash Flows for the
           years ended December 31, 2001, 2002 and 2003
         Notes to Consolidated Financial Statements
         Report of Independent Auditors

2.   Financial Statement Schedules:
     ------------------------------
         Included in Part IV of this report for the years ended December 31,
           2001, 2002 and 2003:
             Schedule II - Valuation and Qualifying Accounts and Reserves

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

     2.6.2 Amended and Restated Share Purchase Agreement dated as of June 24, 2002, by and among Unit Corporation, Kaiser Francis Charitable Income Trust B and Kaiser Francis Oil Company (incorporated herein by reference to Exhibit 99.2 to Form 8-K dated August 27, 2002).

     3.1 Restated Certificate of Incorporation of Unit Corporation (filed as Exhibit 3.1 to Form S-3 (file No. 333-83551), which is incorporated herein by reference).

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

     4.2.8 Second Amendment of the Rights Agreement, dated August 14, 2002, between the Company and Mellon Shareholder Services LLC, as Rights Agent (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference).

     4.3 Indenture (filed as Exhibit 4.3 to Unit's Form S-3 filed with the S.E.C. File No. 333-104165, which is incorporated herein by reference).

     10.1.26  Loan Agreement dated January 30, 2004 (filed herein).

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

     10.2.32* Unit Corporation Separation Benefit Plan for Senior Management
              (filed as an Exhibit to Unit's Quarterly Report under cover of Form 10-Q for the quarter ended September 30, 1997, which is incorporated herein by reference).

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

     10.2.39* Form of Unit Corporation Key Employee Change of Control Contract entered into with certain of Unit's officers (filed as an Exhibit to Unit's Annual Report under the cover of Form 10-K for the year ended December 31, 2000).

     10.2.40 Form of Indemnification Agreement entered into between the Company and its executive officers and directors (filed as Exhibit 10 to Unit's Form 8-K dated August 23, 2001, which is incorporated herein by reference).

     10.2.41 Unit 2002 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2001).

     10.2.42 Unit 2003 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2002).

     10.2.43 Unit 2004 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herein).

     21       Subsidiaries of the Registrant (filed herein).

     23.1     Consent of Independent Accountants (filed herein).

     23.2     Consent of Independent Petroleum Engineers (filed herein).

     31.1 Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

     31.2 Certification of Chief Financial Officer under Rule 13a -14(a) of the Exchange Act (filed herein).

     32.1 Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C.
              Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

     99.2 Separation Agreement, dated May 11, 2001, between the Registrant and Mr. Kirchner (filed as Exhibit 99.A4 to Unit's Form 8-K dated May 18, 2001, which is incorporated herein by reference).


* Indicates a management contract or compensatory plan identified pursuant to the requirements of Item 14 of Form 10-K.

     (b)  Reports on Form 8-K:

            On October 22, 2003, we filed a report on Form 8-K under items 7 and
            12. This report announced our results of operations and financial condition for the quarter ended September 30, 2003. The press release regarding this announcement was furnished as an exhibit.

            On October 27, 2003, we filed a report on Form 8-K under items 5 and
            7. This report announced that our Board of Directors has elected Mr. Mark E. Monroe to the Company's Board of Directors. The press release regarding this announcement was furnished as an exhibit.

            On November 21, 2003, we filed a report on Form 8-K under items 5 and 7. This report announced that we signed an agreement to acquire Serdrilco Incorporated and its subsidiary, Service Drilling Southwest LLC, a U.S. land drilling company located in Borger, Texas, for $35.0 million in cash and an earn-out provision allowing the sellers to obtain one-half of the cash flow in excess of $10 million for each of the next three years. The press release regarding this announcement was furnished as an exhibit.

            On December 8, 2003, we filed a report on Form 8-K under items 7 and
            9. This report announced the completion of the acquisition of SerDrilco Incorporated and its subsidiary, Service Drilling Southwest LLC. We also announced we intend to offer 2 million shares of our common stock pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission. The press releases regarding both of the announcements were furnished as exhibits.

            On December 9, 2003, we filed a report on Form 8-K/A under item 7. This report updated the proforma financial statements related to the acquisition of CREC Rig Acquisition Company LLC and CDC Drilling Company.

            On December 10, 2003, we filed a report on Form 8-K under items 7 and 9. This report announced that the previously announced public offering of 2 million shares of our common stock was priced at $22.00 per share and we anticipate the transaction will close on December 15, 2003. The press release regarding this announcement was furnished as an exhibit.

            On December 11, 2003, we filed a report on Form 8-K under items 5 and 7. This report filed exhibits in connection with a prospectus supplement relating to the issuance and sale in an underwritten public offering of 2,000,000 shares of the Company's common stock.

                                   Schedule II

                        UNIT CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

                                       Additions                  Balance
                          Balance at   Charged to   Deductions       at
                           Beginning    Costs &       & Net        End of
  Description              of Period    Expenses    Write-Offs     Period
  -----------             ----------   ----------   ----------   ----------
                                            (In thousands)
  Year ended
    December 31, 2001     $     919    $      --    $     315    $     604
                          ==========   ==========   ==========   ==========
  Year ended
    December 31, 2002     $     604    $     603    $       4    $   1,203
                          ==========   ==========   ==========   ==========
  Year ended
    December 31, 2003     $   1,203    $     645    $     625    $   1,223
                          ==========   ==========   ==========   ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNIT CORPORATION

DATE:    March 10, 2004              By:   /s/ John G. Nikkel
         -----------------                 ---------------------------
                                           JOHN G. NIKKEL
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 2004.
                   Name                                     Title
-------------------------------             -----------------------------------

     /s/    John G. Nikkel
-------------------------------             Chairman of the Board and Chief
     JOHN G. NIKKEL                           Executive Officer
                                              (Principal Executive Officer)

     /s/    Larry D. Pinkston
-------------------------------             Director, President, Chief
     LARRY D. PINKSTON                        Operating Officer

     /s/    David T. Merrill
-------------------------------             Chief Financial Officer and
     DAVID T. MERRILL                         Treasurer (Principal Financial
                                              Officer)

     /s/    Stanley W. Belitz
-------------------------------             Controller (Principal Accounting
     STANLEY W. BELITZ                        Officer)

     /s/    J. Michael Adcock
-------------------------------             Director
     J. MICHAEL ADCOCK

     /s/    Don Cook
-------------------------------             Director
     DON COOK

     /s/    King P. Kirchner
-------------------------------             Director
     KING P. KIRCHNER

     /s/    Mark E. Monroe
-------------------------------             Director
     MARK E. MONROE

     /s/    William B. Morgan
-------------------------------             Director
     WILLIAM B. MORGAN

     /s/    John H. Williams
-------------------------------             Director
     JOHN H. WILLIAMS

     /s/    John S. Zink
-------------------------------             Director
     JOHN S. ZINK

                                  EXHIBIT INDEX
                             -----------------------
    Exhibit
      No.                          Description                        Page
  ----------      -------------------------------------------         ----

     10.1.26  Loan Agreement dated January 30, 2004.

     10.2.43 Unit 2004 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership.

     21       Subsidiaries of the Registrant.

     23.1     Consent of Independent Accountants.

     23.2     Consent of Independent Petroleum Engineers.

     31.1 Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act.

     31.2 Certification of Chief Financial Officer under Rule 13a -14(a) of the Exchange Act.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C.
              Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.