Form 10-K/A
period 2003-12-31
UNIT CORP
filed 2004-03-17
CIK 798949

F O R M   1 0-K/A
                                Amendment No. 1

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

                          Exhibit Index - See Page 113

                                Unit Corporation

                                   Form 10-K/A
                                 Amendment No. 1

Explanatory Note
----------------

     This Amendment No. 1 on Form 10-K/A to Unit Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 is being filed solely to correct a typographical error contained in Item 8, Financial Statements and Supplementary Data, Note 13. Total proved developed natural gas reserves are 182,853 MMcf rather than 128,853 MMcf as originally filed. This Amendment also includes updated Exhibits 31.1 and 31.2 as contemplated by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. In all other respects, the text of this Amendment remains unchanged from the previously filed Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIT CORPORATION
                                        (Registrant)

                                        By:    /s/ David T. Merrill
                                        ----------------------------
                                        David T. Merrill
                                        Chief Financial Officer and
                                        Treasurer

Date: March 17, 2004

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
  2003:
  Proved developed and
    undeveloped reserves:
      Beginning of year        4,096  244,494      --      317   4,096  244,811
      Revision of previous
        estimates                629  (10,510)     --      371     629  (10,139)
      Extensions, discoveries
        and other additions    1,000   39,762      --       --   1,000   39,762
      Purchases of minerals
        in place                   8      437      --       --       8      437
      Sales of minerals
        in place                 (76)     (31)     --       --     (76)     (31)
      Production                (516) (20,610)     --      (38)   (516) (20,648)
                              ------- -------- ------- -------- ------- --------
      End of Year              5,141  253,542      --      650   5,141  254,192
                              ======= ======== ======= ======== ======= ========
  Proved developed reserves:
      Beginning of year        2,951  168,049      --      317   2,951  168,366
      End of year              3,984  182,203      --      650   3,984  182,853


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