Form 10-Q
period 2004-03-31
UNIT CORP
filed 2004-05-04
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

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

            7130 South Lewis,
               Suite 1000
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

                                 Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes _X_ No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.20 par value                           45,715,768
    ----------------------------                           ----------
               Class                               Outstanding at May 3, 2004

                                    FORM 10-Q
                                UNIT CORPORATION

                                TABLE OF CONTENTS
                                                                  Page
                                                                 Number
                          PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets
         December 31, 2003 and March 31, 2004. . . . . . . . . .    2

         Consolidated Condensed Statements of Income
         Three Months Ended March 31, 2003 and 2004. . . . . . .    4

         Consolidated Condensed Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2004. . . . . . .    5

         Consolidated Condensed Statements of Comprehensive
         Income Three Months Ended March 31, 2003 and 2004 . . .    6

         Notes to Consolidated Condensed Financial Statements. .    7

         Report of Independent Accountants . . . . . . . . . . .   20

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .   21

Item 3.  Quantitative and Qualitative Disclosure about
         Market Risk . . . . . . . . . . . . . . . . . . . . . .   37

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . .   37

                           PART II. Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .   38

Item 2.  Changes in Securities, Use of Proceeds and
           Issuer Purchases of Equity Securities . . . . . . . .   38

Item 3.  Defaults Upon Senior Securities. . . . . . . . .  . . .   38

Item 4.  Submission of Matters to a Vote of Security Holders . .   38

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .   38

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .   39

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  . .  40

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                        UNIT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    December 31,     March 31,
                                                        2003            2004
                                                    -----------     -----------
                                                          (In thousands)
 ASSETS
 ------
 Current Assets:
     Cash and cash equivalents                      $      598      $      377
     Restricted cash                                        --           5,352
     Accounts receivable                                58,807          66,567
     Materials and supplies                              8,023          10,409
     Income tax receivable                                 112              --
     Other                                               5,202           5,763
                                                    -----------     -----------
             Total current assets                       72,742          88,468
                                                    -----------     -----------
 Property and Equipment:
     Drilling equipment                                424,321         432,419
     Oil and natural gas properties, on the
       full cost method:
         Proved properties                             528,110         655,391
         Undeveloped leasehold not being
           amortized                                    17,486          25,244
     Transportation equipment                            9,828          10,108
     Other                                              14,535          15,611
                                                    -----------     -----------
                                                       994,280       1,138,773
     Less accumulated depreciation, depletion,
       amortization and impairment                     385,219         403,263
                                                    -----------     -----------
             Net property and equipment                609,061         735,510
                                                    -----------     -----------

 Goodwill                                               23,722          23,722

 Other Assets                                            7,400           9,114
                                                    -----------     -----------
 Total Assets                                       $  712,925      $  856,814
                                                    ===========     ===========
















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED (UNAUDITED)

                                                    December 31,     March 31,
                                                        2003            2004
                                                    -----------     -----------
                                                          (In thousands)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 Current Liabilities:
     Current portion of long-term liabilities
       and debt                                     $    1,015      $      984
     Accounts payable                                   32,871          30,820
     Accrued liabilities                                17,925          30,996
                                                    -----------     -----------
             Total current liabilities                  51,811          62,800
                                                    -----------     -----------
 Long-Term Debt                                            400          75,000
                                                    -----------     -----------
 Other Long-Term Liabilities                            17,893          23,700
                                                    -----------     -----------
 Deferred Income Taxes                                 127,053         162,641
                                                    -----------     -----------
 Shareholders' Equity:
     Preferred stock, $1.00 par value, 5,000,000
       shares authorized, none issued                       --              --
     Common stock, $.20 par value, 75,000,000
       shares authorized, 45,592,012 and
       45,709,568 shares issued, respectively            9,117           9,141
     Capital in excess of par value                    307,938         309,538
     Accumulated other comprehensive income                 --            (226)
     Retained earnings                                 198,713         214,220
                                                    -----------     -----------
             Total shareholders' equity                515,768         532,673
                                                    -----------     -----------
 Total Liabilities and Shareholders' Equity         $  712,925      $  856,814
                                                    ===========     ===========























               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)(NOTE 1)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2003            2004
                                                    ----------      ----------
                                                     (In thousands except per
                                                          share amounts)
 Revenues:
     Contract drilling                              $  34,566       $  63,214
     Oil and natural gas                               33,248          37,990
     Other                                                750             696
                                                    ----------      ----------
             Total revenues                            68,564         101,900
                                                    ----------      ----------
 Expenses:
     Contract drilling:
         Operating costs                               27,811          46,556
         Depreciation                                   4,894           7,464
     Oil and natural gas:
         Operating costs                                6,615           9,732
         Depreciation depletion and
           amortization                                 6,047          10,177
     General and administrative                         2,450           2,771
     Other                                                325             222
     Interest                                             211             417
                                                    ----------      ----------
             Total expenses                            48,353          77,339
                                                    ----------      ----------
 Income Before Income Taxes                            20,211          24,561
                                                    ----------      ----------
 Income Tax Expense:
     Current                                              155             571
     Deferred                                           7,525           8,763
                                                    ----------      ----------
             Total income taxes                         7,680           9,334
                                                    ----------      ----------
 Equity in Earnings of Unconsolidated
   Investments, Net of Income Tax                         128             280
                                                    ----------      ----------
 Income Before Change in Accounting
   Principle                                           12,659          15,507

 Cumulative Effect of Change in Accounting
   Principle (Net of Income Tax of $811)                1,325              --
                                                    ----------      ----------
 Net Income                                         $  13,984       $  15,507
                                                    ==========      ==========
 Basic Earnings per Common Share:
     Income before change in accounting
       principle                                    $    0.29       $    0.34
     Cumulative effect of change in
       accounting principle, net of
       income tax                                        0.03              --
                                                    ----------      ----------
     Net income                                     $    0.32       $    0.34
                                                    ==========      ==========

 Diluted Earnings per Common Share:
     Income before change in accounting
       principle                                    $    0.29       $    0.34
     Cumulative effect of change in
       accounting principle, net of income tax           0.03              --
                                                    ----------      ----------
     Net income                                     $    0.32       $    0.34
                                                    ==========      ==========
               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                        2003           2004
                                                     ----------     ----------
                                                           (In thousands)
 Cash Flows From Operating Activities:
     Net income                                      $  13,984      $  15,507
     Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
           Depreciation, depletion,
             and amortization                           11,103         17,886
           Deferred tax expense                          7,604          8,935
           Other                                        (1,028)           (17)
     Changes in operating assets and
       liabilities increasing (decreasing)
       cash:
            Accounts receivable                         (8,979)           899
            Accounts payable                              (434)        (2,388)
            Material and supplies inventory              1,017         (2,386)
            Prepaid expenses                               112           (565)
            Contract advances                               27          2,955
            Other - net                                  1,029          1,786
                                                     ----------     ----------
                Net cash provided by
                  operating activities                  24,435         42,612
                                                     ----------     ----------
 Cash Flows From (Used In) Investing
   Activities:
     Capital expenditures (including producing
       property acquisitions)                          (18,663)      (124,324)
     Proceeds from disposition of assets                   141          1,023
     Other-net                                              31            350
                                                     ----------     ----------
                Net cash used in
                  investing activities                 (18,491)      (122,951)
                                                     ----------     ----------
 Cash Flows From (Used In) Financing
   Activities:
     Net borrowings (payments) under
       line of credit                                   (4,500)        74,600
     Net payments of notes payable
       and other long-term debt                         (1,000)            --
     Proceeds from exercise of stock options               393            219
     Book overdrafts                                    (1,106)         5,299
                                                     ----------     ----------
                Net cash from (used in) financing
                  activities                            (6,213)        80,118
                                                     ----------     ----------
 Net Decrease in Cash and
   Cash Equivalents                                       (269)          (221)

 Cash and Cash Equivalents, Beginning
   of Year                                                 497            598
                                                     ----------     ----------
 Cash and Cash Equivalents, End of Period            $     228      $     377
                                                     ==========     ==========

 See Note 3 for non-cash investing activities.



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                            Three Months Ended
                                                  March 31,
                                           ---------------------
                                              2003        2004
                                           ---------   ---------
                                               (In thousands)

Net Income                                 $ 13,984    $ 15,507
Other Comprehensive Income,
  Net of Taxes:
    Change in value of cash
      flow derivative
      instruments used as
      cash flow hedges                          155        (304)
    Adjustment reclassification -
      derivative settlements                     --          78
                                           ---------   ---------
Comprehensive Income                       $ 14,139    $ 15,281
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

                        UNIT CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION
----------------------------------------------

     The accompanying unaudited consolidated condensed financial statements include the accounts of Unit Corporation and its wholly owned subsidiaries ("company") and have been prepared under the rules and regulations of the Securities and Exchange Commission. As applicable under these regulations, certain information and footnote disclosures have been condensed or omitted and the consolidated condensed financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of the company, the unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to present fairly the interim financial information. Certain reclassifications have been made to prior year financial information to conform to the current period presentation.

     Results for the three months ended March 31, 2004 are not necessarily indicative of the results to be realized during the full year. The consolidated condensed financial statements have been derived from audited financial statements and should be read with the company's Annual Report on Form 10-K for the year ended December 31, 2003. Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Under Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent accountants' liability under Section 11 does not extend to it.

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

                                                Three        Three
                                               Months       Months
                                                Ended        Ended
                                                2003         2004
                                              ---------    ---------
                                               (In thousands except
                                                 per share amounts)

Net Income, as Reported                       $ 13,984     $ 15,507
Add Stock-Based Employee Compensation
  Expense Included in Reported Net
  Income, Net of Tax                               167          219
Less Total Stock-Based Employee
  Compensation Expense Determined
  Under Fair Value Based Method
  For All Awards                                  (404)        (513)
                                              ---------    ---------
Pro Forma Net Income                          $ 13,747     $ 15,213
                                              =========    =========
Basic Earnings per Share:
    As reported                               $   0.32     $   0.34
                                              =========    =========
    Pro forma                                 $   0.32     $   0.33
                                              =========    =========
Diluted Earnings per Share:
    As reported                               $   0.32     $   0.34
                                              =========    =========
    Pro forma                                 $   0.32     $   0.33
                                              =========    =========

     The fair value of each option granted is estimated using the Black-Scholes model. There were no options granted in the first quarter of 2003 and 2004. For options granted in fiscal 2002 and 2003, the company's estimate of stock volatility was 0.53 and 0.52, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 4.24% in 2002 and 2003. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees.

NOTE 2 - EARNINGS PER SHARE
---------------------------

     The following data shows the amounts used in computing earnings per share for the company.

                                                         WEIGHTED
                                          INCOME          SHARES     PER-SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                       -------------  -------------  ----------
                                        (In thousands except per share amounts)
  For the Three Months Ended
    March 31, 2003:
      Basic earnings per common share:
          Income before change in
            accounting principle       $     12,659         43,432   $    0.29
          Cumulative effect of change
            in accounting principle
            net of income tax                 1,325         43,432        0.03
                                       -------------                 ----------
          Net Income                   $     13,984         43,432   $    0.32
                                       =============                 ==========

      Diluted earnings per common
        share:
          Weighted average number
            of common shares used
            in basic earnings per
            common share                                    43,432
          Effect of dilutive stock
            options                                            205
                                                      -------------
          Weighted average number of
            common shares and dilutive
            potential common shares
            used in diluted earnings
            per share                                       43,637
                                                      =============
          Income before change in
            accounting principle       $     12,659         43,637   $    0.29
          Cumulative effect of change
            in accounting principle
            net of income tax                 1,325         43,637        0.03
                                       -------------                 ----------
          Net Income                   $     13,984         43,637   $    0.32
                                       =============                 ==========

                                                        WEIGHTED
                                          INCOME         SHARES      PER-SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                       -------------  -------------  ----------
                                        (In thousands except per share amounts)
  For the Three Months Ended
    March 31, 2004:
      Basic earnings per common
        share:
          Income before change in
            accounting principle       $     15,507         45,671   $    0.34
                                       =============                 ==========

          Net Income                   $     15,507         45,671   $    0.34
                                       =============                 ==========

      Diluted earnings per common
        share:
          Weighted average number of
            common shares used in
            basic earnings per
            common share                                    45,671
          Effect of dilutive stock
            options                                            188
                                                      -------------
          Weighted average number of
            common shares and dilutive
            potential common shares
            used in diluted earnings
            per share                                       45,859
                                                      =============
          Income before change in
            accounting principle       $     15,507         45,859   $    0.34
                                       =============                 ==========

          Net Income                   $     15,507         45,859   $    0.34
                                       =============                 ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because the option exercise prices were greater than the average market price of common shares:

                                             2003
                                          ----------
          Options                           176,000
                                          ==========
          Average exercise price          $   19.17
                                          ==========

NOTE 3 - ACQUISITIONS
---------------------

     On January 30, 2004, the company acquired the outstanding common stock of PetroCorp Incorporated for $182.1 million in cash ($92.2 million net of cash acquired). PetroCorp Incorporated explores and develops oil and natural gas properties primarily in Texas and Oklahoma. Approximately 84% of the oil and natural gas properties acquired in the acquisition are located in the Mid-Continent and Permian basins, while 6% are located in the Rocky Mountains and 10% are located in the Gulf Coast basin. The acquired properties increased the company's oil and natural gas reserve base by approximately 56.7 billion equivalent cubic feet of natural gas and provide additional locations for development drilling in the future. The results of operations for the acquired entity are included in the statement of income for the period subsequent to January 30, 2004.

     The total consideration paid for this acquisition was allocated as follows (in thousands):


        Working Capital                               $  97,051
        Undeveloped Oil and Natural Gas Properties        6,321
        Proved Oil and Natural Gas Properties           108,984
        Property and Equipment - Other                      382
        Other Assets                                      1,445
        Other Long-Term Liabilities                      (5,271)
        Deferred Income Taxes (net)                     (26,792)
                                                      ----------
            Total consideration                       $ 182,120
                                                      ==========

     The amount paid was determined through arms-length negotiations between the parties and only the cash portion of the transaction appears in the investing and financing activities sections of the company's consolidated condensed financial statements of cash flows.

     As of the acquisition date, cash of $5.5 million, otherwise payable to the shareholders of PetroCorp Incorporated, was transferred to an escrow account to reserve for certain liabilities and related costs that may be incurred by PetroCorp Incorporated after the closing of the acquisition. As of March 31, 2004, $5.4 million remained in escrow and is reflected as restricted cash.

     Unaudited summary pro forma results of operations for the company, reflecting the above acquisitions as if they had occurred at the beginning of the year ended December 31, 2003 are as follow:


                                    Three Months      Three Months
                                       Ended             Ended
                                      March 31,         March 31,
                                         2003              2004
                                   --------------    --------------
                                       (In thousands except per
                                            share amounts)

Revenues                           $      78,993     $     105,080
                                   ==============    ==============
Income Before Change in
  Accounting Principle             $      15,245     $      16,069
                                   ==============    ==============
Net Income                         $      13,601     $      16,069
                                   ==============    ==============
Diluted Earnings per Share:
    Income before change in
      accounting principle         $        0.35     $        0.35
                                   ==============    ==============
    Net income                     $        0.31     $        0.35
                                   ==============    ==============

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respective periods nor of the results which may occur in the future.


NOTE 4 - LOAN AGREEMENT
-----------------------

     On January 30, 2004, in conjunction with the company's acquisition of PetroCorp Incorporated, the company replaced its loan agreement with a revolving credit facility totaling $150 million having a four year term ending January 30, 2008. Borrowings under the new credit facility are limited to a commitment amount. Although, the current value of the company's assets under the latest loan value determination supported the full $150 million, the company elected to set the loan commitment at $120 million in order to reduce financing costs. The company pays a commitment fee of .375 of 1% for any unused portion of the commitment amount. The company paid origination, agency and syndication fees of $515,000 at the inception of the new agreement $40,000 of which will be paid annually and the remainder of the fees will be amortized over the 4 year life of the loan.

     The borrowing base under the current credit facility is subject to a semi-annual re-determination on May 10 and November 10 of each year, beginning May 10, 2004. The calculation is based primarily on the sum of a percentage of the discounted future value of the company's oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of the company's drilling rig fleet, limited to $20 million, is added to the borrowing base. The agreement also allows for one requested special re-determination of the borrowing base (by either the lender or the company) between each scheduled re-determination date if conditions warrant such a request.

     At the company's election, any part of the outstanding debt may be fixed at a Eurodollar Rate for a 30, 60, 90 or 180 day term. During any Eurodollar Rate funding period the outstanding principal balance of the note to which such Eurodollar Rate option applies may be repaid on three days prior notice to the administrative agent. Interest on the Eurodollar Rate is computed at the Eurodollar Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and payable at the end of each term or every 90 days whichever is less. Borrowings not under the Eurodollar Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty.

     The loan agreement includes prohibitions against:

     . the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year,
     .    the incurrence of additional debt with certain limited exceptions, and
     . the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our property, except in favor of the company's banks.

     The loan agreement also requires that the company have at the end of each quarter:

     .    consolidated net worth of at least $350 million,
     . a current ratio (as defined in the loan agreement) of not less than 1 to 1, and
     . a leverage ratio of long-term debt to consolidated EBITDA (as defined in the loan agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

     The company is in compliance with the covenants of its loan agreement as of March 31, 2004.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

     The following table shows the activity for the three months ending March 31, 2003 and 2004 relating to the company's retirement obligation for plugging liability:


                                        Short-Term      Long-Term
                                         Plugging       Plugging
                                         Liability      Liability
                                       -------------  -------------
                                               (In Thousands)

   Plugging Liability 1/1/04           $        303   $     11,691
   Accretion of Discount                          4            173
   Liability Incurred in the Period              --          5,566
   Liability Settled in the Period              (57)            --
   Sold                                          --            (17)
   Reclassification of Liability
     From Long- to Short-Term                    --             --
                                       -------------  -------------
   Plugging Liability 3/31/04          $        250   $     17,413
                                       =============  =============

     On January 17, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, was effective for the company in the fourth quarter of 2003 as it applies to entities created after February 1, 2003. The adoption of FIN 46 with respect to these entities, primarily Eagle Energy Partnership I, L.P., did not have an impact on the company's financial position or results of operations or cash flows. For entities created prior to February 1, 2003, which are not special purpose entities, as defined in FIN 46, FIN 46 and the amendment of FIN 46 were effective for the company, as amended, in the quarter ending March 31, 2004. The company evaluated FIN 46 and FIN 46(R) with regard to these types of entities in which it has an ownership interest and there was no material impact to the financial position, results of operations or cash flows from the adoption of FIN 46 and FIN 46(R).

NOTE 6 - INTANGIBLE UNDEVELOPED LEASEHOLD AND INTANGIBLE DEVELOPED LEASEHOLD
----------------------------------------------------------------------------

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

     At March 31, 2004, the company had undeveloped leaseholds of approximately $16.4 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated $129.1 million that would be classified as "intangible developed leasehold" if the interpretations were applied. This classification would require the company to make the disclosures set forth under FAS 142 related to these interests.

     The Financial Accounting Standards Emerging Issues Task Force (EITF) has recently issued proposed FASB Staff Position (FSP) FAS 141-a and 142-a

"Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets." The proposed FSP would amend FAS 141 and FAS 142 to remove some inconsistencies between the standards related to the proper classification of assets related to mineral rights.

     On April 30, 2004, the FASB directed the FASB staff to issue the FSP and the guidance in the FSP shall be applied to the first reporting period beginning after April 29, 2004. Under the FSP certain use rights may have characteristics of tangible assets, so we intend to continue to classify our oil and natural gas mineral extraction rights as tangible oil and gas properties.

NOTE 7 - HEDGING ACTIVITY
-------------------------

     Periodically the company hedges the prices it will receive for a portion of its future natural gas and oil production. The hedge is made in an attempt to reduce the impact and uncertainty that price variations have on cash flow.

     During the first quarter of 2003, the company entered into two natural gas collar contracts. Each contract was for 10,000 MMBtu's of production per day and covered the period of April through September 2003. One contract had a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, the company also entered into two oil collar contracts. Each contract was for 5,000 barrels of production per month and covered the period of May through December 2003. One contract had a floor price of $25.00 and a ceiling price of $32.20 and the other contact had a floor price of $26.00 and a ceiling price of $31.40. The fair value of the collar contracts was recognized on the March 31, 2003 balance sheet as a derivative asset of $246,000 and at $155,000, net of tax, in accumulated other comprehensive income. These hedges were fully effective and thus did not affect net income.

     During the first quarter of 2004, the company entered into a natural gas collar covering 10,000 MMBtu's per day of its natural gas production. The transaction covers the periods of April through October of 2004 and has a floor of $4.50 and a ceiling of $6.76. The company also entered into an oil hedge covering 1,000 barrels per day of its oil production. The transaction covers the periods of February through December of 2004 and has an average price of $31.40. The fair value of the collar contract and the hedge was recognized on the March 31, 2004 balance sheet as a derivative liability of $365,000 and at a loss of $226,000, net of tax, in accumulated other comprehensive income. Oil revenues were reduced by $127,000 for the quarter due to the settlement of the oil hedge in February and March of 2004.

NOTE 8 - INDUSTRY SEGMENT INFORMATION
-------------------------------------

     The company has two business segments: Contract Drilling, and Oil and Natural Gas, representing its two strategic business units offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells and the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties.

     Management evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The company has natural gas production in Canada, which is not significant. Information regarding the company's operations by industry segment for the three month periods ended March 31, 2003 and 2004 is as follows:

                                            Three Months Ended
                                                 March 31,
                                           2003          2004
                                        ----------    ----------
                                             (In thousands)
Revenues:
    Contract drilling                   $  36,513     $  65,580
    Elimination of inter-segment
      revenue                               1,947         2,366
                                        ----------    ----------
    Contract drilling net of
      inter-segment revenue                34,566        63,214
    Oil and natural gas                    33,248        37,990
    Other                                     750           696
                                        ----------    ----------
        Total revenues                  $  68,564     $ 101,900
                                        ==========    ==========
Operating Income (1):
    Contract drilling                   $   1,861     $   9,194
    Oil and natural gas                    20,586        18,081
                                        ----------    ----------
        Total operating income             22,447        27,275

    General and administrative
      expense                              (2,450)       (2,771)
    Interest expense                         (211)         (417)
    Other income - net                        425           474
                                        ----------    ----------
        Income before income taxes      $  20,211     $  24,561
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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and its subsidiaries as of March 31, 2004, and the related consolidated condensed statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2003 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP


Tulsa, Oklahoma
April 19, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
---------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

     Summary. Our financial condition and liquidity depends on the cash flow generated from our two principal business segments (and our subsidiaries that carry out those operations) and borrowings under our bank loan agreement. Our cash flow is influenced mainly by the prices we receive for our natural gas production, the demand for and the dayrates we receive for our drilling rigs and, to a lesser extent, the prices we receive for our oil production. At March 31, 2004, we had cash totaling $377,000 and we had borrowed $75.0 million of the $120.0 million we have elected to have available under our loan agreement.

     Our two principal business segments are (i) contract drilling carried out by our subsidiaries Unit Drilling Company and Service Drilling Southwest, L.L.C. and (ii) oil and natural gas exploration, carried out by our subsidiaries Unit Petroleum Company and PetroCorp Incorporated.

     The following is a summary of certain financial information on March 31, 2003 and March 31, 2004 and for the three months ended March 31, 2003 and March 31, 2004:


                                    March 31,       March 31,    Percent
                                      2003            2004       Change
                                 --------------  --------------  -------
                                  (In thousands except percent amounts)
     Working Capital             $      28,571   $      25,668     (10%)
     Long-Term Debt              $      26,000   $      75,000     188%
     Shareholders' Equity        $     436,984   $     532,673      22%
     Ratio of Long-Term debt to
       Total Capitalization                 6%             12%

     Income Before Change in
       Accounting Principle      $      12,659   $      15,507      22%
     Net Income                  $      13,984   $      15,507      11%

     Net Cash Provided by
       Operating Activities      $      24,435   $      42,612      74%
     Net Cash Used in Investing
       Activities                $     (18,491)  $    (122,951)    565%
     Net Cash Provided by (Used
       in) Financing Activities  $      (6,213)  $      80,118   1,390%

     The following table summarizes certain operating information for the first three months of 2003 and 2004:

                                                                     Percent
                                             2003          2004       Change
                                         ------------  ------------  --------
       Oil Production (MBbls)                    114           215       89%
       Natural Gas Production (MMcf)           4,855         6,294       30%
       Average Oil Price Received        $     30.40   $     30.63        1%
       Average Natural Gas Price
         Received                        $      5.96   $      4.90      (18%)
       Average Number of Our
         Drilling Rigs in Use
         During the Period                      50.8          81.7       61%
       Total Number of Our Drilling
         Rigs Available at the End
         of the Period                            75            88       17%

Our Bank Loan Agreement. On January 30, 2004, in conjunction with our acquisition of PetroCorp Incorporated, we replaced our loan agreement with a revolving credit facility totaling $150 million having a four year term ending January 30, 2008. Borrowings under the new credit facility are limited to a commitment amount. Although the current value of our assets under the latest loan value computation supported the full $150 million, we elected to set the loan commitment at $120 million in order to reduce financing costs since we are charged a commitment fee of .375 of 1% on the amount available but not borrowed. We paid origination, agency and syndication fees of $515,000 at the inception of the new agreement, $40,000 of which will be paid annually and the remainder of the fees amortized over the four year life of the loan. Following the acquisition of PetroCorp Incorporated our borrowings were $90.0 million. Prior to March 31, 2004 we reduced our borrowings and at March 31, 2004 and April 19, 2004 our borrowings were $75.0 million.

     The loan value under our current credit facility is subject to a semi-annual re-determination on May 10 and November 10 of each year, beginning May 10, 2004. The calculation is based primarily on the sum of a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. The agreement allows for one requested special re-determination of the borrowing base by either the lender or us between each scheduled re-determination date if conditions warrant such a request.

     At our election, any part of the outstanding debt may be fixed at a Eurodollar Rate for a 30, 60, 90 or 180 day term. During any Eurodollar Rate funding period the outstanding principal balance of the note to which such Eurodollar Rate option applies may be repaid on three days prior notice to the administrative agent. Interest on the Eurodollar Rate is computed at the Eurodollar Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and is payable at the end of each term or every 90 days whichever is less. Borrowings not under the Eurodollar Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At March 31, 2004, all of our $75.0 million debt was subject to the Eurodollar Rate.

     The loan agreement includes prohibitions against:

     . the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year,
     .    the incurrence of additional debt with certain limited exceptions, and
     . the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our property, except in favor of our banks.

     The loan agreement also requires that we have at the end of each quarter:

     .    consolidated net worth of at least $350 million,
     . a current ratio (as defined in the loan agreement) of not less than 1 to 1, and
     . a leverage ratio of long-term debt to consolidated EBITDA (as defined in the loan agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

     The company is in compliance with the covenants of its loan agreement as of March 31, 2004.

Contractual Commitments. We have the following contractual obligations at March 31, 2004:

                                          Payments Due by Period
                            --------------------------------------------------
                                         Less
           Contractual                  Than 1     2-3        4-5     After 5
           Obligations        Total      Year     Years      Years     Years
          -------------     ---------  --------  --------  ---------  --------
                                              (In thousands)
          Bank Debt(1)      $ 75,000   $    --   $    --   $ 75,000   $    --
          Retirement
            Agreement(2)       1,575       300       600        600        75
          Operating
            Leases(3)          3,386       725     1,411        892       358
          Drill Pipe
            Acquisi-
            tions(4)           9,309     9,309        --         --        --
                            ---------  --------  --------  ---------  --------
          Total
            Contractual
            Obligations     $ 89,270   $10,334   $ 2,011   $ 76,492   $   433
                            =========  ========  ========  =========  ========

-------------------

     (1) See Previous Discussion in Management Discussion and Analysis regarding bank debt.
     (2) The retirement agreement represents a contractual obligation made in the second quarter of 2001 for a separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability, including accrued interest, is being paid monthly in $25,000 installments continuing through June 2009. The discounted liability is on our consolidated condensed balance sheet as part of other long-term liabilities and is presented above undiscounted.
     (3) We lease office space in Tulsa and Woodward, Oklahoma and Houston, Texas under the terms of operating leases expiring through January 31, 2010 along with leasing space on short-term commitments to stack excess rig equipment and production inventory. Subsequent to March 31, 2004, we signed a rental agreement for a district office in Midland, Texas. The rental agreement's term for three years and will be approximately $2,600 per month.
     (4) Due to the increasing cost of steel and the potential for limited availability of new drill pipe within the industry, in the first quarter of 2004 we made a commitment to purchase approximately 275,000 feet of drill pipe from three different suppliers by the end of 2004.

     At March 31, 2004, we have the following commitments and contingencies that could create, increase or accelerate our liabilities:

                                        Amount of Commitment Expiration
                                                   Per Period
                                    ---------------------------------------
                           Total
                          Amount
                         Committed    Less
           Other            Or       Than 1     2-3       4-5      After 5
        Commitments       Accrued     Year     Years     Years      Years
      -----------------  ---------  --------  --------  --------  ---------
                                           (In thousands)
      Deferred
        Compensation
        Agreement(1)     $  1,928   Unknown   Unknown   Unknown    Unknown
      Separation
        Benefit
        Agreement(2)     $  2,623   $   434   Unknown   Unknown    Unknown
      Plugging
        Liability(3)     $ 17,663   $   250   $   439   $   736   $ 16,238
      Gas Balancing
        Liability(4)     $  1,191   Unknown   Unknown   Unknown    Unknown
      Repurchase
        Obliga-
        tions(5)          Unknown   Unknown   Unknown   Unknown    Unknown

     (1) We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.
     (2) Effective January 1, 1997, we adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan.
     (3) On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired).
     (4) We have a liability recorded for certain properties where we believe there are insufficient natural gas reserves available to allow the under-produced owners to recover their under-production from future production volumes.
     (5) We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 2004, with a subsidiary of ours serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $106,000 in 2003 for limited partners' interests. No repurchases were made in the first quarter of 2004.

Hedging. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow.

     During the first quarter of 2003, we entered into two natural gas collar contracts. Each contract was for 10,000 MMBtu's of production per day and covered the period of April through September 2003. One contract had a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, we also entered into two oil collar contracts. Each contract was for 5,000 barrels of production per month and covered the period of May through December 2003. One contract had a floor price of $25.00 and a ceiling price of $32.20 and the other contact had a floor price of $26.00 and a ceiling price of $31.40. The fair value of the collar contracts was recognized on the March 31, 2003 balance sheet as a derivative asset of $246,000 and at $155,000, net of tax, in accumulated other comprehensive income. These hedges were fully effective and thus did not affect net income.

     During the first and second quarters of 2004, we entered into two natural gas collars. Each contract was for 10,000 MMBtu's of production per day. One contract covers the period of April through October of 2004 and has a floor of $4.50 and a ceiling of $6.76. The other contract covers the period of May through October of 2004 and has a floor of $5.00 and a ceiling of $7.00. We also entered into an oil hedge covering 1,000 barrels per day of oil production. The transaction covers the periods of February through December of 2004 and has an average price of $31.40. The fair value of the collar contract and the hedge was recognized on the March 31, 2004 balance sheet as a derivative liability of $365,000 and at a loss of $226,000, net of tax, in accumulated other comprehensive income. Oil revenues were reduced by $127,000 for the quarter due to the settlement of the oil hedge in February and March of 2004.

Self-Insurance or Retentions. We are self-insured (or have a retention) for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. The exposure (i.e. our deductible or retention) per occurrence ranges from $200,000 for general liability to $1 million for rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain claims. There is no assurance that such coverage will adequately protect us against liability from all potential consequences. Following the acquisition of SerDrilco we have continued to use its ERISA governed occupational injury benefit plan to cover its employees in lieu of covering them under an insured Texas workers' compensation plan.

Impact of Prices for Our Oil and Natural Gas. With the acquisition of PetroCorp Incorporated (as previously discussed in Note 3 of the Notes to Consolidated Financial Statements), natural gas comprises 86% of our total oil and natural gas reserves. Any significant change in natural gas prices has a material affect on our revenues, cash flow and the value of our oil and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances, the amount and timing of liquid natural gas imports and by world wide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we can not predict nor measure their future influence on the prices we will receive.

     Based on our production in 2004 after the acquisition of PetroCorp Incorporated, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $206,800 per month ($2,482,000 annualized) change in our pre-tax operating cash flow. Our first quarter 2004 average natural gas price was $4.90 compared to an average natural gas price of $5.98 for the first quarter of 2003. A $1.00 per barrel change in our oil price would have a $76,400 per month ($917,000 annualized) change in our pre-tax operating cash flow based on our production in 2004 after the acquisition of PetroCorp Incorporated. Our first quarter 2004 average oil price was $30.63 compared with an average oil price of $30.40 received in the first quarter of 2003.

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

     We sell most of our natural gas production to third parties under month-to-month contracts. Several of these buyers have experienced financial complications resulting from the recent investigations into the energy trading industry. The long-term implications to the energy trading business, as well as to oil and natural gas producers, because of these investigations remains, to be determined. We continue to evaluate the information available to us about our buyers and try to reduce any possible future adverse impact to us. Presently we believe that our buyers will be able to perform their commitments to us. We own a 16.7% limited partner interest in Eagle Energy Partners I LP, whose purchases, which are competitively marketed, accounted for 25% of our oil and natural gas revenues in the first quarter of 2004 and they marketed approximately 48% of the natural gas volumes we sold for ourselves and third parties during the same period.

Oil and Natural Gas Acquisitions and Capital Expenditures. Most of our capital expenditures are discretionary and directed toward future growth. Any decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We drilled 34 wells (15.98 net wells) in the first quarter of 2004 compared to 18 wells (9.13 net wells) in the first quarter of 2003. Our total capital expenditures for oil and natural gas exploration and acquisitions in the first quarter of 2004 totaled $135.3 million with $115.7 million relating to the PetroCorp Incorporated acquisition. Included in the PetroCorp Incorporated acquisition was a plugging liability and deferred tax liability of $32.1 million. Based on current prices, we plan to drill an estimated 165 to 175 wells in 2004 and total capital expenditures for oil and natural gas exploration and acquisitions is planned to be around $95 million excluding the PetroCorp Incorporated acquisition. Due to the shortage of steel and the resulting increase in prices we purchased 320,000 feet of casing for approximately $2.4 million in April 2004 to be held in inventory until needed.

Contract Drilling. Our drilling work is subject to many factors that influence the number of rigs we have working as well as the costs and revenues associated with that work. These factors include competition from other drilling contractors, the prevailing prices for natural gas and oil, availability and cost of labor to run our rigs and our ability to supply the equipment needed. We have not encountered major difficulty in hiring and keeping rig crews, but such shortages have occurred periodically in the past. At the end of the first quarter of 2004 we increased wages in some of our areas of drilling operations and implemented longevity pay incentives to help maintain our contract drilling labor base. If demand for drilling rigs increases rapidly in the future, shortages of experienced personnel may limit our ability to increase the number of rigs we could operate.

     We currently do not have any shortages in drill pipe and drilling equipment. Due to the increasing cost of steel and increasing potential for shortages in the availability of new drill pipe within the industry, in the first quarter of 2004 we made a commitment to purchase approximately 275,000 feet of drill pipe for $9.3 million from three different suppliers by the end of 2004.

     Most of our contract drilling fleet is targeted to the drilling of natural gas wells, so changes in natural gas prices influence the demand for our drilling rigs and the prices we can charge for our contract drilling services. The average rates received for our rigs during 2003 and 2004 were at a low of $7,275 per day in February of 2003. Natural gas and oil prices have been rising since the second quarter of 2003 through the first quarter of 2004 and both demand for our rigs and dayrates have continued to improve. In the first quarter of 2004 the average dayrate we received was approximately $8,250 per day. The average use of our rigs in the first quarter of 2004 was 81.7 rigs (93%) compared with 50.8 rigs (68%) for the first quarter of 2003. Based on the average utilization of our rigs in the first quarter of 2004, a $100 per day change in dayrates has a $8,170 per day ($2,982,000 annualized) change in our pre-tax operating cash flow. Utilization and dayrates for our drilling rigs will depend mainly on the price of natural gas.

     Our contract drilling subsidiary provides drilling services for our exploration and production subsidiaries. The contracts for these services are issued under the same conditions and rates as the contracts we have entered into with unrelated third parties. During the first quarter of 2003 and 2004, we drilled 12 and 8 wells, respectively for our exploration and production subsidiary. Per regulations provided by the Securities and Exchange Commission, the profit received by our contract drilling segment of $330,000 and $929,000 during the first quarter of 2003 and 2004, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

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

     For our contract drilling operations during the first quarter of 2004, we incurred $9.7 million in capital expenditures. For the year 2004, we have budgeted capital expenditures of approximately $30 million for our contract drilling operations.

     On April 20, 2004, we announced that we have reached an agreement to buy two drilling rigs and related equipment for $5.5 million. The rigs are rated at 850 and 1,000 horsepower respectively and are ready for work with depth capacities from 12,000 to 15,000 feet. The rigs are to be added into our Rocky Mountain division, bringing the total rigs in that division to 10. Closing of this transaction is expected to occur on or before May 7, 2004. With this acquisition, our total rig fleet will consist of 90 drilling rigs, with the 91st rig being built and expected to be operational in 30 days.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships. We are the general partner for 10 oil and natural gas limited partnerships which were formed privately and publicly. The partnership's revenues and costs are shared under formulas prescribed in each limited partnership agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party's share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party's behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party's level of activity and are considered by management to be reasonable. During 2003, the total paid to us for all of these fees was $873,000. We expect the fees to be about the same in 2004. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

     We own a 40% equity interest in Superior Pipeline Company LLC, an Oklahoma Limited Liability Company. Superior is a natural gas gathering and processing company. Our investment, including our share of the equity in the earnings of that company, totaled $3.3 million at March 31, 2004 and is reported in other assets in our balance sheet. During the first quarter of 2004, Superior Pipeline Company LLC purchased $1.1 million of our natural gas production and paid $11,000 for our natural gas liquids. We paid this company $5,000 for gathering and compression services in the first quarter.

     We also own a 16.7% limited partnership interest in Eagle Energy Partnership I, L.P. ("Eagle") for $2.5 million. Eagle is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), future commodities, and the performance of scheduling and nomination services for both energy related commodities and similar energy management functions. Eagle marketed approximately 48% of the natural gas volumes we sell for ourselves and third parties in the first quarter of 2004.

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

     The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed or if we have large downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on oil and natural gas prices on March 31, 2004 ($5.27 per Mcf for natural gas and $34.39 per barrel for oil), the unamortized cost of our domestic oil and natural gas properties did not exceed the ceiling of our proved oil and natural gas reserves. Natural gas prices remain erratic and any significant declines below prices used in the reserve evaluation could result in a ceiling test write-down in following quarterly reporting periods.

     The value of our oil and natural gas reserves is used to determine the borrowing base under our loan agreement with our banks. This amount is affected by both price changes and the measurement of reserve volumes. Oil and natural gas reserves cannot be measured exactly. Our estimates of oil and natural gas reserves requires extensive judgments of our reservoir engineering data and are less precise than other estimates made in connection with financial disclosures. Assigning monetary values to these estimates does not reduce the subjectivity and changing nature of reserve estimates. Indeed, the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves.

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

     Drilling equipment, transportation equipment and other property and equipment are carried at cost. Renewals and enhancements are capitalized while repairs and maintenance are expensed. Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances suggest the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

     FIN 46, as amended, was effective for us in the fourth quarter of 2003 as it applies to entities created after February 1, 2003. The adoption of FIN 46 with respect to these entities, primarily Eagle Energy Partnership I, L.P., did not have an impact on our financial position or results of operations or cash flows. For entities created prior to February 1, 2003, which are not special purpose entities, as defined in FIN 46, FIN 46 and the amendment of FIN 46 were effective for us, as amended, in the quarter ending March 31, 2004. We evaluated FIN 46 and FIN 46(R) with regard to these types of entities in which we have an ownership interest and there was no material impact to the financial position, results of operations or cash flows from the adoption of FIN 46 and FIN 46(R).

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

     At March 31, 2003 and 2004, we had undeveloped leaseholds of approximately $14.2 million and $16.4 million, respectively that would be classified on our balance sheets as "intangible undeveloped leasehold" and developed leaseholds of an estimated $20.0 million and $129.1 million, respectively that would be classified as "intangible developed leasehold" if the interpretations were applied. This classification would require us to make the disclosures set forth under FAS 142 related to these interests.

     The Financial Accounting Standards Emerging Issues Task Force (EITF) has recently issued proposed FASB Staff Position (FSP) FAS 141-a and 142-a "Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets." The proposed FSP would amend FAS 141 and FAS 142 to remove some inconsistencies between the standards related to the proper classification of assets related to mineral rights.

     On April 30, 2004, the FASB directed the FASB staff to issue the FSP and the guidance in the FSP shall be applied to the first reporting period beginning after April 29, 2004. Under the FSP certain use rights may have characteristics of tangible assets, so we intend to continue to classify our oil and natural gas mineral extraction rights as tangible oil and gas properties.

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

     These statements are based on certain assumptions and analyses made by us in light of our experience and our view of historical trends, current conditions and expected future developments as well as other factors we believe are proper in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to many risks and uncertainties which could cause actual results to differ materially from our expectations, including:

     .   the risk factors discussed in this document;
     .   general economic, market or business conditions;
     . the or lack of business opportunities that may be presented to and pursued by us;
     .   demand for land drilling services;
     .   changes in laws or regulations; and
     .   other reasons, most of which are beyond our control.

     A more thorough discussion of forward-looking statements with the possible impact of some of these risks and uncertainties is provided in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We encourage you to get and read that document.

RESULTS OF OPERATIONS
---------------------
First Quarter 2004 versus First Quarter 2003
--------------------------------------------

     Provided below is a comparison of selected operating and financial data for the first quarter of 2004 versus the first quarter of 2003:

                                         First            First       Percent
                                      Quarter 2003     Quarter 2004    Change
                                    ---------------  ---------------  ---------
Total Revenue                       $   68,564,000   $  101,900,000        49%
Income Before Change in Accounting
  Principle                         $   12,659,000   $   15,507,000        22%
Net Income                          $   13,984,000   $   15,507,000        11%

Oil and Natural Gas:
    Revenue                         $   33,248,000   $   37,990,000        14%
    Average natural gas price (Mcf) $         5.96   $         4.90       (18%)
    Average oil price (Bbl)         $        30.40   $        30.63         1%
    Natural gas production (Mcf)         4,855,000        6,294,000        30%
    Oil production (Bbl)                   114,000          215,000        89%
    Depreciation, depletion and
      amortization rate (Mcfe)      $         1.08   $         1.33        23%
    Depreciation, depletion and
      amortization                  $    6,047,000   $   10,177,000        68%

Drilling:
    Revenue                         $   34,566,000   $   63,214,000        83%
    Percentage of revenue from
      daywork contracts                        95%             100%
    Average number of rigs in use             50.8             81.7        61%
    Average dayrate on daywork
      contracts                     $        7,317   $        8,252        13%
    Depreciation                    $    4,894,000   $    7,464,000        53%

General and Administrative Expense  $    2,450,000   $    2,771,000        13%
Interest Expense                    $      211,000   $      417,000        98%
Average Interest Rate                        2.10%            2.19%         4%
Average Long-Term Debt Outstanding  $   31,612,000   $   56,019,000        77%

     Oil and natural gas revenues increased due to increases in both oil and natural gas produced and to a lesser extent from an increase in oil prices between the first quarter of 2004 and the first quarter of 2003. A reduction in natural gas prices partially offset the increases. PetroCorp Incorporated was acquired on January 30, 2004 and its production is included in our operating results subsequent to the acquisition date. Oil production was up 89% between the comparative quarters. Approximately 69% of the increase was from the production added through the PetroCorp Incorporated acquisition. Natural gas production was up 30% between the comparative quarters. Approximately 49% of the increase in natural gas production was from wells acquired through the PetroCorp Incorporated acquisition. The remainder of the increase in production for both oil and natural gas came from wells added through our development drilling program. Total operating cost increased in the first quarter of 2004 when compared with the first quarter of 2003 due to mainly from the acquisition of PetroCorp Incorporated and to a lesser extent from costs associated with workovers. PetroCorp Incorporated has historically experienced higher operating cost per equivalent barrel due to the types of wells under production and the reserve base being more toward oil. Gross production taxes which are based on a percentage of revenues were also higher. Our total depreciation, depletion and amortization ("DD&A) increased due to the increase in equivalent volumes produced and an increase in our DD&A rate per Mcfe. The acquisition of PetroCorp Incorporated was made at a higher cost per equivalent volumes than we have previously experienced through both our drilling program and from other acquisitions on average. During 2003, we also experienced higher cost per Mcfe for the discovery of new reserves through our development drilling program.

     Contract drilling revenues increased between the comparative quarters due to increases in demand for our drilling rigs and increases in dayrates. Natural gas prices remained between $4.00 and $5.50 through most of 2003 causing an increase in demand for our rigs. Dayrates, which typically increase after the increase in demand for rigs, also started increasing in the second quarter of 2003 and have continued to steadily increase throughout the first quarter of 2004. Along with the increase in demand we also added 12 drilling rigs with the acquisition of SerDrilco, Inc. in December of 2003 contributing to the increase in total drilling revenues and operating cost. We did not drill any turnkey or footage wells in the first quarter of 2004. Approximately 5% of our total drilling revenues in the first quarter of 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Contract drilling depreciation increased due to the acquisition of 12 rigs in the fourth quarter of 2003.

     General and administrative expense was higher in the first quarter of 2004 due to increases in employee, insurance and general office administrative costs. Our total interest expense was higher due to the additional debt incurred from the PetroCorp Incorporated acquisition. Income tax expense increased primarily due to the increase in income before income taxes.

     Net income in the first quarter of 2003 includes $1.3 million of income due to a change in accounting principle for the implementation of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
143).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

     Our operations are exposed to market risks due to changes in commodity prices. The price we receive is primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have been volatile and such volatility is expected to continue.

     In an effort to try and reduce the impact of price fluctuations, over the past several years we periodically have used hedging strategies to hedge the prices we will receive for a portion of our future oil and natural gas production. A detailed explanation of those transactions has been included under hedging in the financial condition portion of management's discussion and analysis of financial condition and results of operations included above under
Item 2.

Item 4.  Controls and Procedures
--------------------------------

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to the company (including its consolidated subsidiaries).

     There were no changes in the company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Not applicable

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities
------------------------------------------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits:

         15     Letter re: Unaudited Interim Financial Information.

         31.1 Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act.

         31.2 Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act.

         32 Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act and 18 U.S.C.
                Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) On January 14, 2004, we filed a report on Form 8-K under item 7 and 9. This report announced the retirement of Earle Lamborn from Unit Corporation and his resignation from Unit's Board of Directors effective January 15, 2004.

          On February 2, 2004, we filed a report on Form 8-K under item 7 and 9. This report announced that Unit Corporation has closed its acquisition of PetroCorp Incorporated. Unit also announced that on January 30, 2004, it had entered into a new $150 million credit facility in place of its existing loan agreement.

          On February 18, 2004, we filed a report on Form 8-K under item 7 and
          12. This report announced our earnings for the quarter and year ended December 31, 2003 in an attached exhibit.

          On March 3, 2004, we filed a report on Form 8-K/A under item 7. This report amended Form 8-K filed February 2, 2004 to include the historical financial statements of PetroCorp Incorporated and the related pro forma financial information.

          On April 19, 2004, we filed a report on Form 8-K under item 7, 9 and
          12. This report announced our earnings for the quarter ended March 31, 2004 in an attached exhibit.

          On April 20, 2004, we filed a report on Form 8-K under item 7 and 9. This report announced that we have reached an agreement to buy two drilling rigs and related equipment for $5.5 million. Closing of this transaction is expected to occur on or before May 7, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNIT CORPORATION

Date:  May 4, 2004                    By:   /s/ John G. Nikkel
       ----------------               ------------------------------
                                      JOHN G. NIKKEL
                                      Chief Executive Officer,
                                      and Director

Date:  May 4, 2004                    By:   /s/ David T. Merrill
       ----------------               ------------------------------
                                      DAVID T. MERRILL
                                      Chief Financial Officer and
                                      Treasurer