Form 10-Q
period 2004-09-30
UNIT CORP
filed 2004-11-09
CIK 798949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes _X_   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.20 par value                     45,737,599
       ----------------------------                     ----------
                 Class                        Outstanding at November 8, 2004

                                    FORM 10-Q
                                UNIT CORPORATION

                                TABLE OF CONTENTS
                                                                      Page
                                                                     Number
                          PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets
         December 31, 2003 and September 30, 2004 . . . . . . . . .     2

         Consolidated Condensed Statements of Income
         Three and Nine Months Ended September 30, 2003 and 2004. .     4

         Consolidated Condensed Statements of Cash Flows
         Nine Months Ended September 30, 2003 and 2004. . . . . . .     6

         Consolidated Condensed Statements of Comprehensive
         Income Three and Nine Months Ended
         September 30, 2003 and 2004. . . . . . . . . . . . . . . .     7

         Notes to Consolidated Condensed Financial Statements . . .     8

         Report of Independent Registered Public Accounting
         Firm . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .    27

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk. . . . . . . . . . . . . . . . . . . . . . . .    52

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .    52

                           PART II. Other Information

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    54

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds. . . . . . . . . . . . . . . . . . . . . .    54

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .    54

Item 4.  Submission of Matters to a Vote of Security Holders. . . .    54

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .    54

Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .    54

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
- ------------------------------

                        UNIT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                September 30,
                                                  December 31,      2004
                                                      2003       (Unaudited)
                                                  -----------    -----------
                                                        (In thousands)
ASSETS
- ------
Current Assets:
    Cash and cash equivalents                     $      598     $    1,540
    Restricted cash                                       --          5,259
    Accounts receivable                               58,807         83,632
    Materials and supplies                             8,023         11,499
    Other                                              5,314          7,243
                                                  -----------    -----------
            Total current assets                      72,742        109,173
                                                  -----------    -----------
Property and Equipment:
    Drilling equipment                               424,321        496,037
    Oil and natural gas properties, on the
      full cost method:
        Proved properties                            528,110        705,343
        Undeveloped leasehold not being
          amortized                                   17,486         28,584
    Gas gathering & processing equipment               6,686         35,236
    Transportation equipment                           9,828         12,562
    Other                                              7,849         10,207
                                                  -----------    -----------
                                                     994,280      1,287,969
    Less accumulated depreciation, depletion,
      amortization and impairment                    385,219        444,663
                                                  -----------    -----------
            Net property and equipment               609,061        843,306
                                                  -----------    -----------

Goodwill                                              23,722         28,420

Other Assets                                           7,400          2,531
                                                  -----------    -----------
Total Assets                                      $  712,925     $  983,430
                                                  ===========    ===========













               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                September 30,
                                                  December 31,      2004
                                                      2003       (Unaudited)
                                                  -----------    -----------
                                                        (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
    Current portion of long-term
      liabilities and debt                        $    1,015     $      941
    Accounts payable                                  32,871         41,906
    Accrued liabilities                               17,925         44,752
                                                  -----------    -----------
            Total current liabilities                 51,811         87,599
                                                  -----------    -----------
Long-Term Debt                                           400        107,500
                                                  -----------    -----------
Other Long-Term Liabilities                           17,893         24,727
                                                  -----------    -----------
Deferred Income Taxes                                127,053        186,742
                                                  -----------    -----------
Shareholders' Equity:
    Preferred stock, $1.00 par value, 5,000,000
      shares authorized, none issued                      --             --
    Common stock, $.20 par value, 75,000,000
      shares authorized, 45,592,012 and
      45,734,099 shares issued, respectively           9,117          9,146
    Capital in excess of par value                   307,938        309,739
    Accumulated other comprehensive income                --         (1,077)
    Retained earnings                                198,713        259,054
                                                  -----------    -----------
            Total shareholders' equity               515,768        576,862
                                                  -----------    -----------
Total Liabilities and Shareholders' Equity        $  712,925     $  983,430
                                                  ==========     ==========























               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     2003        2004        2003        2004
                                  ----------  ----------  ----------  ----------
                                      (In thousands except per share amounts)
Revenues:
    Contract drilling             $  50,052   $  80,887   $ 129,839   $ 211,211
    Oil and natural gas              27,402      46,394      87,521     130,718
    Gas gathering & processing          148      11,474         566      11,562
    Other                               198       4,595         832       5,497
                                  ----------  ----------  ----------  ----------
            Total revenues           77,800     143,350     218,758     358,988
                                  ----------  ----------  ----------  ----------
Expenses:
    Contract drilling:
        Operating costs              35,653      57,816      97,105     152,736
        Depreciation                  6,318       8,903      17,111      24,121
    Oil and natural gas:
        Operating costs               6,207       9,746      18,655      29,871
        Depreciation depletion
          and amortization            6,972      12,316      19,464      34,028
    Gas gathering & processing:
        Operating costs                  50      10,480         307      10,515
        Depreciation                     58         451         125         489
    General and administrative        2,246       3,081       6,766       8,955
    Interest                            154         820         540       1,751
                                  ----------  ----------  ----------  ----------
            Total expenses           57,658     103,613     160,073     262,466
                                  ----------  ----------  ----------  ----------
Income Before Income Taxes           20,142      39,737      58,685      96,522
                                  ----------  ----------  ----------  ----------
Income Tax Expense:
    Current                             157       1,470         456       3,597
    Deferred                          7,506      13,673      21,856      33,187
                                  ----------  ----------  ----------  ----------
            Total income taxes        7,663      15,143      22,312      36,784
                                  ----------  ----------  ----------  ----------
Equity in Earnings of
  Unconsolidated Investments,
  Net of Income Tax                     284          53         740         603
                                  ----------  ----------  ----------  ----------
Income Before Change in
  Accounting Principle               12,763      24,647      37,113      60,341

Cumulative Effect of Change in
  Accounting Principle (Net of
  Income Tax of $811)                    --          --       1,325          --
                                  ----------  ----------  ----------  ----------
Net Income                        $  12,763   $  24,647   $  38,438   $  60,341
                                  ==========  ==========  ==========  ==========











               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME - CONTINUED (UNAUDITED)

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     2003        2004        2003        2004
                                  ----------  ----------  ----------  ----------
                                      (In thousands except per share amounts)
Basic Earnings per Common Share:
    Income before change in
      accounting principle        $    0.29   $    0.54   $    0.85   $    1.32
    Cumulative effect of change
      in accounting principle,
      net of income tax                  --          --        0.03          --
                                  ----------  ----------  ----------  ----------
    Net income                    $    0.29   $    0.54   $    0.88   $    1.32
                                  ==========  ==========  ==========  ==========
Diluted Earnings per Common
  Share:
    Income before change in
      accounting principle        $    0.29   $    0.54   $    0.85   $    1.31
    Cumulative effect of change
      in accounting principle,
      net of income tax                  --          --        0.03          --
                                  ----------  ----------  ----------  ----------
    Net income                    $    0.29   $    0.54   $    0.88   $    1.31
                                  ==========  ==========  ==========  ==========





























               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                                  ------------------------
                                                     2003          2004
                                                  ----------    ----------
                                                       (In thousands)
Cash Flows From Operating Activities:
    Net income                                    $  38,438     $  60,341
    Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
        Depreciation, depletion,
          and amortization                           37,135        59,327
        Deferred tax expense                         22,304        33,559
        Gain on sale of investment                       --        (3,783)
        Other                                           237           319
    Changes in operating assets and
      liabilities increasing (decreasing)
      cash:
        Accounts receivable                         (19,417)       (4,968)
        Accounts payable                              3,098        (2,627)
        Material and supplies                           284        (3,476)
        Accrued liabilities                           1,886        15,241
        Prepaid expenses                              3,056        (1,874)
        Contract advances                             1,228          (305)
        Other - net                                     163            17
                                                  ----------    ----------
            Net cash provided by
              operating activities                   88,412       151,771
                                                  ----------    ----------
Cash Flows From (Used In) Investing
  Activities:
    Capital expenditures (including producing
      property acquisitions and other
      acquisitions net of acquired assets
      and liabilities)                              (65,780)     (269,103)
    Proceeds from disposition of assets
      and investments                                   960         8,395
    Other-net                                        (2,555)        2,132
                                                  ----------    ----------
            Net cash used in
              investing activities                  (67,375)     (258,576)
                                                  ----------    ----------
Cash Flows From (Used In) Financing
  Activities:
    Net borrowings (payments) under
      line of credit                                (15,500)      107,100
    Net payments of notes payable
      and other long-term debt                       (1,074)       (1,833)
    Proceeds from exercise of stock options             452           424
    Book overdrafts                                  (3,647)        2,056
                                                  ----------    ----------
            Net cash from (used in) financing
              activities                            (19,769)      107,747
                                                  ----------    ----------
Net Increase in Cash and
  Cash Equivalents                                    1,268           942

Cash and Cash Equivalents, Beginning
  of Year                                               497           598
                                                  ----------    ----------
Cash and Cash Equivalents, End of Period          $   1,765     $   1,540
                                                  ==========    ==========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        UNIT CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  --------------------
                                        2003       2004       2003       2004
                                     ---------  ---------  ---------  ---------
                                                   (In thousands)

Net Income                           $ 12,763   $ 24,647   $ 38,438   $ 60,341
Other Comprehensive Income,
  Net of Taxes:
    Change in value of cash
      flow derivative
      instruments used as
      cash flow hedges                     74     (1,663)        (4)    (2,219)
    Adjustment
      reclassification -
      derivative settlements               --        717          4      1,142
                                     ---------  ---------  ---------  ---------
Comprehensive Income                 $ 12,837   $ 23,701   $ 38,438   $ 59,264
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

     Results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be realized during the full year. The consolidated condensed financial statements should be read with the company's Annual Report on Form 10-K for the year ended December 31, 2003. The company's independent auditors performed a review of these interim financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Under Rule 436(c) under the Securities Act of 1933, their report of that review should not be considered as part of any registration statements prepared or certified by them within the meaning of Section 7 and 11 of that Act and the independent auditor's liability under Section 11 does not extend to it.

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

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ---------------------   ---------------------
                                   2003        2004        2003        2004
                                ---------   ---------   ---------   ---------
                                   (In thousands except per share amounts)

Net Income, as Reported         $ 12,763    $ 24,647    $ 38,438    $ 60,341
Add Stock-Based Employee
  Compensation Expense
  Included in Reported
  Net Income, Net of Tax             238         318         573         756
Less Total Stock-Based
  Employee Compensation
  Expense Determined
  Under Fair Value
  Based Method
  For All Awards                    (578)       (784)     (1,453)     (1,924)
                                ---------   ---------   ---------   ---------
Pro Forma Net Income            $ 12,423    $ 24,181    $ 37,558    $ 59,173
                                =========   =========   =========   =========
Basic Earnings per Share:
    As reported                 $   0.29    $   0.54    $   0.88    $   1.32
                                =========   =========   =========   =========
    Pro forma                   $   0.29    $   0.53    $   0.86    $   1.29
                                =========   =========   =========   =========
Diluted Earnings per
  Share:
    As reported                 $   0.29    $   0.54    $   0.88    $   1.31
                                =========   =========   =========   =========
    Pro forma                   $   0.28    $   0.53    $   0.86    $   1.29
                                =========   =========   =========   =========

     The fair value of each option granted is estimated using the Black-Scholes model. There were no options granted in the first and third quarters of 2003 and 2004. In the second quarter of 2003 and 2004 options were granted of 21,000 and 31,500 shares, respectively with an estimated fair value of approximately $262,000 and $538,000, respectively. For options granted in the second quarter of 2003 and 2004, the company's estimate of stock volatility was 0.53 and 0.52, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 3.6% in the second quarter of 2003 and 4.7% in the second quarter of 2004. Expected life ranged from 1 to

10 years based on prior experience depending on the vesting periods involved and the make up of participating employees.

NOTE 2 - EARNINGS PER SHARE
- ---------------------------

     The following data shows the amounts used in computing earnings per share for the company.


                                                         Weighted
                                            Net          Average
                                           Income         Shares      Per-Share
                                         (Numerator)   (Denominator)    Amount
                                        -------------  -------------  ----------
                                        (In thousands except per share amounts)
  For the Three Months Ended
    September 30, 2003:
      Basic earnings per common share   $     12,763         43,556   $    0.29
                                                                      ==========
      Effect of dilutive stock options            --            180
                                        -------------  -------------
      Diluted earnings per common share $     12,763         43,736   $    0.29
                                        =============  =============  ==========

  For the Three Months Ended
    September 30, 2004:
      Basic earnings per common share   $     24,647         45,733   $    0.54
                                                                      ==========
      Effect of dilutive stock options            --            239
                                        -------------  -------------
      Diluted earnings per common share $     24,647         45,972   $    0.54
                                        =============  =============  ==========


     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and September 30, 2004 because the option exercise prices were greater than the average market price of common shares:


                                               2003          2004
                                            ----------    ----------
          Options                               5,000            --
                                            ==========    ==========
          Average exercise price            $   21.50     $      --
                                            ==========    ==========

                                                         Weighted
                                            Net          Average
                                           Income         Shares      Per-Share
                                         (Numerator)   (Denominator)    Amount
                                        -------------  -------------  ----------
                                         (In thousands except per share amounts)
  For the Nine Months Ended
    September 30, 2003:
      Basic earnings per common share:
          Income before change in
            accounting principle        $     37,113         43,503   $    0.85
          Cumulative effect of change
            in accounting principle
            net of income tax                  1,325         43,503        0.03
                                        -------------                 ----------
          Net Income                    $     38,438         43,503   $    0.88
                                        =============                 ==========

      Diluted earnings per common share:
          Weighted average number of
            common shares used in basic
            earnings per common share                        43,503
          Effect of dilutive stock
            options                                             174
                                                       -------------
          Weighted average number of
            common shares and dilutive
            potential common shares
            used in diluted earnings
            per share                                        43,677
                                                       =============
          Income before change in
            accounting principle        $     37,113         43,677   $    0.85
          Cumulative effect of change
            in accounting principle
            net of income tax                  1,325         43,677        0.03
                                        -------------                 ----------
          Net Income                    $     38,438         43,677   $    0.88
                                        =============                 ==========

                                                        Weighted
                                             Net         Average
                                           Income         Shares      Per-Share
                                         (Numerator)   (Denominator)    Amount
                                        -------------  -------------  ----------
                                         (In thousands except per share amounts)
  For the Nine Months Ended
    September 30, 2004:
      Basic earnings per common share:
          Income before change in
            accounting principle        $     60,341         45,709   $    1.32
                                        =============                 ==========

          Net Income                    $     60,341         45,709   $    1.32
                                        =============                 ==========

      Diluted earnings per common share:
          Weighted average number of
            common shares used in basic
            earnings per common share                        45,709
          Effect of dilutive stock
            options                                             206
                                                       -------------
          Weighted average number of
            common shares and dilutive
            potential common shares
            used in diluted earnings
            per share                                        45,915
                                                       =============
          Income before change in
            accounting principle        $     60,341         45,915   $    1.31
                                        =============                 ==========

          Net Income                    $     60,341         45,915   $    1.31
                                        =============                 ==========

     The following options and their average exercise prices were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 and September 30, 2004 because the option exercise prices were greater than the average market price of common shares:

                                               2003          2004
                                            ----------    ----------
          Options                              26,000            --
                                            ==========    ==========
          Average exercise price            $   20.37     $      --
                                            ==========    ==========

NOTE 3 - ACQUISITIONS
- ---------------------

     On July 30, 2004, the company's wholly-owned subsidiary, Unit Drilling Company, completed its acquisition of Sauer Drilling Company, a Casper-based drilling company, for $34.7 million in cash paid at closing. In addition, the agreement provides that there will be a post closing settlement adjustment for the working capital of Sauer Drilling Company. Currently the seller has estimated this cost to be $6.2 million and the company has estimated this cost to be $5.3 million. In the event the parties can not resolve this discrepancy, the issue will be settled by arbitration. This acquisition includes 9 drilling rigs, a fleet of trucks, and an equipment and repair yard with associated inventory, located in Casper, Wyoming. The rigs range from 500 horsepower to 1,000 horsepower with depth capacities rated from 5,000 feet to 16,000 feet. The fleet of trucks consists of 4 vacuum trucks and 11 rig-up trucks used to move the rigs to new drilling locations. The trucks also have the capacity to move third-party rigs. This acquisition increased the company's market share in the Rocky Mountains in the medium to smaller drilling rig depth ranges. The equipment yard, located in Casper, Wyoming, will continue to provide service space for the nine newly acquired rigs and trucks as well as for the company's existing Rocky Mountain rig fleet. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004.

     The $34.7 million paid for Sauer was allocated as follows (in thousands):


                Drilling Rigs Including Tubulars    $  26,428
                Spare Drilling Equipment                1,498
                Trucking Fleet                          1,433
                Land and Buildings                        510
                Other Vehicles                            182
                Goodwill Recognized                     4,698
                                                    ----------
                    Total consideration             $  34,749
                                                    ==========

     The amount paid was determined through arms-length negotiations between the parties.

     On July 29, 2004, the company completed its acquisition of the 60% of Superior Pipeline Company LLC ("Superior") it did not already own for $19.8 million, resulting in the company's 100% ownership of Superior. Prior to this acquisition, the company's 40% interest in the operations of Superior was shown as equity in earnings of unconsolidated investments, net of income tax. Superior is a mid-stream company engaged primarily in the gathering, processing and treating of natural gas and owns one natural gas treatment plant, two processing plants, 12 active gathering systems and 400 miles of pipeline. Superior operates in western Oklahoma and the Texas Panhandle and has been in business since 1996. This acquisition will increase the company's ability to gather and market its natural gas (as well as third party natural gas) and construct or acquire existing natural gas gathering and processing facilities. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004 and intercompany revenue from services and purchases of production between the company's subsidiaries has been eliminated.

     The $19.8 million paid for Superior was allocated as follows (in thousands):


            Gas Gathering and Processing Facilities   $  20,886
            Other Long-Term Liabilities                  (1,080)
            Working Capital                                  (6)
                                                      ----------
                Total consideration                   $  19,800
                                                      ==========

     The amount paid was determined through arms-length negotiations between the parties.

     On May 4, 2004, the company acquired two drilling rigs and related equipment for $5.5 million. The rigs are rated at 850 and 1,000 horsepower, respectively, with depth capacities from 12,000 to 15,000 feet. The company refurbished the rigs for approximately $4.0 million. One rig was placed into service at the beginning of August 2004 and the other rig was placed into service in the middle of September 2004. Both rigs are working in the area covered by the Rocky Mountain division.

     On January 30, 2004, the company acquired the outstanding common stock of PetroCorp Incorporated for $182.1 million in cash ($92.2 million net of cash acquired). PetroCorp Incorporated explores and develops oil and natural gas properties primarily in Texas and Oklahoma. Approximately 84% of the oil and natural gas properties acquired in the acquisition are located in the Mid-Continent and Permian basins, while 6% are located in the Rocky Mountains and 10% are located in the Gulf Coast basin. The acquired properties increased the company's oil and natural gas reserve base by approximately 56.7 billion equivalent cubic feet of natural gas and provide additional locations for future development drilling. The results of operations for this acquired company are included in the statement of income for the period after January 30, 2004.

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

     At the closing of this acquisition, $5.5 million, otherwise payable to the shareholders of PetroCorp Incorporated, was transferred to an escrow account to reserve for certain liabilities and related costs that may be incurred by PetroCorp Incorporated after the closing of the acquisition. As of September 30, 2004, $5.3 million is in escrow and is reflected as restricted cash.

     Unaudited summary pro forma results of operations for the company, reflecting the PetroCorp acquisition as if it occurred at January 1, 2003 are as follow:

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                 ----------------------  ----------------------
                                    2003        2004        2003        2004
                                 ----------  ----------  ----------  ----------
                                     (In thousands except per share amounts)

Revenues                         $  86,913   $ 143,350   $ 251,004   $ 362,873
                                 ==========  ==========  ==========  ==========
Income Before Change
  In Accounting
  Principle                      $  14,056   $  24,647   $  44,545   $  60,900
                                 ==========  ==========  ==========  ==========
Net Income                       $  14,056   $  24,647   $  42,901   $  60,900
                                 ==========  ==========  ==========  ==========
Basic Earnings per
  Share:
    Income before
      change in
      accounting
      principle                  $    0.32   $    0.54   $    1.02   $    1.33
                                 ==========  ==========  ==========  ==========
    Net income                   $    0.32   $    0.54   $    0.99   $    1.33
                                 ==========  ==========  ==========  ==========
Diluted Earnings per
  Share:
    Income before
      change in
      accounting
      principle                  $    0.32   $    0.54   $    1.02   $    1.33
                                 ==========  ==========  ==========  ==========
    Net income                   $    0.32   $    0.54   $    0.98   $    1.33
                                 ==========  ==========  ==========  ==========

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred for the respective periods or of the results which may occur in the future.

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

     The amount paid in this acquisition was determined based on a number of factors including the depth capacity of the rigs, the working condition of the rigs, the active nature of the acquired company's operations and the ability of the rigs to enhance the company's ability to provide services and equipment required by its customers on a timely basis within the Anadarko Basin of Western Oklahoma and the Texas Panhandle. The company acquired SerDrilco Incorporated's tax basis in the assets acquired resulting in the recording of a deferred tax liability and goodwill of $10.9 million. The allocation of the amount paid and goodwill recognized for the acquisition is as follows (in thousands):

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
                                                    ==========

     For the first nine months ending September 30, 2004, the rigs included in the Service acquisition have achieved cash flow of approximately $10.0 million. Based on the cash flow of these rigs in the second and third quarter of 2004 the company is estimated to owe the sellers of Service an earn-out payment of approximately $1.8 million for the year ended December 31, 2004.

NOTE 4 - Goodwill
- -----------------

     Goodwill represents the excess of the cost of the acquisition of Hickman Drilling Company, CREC Rig Equipment Company, CDC Drilling Company, SerDrilco Incorporated and Sauer Drilling Company over the fair value of the net assets acquired. Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has decreased. Goodwill is all related to the drilling segment. The increase in the carrying amount of goodwill of $4,698,000 during the third quarter of 2004 came from the goodwill acquired in the acquisition of Sauer Drilling Company. The acquisition is more fully discussed in Note 3.

Note 5 - SALE OF ASSETS
- -----------------------

     On August 2, 2004, the company completed the sale of its investment in Eagle Energy Partners I, L.P. for $6.2 million. In the third quarter of 2004, a gain before income taxes of $3.8 million was recognized in other revenues from this sale.

NOTE 6 - CREDIT AGREEMENT
- -----------------------

     On January 30, 2004, in conjunction with the company's acquisition of PetroCorp Incorporated, the company replaced its credit agreement with a revolving $150 million credit facility having a four year term ending January 30, 2008. Borrowings under the new credit facility are limited to a commitment amount. On July 15, 2004, the company increased its loan commitment from $100 million to $150 million. The company pays a commitment fee of .375 of 1% for any unused portion of the commitment amount. The company incurred origination, agency and syndication fees of $515,000 at the inception of the new agreement, $40,000 of which will be paid annually and the remainder of the fees will be amortized over the 4 year life of the loan. At September 30, 2004, the company had $107.5 million borrowed with $103.0 million subject to the Eurodollar Rate. The average interest rate for the first nine months of 2004 was 2.54%.

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

     On September 30, 2004, the company was in compliance with the covenants of its credit agreement.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS
- --------------------------------------

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

     The following table shows the activity for the nine months ending September 30, 2003 and 2004 relating to the company's retirement obligation for plugging liability:

                                                  Nine Months Ended
                                           -----------------------------
                                                2003            2004
                                           -------------   -------------
                                                  (In Thousands)
   Short-Term Plugging Liability:
       Liability at beginning of period    $        203    $        303
       Accretion of discount                          8               6
       Liability settled in the period               --             (62)
       Sold                                          --             (21)
       Reclassification of liability
         from long- to short-term                   181              --
                                           -------------   -------------
       Plugging liability at end of
         period                            $        392    $        226
                                           =============   =============
   Long-Term Plugging Liability:
       Liability at beginning of period    $     10,632    $     11,691
       Accretion of discount                        369             619
       Liability incurred in the period             529           6,048
       Liability settled in the period             (106)            (16)
       Sold                                          --             (63)
       Reclassification of liability
         from long- to short-term                  (181)             --
                                           -------------   -------------
       Plugging liability at end of
         Period                            $     11,243    $     18,279
                                           =============   =============

     On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff's views regarding the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations", by oil and gas producing companies following the full cost accounting method.

     Under Statement 143, the company must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The company also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the company calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling AROs that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. The effect of this interpretation will increase the ceiling the company has currently calculated on its full cost pool.

     Subsequent to the adoption of Statement 143, the estimated dismantlement and abandonment costs for the company's oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the company will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The company has not yet determined the full impact this will have on the DD&A rate used by it in the fourth quarter of 2004, but it is not expected to be material.

     The company will be required to apply the accounting and disclosures described in SAB No. 106 prospectively as of the beginning of the fourth quarter of 2004. The company has not yet determined the full impact this will have on the DD&A rate used by it in the fourth quarter of 2004.

     On January 17, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, was effective for the company in the fourth quarter of 2003 as it applies to entities created after February 1, 2003. The adoption of FIN 46 with respect to these entities, primarily Eagle Energy Partnership I, L.P. (which we sold in August 2004, See Note 5), did not have an impact on the company's financial position or results of operations or cash flows. For entities created prior to February 1, 2003, which are not special purpose entities, as defined in FIN 46, FIN 46 and the amendment of FIN 46 were effective for the company, as amended, in the quarter ending March 31, 2004. The company evaluated FIN 46 and FIN 46(R) with regard to these types of entities in which it has an ownership interest and there was no material impact to the financial position, results of operations or cash flows from the adoption of FIN 46 and FIN 46(R).

NOTE 8 - INTANGIBLE UNDEVELOPED LEASEHOLD AND INTANGIBLE DEVELOPED LEASEHOLD
- ----------------------------------------------------------------------------

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the company on July 1, 2001 and January 1, 2002, respectively. The company previously reported that an interpretation of FAS 141 and 142 was being considered as to whether mineral interest use rights in oil and natural gas properties are intangible assets and would be classified as such, separate from oil and natural gas properties.

     On September 2, 2004, the FASB issued FASB Staff Position 142-2 "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities" (FSP 142-2) to address the application of FAS 142 to the oil and natural gas industry. In FSP 142-2 the FASB staff acknowledges that the accounting framework in Statement 19 for oil- and gas-producing entities is based on the level of established reserves - not whether an asset is tangible or intangible. Accordingly, the FASB staff believes that the scope exception in paragraph 8(b) of FAS 142 extends to its disclosure for drilling and mineral rights of oil- and gas-producing entities. FSP 142-2 confirms the company's historical treatment of these costs.

NOTE 9 - HEDGING ACTIVITY
- -------------------------

     Periodically the company hedges the prices it will receive for a portion of its future natural gas and oil production. The hedge is made in an attempt to reduce the impact and uncertainty that price variations have on cash flow.

     During the first quarter of 2003, the company entered into two natural gas collar contracts. Each contract was for 10,000 MMBtu's of production per day and covered the period of April through September 2003. One contract had a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, the company also entered into two oil collar contracts. Each contract was for 5,000 barrels of production per month and covered the period of May through December 2003. One contract had a floor price of $25.00 and a ceiling price of $32.20 and the other contact had a floor price of $26.00 and a ceiling price of $31.40. The company had a $6,000 reduction in natural gas revenues because of the natural gas hedges settled in the second quarter of 2003 and a $1,000 reduction in oil revenues because of the oil hedges settled in the third quarter of 2003. Since the amount was immaterial, no fair value was recognized on the September 2003 balance sheet or in accumulated other comprehensive income for the oil collar contracts which remained outstanding at the end of the period. These hedges were cash flow hedges and there was no material amount of ineffectiveness.

     During the first quarter of 2004, the company entered into a natural gas collar covering 10,000 MMBtu's per day of its natural gas production. The transaction covers the periods of April through October of 2004 and has a floor of $4.50 and a ceiling of $6.76. In the first quarter of 2004, the company also entered into an oil hedge covering 1,000 barrels per day of its oil production. The transaction covers the periods of February through December of 2004 and has an average price of $31.40. In April 2004, the company entered into a natural gas collar covering an additional 10,000 MMBtu's per day of its natural gas production. The transaction covers the periods of May through October of 2004 and has a floor of $5.00 and a ceiling of $7.00. The fair value of the oil hedge was recognized on the September 30, 2004 balance sheet as a derivative liability of $1,739,000 and at a loss of $1,077,000, net of tax, in accumulated other comprehensive income. These hedges were cash flow hedges and there was no material amount of ineffectiveness. The natural gas collar contracts increased natural gas revenues by $48,000 during the first nine months of 2004. Oil revenues were reduced by $1,207,000 in the third quarter of 2004 due to the settlement of the oil hedge and oil revenues have been reduced by $1,894,000 for the nine months ended September 30, 2004.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

     Because of increasing cost of steel and the potential for limited availability of new drill pipe, in the first quarter of 2004 the company committed to purchase by the end of 2004 approximately 275,000 feet of drill pipe for $9.3 million. At September 30, 2004, 50,000 feet (or approximately $1.6 million) of this commitment remained outstanding.

NOTE 11 - INDUSTRY SEGMENT INFORMATION
- -------------------------------------

     With the acquisition of Superior Pipeline Company (See Note 3), the company has three primary business segments: Contract Drilling; Oil and Natural Gas; and Gas Gathering and Processing, each offering different products and services. The Contract Drilling segment provides land contract drilling of oil and natural gas wells, the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties and the Gas Gathering and Processing segment is engaged in the gathering, processing and treating of natural gas.

     Management evaluates the performance of its operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The company has natural gas production in Canada, which is not significant. Information regarding the company's operations by industry segment for the three and nine month periods ended September, 2003 and 2004 is as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                             -----------------------   -----------------------
                                2003         2004         2003         2004
                             ----------   ----------   ----------   ----------
                                              (In thousands)
Revenues:
    Contract drilling        $  53,191    $  83,486    $ 136,232    $ 219,647
    Elimination of
      inter-segment
      revenue                    3,139        2,599        6,393        8,436
                             ----------   ----------   ----------   ----------
    Contract drilling
      net of inter-
      segment revenue           50,052       80,887      129,839      211,211
                             ----------   ----------   ----------   ----------

    Oil and natural gas         27,402       46,394       87,521      130,718
                             ----------   ----------   ----------   ----------

    Gas gathering and
      processing                   379       12,658          970       13,495
    Elimination of
      inter-segment
      revenue                      231        1,184          404        1,933
                             ----------   ----------   ----------   ----------
    Gas gathering and
      processing net of
      inter-segment
      revenue                      148       11,474          566       11,562
                             ----------   ----------   ----------   ----------

    Other(1)                       198        4,595          832        5,497
                             ----------   ----------   ----------   ----------
        Total revenues       $  77,800    $ 143,350    $ 218,758    $ 358,988
                             ==========   ==========   ==========   ==========

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                             -----------------------   -----------------------
                                2003         2004         2003         2004
                             ----------   ----------   ----------   ----------
                                               (In thousands)
Operating Income (2):
    Contract drilling        $   8,081    $  14,168    $  15,623    $  34,354
    Oil and natural gas         14,223       24,332       49,402       66,819
    Gas gathering and
      processing                    40          543          134          558
                             ----------   ----------   ----------   ----------
         Total operating
           Income               22,344       39,043       65,159      101,731

    General and admini-
      strative expense          (2,246)      (3,081)      (6,766)      (8,955)
    Interest expense              (154)        (820)        (540)      (1,751)
    Other income - net             198        4,595          832        5,497
                             ----------   ----------   ----------   ----------
         Income before
           income taxes      $  20,142    $  39,737    $  58,685    $  96,522
                             ==========   ==========   ==========   ==========

- -----------------
    (1) Other in 2004 includes a $3.8 million gain on the sale of the investment in Eagle Energy Partners I, L.P.

    (2) Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

     The cumulative effect of change in accounting principle recorded in the first quarter of 2003 of $1,325,000, net of $811,000 in income tax, is all related to the oil and natural gas segment.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unit Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and its subsidiaries as of September 30, 2004, and the related consolidated condensed statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 18, 2004 we expressed an unqualified opinion on those consolidated financial statements in a report that also included an explanatory paragraph referring to a change in accounting principle discussed in Note 1 to the financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PricewaterhouseCoopers LLP
Tulsa, Oklahoma
November 5, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations
- ------------------------------------------------------------------------
FINANCIAL CONDITION
- -------------------
     Summary. Our financial condition and liquidity depends on the cash flow generated from our three principal business segments (and our subsidiaries that carry out those operations) and borrowings under our bank credit agreement. Our cash flow is influenced mainly by the prices we receive for our natural gas production, the quantity of natural gas produced, the demand for and the dayrates we receive for our drilling rigs and, to a lesser extent, the prices we receive for our oil production and the prices received from gas gathering and processing fees. At September 30, 2004, we had cash totaling $1.5 million and we had borrowed $107.5 million of the $150.0 million we had elected to have available under our credit agreement.

     Our three principal business segments are (i) contract drilling carried out by our subsidiaries Unit Drilling Company, Service Drilling Southwest, L.L.C. and Sauer Drilling Company, (ii) oil and natural gas exploration, carried out by our subsidiaries Unit Petroleum Company and PetroCorp Incorporated and (iii) gas gathering and processing carried out by our subsidiary Superior Pipeline Company.

     The following is a summary of certain financial information on September 30, 2003 and September 30, 2004 and for the nine months ended September 30, 2003 and September 30, 2004:


                                     September 30,    September 30,   Percent
                                         2003             2004         Change
                                    --------------   --------------   -------
                                      (In thousands except percent amounts)
     Working Capital                $      27,074    $      21,574      (20%)
     Long-Term Bank Debt            $      15,000    $     107,500      617%
     Shareholders' Equity           $     461,341    $     576,862       25%
     Ratio of Long-Term Debt to
       Total Capitalization                     3%              16%

     Income Before Change in
       Accounting Principle         $      37,113    $      60,341       63%
     Net Income                     $      38,438    $      60,341       57%

     Net Cash Provided by
       Operating Activities         $      88,412    $     151,771       72%
     Net Cash Used in Investing
       Activities                   $     (67,375)   $    (258,576)     284%
     Net Cash Provided by (Used
       in) Financing Activities     $     (19,769)   $     107,747       --

     The following table summarizes certain operating information for the first nine months of 2003 and 2004:

                                                                       Percent
                                             2003           2004        Change
                                         ------------   ------------   --------
       Oil Production (MBbls)                    372            767       106%
       Natural Gas Production (MMcf)          15,043         19,855        32%
       Average Oil Price Received        $     27.02    $     32.17        19%
       Average Oil Price Received
         Excluding Hedge                 $     27.02    $     34.64        28%
       Average Natural Gas Price
         Received                        $      5.05    $      5.23         4%
       Average Number of Our
         Drilling Rigs in Use
         During the Period                      60.6           85.8        42%
       Total Number of Our Drilling
         Rigs Available at the End
         of the Period                            75            100        33%
       Gas Gathered - MMBtu/day               11,200         26,090       133%
       Gas Processed - MMBtu/day                  --         26,669        --

Our Bank Credit Agreement. On January 30, 2004, in conjunction with our acquisition of PetroCorp Incorporated, we replaced our credit agreement with a revolving credit facility totaling $150 million having a four year term ending January 30, 2008. Borrowings under the new credit facility are limited to a commitment amount. On July 15, 2004, the company increased its loan commitment from $100 million to $150 million. We are charged a commitment fee of .375 of 1% on the amount available but not borrowed. We incurred origination, agency and syndication fees of $515,000 at the inception of the new agreement, $40,000 of which will be paid annually and the remainder of the fees amortized over the four year life of the loan. The average interest rate for the first nine months of 2004 was 2.54%. At September 30, 2004 and October 27, 2004 our borrowings were $107.5 million and $103.0 million, respectively.

     The borrowing base under our current credit facility is subject to a semi-annual re-determination on May 10 and November 10 of each year. This determination is based primarily on the sum of a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. In addition, an amount representing a part of the value of our drilling rig fleet, limited to $20 million, is added to the loan value. The agreement allows for one requested special re-determination of the borrowing base by either the lender or us between each scheduled re-determination date if conditions warrant such a request.

     At our election, any part of the outstanding debt may be fixed at a Eurodollar Rate for a 30, 60, 90 or 180 day term. During any Eurodollar Rate funding period the outstanding principal balance of the note to which such Eurodollar Rate option applies may be repaid on three days prior notice to the administrative agent subject to the payment of any applicable funding indemnification amounts. Interest on the Eurodollar Rate is computed at the Eurodollar Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and is payable at the end of each term or every 90 days whichever is less. Borrowings not under the Eurodollar Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At September 30, 2004, $103.0 million of our $107.5 million debt was subject to the Eurodollar Rate.

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

     On September 30, 2004, we were in compliance with the covenants of the credit agreement.

Contractual Commitments. We have the following contractual obligations at September 30, 2004:

                                             Payments Due by Period
                                   ------------------------------------------
                                     Less
  Contractual                       Than 1       2-3        4-5       After 5
  Obligations            Total       Year       Years      Years       Years
  -------------        ---------   --------   --------   ---------   --------
                                           (In thousands)
  Bank Debt(1)         $107,500    $    --    $    --    $107,500    $    --
  Retirement
    Agreement(2)          1,158        300        600         258         --
  Operating
    Leases(3)             4,467      1,168      2,031       1,094        174
  Drill Pipe
    Acquisi-
    tions(4)              1,600      1,600         --          --         --
  Hedging
    Liability(5)          1,739      1,739         --          --         --
                       ---------   --------   --------   ---------   --------
  Total
    Contractual
    Obligations        $116,464    $ 4,807    $ 2,631    $108,852    $   174
                       =========   ========   ========   =========   ========
  -------------------

  (1) See Previous Discussion in Management Discussion and Analysis regarding bank debt.
  (2) The retirement agreement represents a contractual obligation made in the second quarter of 2001 for a separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability, including accrued interest, is being paid monthly in $25,000 installments continuing through June 2009. The discounted liability is on our consolidated condensed balance sheet as part of other long-term liabilities and is presented above undiscounted.
  (3) We lease office space in Tulsa and Woodward, Oklahoma and Houston and Midland, Texas under the terms of operating leases expiring through January 31, 2010 along with a few office machines and space on short-term commitments to stack excess rig equipment and production inventory.
  (4) Because of the increasing cost of steel and the potential for limited availability of new drill pipe, in the first quarter of 2004 we made a commitment to purchase approximately 275,000 feet of drill pipe by the end of 2004. At September 30, 2004 approximately 50,000 feet of that commitment remained outstanding.
  (5) The fair value of our oil hedge is recognized as a derivative liability at September 30, 2004. See subsequent discussion in Management Discussion and Analysis regarding hedging.

     On December 8, 2003, the company acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest LLC, for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to obtain one-half of the cash flow in excess of $10 million for each of the three years following the acquisition. For the first nine months ending September 30, 2004, the rigs included in the Service acquisition have achieved cash flow of approximately $10.0 million. Based on the cash flow of these rigs in the second and third quarter of 2004 the company is estimated to owe the sellers of Service an earn-out payment of approximately $1.8 million for the year ended December 31, 2004.

     On October 19, 2004, Mr. John Nikkel, the Company's Chairman of the Board of Directors and Chief Executive Officer, announced that he plans to retire as an employee and as the Company's Chief Executive Officer effective April 1, 2005. Mr. Nikkel intends to continue as a director of the Company. In connection with the retirement, the Board of Directors of Unit Corporation and Mr. Nikkel have reached an agreement providing for the following:

     a. Mr. Nikkel would serve as a consultant to the Company, on an annual basis, for $70,000 per year; and

     b. The Company would provide office space and secretarial service for Mr. Nikkel for the time he serves as a consultant to the Company.

     At September 30, 2004, we have the following commitments and contingencies that could create, increase or accelerate our liabilities:

                                        Amount of Commitment Expiration
                                                    Per Period
                                   ------------------------------------------
                         Total
                        Amount
                       Committed     Less
        Other             or        Than 1      2-3        4-5       After 5
     Commitments        Accrued      Year      Years      Years       Years
  -----------------    ---------   --------   --------   --------   ---------
                                           (In thousands)
  Deferred
    Compensation
    Agreement(1)       $  2,079    Unknown    Unknown    Unknown     Unknown
  Separation
    Benefit
    Agreement(2)       $  2,735    $   415    Unknown    Unknown     Unknown
  Plugging
    Liability(3)       $ 18,505    $   226    $   602    $   841    $ 16,836
  Gas Balancing
    Liability(4)       $  1,191    Unknown    Unknown    Unknown     Unknown
  Repurchase
    Obliga-
    tions(5)            Unknown    Unknown    Unknown    Unknown     Unknown

  (1) We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.
  (2) Effective January 1, 1997, we adopted a separation benefit plan ("Separation Plan"). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to 4 weeks salary for every whole year of service completed with us up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management ("Senior Plan"). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan.
  (3) On January 1, 2003 we adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired).
  (4) We have a liability recorded for certain properties where we believe there are insufficient natural gas reserves available to allow the under-produced owners to recover their under-production from future production volumes.
  (5) We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the "Partnerships") with certain qualified employees, officers and directors from 1984 through 2004, with a subsidiary of ours serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner's interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $106,000 in 2003 for limited partners' interests. Repurchases of $14,000 were made in the first nine months of 2004.

Hedging. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow.

     During the first quarter of 2003, we entered into two natural gas collar contracts. Each collar contract was for 10,000 MMBtu's of production per day and covered the period of April through September 2003. One contract had a floor price of $4.00 and a ceiling price of $5.75 and the other contract has a floor price of $4.50 and a ceiling price of $6.02. During the first quarter of 2003, we also entered into two oil collar contracts. Each contract was for 5,000 barrels of production per month and covered the period of May through December 2003. One contract had a floor price of $25.00 and a ceiling price of $32.20 and the other contact had a floor price of $26.00 and a ceiling price of $31.40. We had a $6,000 reduction in natural gas revenues because of the natural gas hedges settled in the second quarter of 2003 and a $1,000 reduction in oil revenues because of the oil hedges settled in the third quarter of 2003. Since the amount was immaterial, no fair value was recognized on the September 2003 balance sheet or in accumulated other comprehensive income for the oil collar contracts which remained outstanding at the end of the period. These hedges were cash flow hedges and there was no material amount of ineffectiveness.

     During the first and second quarters of 2004, we entered into two natural gas collar contracts. Each collar contract was for 10,000 MMBtu's of production per day. One contract covers the period of April through October of 2004 and has a floor of $4.50 and a ceiling of $6.76. The other contract covers the period of May through October of 2004 and has a floor of $5.00 and a ceiling of $7.00. We also entered into an oil hedge covering 1,000 barrels per day of oil production. The transaction covers the periods of February through December of 2004 and has an average price of $31.40. The fair value of the oil hedge was recognized on the September 30, 2004 balance sheet as a derivative liability of $1,739,000 and at a loss of $1,077,000, net of tax, in accumulated other comprehensive income. These hedges were cash flow hedges and there was no material amount of ineffectiveness. The natural gas collar contracts increased natural gas revenues by $48,000 during the first nine months of 2004. Oil revenues were reduced by $1,207,000 in the third quarter of 2004 due to the settlement of the oil hedge and oil revenues have been reduced by $1,894,000 for the nine months ended September 30, 2004.

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

     Based on our production in 2004, after the acquisition of PetroCorp Incorporated, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $235,000 per month ($2,820,000 annualized) change in our pre-tax operating cash flow. Our first nine month 2004 average natural gas price was $5.23 compared to an average natural gas price of $5.05 for the first nine months of 2003. A $1.00 per barrel change in our oil price would have a $92,800 per month ($1,114,000 annualized) change in our pre-tax operating cash flow based on our production in 2004 after the acquisition of PetroCorp Incorporated. Our first nine month 2004 average oil price was $32.17 compared with an average oil price of $27.02 received in the first nine months of 2003.

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

     We sell most of our natural gas production to third parties under month-to-month contracts. Presently we believe that our buyers will be able to perform their commitments to us. On August 2, 2004, we completed the sale of our 16.7% limited partner interest in Eagle Energy Partners I, L.P., whose purchases, which are competitively marketed, accounted for 29% of our oil and natural gas revenues in the first nine months of 2004. They marketed approximately 56% of the natural gas volumes we sold for ourselves and third parties during the same period.

Oil and Natural Gas Acquisitions and Capital Expenditures. Most of our capital expenditures are discretionary and directed toward future growth. Any decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We drilled 110 wells (47.02 net wells) in the first nine months of 2004 compared to 98 wells (38.04 net wells) in the first nine months of 2003. Our total capital expenditures for oil and natural gas exploration and acquisitions in the first nine months of 2004 totaled $187.8 million with $115.6 million relating to the PetroCorp Incorporated acquisition. Included in the PetroCorp Incorporated acquisition was a plugging liability and deferred tax liability of $32.1 million. Based on current prices, we plan to drill an estimated total of 165 to 175 wells in 2004 and total capital expenditures for oil and natural gas exploration and acquisitions is planned to be approximately $105 million excluding the PetroCorp Incorporated acquisition. Due to the anticipated upward trend in costs resulting from a shortage in steel, we increased our inventory of production casing and tubing from $3.1 million to $7.3 million in the first nine months of 2004. This inventory will be used to meet our continued demand for such items as we complete wells in our development drilling program.

Contract Drilling. Our drilling work is subject to many factors that influence the number of rigs we have working as well as the costs and revenues associated with that work. These factors include competition from other drilling contractors, the prevailing prices for natural gas and oil, availability and cost of labor to run our rigs and our ability to supply the equipment needed. We have not encountered major difficulty in hiring and keeping rig crews, but shortages have occurred periodically in the past. At the end of the first quarter of 2004, we increased wages in some of our drilling areas and implemented longevity pay incentives to help maintain our contract drilling labor base. If demand for drilling rigs increases in the future, shortages of experienced personnel may well limit our ability to increase the number of rigs we could operate.

     We currently do not have a shortage of drill pipe. Because of increasing steel costs and the potential for future shortages in the availability of new drill pipe, we committed in the first quarter of 2004 to purchase by the end of 2004 approximately 275,000 feet of drill pipe for $9.3 million. At September 30, 2004, 50,000 feet (or approximately $1.6 million) of this commitment remains outstanding.

     Most of our contract drilling fleet is targeted to the drilling of natural gas wells, so changes in natural gas prices heavily influence the demand for our drilling rigs and the prices we can charge for our contract drilling services. The average rates we received for our drilling rigs during 2003 and 2004 reached a low of $7,275 per day in February of 2003. Natural gas and oil prices began to rise since the second quarter of 2003 and have continued to remain strong through the first nine months of 2004 and both demand for our drilling rigs and dayrates have continued to improve. In the first nine months of 2004, the average dayrate we received was $8,722 per day compared to $7,684 per day in the first nine months of 2003. The average use of our drilling rigs in the first nine months of 2004 was 85.8 rigs (95%) compared with 60.6 rigs (81%) for the first nine months of 2003. Based on the average utilization of our drilling rigs in the first nine months of 2004, a $100 per day change in dayrates has an $8,580 per day ($3,132,000 annualized) change in our pre-tax operating cash flow. Utilization and dayrates for our drilling rigs will depend mainly on the price of natural gas.

     Our contract drilling subsidiaries provide drilling services for our exploration and production subsidiaries. The contracts for these services are issued under the same conditions and rates as the contracts we have entered into with unrelated third parties for comparable type projects. During the first nine months of 2003 and 2004, we drilled 34 and 30 wells, respectively, for our exploration and production subsidiaries. The profit received by our contract drilling segment of $1,411,000 and $2,760,000 during the first nine months of 2003 and 2004, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

Drilling Acquisitions and Capital Expenditures.

     On July 30, 2004, we acquired Sauer Drilling Company, a Casper-based drilling company and a wholly-owned subsidiary of Tom Brown, Inc., for $34.7 million in cash paid at closing. In addition, the agreement provides that there will be a post closing settlement adjustment for the working capital of Sauer Drilling Company. Currently the seller has estimated this cost to be $6.2 million and the company has estimated this cost to be $5.3 million. In the event the parties can not resolve this discrepancy, the issue will be settled by arbitration. This acquisition includes 9 drilling rigs, a fleet of trucks, and an equipment and repair yard with associated inventory, located in Casper, Wyoming. Of the 9 rigs, 8 are currently operating under contract in the Wind River Basin in Wyoming and the Paradox Basin in Colorado. The rigs range from 500 horsepower to 1,000 horsepower with depth capacities rated from 5,000 feet to 16,000 feet. The fleet of trucks consists of 4 vacuum trucks and 11 rig-up trucks used to move the rigs to new drilling locations. The trucks also have the capacity to move third-party rigs. This acquisition increased our market share within medium to shallower drilling depth ranges in our areas of operation in our Rocky Mountain Division. The equipment yard, located in Casper, Wyoming, will not only provide service space for the nine newly acquired rigs and trucks but also for our existing Rocky Mountain rig fleet.

     On May 4, 2004, we acquired two drilling rigs and related equipment for $5.5 million. The rigs are rated at 850 and 1,000 horsepower, respectively, with depth capacities from 12,000 to 15,000 feet. We refurbished the rigs for approximately $4.0 million. One rig was placed into service at the beginning of August 2004 and the other rig was placed into service in the middle of September 2004. Both rigs are working in the area covered by the Rocky Mountain division.

     The 2 rigs acquired on May 4, 2004 and the Sauer Drilling Company rigs were added to the area covered by the Rocky Mountain division bringing the total rigs in that area to 19. With these two acquisitions and the completion of construction of another rig in June 2004, our total rig fleet now consists of 100 drilling rigs. We are currently constructing our 101st rig which is contracted and should be ready to enter the market in December 2004.

     Our contract drilling operations, during the first nine months of 2004, incurred $82.1 million in capital expenditures including the $34.7 million paid for the Sauer Drilling Company acquisition and the $9.5 million paid for the 2 rigs acquired on May 4, 2004 and their subsequent refurbishment. For the year 2004, we have budgeted capital expenditures of approximately $50 million for our contract drilling operations (excluding our acquisition of Sauer Drilling Company and the capital expenditures on the two rigs acquired on May 4, 2004).

     On December 8, 2003, we acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest LLC, for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to obtain one-half of the cash flow in excess of $10 million for each of the three years following the acquisition. The assets of SerDrilco Incorporated included 12 drilling rigs, spare drilling equipment, a fleet of 12 larger trucks and trailers, various other vehicles and a district office and an equipment yard in and near Borger, Texas. For the first nine months ending September 30, 2004, the rigs included in the Service acquisition have achieved cash flow of approximately $10.0 million. Based on the cash flow of these rigs in the second and third quarter of 2004 the company is estimated to owe the sellers of Service an earn-out payment of approximately $1.8 million for the year ended December 31, 2004.

Acquisition of Gas Gathering and Processing Company

     On July 29, 2004, we completed the acquisition of the 60% of Superior Pipeline Company LLC ("Superior") we did not already own for $19.8 million. Superior is a mid-stream company engaged primarily in the gathering, processing and treating of natural gas and owns one natural gas treatment plant, two processing plants, 12 active gathering systems and 400 miles of pipeline. Superior operates in western Oklahoma and the Texas Panhandle and has been in business since 1996. This acquisition will increase our ability to gather and market our (as well as third parties) natural gas and construct or acquire existing natural gas gathering and processing facilities. During the first nine months of 2004, Superior purchased $3.1 million of our natural gas production and paid $30,000 for our natural gas liquids. We paid this company $300,000 for gathering and compression services in the first nine months of 2004. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004 and intercompany revenue from services and purchases of production between subsidiaries has been eliminated.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.

     One of our wholly-owned subsidiaries is the general partner for 10 oil and natural gas limited partnerships which were formed either privately or publicly. Each partnership's revenues and costs are shared under formulas prescribed in the applicable limited partnership agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party's share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party's behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party's level of activity and are considered by management to be reasonable. During 2003, the total amount paid to us for all of these fees was $873,000 and during the first nine months of 2004 the amount paid has been 15 percent below last year's nine month comparable amount. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

     On August 2, 2004, we completed the sale of our investment in Eagle Energy Partners I, L.P. for $6.2 million. In the third quarter of 2004, a gain before income taxes of $3.8 million was recognized in other revenues from this sale. Eagle is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), future commodities, and the performance of scheduling and nomination services for both energy related commodities and similar energy management functions. Eagle marketed approximately 56% of the natural gas volumes we sold for ourselves and third parties in the first nine months of 2004.

Critical Accounting Policies.

Summary

     In this section, we have identified the critical accounting policies we follow in preparing our financial statements and related disclosures. Many of these policies require us to make difficult, subjective and complex judgments in the course of making estimates of matters that are inherently imprecise. We will explain the nature of these estimates, assumptions and judgments, and the likelihood that materially different amounts would be reported in our financial statements under different conditions or using different assumptions.

     The following table lists our critical accounting policies, the estimates and assumptions that can have a significant impact on the application of these accounting policies, and the financial statement accounts affected by these estimates and assumptions.

 Accounting Policies            Estimates or             Accounts Affected
                                Assumptions
- ---------------------       --------------------       --------------------
Full cost method of         .  Reserve                 .  Oil and gas
accounting for oil             estimates and              properties
and gas properties             related present         .  Accumulated DD&A
                               value of future         .  Provision for
                               net revenues               DD&A
                            .  Valuation of            .  Impairment of
                               unproved                   proved and
                               properties                 unproved
                                                          properties
                                                       .  Long-term debt
                                                          and interest
                                                          expense

Accounting for              .  Cost estimates          .  Oil and gas
asset retirement               related to the             properties
obligations for oil            plugging and            .  Accumulated DD&A
and gas properties             abandonment of          .  Provision for
                               depleted wells             DD&A
                                                       .  Current and non-
                                                          current
                                                          liabilities
                                                       .  Operating expense

Accounting for              .  Forecast of             .  Drilling property
impairment of                  undiscounted               and equipment
drilling property              estimated future        .  Accumulated
and equipment                  net operating cash         depreciation
                               flows                   .  Provision for
                                                          depreciation
                                                       .  Impairment of
                                                          drilling property
                                                          and equipment

Turnkey and footage         .  Estimates of costs      .  Revenue and
drilling contracts             to complete turnkey        operating expense
                               and footage             .  Current assets and
                               contracts                  liabilities

Significant Estimates and Assumptions

     Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of a reserve estimate depends on the quality of available geological and engineering data, the precision of the interpretations of that data, and judgment based on experience and training. Annually, we engage an independent petroleum engineering firm to evaluate our oil and gas reserves.

     The techniques used in estimating reserves annually depend on the nature and extent of available data and the accuracy of the estimates accordingly. As a general rule, the degree of accuracy of reserve estimates varies with the reserve classification and the related accumulation of available data, as shown in the following table.

   Type of Reserves        Nature of Available         Degree of Accuracy
                                 Data
  ------------------      ---------------------       --------------------
  Proved undeveloped      Data from offsetting          Least accurate
                          wells, seismic data

  Proved developed        Logs, core samples,           More accurate
  Non-producing           well tests, pressure
                          data

  Proved developed        Production history,           Most accurate
  Producing               pressure data over
                          time

     Assumptions as to future commodity prices and operating and capital costs also play a significant role in estimating oil and gas reserves and the estimated present value of the cash flows to be received from the future production of those reserves. Volumes of recoverable reserves are affected by the assumed prices and costs due to what is known as the economic limit (that point in the future when the projected costs and expenses of producing recoverable reserves exceed the projected revenues from the reserves). But more significantly, the estimated present value of future cash flows from the reserves is extremely sensitive to prices and costs, and may vary materially based on different assumptions. SEC financial accounting and reporting standards require that pricing parameters be tied to the price received for oil and natural gas on the last day of the reporting period. This requirement can result in significant changes from period to period given the volatile nature of oil and natural gas prices.

     We compute our provision for DD&A on a units-of-production method. Each quarter, we use the following formulas to compute the provision for DD&A for our producing properties:

     . DD&A Rate = Unamortized Cost / Beginning of Period Reserves . Provision for DD&A = DD&A Rate x Current Period Production

     Reserve estimates have a significant impact on the DD&A rate. If reserve estimates for a property or group of properties are revised downward in future periods, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease.

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

     The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed or if we have large downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on oil and natural gas prices on September 30, 2004 ($5.74 per Mcf for natural gas and $49.64 per barrel for oil), the unamortized cost of our oil and natural gas properties did not exceed the ceiling of our proved oil and natural gas reserves. Natural gas and oil prices remain erratic and any significant declines below prices used in the reserve evaluation could result in a ceiling test write-down in following quarterly reporting periods.

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

NEW ACCOUNTING PRONOUNCEMENTS
- -----------------------------

     On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff's views regarding the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations", by oil and gas producing companies following the full cost accounting method.

     Under Statement 143, we must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. We also must initially capitalize the associated asset retirement costs by increasing our full cost pool by the same amount as the liability. Under the full cost method of accounting, we calculate quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling AROs that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. The effect of this interpretation will increase the ceiling we currently calculated on our full cost pool.

     Subsequent to the adoption of Statement 143, the estimated dismantlement and abandonment costs for our oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, we will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. We have not yet determined the full impact this will have on the DD&A rate used by us in the fourth quarter of 2004, but it is not expected to be material.

     We are required to apply the accounting and disclosures described in SAB No. 106 prospectively as of the beginning of the fourth quarter of 2004. We have not yet determined the full impact this will have on the DD&A rate used by us in the fourth quarter of 2004.

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

     Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards, No. 142, "Goodwill and Intangible Assets" (FAS 142) were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. We previously reported that an interpretation of FAS 141 and 142 was being considered as to whether mineral interest use rights in oil and natural gas properties are intangible assets and would be classified as such, separate from oil and natural gas properties.

     On September 2, 2004, the FASB issued FASB Staff Position 142-2 "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities" (FSP 142-2) to address the application of FAS 142 to the oil and natural gas industry. In FSP 142-2 the FASB staff acknowledges that the accounting framework in Statement 19 for oil- and gas-producing entities is based on the level of established reserves - not whether an asset is tangible or intangible. Accordingly, the FASB staff believes that the scope exception in paragraph 8(b) of FAS 142 extends to its disclosure for drilling and mineral rights of oil- and gas-producing entities. FSP 142-2 confirms our historical treatment of these costs.

SAFE HARBOR STATEMENT
- ---------------------

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

RESULTS OF OPERATIONS
- ---------------------
Third Quarter 2004 versus Third Quarter 2003
- --------------------------------------------
     Provided below is a comparison of selected operating and financial data for the third quarter of 2004 versus the third quarter of 2003:

                                         Third            Third         Percent
                                      Quarter 2003     Quarter 2004      Change
                                     ---------------  ---------------  ---------
Total Revenue                        $   77,800,000   $  143,350,000       84%
Net Income                           $   12,763,000   $   24,647,000       93%
Oil and Natural Gas:
    Revenue                          $   27,402,000   $   46,394,000       69%
    Operating costs                  $    6,207,000   $    9,746,000       57%
    Average natural gas price (Mcf)  $         4.50   $         5.21       16%
    Average oil price (Bbl)          $        25.51   $        34.46       35%
    Natural gas production (Mcf)          5,233,000        6,947,000       33%
    Oil production (Bbl)                    134,000          274,000      104%
    Depreciation, depletion and
      amortization rate (Mcfe)       $         1.14   $         1.43       25%
    Depreciation, depletion and
      amortization                   $    6,972,000   $   12,316,000       77%
Drilling:
    Revenue                          $   50,052,000   $   80,887,000       62%
    Operating costs                  $   35,653,000   $   57,816,000       62%
    Percentage of revenue from
      daywork contracts                         99%             100%
    Average number of rigs in use              68.2             92.0       35%
    Average dayrate on daywork
      Contracts                      $        8,015   $        9,103       14%
    Depreciation                     $    6,318,000   $    8,903,000       41%
Gas Gathering and Processing:
    Revenues                         $          148   $       11,474    7,652%
    Operating costs                  $           50   $       10,480   20,860%
    Gas gathered - MMBtu/day                 14,758           28,356       92%
    Gas processed - MMBtu/day                    --           26,669        --
    Depreciation                     $           58   $          451      678%

General and Administrative Expense   $    2,246,000   $    3,081,000       37%
Interest Expense                     $      154,000   $      820,000      432%
Average Interest Rate                         2.26%            2.99%       32%
Average Long-Term Debt Outstanding   $   16,763,000   $   98,749,000      489%

     Oil and natural gas revenues increased 69% due to increases in both oil and natural gas production and from increases in oil and natural gas prices between the third quarter of 2004 and the third quarter of 2003. PetroCorp Incorporated was acquired on January 30, 2004 and its production is included in our operating results subsequent to the acquisition date. Oil production was up 104% between the comparative quarters. Oil production from PetroCorp wells contributed 61% of the increase while the remaining wells owned by us contributed 43% of the increase. Natural gas production was up 33% between the comparative quarters. Natural gas production from PetroCorp wells contributed 13% of the increase while the remaining wells owned by us contributed 20% of the increase. The increase in production for both oil and natural gas over that contributed from the PetroCorp acquisition came from wells added through our development drilling program. We will continue to grow production primarily in natural gas through development drilling and acquisition of producing oil and natural gas properties when economical. Increases or decreases in future revenues, however are largely determined by the prices we receive for our natural gas production. Based on the Nymex futures prices for the fourth quarter of 2004 and the first quarter of 2005, we anticipate prices for natural gas to increase from prices received during the third quarter of 2004.

     Total operating cost increased 57% in the third quarter of 2004 when compared with the third quarter of 2003 due mainly from the acquisition of PetroCorp Incorporated and to a lesser extent from costs associated with the addition of new wells from our drilling program. PetroCorp Incorporated has historically experienced higher operating cost per equivalent barrel due to the types of wells under production and the reserve base being more concentrated toward oil. Operating cost from PetroCorp wells contributed to 35% of the increase while the remaining wells owned by us contributed 22% of the increase. We anticipate that there will continue to be upward pressure on the amount we pay for services associated with operating our wells throughout the coming year. Gross production taxes which are based on a percentage of revenues were also higher, since they are a percentage of total revenues received. Our total depreciation, depletion and amortization ("DD&A) increased 77% due to an increase in both the equivalent volumes produced and our DD&A rate per Mcfe. The increase in volumes produced increased total DD&A by 41% while the increase in the DD&A rate increased total DD&A by 36%. The acquisition of PetroCorp Incorporated was made at a higher cost per equivalent volumes than we have previously experienced through both our drilling program and from previous acquisitions. During 2003 and the first nine months of 2004, we also experienced higher cost per Mcfe for the discovery of new reserves through our development drilling program.

     Contract drilling revenues increased 62% between the comparative quarters due to increases in demand for our drilling rigs and increases in dayrates. Dayrates increased revenue by 15% with the remainder of the increase coming from increased utilization. Utilization increased by 23.8 rigs with 16.6 of the increase in rigs utilized coming from the 12 Service Drilling Company and 9 Sauer Drilling Company rigs acquired in December 2003 and July 2004, respectively. Natural gas prices remained between $4.00 and $5.50 through most of 2003 and continued at that level into the first nine months of 2004 causing an increase in demand for our rigs. Dayrates, which typically increase after the increase in demand for rigs, also started increasing in the second quarter of 2003 and have continued to steadily increase throughout the first nine months of 2004. With the increase in demand and the rigs added through our acquisitions, total operating cost increased along with our revenues. We did not drill any turnkey or footage wells in the third quarter of 2004. Approximately 1% of our total drilling revenues in the third quarter of 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Dayrates for our contract drilling services are anticipated to increase over levels achieved in the third quarter of 2004 and utilization is anticipated to remain high through 2005 as long as commodity prices remain at the levels achieved in 2004. Contract drilling depreciation increased 41% due to the acquisition of 12 rigs in the fourth quarter of 2003 and 9 rigs in the third quarter of 2004 and increased rig utilization from rigs previously owned.

     On July 29, 2004, we completed the acquisition of the 60% of Superior Pipeline Company LLC ("Superior") we did not already own for $19.8 million. Superior is a mid-stream company engaged primarily in the gathering, processing and treating of natural gas and owns one natural gas treatment plant, two processing plants, 12 active gathering systems and 400 miles of pipeline. Superior operates in western Oklahoma and the Texas Panhandle and has been in business since 1996. This acquisition will increase our ability to gather and market our (as well as third party's) natural gas and construct or acquire existing natural gas gathering and processing facilities. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004. Gas gathering and processing revenues increased by $11.3 million and gas gathering and processing operating costs increased by $10.4 million between the comparative quarters as a result of the acquisition.

     General and administrative expense increased 37% in the third quarter of 2004 due primarily to increases in employee cost of $362,000, outside audit related costs and other third party costs primarily associated with compliance of the Sarbanes-Oxley Act of approximately $170,000, and general corporate cost of $160,000. Increases in general and administrative expenses are anticipated in the remainder of 2004 and into 2005. Our total interest expense was higher due to the additional debt incurred from the PetroCorp Incorporated, Superior Pipeline Company and Sauer Drilling Company acquisitions. In the absence of further acquisitions, we intend to pay down this debt in 2005 through cash flow from our operating activity. Income tax expense increased primarily due to the increase in income before income taxes. Current income tax expense increased in the third quarter of 2004 due to an increase in the provision for alternative minimum tax which was based on higher estimates of total taxable income for the year.

     On August 2, 2004, the company completed the sale of its investment in Eagle Energy Partners I, L.P. for $6.2 million. In the third quarter of 2004, a gain before income taxes of $3.8 million was recognized in other revenues from this sale.

First Nine Months 2004 versus First Nine Months 2003
- ----------------------------------------------------
     Provided below is a comparison of selected operating and financial data for the first nine months of 2004 versus the first nine months of 2003:
                                       First Nine       First Nine      Percent
                                       Months 2003      Months 2004      Change
                                     ---------------  ---------------  ---------
Total Revenue                        $  218,758,000   $  358,988,000       64%
Income Before Change in Accounting
  Principle                          $   37,113,000   $   60,341,000       63%
Net Income                           $   38,438,000   $   60,341,000       57%
Oil and Natural Gas:
    Revenue                          $   87,521,000   $  130,718,000       49%
    Operating costs                  $   18,655,000   $   29,871,000       60%
    Average natural gas price (Mcf)  $         5.05   $         5.23        4%
    Average oil price (Bbl)          $        27.02   $        32.17       19%
    Natural gas production (Mcf)         15,043,000       19,855,000       32%
    Oil production (Bbl)                    372,000          767,000      106%
    Depreciation, depletion and
      amortization rate (Mcfe)       $         1.12   $         1.38       23%
    Depreciation, depletion and
      amortization                   $   19,464,000   $   34,028,000       75%
Drilling:
    Revenue                          $  129,839,000   $  211,211,000       63%
    Operating costs                  $   97,105,000   $  152,736,000       57%
    Percentage of revenue from
      daywork contracts                         97%             100%
    Average number of rigs in use              60.6             85.8       42%
    Average dayrate on daywork
      contracts                      $        7,684   $        8,722       14%
    Depreciation                     $   17,111,000   $   24,121,000       41%
Gas Gathering and Processing:
    Revenue                          $          566   $       11,562    1,943%
    Operating costs                  $          307   $       10,515    3,325%
    Gas gathered - MMBtu/day                 11,200           26,090      133%
    Gas processed - MMBtu/day                    --           26,669        --
    Depreciation                     $          125   $          489      291%

General and Administrative Expense   $    6,766,000   $    8,955,000       32%
Interest Expense                     $      540,000   $    1,751,000      224%
Average Interest Rate                         2.16%            2.54%       18%
Average Long-Term Debt Outstanding   $   23,727,000   $   76,740,000      223%

     Oil and natural gas revenues increased 49% due to increases in both oil and natural gas production and to a lesser extent from an increase in oil and natural gas prices between the first nine months of 2004 and the first nine months of 2003. PetroCorp Incorporated was acquired on January 30, 2004 and its production is included in our operating results subsequent to the acquisition date. Oil production was up 106% compared to the first nine months of 2003. Oil production from PetroCorp wells contributed 64% of the increase while the remaining wells owned by us contributed 42% of the increase. Natural gas production was up 32% compared to the first nine months of 2003. Natural gas production from PetroCorp wells contributed 18% of the increase while the remaining wells owned by us contributed 14% of the increase. The increase in production for both oil and natural gas over that contributed from the PetroCorp acquisition came from wells added through our development drilling program. We will continue to grow production primarily in natural gas through development drilling and acquisition of producing oil and natural gas properties when economical. Increases or decreases in future revenues, however are largely determined by the prices we receive for our natural gas production. Based on the Nymex futures prices for the fourth quarter of 2004 and the first quarter of 2005, we anticipate prices for natural gas to increase from prices received during the first nine months of 2004.

     Total operating cost increased 60% in the first nine months of 2004 when compared with the first nine months of 2003 due mainly from the acquisition of PetroCorp Incorporated and to a lesser extent from costs associated with the addition of new wells from our drilling program. PetroCorp Incorporated has historically experienced higher operating cost per equivalent barrel due to the types of wells under production and the reserve base being more concentrated toward oil. Operating cost from PetroCorp wells contributed to 35% of the increase while the remaining wells owned by us contributed 25% of the increase. We anticipate that there will continue to be upward pressure on the amount we pay for services associated with operating our wells throughout the coming year. Gross production taxes which are based on a percentage of revenues were also higher. Our total depreciation, depletion and amortization ("DD&A) increased 75% due to the increase in equivalent volumes produced and an increase in our DD&A rate per Mcfe. The increase in volumes produced increased total DD&A by 42% while the increase in the DD&A rate increased total DD&A by 33%.The acquisition of PetroCorp Incorporated was made at a higher cost per equivalent volumes than we have previously experienced through both our drilling program and from other acquisitions on average. During 2003 and the first nine months of 2004, we also experienced higher cost per Mcfe for the discovery of new reserves through our development drilling.

     Contract drilling revenues increased 63% due to increases in demand for our drilling rigs and increases in dayrates. Dayrates increased revenue by 16% with the remainder of the increase coming from increased utilization. Utilization increased by 25.2 rigs with 13.2 of the increase in rigs utilized coming from the 12 Service Drilling Company and 9 Sauer Drilling Company rigs acquired in December 2003 and July 2004, respectively. Natural gas prices remained between $4.00 and $5.50 through most of 2003 and continued at that level into the first nine months of 2004 causing an increase in demand for our rigs. Dayrates, which typically increase after the increase in demand for rigs, also started increasing in the second quarter of 2003 and have continued to steadily increase throughout the first nine months of 2004. With the increase in demand and the rigs added through our acquisitions total operating cost increased along with our revenues. We did not drill any turnkey or footage wells in the first nine months of 2004. Approximately 3% of our total drilling revenues in the first nine months of 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. Dayrates for our contract drilling services are anticipated to increase over the 2004 year-to-date levels and utilization is anticipated to remain high through 2005 as long as commodity prices remain at the levels achieved in 2004. Contract drilling depreciation increased due to the utilization associated with the 12 rigs acquired in the fourth quarter of 2003 and the 9 rigs acquired in the third quarter of 2004 and increases in utilization from the remainder of our rigs.

     On July 29, 2004, we completed the acquisition of the 60% of Superior Pipeline Company LLC ("Superior") we did not own for $19.8 million. Superior is a mid-stream company engaged primarily in the gathering, processing and treating of natural gas and owns one natural gas treatment plant, two processing plants, 12 active gathering systems and 400 miles of pipeline. Superior operates in western Oklahoma and the Texas Panhandle and has been in business since 1996. This acquisition will increase our ability to gather and market our (as well as third party's) natural gas and construct or acquire existing natural gas gathering and processing facilities. The results of operations for this acquired company are included in the statement of income for the period after to July 31, 2004. Gas gathering and processing revenues increased by $11.0 million and operating costs by $10.2 million in the comparative nine month periods as a result of this acquisition.

     General and administrative expense increased 32% in the nine months of 2004 primarily due to increases in employee cost of $1.2 million, outside audit related costs and other third party costs primarily associated with compliance of the Sarbanes-Oxley Act of approximately $365,000, insurance cost of $238,000 and general corporate cost of $165,000. Increases in general and administrative expenses are anticipated in the remainder of 2004 and into 2005. Our total interest expense was higher due to the additional debt incurred from the PetroCorp Incorporated, Superior Pipeline and Sauer Drilling Company acquisitions. In the absence of further acquisitions, we intend to pay down this debt in 2005 through cash flow from our operating activity. Income tax expense increased primarily due to the increase in income before income taxes. Current income tax expense increased in the first nine months of 2004 due to an increase in the provision for alternative minimum tax which was based on higher estimates of total taxable income for the year.

     Net income in the first nine months of 2003 includes $1.3 million of income due to a change in accounting principle for the implementation of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS
143).

     On August 2, 2004, the company completed the sale of its investment in Eagle Energy Partners I, L.P. for $6.2 million. In the third quarter of 2004, a gain before income taxes of $3.8 million was recognized in other revenues from this sale.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
- -------  ----------------------------------------------------------

     Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates. We do not use derivative financial instruments for speculative or trading purposes.

Commodity Price Risk

     We produce, purchase, gather, process and sell crude oil, natural gas, condensate and natural gas liquids. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. Relatively modest changes in gas prices significantly impact our results of operations and cash flows.

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

Interest Rate Risk

     Our interest rate risk exposure results primarily from short-term rates, mainly LIBOR-based, on borrowings from our banks. At September 30, 2004, our total bank debt was $107.5 million, of which $103.0 million was at LIBOR-based rates. In the past, we have not entered into financial instruments such as interest rate swaps or interest rate lock agreements. Based on our current debt level at September 30, 2004, a one percent change in the interest rate we pay will have a $89,600 per month ($1,075,000 annualized) change in our pre-tax operating cash flow.


Item 4.  Controls and Procedures
- --------------------------------

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

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
- --------------------------------------------------------------------

     Not applicable

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     Not applicable

Item 5.  Other Information
- --------------------------

     Not applicable

Item 6.  Exhibits
- -----------------

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

        99.1 Form of Stock Option Agreement used under the Unit Corporation 2000 Non-Employee Directors' Stock Option Agreement.

        99.2     Form of ISO Agreement used under the Employee Stock
                 Option Plan.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNIT CORPORATION

Date:  November 9, 2004               By:  /s/ John G. Nikkel
       ---------------------------    ------------------------------
                                      JOHN G. NIKKEL
                                      Chief Executive Officer,
                                      and Director

Date:  November 9, 2004               By:  /s/ David T. Merrill
       ---------------------------    ------------------------------
                                      DAVID T. MERRILL
                                      Chief Financial Officer and
                                      Treasurer