Form 10-Q/A
period 2005-03-31
UNIT CORP
filed 2005-11-18
CIK 798949

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.20 par value	45,858,044
Class	Outstanding at May 2, 2005

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 ("Report"), initially filed with the Securities and Exchange Commission on May 3, 2005, is being filed to correct the contents of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 that were originally filed with the Report. No other information contained in the Report is being amended. Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIT CORPORATION

Date:	November 18, 2005	By:	/s/ Larry D. Pinkston

LARRY D. PINKSTON

Chief Executive Officer and Director

Date:	November 18, 2005	By:	/s/ David T. Merrill

DAVID T. MERRILL

Chief Financial Officer and

Treasurer

2