Form 10-Q/A
period 2005-06-30
UNIT CORP
filed 2005-11-18
CIK 798949

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 ("Report"), initially filed with the Securities and Exchange Commission on August 8, 2005, is being filed to correct the contents of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 that were originally filed with the Report. No other information contained in the Report is being amended. Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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