Form 10-K
period 2005-12-31
UNIT CORP
filed 2006-03-13
CIK 798949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-9260

UNIT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1283193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7130 South Lewis, Suite 1000 Tulsa, Oklahoma	74136
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (918) 493-7700

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.20 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: [None]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,401,958,707 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, $0.20 par value per share	46,254,846 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31,2005 (Annual Report)	Parts I, II, and IV
Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2006 (Proxy Statement)	Part III
Exhibit Index—See Page 92

FORM 10-K

UNIT CORPORATION

UNIT CORPORATION

Annual Report

For The Year Ended December 31, 2005

PART I

Our executive offices are at 7130 South Lewis, Suite 1000, Tulsa, Oklahoma 74136; our telephone number is (918) 493-7700. In addition to our executive offices, we have offices in Houston, Humble, Borger, Booker, Midland and Weatherford Texas; Casper and Pinedale, Wyoming; Oklahoma City and Woodward, Oklahoma; and Denver, Colorado.

Our primary Internet address is www.unitcorp.com. We make our periodic Securities and Exchange Commission (SEC) Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the SEC. In addition, we post on our Web site copies of the various corporate governance documents that we have adopted. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our Web site, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F. Street, N.E. Room 1580, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Unless otherwise indicated or required by the context, as used in this report , the terms Corporation, Company, Unit, us, our, we and its refer to Unit Corporation and, as appropriate, Unit Corporation and/or one or more of its subsidiaries.

Item 1.	Business.

OUR BUSINESS

We were founded in 1963 as a contract drilling company. Today, through our three principal wholly owned subsidiaries, Unit Drilling Company, Unit Petroleum Company and Superior Pipeline Company, L.L.C., we

•	contract to drill onshore oil and natural gas wells for our own account and for others,

•	explore, develop, acquire and produce oil and natural gas properties for our own account, and

•	buy, sell, gather, process and treat natural gas for our own account and for third parties.

The following table provides certain information about us as of February 22, 2006:

• Number of drilling rigs we own	111
• Number of wells in which we own an interest	6,478
• Number of natural gas treatment plants	2
• Number of processing plants	5
• Number of active natural gas gathering systems we own	36

• States in which our principal operations are located	Oklahoma, Texas, Wyoming, Louisiana, Colorado and New Mexico

At various times, and from time to time, each of these three principal subsidiaries may conduct their operations through subsidiaries of their own.

OUR LAND CONTRACT DRILLING BUSINESS

General.    Our land contract drilling business is conducted through three subsidiaries of which, Unit Drilling Company is the primary operating company. The other two companies are Unit Texas Drilling L.L.C. and Service Drilling Southwest L.L.C. Through these companies we drill onshore natural gas and oil wells for our own account as well as for a wide range of other oil and gas companies. Our operations are mainly located in the Oklahoma and Texas areas of the Anadarko and Arkoma Basins, the North Texas Barnett Shale, the Texas Gulf Coast and East Texas and the Rocky Mountain regions of Wyoming and Colorado.

The table below identifies certain information concerning our contract drilling operations:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Number of Drilling Rigs Owned at End of Period	112.0	100.0	88.0	75.0	55.0
Average Number of Drilling Rigs Owned During Period	105.2	93.0	75.9	61.6	51.8
Average Number of Drilling Rigs Utilized	102.1	88.1	62.9	39.1	46.3
Utilization Rate (1)	97%	95%	83%	63%	90%
Average Revenue Per Day (2)	$12,401	$9,247	$7,972	$8,285	$9,879
Total Footage Drilled (Feet in 1,000’s)	10,815	9,261	6,580	3,829	4,008
Number of Wells Drilled	980	832	530	318	361

(1)	Utilization rate is determined by dividing the number of drilling rigs used by the average number of drilling rigs owned during period.

(2)	Represents the total revenues from our contract drilling operations divided by the total number of days our drilling rigs were used during the period.

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

Our drilling rigs have maximum depth capacities ranging from 5,000 to 40,000 feet.

The following table shows the distribution of our drilling rigs as of February 22, 2006:

Region	Contracted Rigs	Idle Rigs	Total Rigs	Average Rated Drilling Depths (ft)
Anadarko Basin Oklahoma	60	—	60	16,300
Arkoma Basin	8	—	8	13,400
East Texas and Gulf Coast	15	—	15	18,300
North Texas Barnett Shale	6	—	6	11,600
Rocky Mountains	21	1	22	16,400

Totals	110	1	111	16,140

At present, we do not have a shortage of drilling rig related equipment. However, at any given time, our ability to use all of our drilling rigs is dependent on a number of conditions, including the availability of qualified labor, drilling supplies and equipment as well as demand. Demand for our drilling rigs has increased throughout 2004 and 2005. As we continue to add drilling rigs to our fleet and the national count of available drilling rigs continues to grow, it has become increasingly difficult to find additional qualified labor to work on our drilling rigs. If demand for our drilling rigs remains at its current level or increases, we expect competition for qualified labor to continue which will result in higher operating costs.

Acquisitions.     The following table summarizes the additions to our drilling rig fleet during 2005. A more complete discussion of these additions follows the table:

Number of drilling rigs we owned at December 31, 2004	100
Number of drilling rigs we constructed during 2005	5
Number of drilling rigs we acquired from others during 2005	7

Total drilling rigs we owned at December 31, 2005	112

On August 31, 2005, we completed our acquisition of all of the Texas drilling operations of Texas Wyoming Drilling Inc., a Texas-based privately owned company, with the exception of one drilling rig which we subsequently acquired on October 13, 2005. The total purchase price of the acquisition was $31.6 million. Of the total amount, $13.3 million was paid in cash and $12.0 million was issued in stock, representing 246,053 shares, on August 31, 2005. The remaining $6.3 was paid in cash on October 13, 2005. Six of the drilling rigs are active in the Barnett Shale area of North Texas. Six of the seven drilling rigs are mechanical, and one is a diesel electric drilling rig. They range from 400 to 1,700 horsepower.

On January 5, 2005, we acquired a subsidiary of Strata Drilling L.L.C. for $10.5 million. In this acquisition we acquired two drilling rigs as well as spare parts, inventory, drill pipe, and other major drilling rig components. These two drilling rigs are both 1,500 horsepower, diesel electric drilling rigs with the capacity to drill 12,000 to 20,000 feet. After receiving refurbishments of $1.0 million and $5.2 million, respectively, the first drilling rig was placed in service in January 2005 and the second drilling rig was placed in service in August of 2005. Both of these drilling rigs are in our Rocky Mountain Division.

In January 2005, we completed the construction of a 1,500 horsepower diesel electric drilling rig which began operating in the Anadarko Basin. The drilling rig was constructed for approximately $2.5 million with the majority of the expenditures occurring in 2004. In May 2005, we completed the construction of a 1,500 horsepower diesel electric drilling rig which began operating in the Rocky Mountain Division. This drilling rig was constructed for $8.0 million with $1.8 million of the parts acquired in the Strata acquisition. In December 2005, we completed the construction of a 1,000 horsepower diesel electric drilling rig which began operating in the Anadarko Basin. The drilling rig was constructed for approximately $3.2 million.

In January 2006, we experienced a fire on one of our drilling rigs. Drilling rig No. 31, a 600 horsepower drilling rig and one of our smaller drilling rigs, experienced a blowout during initial drilling operations at an approximate depth of 800 feet. No personnel were injured although the drilling rig was a total loss. Part of this loss will be covered by insurance and we will not incur a loss for financial statement purposes as a result of this event. We acquired a 1,000 horsepower drilling rig in January 2006 for approximately $3.9 million. We expect to replace the destroyed drilling rig in April with this newly acquired drilling rig which is currently undergoing modifications at one of our drilling yards.

The addition of the 12 drilling rigs in 2005, combined with the loss of the one drilling rig in January of 2006, brings our total drilling rig fleet to 111 as of February 22, 2006. In 2005, we made a $4.6 million down payment for the construction of two drilling rigs. These two drilling rigs will have a total purchase price of $15.2 million (including the down payment). The first of these drilling rigs should be operational by April 2006 and the second drilling rig is expected to be placed into operation in May 2006. Unit is also constructing two additional 1,500 horsepower SCR drilling rigs. The first of these drilling rigs should be completed and operational in April 2006, and the second in June 2006.

Types of Drilling Contracts We Use.    Our drilling contracts are generally obtained through competitive bidding on a well by well basis. Contract terms and payment rates vary depending on the type of contract used, the duration of the work, the equipment and services supplied and other matters. We pay certain operating expenses, including the wages of our drilling personnel, maintenance expenses and incidental drilling rig supplies and equipment. The contracts are usually subject to termination by the customer on short notice and on payment of a fee. Our contracts also contain provisions regarding indemnification against certain types of claims involving injury to persons, property and for acts of pollution. The specific terms of these indemnifications are subject to negotiation on a contract by contract basis.

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

Under turnkey contracts we may incur losses if we underestimate the costs to drill the well or if unforeseen events occur. To date, we have not experienced significant losses in performing turnkey contracts. In 2005 and 2004, we did not drill any turnkey wells. Due to high demand for our drilling rigs, we are able to perform most of our work under daywork contracts to the exclusion of footage or turnkey contracts. Because market demand for our drilling rigs as well as the desires of our customers determine the types of contracts we use, we can not predict when and if a part of our drilling will be conducted under turnkey contracts.

Most of our current contracts are not long-term and generally provide for the drilling of one well. We do have some contracts that have terms ranging from one to two years. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate.

Customers.    During 2005, 10 customers accounted for approximately 44% of our contract drilling revenues. Chesapeake Operating, Inc. was our largest customer providing 10% of our total contract drilling revenues. Fifty-three out of the 980 wells we drilled in 2005 were operated by our exploration and production subsidiary. These latter wells also have working interests which are owned by limited partnerships for which we act as general partner. As required by the SEC, the profit received by our contract drilling subsidiary when we drill wells for our exploration and production subsidiary, which amounted to $8.6 million and $3.7 million during 2005 and 2004, respectively, reduced the carrying value of our oil and natural gas properties rather than being included in our operating profit.

Additional Information.    Further information relating to our contract drilling operations can be found in Notes 1, 2 and 10 of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

The following table presents certain information regarding our oil and gas operations as of December 31, 2005:

	Number of Gross Wells	Number of Net Wells	2005 Average Net Daily Production
Property/Area			Mcf	Bbls
Western Division (includes the Rocky Mountain Region, New Mexico, Western and Southern Texas and the Gulf Coast Region)	2,802	386.91	28,740	1,728
East Division (consists principally of the Appalachian Region, Arkansas,Cast Texas, Northern Louisiana and Eastern Oklahoma)	782	180.17	34,122	55
Central Division (consists principally of Kansas, Western Oklahoma and the Texas Panhandle)	2,878	691.42	30,214	1,188
Canada	3.43		235	—

Total	6,465	1,258.93	93,311	2,971

When we are the operator of a property, we generally attempt to use a drilling rig owned by one of our subsidiaries.

Acquisitions.    On June 15, 2005, we announced the completion of the acquisition of certain oil and natural gas properties from a private company for an adjusted purchase price of $23.1 million in cash. This acquisition consisted of approximately 14.0 Bcfe of proved oil and natural gas reserves and various probable locations. The properties are located in Oklahoma and produced 2.5 MMcfe per day at the time of the acquisition. The effective date of this acquisition was April 1, 2005.

On November 16, 2005, we announced the completion of an acquisition of certain oil and natural gas properties from a group of private entities for an adjusted purchase price of $82.0 million in cash. This acquisition consisted of approximately 42.5 Bcfe of proved oil and natural gas reserves and various probable locations. The properties are located in Oklahoma, Arkansas and Texas and at the time of the acquisition produced 6.5 MMcfe per day. This acquisition had an effective date of July 1, 2005.

Well and Leasehold Data.    The tables below identify certain information regarding our oil and natural gas exploratory and development drilling operations:

	Year Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Wells Drilled:
Exploratory:
Oil	1.31		1.05		—	—
Natural gas	6	1.91	5	1.42	3	1.84
Dry	2	2.00	1.31		1	1.00

	9	4.22	7	1.78	4	2.84

Development:
Oil	15	4.94	17	5.71	5	2.13
Natural gas	157	58.08	121	48.60	120	46.22
Dry	11	5.39	23	13.40	20	10.38

	183	68.41	161	67.71	145	58.73

Total	192	72.63	168	69.49	149	61.57

	Year Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Oil and Natural Gas Wells Producing or Capable of Producing:
Oil—USA	2,745	428.90	2,715	418.51	803	280.40
Oil—Canada	1.03		1.03		—	—
Natural Gas—USA	3,717	829.60	3,103	670.62	2,525	547.99
Natural Gas—Canada	2.40		66	2.00	65	1.63

Total	6,465	1,258.93	5,885	1,091.16	3,393	830.02

As of February 22, 2006, we have participated in the drilling of 13 gross (4.49 net) wells during 2006.

Cost incurred for development drilling includes $31.9 million, $16.0 million and $20.4 million in 2005, 2004 and 2003, respectively, to develop booked proved undeveloped oil and natural gas reserves.

The following table summarizes our oil and natural gas leasehold acreage for each of the years indicated:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
2005 (1):
USA	901,157	259,420	338,623	171,222
Canada	760	152	7,040	3,541

Total	901,917	259,572	345,663	174,763

2004:
USA	746,153	218,062	251,138	121,973
Canada	39,040	976	6,400	2,413

Total	785,193	219,038	257,538	124,386

2003:
USA	600,872	173,674	159,663	90,862
Canada	39,040	976	4,162	2,624

Total	639,912	174,650	163,825	93,486

(1)	Approximately 82% of the net undeveloped acres are covered by leases that will expire in each of the years 2006–2008 unless drilling or production extends the terms of the leases.

The future estimated development costs necessary to develop our proved undeveloped oil and natural gas reserves in the United States for the years 2006, 2007 and 2008, as disclosed in our December 31, 2005 oil and natural gas reserve report, are $76.1 million, $35.6 million and $7.3 million, respectively. No future development costs have been estimated for Canada.

Price and Production Data.    The following table identifies the average sales price, oil and natural gas production volumes and average production cost per equivalent Mcf [1 barrel (Bbl) of oil = 6 thousand cubic feet (Mcf) of natural gas] for our oil and natural gas production for the years indicated:

	Year Ended December 31,
	2005	2004	2003
Average Sales Price per Barrel of Oil Produced:
USA price before hedging	$50.14	$36.63	$26.95
Effect of hedging	—	(3.43)	(0.01)

USA price including hedging	$50.14	$33.20	$26.94

Canada	$—	$—	$—

Average Sales Price per Mcf of Natural Gas Produced:
USA price before hedging	$7.76	$5.43	$4.87
Effect of hedging	(.12)	—	—

USA price including hedging	$7.64	$5.43	$4.87

Canada price before hedging (U.S. Dollars)	$5.43	$4.91	$4.49
Effect of hedging (U.S. Dollars)	—	—	—

Canada price including hedging (U.S. Dollars)	$5.43	$4.91	$4.49

Oil Production (MBbls):
USA	1,084	1,048	516
Canada	—	—	—

Total	1,084	1,048	516

Natural Gas Production (MMcf):
USA	33,997	27,010	20,610
Canada	61	139	38

Total	34,058	27,149	20,648

Average Production Cost per Equivalent Mcf:
USA	$1.36	$1.08	$0.90
Canada	$1.14	$0.42	$0.56

Oil and Natural Gas Reserves.    The following table identifies our estimated proved developed and undeveloped oil and natural gas reserves for the years indicated:

	Year Ended December 31,
	2005	2004	2003
Oil (MBbls):
USA	9,871	8,561	5,141
Canada	—	—	—

Total	9,871	8,561	5,141

Natural Gas (MMcf):
USA	352,685	295,146	253,542
Canada	156	260	650

Total	352,841	295,406	254,192

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

Additional Information.    Further information relating to our oil and natural gas operations is contained in Notes 1, 2, 10 and Supplemental Information of the Notes to Consolidated Financial Statements in Item 8 of this report.

OUR NATURAL GAS GATHERING AND PROCESSING BUSINESS

General.    In July 2004, we acquired the 60% of Superior Pipeline Company, L.L.C. that we did not already own. Before July 2004, we owned 18 gathering systems which have been consolidated with Superior’s systems. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates two natural gas treatment plants, five processing plants, 36 active gathering systems and 500 miles of pipeline. Superior operates in Oklahoma, Texas and Louisiana. It has been in business since 1996. This acquisition and consolidation increases our ability to gather and market our natural gas (as well as third party natural gas) and construct or acquire existing natural gas gathering and processing facilities. Before this acquisition, our 40% interest in the income or loss from operations of Superior was shown as equity in earnings of unconsolidated investments.

The following table presents certain information regarding our natural gas gathering and processing operations:

	Year Ended December 31,
	2005	2004	2003
Gas Gathered—MMBtu/day	142,444	33,147	16,413
Gas Processed—MMBtu/day	30,613	13,412	92

Additional Information.    Further information relating to our natural gas gathering and processing operations is contained in Notes 1, 2 and 10 of the Notes to Consolidated Financial Statements in Item 8 of this report.

VOLATILE NATURE OF OUR BUSINESS

The prevailing prices for natural gas and oil significantly affect our revenues, operating results, cash flow and future rate of growth. Because natural gas makes up the biggest part of our oil and natural gas reserves, as well as the focus of most of the contract drilling work we do for others, changes in natural gas prices have a larger impact on us than changes in oil prices. Historically, oil and natural gas prices have been volatile, and we expect them to continue to be so. The following table shows the highest and lowest average monthly natural gas and oil prices we received by quarter, taking into account the effect of our hedging activity, for each of the periods indicated:

	Average Monthly Natural Gas Price per Mcf		Average Monthly Oil Price per Bbl
QUARTER	High	Low	High	Low
2005:
First	$6.00	$5.39	$47.95	$42.67
Second	$6.95	$5.65	$49.02	$43.30
Third	$9.97	$6.95	$56.92	$51.10
Fourth	$10.35	$9.33	$56.11	$54.03
2004:
First	$5.48	$4.52	$31.51	$28.19
Second	$6.15	$5.24	$31.84	$30.34
Third	$5.88	$4.42	$37.50	$31.14
Fourth	$6.65	$5.20	$38.69	$32.44
2003:
First	$8.38	$4.18	$32.72	$27.74
Second	$5.59	$4.22	$27.10	$24.56
Third	$4.63	$4.36	$27.41	$23.62
Fourth	$5.06	$4.06	$27.48	$26.31

Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	political conditions in oil producing regions, including the Middle East, Nigeria and Venezuela;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	demand for oil and natural gas from other developing nations including China and India;

•	the price of foreign imports;

•	actions of governmental authorities;

•	the domestic and foreign supply of oil and natural gas;

•	the level of consumer demand;

•	United States storage levels of natural gas;

•	the ability to transport natural gas or oil to key markets;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability and acceptance of alternative fuels; and

•	overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict the future prices of oil and natural gas. You are encouraged to read the Risk Factors discussed in Item 1A of this report for additional risks that can impact our operations.

Our contract drilling operations are dependent on the level of demand in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect demand. Because oil and natural gas prices are volatile, the level of demand for our services can also be volatile. Both demand for our drilling rigs and dayrates have steadily increased over the last two years. In January 2004, the average dayrate for the 88 drilling rigs that we owned was $8,100 per day with a 90% utilization rate. In December 2005, our average dayrate for the 112 drilling rigs that we owned was $15,643 with a 96% utilization rate. Since short-term and long-term trends in oil and natural gas prices affect the demand for our drilling rigs, the future demand for and the dayrates we will receive for our drilling services is uncertain.

Our natural gas gathering and processing operations provide us greater flexibility in delivering our (and other parties) natural gas from the wellhead to major natural gas pipelines. Margins received for the delivery of this natural gas is dependent on the price for oil, natural gas and natural gas liquids and the demand for natural gas in our area of operations. If the price of natural gas liquids falls without a corresponding decrease in the cost of natural gas, it may become uneconomical to us to extract certain natural gas liquids. The volumes of natural gas processed are highly dependent on the volume and Btu content of the natural gas gathered.

COMPETITION

All of our businesses are highly competitive and price sensitive. Competition in the onshore contract drilling business traditionally involves factors such as price, efficiency, condition of equipment, availability of labor and equipment, reputation and customer relations. Some of our onshore contract drilling competitors are substantially larger than we are and have greater financial and other resources than we do.

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

As discussed elsewhere in this report, all of our operations are experiencing strong competition for qualified labor. If demand for our services and products remain strong, we anticipate this competition will remain strong.

OIL AND NATURAL GAS PROGRAMS AND CONFLICTS OF INTEREST

Unit Petroleum Company serves as the general partner of 11 oil and gas limited partnerships. Three of these partnerships were formed for investment by third parties and eight (the employee partnerships) were formed to allow our employees and directors to participate with Unit Petroleum Company in its operations. The partnerships formed for use in connection with third party investments were formed in 1984 and 1986. One employee partnership has been formed each year beginning with 1984.

The employee partnerships formed in 1984 through 1990 were consolidated into a single consolidating partnership in 1993 and the employee partnerships formed in 1991 through 1999 were also consolidated into the consolidating partnership in 2002. The employee partnerships each have a set annual percentage (ranging from 1% to 15%) of our interest in most of the oil and natural gas wells we drill or acquire for our own account during the year in which the partnership was formed. The total interest the participants have in our oil and natural gas wells by participating in these partnerships does not exceed one percent of our interest in the wells.

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

EMPLOYEES

As of February 22, 2006, we had approximately 2,680 employees in our land contract drilling operations, 116 employees in our oil and natural gas operations, 35 employees in our gas gathering and processing operations and 82 in our general corporate area. None of our employees are members of a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

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

FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline’s demonstration of lack of market control in the relevant service market. We do not know what effect the FERC’s other activities will have on the access to markets, the fostering of competition and the cost of doing business.

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

SAFE HARBOR STATEMENT

This report, including information included in, or incorporated by reference from future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, included or incorporated by reference in this report, which address activities, events or developments which we expect or anticipate will or may occur in the future, are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are used to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	the amount and nature of our future capital expenditures;

•	the amount of wells we plan to drill or rework;

•	prices for oil and natural gas;

•	demand for oil and natural gas;

•	our exploitation and exploration prospects;

•	the estimates of our proved oil and natural gas reserves;

•	oil and natural gas reserve potential;

•	development and infill drilling potential;

•	our drilling prospects;

•	expansion and other development trends of the oil and natural gas industry;

•	business strategy;

•	production of oil and natural gas reserves;

•	growth potential for our gathering and processing operations;

•	gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations; and

•	demand for our drilling rigs and drilling rig rates.

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

In order to provide a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made by us, the following discussion outlines some (but not all) of the factors that in the future could cause our 2006 consolidated results and beyond to differ materially from those that may be presented in any such forward-looking statement made by or on behalf of us.

Oil and Natural Gas Prices.    The prices we receive for our oil and natural gas production have a direct impact on our revenues, profitability and our cash flow as well as our ability to meet our projected financial and operational goals. The prices for natural gas and crude oil are heavily dependent on a number of factors beyond our control, including:

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

Based on our 2005 production, a $0.10 per Mcf change in what we receive for our natural gas production would result in a corresponding $266,000 per month ($3.2 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price would have an $84,000 per month ($1.0 million annualized) change in our pre-tax operating cash flow. During 2005, substantially all of our natural gas and crude oil volumes were sold at market responsive prices.

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

Drilling Customer Demand.    With the exception of the drilling we do for our own account, the demand for our drilling services depends entirely on the needs of third parties. Based on past history, these parties’ requirements are subject to a number of factors, independent of any subjective factors, that directly impact the demand for our drilling rigs. These factors include the availability of funds to carry out their drilling operations. For many of these parties, even if they have the funds available, their decision to spend those funds is often impacted by the then current prices for oil and natural gas. Many of our customers are small to mid-size oil and natural gas companies whose drilling budgets tend to be susceptible to the influences of current price fluctuations. Other factors that affect our ability to work our drilling rigs are: the weather which, under adverse circumstances, can delay or even cause the abandonment of a project by an operator; the competition faced by us in securing the award of a drilling contract in a given area; our experience and recognition in a new market area; and the availability of labor to operate our drilling rigs.

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

Debt and Bank Borrowing.    We have incurred and currently expect to continue to incur substantial working capital expenditures because of the growth in our contract drilling operations, our ongoing exploration and development programs and our expanding natural gas buying, selling, gathering, processing and treating operations. Historically, we have funded our working capital needs through a combination of internally generated cash flow, equity financing and borrowings under our bank credit agreement. We currently have, and will continue to have, a certain amount of indebtedness. At December 31, 2005, our outstanding long-term debt was $145.0 million.

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

The amount of our existing debt, as well as our future debt, is, to a large extent, a function of the costs associated with the projects we undertake at any given time and the cash flow we receive. Generally, our normal operating costs are those incurred as a result of the drilling of oil and natural gas wells, the acquisition of producing properties, the costs associated with the maintenance or expansion of our drilling rig fleet, and the operations of our natural gas buying, selling, gathering, processing and treating systems. To some extent, these costs, particularly the first two items, are discretionary and we maintain a degree of control regarding the timing or the need to actually incur them. However, in some cases, unforeseen circumstances may arise, such as in the case of an unanticipated opportunity to acquire a large producing property package or the need to replace a costly drilling rig component due to an unexpected loss, which could force us to incur increased debt above that which we had expected or forecasted. Likewise, if our cash flow should prove to be insufficient to cover our current cash requirements we would need to increase our debt either through bank borrowings or otherwise.

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

Executive Officers.    The table below and accompanying text sets forth certain information concerning each of our executive officers as of March 1, 2006.

Name	Age	Position Held

Larry D. Pinkston	51

Chief Executive Officer since April 1, 2005 Director since January 15,

2004 President since August 1, 2003, Chief Operating Officer since

February 24, 2004 Vice President and Chief Financial Officer from

May 1989 to February 24, 2004

Mark E. Schell	48	Senior Vice President since December 2002 General Counsel and Corporate Secretary since January 1987

David T. Merrill	45	Chief Financial Officer and Treasurer since February 24, 2004 Vice President of Finance from August 2003 to February 24, 2004

Brad J. Guidry	50	Senior Vice President, Exploration of Unit Petroleum Company since March 1, 2005

John Cromling	58	Executive Vice President, Drilling of Unit Drilling Company since April 15, 2005

Robert Parks	51	Manager, Superior Pipeline Company, L.L.C. since June 1996

Mr. Pinkston joined the company in December, 1981. He had served as Corporate Budget Director and Assistant Controller before being appointed Controller in February, 1985. In December, 1986 he was elected

Treasurer of the company and was elected to the position of Vice President and Chief Financial Officer in May, 1989. In August, 2003, he was elected to the position of President. He was elected a director of the company by the Board in January, 2004. In February, 2004, in addition to his position as President, he was elected to the office of Chief Operating Officer. In April 2005, he also began serving as Chief Executive Officer. Mr. Pinkston holds the offices of President, Chief Executive Officer and Chief Operating Officer. He holds a Bachelor of Science Degree in Accounting from East Central University of Oklahoma and is a Certified Public Accountant.

Mr. Schell joined the company in January 1987, as its Secretary and General Counsel. In December 2002, he was elected to the additional position as Senior Vice President. From 1979 until joining the company, Mr. Schell was Counsel, Vice President and a member of the Board of Directors of C&S Exploration, Inc. He received a Bachelor of Science degree in Political Science from Arizona State University and his Juris Doctorate degree from the University of Tulsa Law School. He is a member of the Oklahoma and American Bar Association as well as being a member of the American Corporate Counsel.

Mr. Merrill joined the company in August 2003 and served as its Vice President of Finance until February 2004 when he was elected to the position of Chief Financial Officer and Treasurer. From May 1999 through August 2003, Mr. Merrill served as Senior Vice President, Finance with TV Guide Networks, Inc. From July 1996 through May 1999 he was a Senior Manager with Deloitte & Touche LLP. From July 1994 through July 1996 he was Director of Financial Reporting and Special Projects for MAPCO, Inc. He began his career as an auditor with Deloitte, Haskins & Sells in 1983. Mr. Merrill received a Bachelor of Business Administration Degree in Accounting from the University of Oklahoma and is a Certified Public Accountant.

Mr. Guidry joined the company in August 1988 as a Staff Geologist. In 1991, he was promoted to Geologic Manager overseeing the Geologic Operations of the company. In January 2003, he was promoted to Vice President of the West Division. In March 2005, Mr. Guidry was promoted to Senior Vice President of Exploration for Unit Petroleum Company. From 1979 to 1988, he was employed as a Division Geologist for Reading and Bates Petroleum Co. From 1978 to 1979, he worked with ANR Resources in Houston. He began his career as an open hole well logging engineer with Dresser Atlas Oilfield Services. Mr. Guidry graduated from Louisiana State University with a Bachelor of Science degree in Geology.

Mr. Cromling joined Unit Drilling Company in 1997 as a Vice-President and Division Manager. In April 2005, he was promoted to the position of Executive Vice-President of Drilling for Unit Drilling Company. In 1980, he formed Cromling Drilling Company which managed and operated drilling rigs until 1987. From 1987 to 1997, Cromling Drilling Company provided engineering consulting services and generated and drilled oil and natural gas prospects. Prior to this, he was employed by Big Chief Drilling for 11 years and served as Vice-President. Mr. Cromling graduated from the University of Oklahoma with a degree in Petroleum Engineering.

Mr. Parks joined the company in July 2004 upon the acquisition of Superior Pipeline Company, L.L.C. He founded Superior in June 1996 and served as its Manager since then. From April 1992 through April 1996 Mr. Parks served as Vice-President—Gathering and Processing for Cimarron Gas Companies. From December 1986 through March 1992, he served as Vice-President—Business Development for American Central Gas Companies. Mr. Parks began his career as an engineer with Cities Service Company in 1978. He received a Bachelor of Science degree in Chemical Engineering from Rice University and his M.B.A. from the University of Texas at Austin.

Item 1A.	Risk Factors.

There are a number of other factors associated with our business that could adversely affect our business. The following discussion describes the material risks currently known to us. However, additional risks that we do not know about or that we currently view as immaterial may also impair our business or adversely affect the value of our securities. You should carefully consider the risks described below together with the other information contained in, or incorporated by reference into, this report.

Oil and natural gas prices are volatile, and low prices have negatively affected our financial results and could do so in the future.

Our revenues, operating results, cash flow and future rate of growth depend substantially on prevailing prices for oil and natural gas. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. Any decline in prices in the future would have a negative impact on our future financial results. Because our oil and natural gas reserves are predominantly natural gas, significant changes in natural gas prices would have a particularly large impact on our financial results.

Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	political conditions in oil producing regions, including the Middle East, Nigeria and Venezuela;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on prices and their ability to maintain production quotas;

•	the price of foreign oil imports

•	actions of governmental authorities;

•	the domestic and foreign supply of oil and natural gas;

•	the level of consumer demand;

•	U.S. storage levels of natural gas;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability and acceptance of alternative fuels; and

•	overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil and natural gas.

Our contract drilling operations depend on levels of activity in the oil and natural gas exploration and production industry.

Our contract drilling operations depend on the level of activity in oil and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect the level of that activity. Because oil and natural gas prices are volatile, the level of exploration and production activity can also be volatile. Any decrease from current oil and natural gas prices would depress the level of exploration and production activity. This, in turn, would likely result in a decline in the demand for our drilling services and would have an adverse effect on our contract drilling revenues, cash flows and profitability. As a result, the future demand for our drilling services is uncertain.

The industries in which we operate are highly competitive, and many of our competitors have greater resources than we do.

The drilling industry in which we operate is generally very competitive. Most drilling contracts are awarded on the basis of competitive bids, which may result in intense price competition. Many of our competitors in the contract drilling industry have greater financial and human resources than we do. These resources may enable them to better withstand periods of low drilling rig utilization, to compete more effectively on the basis of price and technology, to build new drilling rigs or acquire existing drilling rigs and to provide drilling rigs more quickly than we do in periods of high drilling rig utilization.

The oil and natural gas industry is also highly competitive. We compete in the areas of property acquisitions and oil and natural gas exploration, development, production and marketing with major oil companies, other independent oil and natural gas concerns and individual producers and operators. In addition, we must compete with major and independent oil and natural gas concerns in recruiting and retaining qualified employees. Many of our competitors in the oil and natural gas industry have substantially greater financial and other resources than we do.

Shortages of experienced personnel for our contract drilling operations could limit our ability to meet the demand for our services.

During periods of increasing demand for contract drilling services, the industry experiences shortages of qualified drilling rig personnel. During these periods, our ability to attract and retain sufficient qualified personnel to market and operate our drilling rigs is adversely affected which negatively impacts both our operations and profitability. Operationally, it is more difficult to hire qualified personnel, which adversely affects our ability to mobilize inactive drilling rigs in response to the increased demand for our contract drilling services. Additionally, wage rates for drilling personnel are likely to increase, resulting in greater operating costs.

Shortages of drill pipe, replacement parts and other related drilling rig equipment adversely affect our operating results.

During periods of increased demand for drilling services, the industry has experienced shortages of drill pipe, replacement parts and other related drilling rig equipment. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. These price increases and delays in delivery may require us to increase capital and repairs expenditures in our contract drilling segment. Severe shortages could impair our ability to operate our drilling rigs.

Continued growth through acquisitions is not assured.

We have increased our drilling rig fleet, as well as our exploration, production and natural gas gathering and processing operations, over the past several years through mergers and acquisitions. The land drilling industry, the exploration and development industry, as well as the gas gathering and processing industry, have experienced significant consolidation over the past several years, and there can be no assurance that acquisition opportunities will continue to be available. Additionally, we are likely to continue to face intense competition from other companies for available acquisition opportunities.

There can be no assurance that we will:

•	have sufficient capital resources to complete additional acquisitions;

•	successfully integrate acquired operations and assets;

•	effectively manage the growth and increased size;

•	maintain the crews and market share to operate any future drilling rigs we may acquire; or

•	successfully improve our financial condition, results of operations, business or prospects in any material manner as a result of any completed acquisition.

We may incur substantial indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with any acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity would be dilutive to existing stockholders. Also, continued growth could strain our management, operations, employees and other resources.

Successful acquisitions, particularly those of oil and natural gas companies or of oil and natural gas properties require an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, exploration potential, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain.

Our operations have significant capital requirements, and our indebtedness could have important consequences to you.

We have experienced and expect to continue to experience substantial working capital needs because of our growth in drilling operations and our active exploration and development programs. On February 22, 2006, our long-term debt outstanding was $104.4 million. Our level of indebtedness, the cash flow needed to satisfy our indebtedness and the covenants governing our indebtedness could:

•	limit funds available for financing capital expenditures, our drilling program or other activities or cause us to curtail these activities;

•	limit our flexibility in planning for, or reacting to changes in, our business;

•	place us at a competitive disadvantage to some of our competitors that are less leveraged than we are;

•	make us more vulnerable during periods of low oil and natural gas prices or in the event of a downturn in our business; and

•	prevent us from obtaining additional financing on acceptable terms or limit amounts available under our existing or any future credit facilities.

Our ability to meet our debt service and other contractual and contingent obligations will depend on our future performance. In addition, lower oil and natural gas prices could result in future reductions in the amount available for borrowing under our credit facility, reducing our liquidity and even triggering mandatory loan repayments.

Our future performance depends on our ability to find or acquire additional oil and natural gas reserves that are economically recoverable.

In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flow from operations. Historically, we have succeeded in increasing reserves after taking production into account through exploration and development. We have conducted these activities on our existing oil and natural gas properties as well as on newly acquired properties. We may not be able to continue to replace reserves from these activities at acceptable costs. Lower prices of oil and natural gas may further limit the kinds of reserves that can economically be developed. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.

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

The competition for producing oil and natural gas properties is intense. This competition could mean that to acquire properties we will have to pay higher prices and accept greater ownership risks than we have in the past.

Our exploration and production operations involve a high degree of business and financial risk which could adversely affect us.

Exploration and development involve numerous risks that may result in dry holes, the failure to produce oil and natural gas in commercial quantities and the inability to fully produce discovered reserves. The cost of drilling, completing and operating wells is substantial and uncertain. Numerous factors beyond our control may cause the curtailment, delay or cancellation of drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment.

Exploratory drilling is a speculative activity. Although we may disclose our overall drilling success rate, those rates may decline. Although we may discuss drilling prospects that we have identified or budgeted for, we may ultimately not lease or drill these prospects within the expected time frame, or at all. Lack of drilling success will have an adverse effect on our future results of operations and financial condition.

Our natural gas gathering and processing operations involve a high degree of business risk which could adversely affect us. Our natural gas gathering and processing operations involve numerous risks that may result in the failure to recover our cost in the natural gas gathering and processing facilities. The cost of developing the gathering systems and processing plants is substantial and uncertain. Our operations may be curtailed, delayed or cancelled as a result of many things beyond our control, including:

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

Our hedging arrangements might limit the benefit of increases in oil and natural gas prices.

In order to reduce our exposure to short-term fluctuations in the price of oil and natural gas, we sometimes enter into hedging arrangements. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and natural gas prices. These hedging arrangements may expose us to risk of financial loss and limit the benefit to us of increases in prices.

Estimates of our reserves are uncertain and may prove to be inaccurate, and oil and natural gas price declines may lead to an impairment of our oil and natural gas assets.

There are numerous uncertainties inherent in estimating quantities of proved reserves and their values, including many factors beyond our control. The reserve data represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves depend on a number of variable factors, including historical production from the area compared with production from other producing areas, and assumptions concerning:

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

The information regarding discounted future net cash flows should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by the following factors:

•	the amount and timing of actual production;

•	supply and demand for oil and natural gas;

•	increases or decreases in consumption; and

•	changes in governmental regulations or taxation.

In addition, the 10% per year discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our operations or the oil and natural gas industry in general.

We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% per year. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. We may be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

Our operations present inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations.

Our drilling operations are subject to many hazards inherent in the drilling industry, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather. Our exploration and production and gas gathering and processing operations are subject to these and similar risks. Any of these events could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our drilling customers by contract for some of these risks. To the extent that we are unable to transfer these risks to drilling customers by contract or indemnification agreements, we seek protection from some of these risks through insurance. However, some risks are not covered by insurance and we cannot assure you that the insurance we do have or the indemnification agreements we have entered into will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer to meet its indemnification obligations, could result in substantial losses. In addition, we cannot assure you that insurance will be available to cover any or all of these risks. Even if available, the insurance might not be adequate to cover all of our losses, or we might decide against obtaining that insurance because of high premiums or other costs.

In addition, we are not the operator of many of our wells. As a result, our operating risks for those wells and our ability to influence the operations for those wells are less subject to our control. Operators of those wells may act in ways that are not in our best interests.

Governmental and environmental regulations could adversely affect our business.

Our business is subject to federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and natural gas and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste, unitization and pooling of properties and other matters. These laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and natural gas wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

We are also subject to complex environmental laws and regulations adopted by the various jurisdictions where we own or operate. We could incur liability to governments or third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge these materials into the environment in any number of ways including the following:

•	from a well or drilling equipment at a drill site;

•	from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil and natural gas wells resulting from accidents during normal operations; and

•	blowouts, cratering and explosions.

Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators, which liability could be material.

Any future implementation of price controls on oil and natural gas would affect our operations.

The recent high prices experienced in the United States for natural gas and for oil have resulted in efforts by certain groups to have the United States Congress impose some form of price controls on either natural gas, oil or both. There is no way at this time to know what result these efforts will have nor, if implemented, their effect on our operations. However, it is possible that these efforts, if successful, would serve to limit the amount that we might be able to get for our future oil and natural gas production. Any future limits on the price of oil and natural gas could also result in adversely affecting the demand for our drilling services.

Our stockholders’ rights plan and provisions of Delaware law and our by-laws and charter could discourage change in control transactions and prevent stockholders from receiving a premium on their investment.

Our by-laws and charter provide for a classified board of directors with staggered terms and authorizes the board of directors to set the terms of preferred stock. In addition, our charter and Delaware law contain provisions that impose restrictions on business combinations with interested parties. We have also adopted a stockholders’ rights plan. Because of our stockholders’ rights plan and these provisions of our by-laws, charter and Delaware law, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent board of directors.

New technologies may cause our current exploration and drilling methods to become obsolete, resulting in an adverse effect on our production.

Our industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we currently use or that we may implement in the future may become obsolete, and we may be adversely affected.

The results of our operations depend on our ability to transport oil and gas production to key markets.

The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of pipeline systems. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

During 2005, we derived a significant portion of our contract drilling revenues from a small number of customers. The loss of any of these customers could have a material adverse effect on our financial condition and results of operations.

During 2005, our 10 largest customers accounted for approximately 44% of our contract drilling revenues. Chesapeake Operating, Inc. was our largest customer providing 10% of our total contract drilling revenues. These customers may not continue to employ our services and the loss of any or a number of these large customers could have a material adverse effect on our financial condition and results of operations.

If oil and natural gas prices decrease or are unusually volatile, we may be required to take write-downs of our oil and natural gas properties, the carrying value of our drilling rigs or natural gas gathering and processing systems.

According to the full cost accounting rules of the SEC, we may be required to write-down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to our earnings. Once incurred, a write-down of oil and natural gas properties is not reversible.

Our drilling equipment, transportation equipment, gas gathering and processing systems and other property and equipment are carried at cost. We are required to periodically test to see if these values have been impaired whenever events or changes in circumstances suggest the carrying amount may not be recoverable. If any of these assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Once these values have been reduced, they are not reversible.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The information called for by this item was consolidated with and disclosed in connection with Item 1. above.

Item 3.	Legal Proceedings.

We are a party to various legal proceedings arising in the ordinary course of our business, none of which, in our opinion, will result in judgments which would have a material adverse effect on our financial position, operating results or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “UNT.” The following table identifies the high and low sales prices per share of our common stock for the periods indicated:

	2005		2004
Quarter	High	Low	High	Low
First	$47.75	$33.79	$27.85	$23.10
Second	$47.75	$35.20	$31.45	$25.87
Third	$56.44	$42.28	$35.19	$29.55
Fourth	$60.00	$45.41	$40.63	$33.88

On February 22, 2006, the closing sale price of our common stock, as reported by the New York Stock Exchange, was $51.87 per share. On that date, there were approximately 1,452 holders of record.

We have never declared any cash dividends on our common stock and currently have no plans to declare any dividends on our common stock in the foreseeable future. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements and other relevant factors. Additionally, our bank credit agreement prohibits the payment of cash dividends on our common stock under certain circumstances.

Item 6.	Selected Financial Data.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands except per share amounts)
Revenues	$885,608	$519,203	$301,377	$187,392	$258,397
Income before Cumulative Effect of Change in Accounting Principle	$212,442	$90,275	$48,864	$18,244	$62,766
Net Income	$212,442	$90,275	$50,189	$18,244	$62,766
Income before Cumulative Effect of Change in Accounting Principle per Common Share:
Basic	$4.62	$1.97	$1.12	$0.47	$1.75
Diluted	$4.60	$1.97	$1.12	$0.47	$1.73
Net Income per Common Share:
Basic	$4.62	$1.97	$1.15	$0.47	$1.75
Diluted	$4.60	$1.97	$1.15	$0.47	$1.73
Total Assets	$1,456,195	$1,023,136	$712,925	$578,163	$417,253
Long-Term Debt	$145,000	$95,500	$400	$30,500	$31,000
Other Long-Term Liabilities	$41,981	$37,725	$17,893	$5,439	$4,110
Cash Dividends per Common Share	$—	$—	$—	$—	$—

See Item 7. Management’s Discussion of Financial Condition and Results of Operation for a review of 2005, 2004 and 2003 activity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FINANCIAL CONDITION AND LIQUIDITY

Summary.    Our financial condition and liquidity depends on the cash flow from our three principal business segments (and our subsidiaries that carry out those operations) and borrowings under our bank credit agreement. Our cash flow is influenced mainly by:

•	the prices we receive for our natural gas production and, to a lesser extent, the prices we receive for our oil production;

•	the quantity of natural gas and oil we produce;

•	the demand for and the dayrates we receive for our drilling rigs; and

•	the margins we obtain from our natural gas gathering and processing contracts.

Our three principal business segments are:

•	contract drilling carried out by our subsidiaries Unit Drilling Company, Unit Texas Drilling, L.L.C. and Service Drilling Southwest, L.L.C.;

•	oil and natural gas exploration, carried out by our subsidiary Unit Petroleum Company; and

•	natural gas buying, selling, gathering and processing carried out by our subsidiary Superior Pipeline Company, L.L.C.

The following is a summary of certain financial information as of December 31, 2005 and for the years ended December 31, 2005 and 2004:

			Percent
	2005	2004	Change
	(In thousands except percent amounts)
Working Capital	$51,173	$41,425	24%
Long-Term Debt	$145,000	$95,500	52%
Shareholders’ Equity	$836,962	$608,269	38%
Ratio of Long-Term Debt to Total Capitalization	14.8%	13.6%	9%
Net Income	$212,442	$90,275	135%
Net Cash Provided by Operating Activities	$317,771	$203,210	56%
Net Cash Used in Investing Activities	$(384,996)	$(301,972)	27%
Net Cash Provided by Financing Activities	$67,507	$98,829	(32)%

The following table summarizes certain operating information for the years ended December 31, 2005 and 2004:

	2005	2004	Percent Change
Oil Production (MBbls)	1,084	1,048	3%
Natural Gas Production (MMcf)	34,058	27,149	25%
Average Oil Price Received	$50.14	$33.20	51%
Average Oil Price Received Excluding Hedge	$50.14	$36.63	37%
Average Natural Gas Price Received	$7.64	$5.42	41%
Average Natural Gas Price Received Excluding Hedge	$7.76	$5.42	43%
Average Number of Our Drilling Rigs in Use During the Period	102.1	88.1	16%
Total Number of Drilling Rigs Available at the End of the Period	112	100	12%
Average Dayrate	$12,431	$8,937	39%
Gas Gathered—MMBtu/day	142,444	33,147	330%
Gas Processed—MMBtu/day	30,613	13,412	128%
Number of Active Natural Gas Gathering Systems	36	32	13%

At December 31, 2005, we had unrestricted cash totaling $0.9 million and we had borrowed $145.0 million of the $235.0 million we had elected to have available under our bank credit agreement.

Our Bank Credit Agreement.    On November 4, 2005, we entered into a second amendment to our credit agreement dated January 30, 2004. Under the terms of the second amendment the lenders’ aggregate commitment was increased from $150.0 million to $235.0 million. This credit agreement consists of a revolving credit facility maturing on January 30, 2008. Borrowings under the credit facility are limited to the commitment amount and we have currently elected to have the full $235.0 million available as the commitment amount. We are charged a commitment fee of .375 of 1% on the amount available but not borrowed. We incurred origination, agency and syndication fees of $515,000 at the inception of the agreement, $40,000 of which will be paid annually and the remainder of the fees amortized over the life of the agreement. During 2005, we incurred additional origination, agency and syndication fees of $187,500 while amending the credit agreement and these fees are being amortized over the remaining life of the agreement. The average interest rate for 2005 was 4.8%. At December 31, 2005 and February 22, 2006, our borrowings were $145.0 million and $104.4 million, respectively.

The borrowing base under our credit facility is subject to re-determination on May 10 and November 10 of each year. The latest re-determination supported the full $235.0 million. Each re-determination is based primarily on the sum of a percentage of the discounted future value of our oil and natural gas reserves, as determined by the banks. The determination of our borrowing base also includes an amount representing a small part of the value of our drilling rig fleet (limited to $20.0 million) as well as such loan value as the lenders reasonably attribute to Superior Pipeline Company’s cash flow as defined in the credit agreement. The credit agreement allows for one requested special re-determination of the borrowing base by either the banks or us between each scheduled re-determination date.

At our election, any portion of the outstanding debt may be fixed at a London Interbank Offered Rate (LIBOR) for 30, 60, 90 or 180 day terms. During any LIBOR Rate funding period the outstanding principal balance of the note to which a LIBOR Rate option applies may be repaid after providing three days notice to the administrative agent and on the payment of any required indemnification amounts. Interest on the LIBOR Rate is computed at the LIBOR Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and is payable at the end of each term or every 90 days whichever is less. Borrowings not under the LIBOR Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At December 31, 2005, all of our $145.0 million debt was subject to the LIBOR Rate.

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

On December 31, 2005, we were in compliance with the covenants contained in the credit agreement.

In February 2005, we entered into an interest rate swap to help manage our exposure to possible future interest rate increases. The contract swaps $50.0 million of variable rate debt to fixed and covers the period from March 1, 2005 through January 2008. This period coincides with the remaining length of our current credit agreement. The fixed rate is based on three-month LIBOR and is at 3.99%. The swap is a cash flow hedge. As a result of this interest rate swap, our interest expense was increased by $0.2 million in 2005. The fair value of the swap was recognized on the December 31, 2005 balance sheet as current and non-current derivative assets totaling $0.8 million and a gain of $0.5 million, net of tax, in accumulated other comprehensive income.

Contractual Commitments.    At December 31, 2005, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Bank Debt (1)	$158,847	$6,650	$152,197	$—	$—
Retirement Agreement (2)	1,676	413	1,263	—	—
Operating Leases (3)	3,443	1,145	1,533	765	—
Drill Pipe, Drilling Rigs and Equipment Purchases (4)	43,751	43,751	—	—	—
SerDrilco Inc. Earn-Out Agreement (5)	7,644	7,644	—	—	—

Total Contractual Obligations	$215,361	$59,603	$154,993	$765	$—

(1)	See previous discussion in Management Discussion and Analysis regarding our bank credit agreement. This obligation is presented in accordance with the terms of the credit agreement and includes interest calculated at our year end interest rate of 4.9%.

(2)	In the second quarter of 2001, we recorded $1.3 million in additional employee benefit expenses for the present value of a separation agreement made in connection with the retirement of King Kirchner from his position as Chief Executive Officer. The liability associated with this expense, including accrued interest, will be paid in monthly payments of $25,000 starting in July 2003 and continuing through June 2009. In the first quarter of 2004, we acquired a liability for the present value of a separation agreement between PetroCorp Incorporated and one of its previous officers. The liability associated with this last agreement will be paid in quarterly payments of $12,500 through December 31, 2007. In the first quarter of 2005, we recorded $0.7 million in additional employee benefit expense for the present value of a separation agreement made in connection with the retirement of John Nikkel from his position as Chief Executive Officer. The liability associated with this expense, including accrued interest, will be paid in monthly payments of $31,250 starting in November 2006 and continuing through October 2008. These liabilities, as presented above, are undiscounted.

(3)	We lease office space in Tulsa and Woodward, Oklahoma; Houston, Midland and Weatherford, Texas; Pinedale, Wyoming and Denver, Colorado under the terms of operating leases expiring through January 31, 2010. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(4)	Due to the potential for limited availability of new drill pipe within the industry, we have committed to purchase approximately $27.4 million of drill pipe and drill collars. We have committed to purchase $7.3 million of additional drilling rig components for the construction of new drilling rigs with $1.5 million of that amount paid before December 31, 2005. We have also committed $15.2 million for the purchase of two new drilling rigs with $4.6 million paid before December 31, 2005 and the remainder due at delivery. The first of these new drilling rigs should be operational by April 2006 and the second drilling rig is expected to be placed into operation in May 2006.

(5)

On December 8, 2003, the company acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest, L.L.C., for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to receive one-half of the cash flow in excess of $10.0 million for each of the three years following the acquisition. For the year ending December 31, 2005, the second year of the earn-out period, the drilling rigs included in the earn-out provision had cash flow providing an earn-out of approximately $7.6 million.

To help assure the availability of casing and tubing for the wells planned in our 2006 development drilling program, in the first quarter of 2006, our oil and natural gas segment made a commitment to purchase $20.4 million of tubing and casing for delivery during the first six months of 2006.

At December 31, 2005, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred Compensation Agreement (1)	$2,611	Unknown	Unknown	Unknown	Unknown
Separation Benefit Agreement (2)	$2,788	$394	Unknown	Unknown	Unknown
Plugging Liability (3)	$22,015	$366	$1,741	$1,478	$18,430
Gas Balancing Liability (4)	$1,080	Unknown	Unknown	Unknown	Unknown
Repurchase Obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ Compensation Liability (6)	$19,394	$6,410	$2,361	$1,137	$9,486

(1)	We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.

(2)	Effective January 1, 1997, we adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with us up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The compensation committee of the board of directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004, we also adopted the Special Separation Benefit Plan. This plan is identical to the Separation Benefit Plan with the exception that a participant will vest in his or her earned benefit on the earliest of the participant reaching the age of 65 or serving 20 years with us. As of December 31, 2005, there were no participants in this plan, however in January 2006, the compensation committee elected to allow 33 employees to participate in the plan.

(3)	On January 1, 2003, we adopted Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells) in the period in which the liability is incurred (at the time the wells are drilled or acquired).

(4)	We have recorded a liability for those properties we believe do not have sufficient oil and natural gas reserves to allow the under-produced owners to recover their under-production from future production volumes.

(5)

We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2004, with a subsidiary of ours serving as General Partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined in accordance with the terms of the partnership agreement in the future. Any repurchases in any one year are limited to 20% of the outstanding units. We made repurchases of $4,000, $14,000 and $106,000 in 2005, 2004 and 2003, respectively.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims. These claims are incurred primarily in our contract drilling segment.

Hedging.    Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow.

During the first quarter of 2003, we entered into the following two natural gas collar contracts:

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through September of 2003
Prices	Floor of $4.00 and a ceiling of $5.75

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through September of 2003
Prices	Floor of $4.50 and a ceiling of $6.02

During the first quarter of 2003, we also entered into the following two oil collar contracts:

First Contract:
Production volume covered	5,000 Barrels/month
Period covered	May through December of 2003
Prices	Floor of $25.00 and a ceiling of $32.20

Second Contract:
Production volume covered	5,000 Barrels/month
Period covered	May through December of 2003
Prices	Floor of $26.00 and a ceiling of $31.40

All of these hedges were cash flow hedges and there was no material amount of ineffectiveness. The natural gas collar contracts decreased our 2003 natural gas revenues by $6,000. Oil revenues were decreased by $5,000 in 2003 due to the settlement of the oil hedge. We did not have any hedging transactions outstanding at December 31, 2003.

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

We also entered into an oil hedge covering 1,000 barrels of oil production per day. This transaction covered the period of February through December of 2004 and had an average price of $31.40.

All of these hedges were cash flow hedges and there was no material amount of ineffectiveness. The natural gas collar contracts increased our 2004 natural gas revenues by $48,000. Oil revenues were reduced by $3.6 million in 2004 due to the settlement of the oil hedge. We did not have any hedging transactions outstanding at December 31, 2004.

In January 2005, we entered into the following two natural gas collar contracts.

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.19

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.30

In March 2005, we also entered into an oil collar contract covering 1,000 barrels of oil production per day. This transaction covered the period of April through December of 2005, and had a floor of $45.00 and a ceiling of $69.25.

All of these hedges are cash flow hedges and there is no material amount of ineffectiveness. The natural gas collar contracts decreased our 2005 natural gas revenues by $4.1 million. We did not have any oil or natural gas hedging transactions outstanding at December 31, 2005.

In February 2005, we entered into an interest rate swap to help manage our exposure to possible future interest rate increases. This contract swaps $50.0 million of variable rate debt to fixed and covers the period from March 1, 2005 through January 30, 2008. This period coincides with the remaining term of our current credit agreement. The fixed rate is based on three-month LIBOR and is at 3.99%. This swap is a cash flow hedge. As a result of this interest rate swap, our interest expense was increased by $0.2 million in the 2005. The fair value of the swap was recognized on the December 31, 2005 balance sheet as current and non-current derivative assets totaling $0.6 million and a gain of $0.5 million, net of tax, in accumulated other comprehensive income.

Self-Insurance.    We are self-insured for certain losses relating to workers’ compensation, general liability, property damage, control of well and employee medical benefits. In addition, our insurance policies contain deductibles or retentions per occurrence that range from $0.5 million for Oklahoma workers’ compensation to $1.0 million for general liability and drilling rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain types of claims. However, there is no assurance that the insurance coverage we have will adequately protect us against liability from all potential consequences. If our insurance coverage becomes more expensive, we may choose to decrease our limits and increase our deductibles rather than pay higher premiums. Following the acquisition of SerDrilco and the creation of Unit Texas Drilling, L.L.C. we have elected to use an ERISA governed occupational injury benefit plan to cover the field and support staff for the 19 rigs they operate in lieu of covering them under an insured Texas workers’ compensation plan.

Impact of Prices for Our Oil and Natural Gas.    Natural gas comprised 86% of our oil and natural gas reserves. Any significant change in natural gas prices has a material affect on our revenues, cash flow and the value of our oil and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances and by world wide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we can not predict nor measure their future influence on the prices we will receive.

Based on our production in 2005, a $0.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $266,000 per month ($3.2 million annualized) change in our pre-tax operating cash flow. Our 2005 average natural gas price was $7.64 compared to an average natural gas price of $5.42 for 2004. A $1.00 per barrel change in our oil price would have an $84,000 per month ($1.0 million annualized) change in our pre-tax operating cash flow based on our production in 2005. Our 2005 average oil price was $50.14 compared with an average oil price of $33.20 received in 2004.

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

Most of our natural gas production is sold to third parties under month-to-month contracts. For 2005, purchases by Eagle Energy Partners I, L.P. Eagle’s accounted for approximately 31% of our oil and natural gas revenues.

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

Oil and Natural Gas Acquisitions and Capital Expenditures.    On June 15, 2005, we completed the acquisition of certain oil and natural gas properties from a private company for an adjusted cash purchase price of $23.1 million. This acquisition consisted of approximately 14.0 Bcfe of proved oil and natural gas reserves and several probable locations. The properties are located in Oklahoma and produced 2.5 MMcfe per day at the time of acquisition. The effective date of this acquisition was April 1, 2005. The results of operations for these acquired properties are included in the statement of income beginning June 1, 2005, with the results for the period from April 1, 2005 through May 31, 2005 included as part of the adjusted purchase price.

On November 16, 2005, we completed the acquisition of certain oil and natural gas properties from a group of private entities for an adjusted cash purchase price of $82.0 million. This acquisition consisted of approximately 42.5 Bcfe of proved oil and natural gas reserves. The properties are located in Oklahoma, Arkansas and Texas and at the time of the acquisition produced 6.5 MMcfe per day. The effective date of this acquisition was July 1, 2005. The results of operations for the acquired properties are included in the statement of income beginning November 1, 2005, with the results for the period from July 1, 2005 through October 31, 2005 included as part of the adjusted purchase price.

Most of our capital expenditures are discretionary and directed toward future growth. Our decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when to incur these costs. We drilled 192 wells (72.63 net wells) in 2005 compared to 168 wells (69.49 net wells) in 2004. Our capital expenditures for oil and natural gas exploration and acquisitions in 2005 totaled $274.6 million with $106.1 million relating to the June 15, 2005 and November 16, 2005 acquisitions discussed above. As a result of these two acquisitions, we recorded a plugging liability and deferred tax liability of $1.7 million.

Based on current prices, we plan to drill an estimated 235 wells in 2006. We estimate that our capital expenditures associated with our 2006 oil and natural gas exploration and acquisitions activities will be approximately $240.0 million. In the first quarter of 2006, we made commitments to purchase $20.4 million of casing and tubing for delivery during the first six months of 2006.

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

Because of the current high demand for drilling rigs we are experiencing difficulty in hiring and keeping all of the drilling rig crews we need. In response to our labor difficulties, we increased wages in some of our drilling areas and implemented longevity pay incentives at the end of the first and fourth quarters of 2004. At the end of the second quarter of 2005, we increased wages in our other drilling areas that had not received increases in the fourth quarter on 2005. To date, these efforts have allowed us to meet our labor requirements. However, current demand for drilling rigs continues, shortages of experienced personnel may limit our ability to operate our drilling rigs at or above the 97% utilization rate we achieved in 2005.

We currently do not have any shortages of drill pipe and drilling equipment. Because of the potential for future shortages in the availability of new drill pipe, at December 31, 2005, we had commitments to purchase approximately $27.4 million of drill pipe and drill collars in 2006.

We have committed to purchase $7.3 million of additional drilling rig components which we will use to build new drilling rigs. Of that amount, $1.5 million was paid before December 31, 2005. We have also committed $15.2 million for the purchase of two new drilling rigs with $4.6 million of that amount paid before December 31, 2005, and the balance to be paid on delivery. The first of these drilling rigs should be operational by April 2006, and the second drilling rig is expected to be placed into operation in May 2006.

Most of our drilling rig fleet is used to drill natural gas wells so changes in natural gas prices have a disproportionate influence on the demand for our drilling rigs as well as the prices we can charge for our contract drilling services. In January 2004, the average dayrate for the 88 drilling rigs we then owned was $8,100 per day with a 90% utilization rate. In December 2005, our average dayrate for the 112 drilling rigs that we then owned was $15,643 with a 96% utilization rate. In 2005, our average dayrate was $12,431 per day compared to $8,937 per day in 2004. The average number of our drilling rigs used in 2005 was 102.1 drilling rigs (97%) compared with 88.1 drilling rigs (95%) for 2004. Based on the average utilization of our drilling rigs during 2005, a $100 per day change in dayrates has a $10,210 per day ($3.7 million annualized) change in our pre-tax operating cash flow. We expect that utilization and dayrates for our drilling rigs will continue to depend mainly on the price of natural gas and the availability of drilling rigs to meet the demands of the industry.

Our contract drilling subsidiaries provide drilling services for our exploration and production subsidiary. The contracts for these services contain the same terms and rates as the contracts we use with unrelated third parties for comparable type projects. During 2005 and 2004, we drilled 53 and 35 wells, respectively, for our exploration and production subsidiary. The profit received by our contract drilling segment of $8.6 million and $3.7 million during 2005 and 2004, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit.

Drilling Acquisitions and Capital Expenditures.    On August 31, 2005, we completed our acquisition of all of the Texas drilling operations of Texas Wyoming Drilling, Inc., a Texas-based privately owned company, with the exception of one drilling rig which we subsequently acquired on October 13, 2005. The purchase price for this acquisition was $31.6 million. Of that amount, $13.3 million was paid in cash and $12.0 million was issued in stock, representing 246,053 shares, on August 31, 2005. The remaining $6.3 million was paid in cash on October 13, 2005. Six of the drilling rigs are active in the Barnett Shale area of North Texas. Of the seven drilling rigs are mechanical, and one is a diesel electric drilling rig. They range from 400 to 1,700 horsepower. The results of operations for the six drilling rigs we acquired are included in the statement of income for the period after August 31, 2005, and the results of operations for the seventh drilling rig is included in the statement of income for the period after October 12, 2005.

On January 5, 2005, we acquired a subsidiary of Strata Drilling, L.L.C. for $10.5 million. In this acquisition, we acquired two drilling rigs as well as spare parts, inventory, drill pipe, and other major drilling rig components. These two drilling rigs are both 1,500 horsepower, diesel electric drilling rigs with the capacity to drill 12,000 to 20,000 feet. After receiving refurbishments costing $1.0 million and $5.2 million, respectively, the first drilling rig was placed in service in January 2005 and the second drilling rig was placed in service in August of 2005. Both of these drilling rigs are in our Rocky Mountain Division. The results of operations for this acquired company are included in the statement of income for the period after January 5, 2005.

In January 2005, we completed the construction of a 1,500 horsepower diesel electric drilling rig which began operating in the Anadarko Basin. The drilling rig was constructed for approximately $2.5 million with the majority of the expenditures occurring in 2004. In May 2005, we complete the construction of a 1,500 horsepower diesel electric drilling rig which began operating in the Rocky Mountain Division. This drilling rig was constructed for $8.0 million with $1.8 million of the parts acquired in the Strata acquisition. In December 2005, we completed the construction of a 1,000 horsepower diesel electric drilling rig which began operating in the Anadarko Basin. The drilling rig was constructed for approximately $3.2 million.

In January 2006, one of our drilling rigs was destroyed by a fire. Drilling rig No. 31, a 600 horsepower drilling rig and one of our smaller drilling rigs, experienced a blow out during initial drilling operations at an approximate depth of 800 feet. No personnel were injured although the drilling rig was a total loss. We anticipate that part of this loss will be covered by insurance and we do not expect to incur a loss for financial statement purposes as a result of this event. We expect to replace the destroyed drilling rig with a 1,000 horsepower drilling rig we acquired in January 2006 for approximately $3.9 million. This newly acquired drilling rig is currently undergoing modifications at one of our drilling yards and should be operational in March 2006.

The addition of the 12 drilling rigs in 2005, combined with the loss of the one drilling rig in January 2006, brings our total drilling rig fleet to 111 as of February 22, 2005. The replacement drilling rig for the one we lost as a result of the fire, our 112th drilling rig, should be ready for operation in March 2006. We have also ordered two new drilling rigs. We made a $4.6 million down payment on these two drilling rigs before December 31, 2005 and the balance of the total purchase price of $15.2 million will be paid when the drilling rigs are delivered. The first of these drilling rigs should be operational by mid-March 2006 and the second drilling rig is expected to be placed into operation in April 2006. We are also constructing two additional 1,500 horsepower SCR drilling rigs. The first of these drilling rigs should be completed and operational in April 2006, and the second in June 2006.

For our contract drilling operations during 2005, we incurred $142.2 million in capital expenditures, which includes $68.3 million in connection with the 12 drilling rigs acquired or built in 2005 and $7.6 million of additional goodwill from the second year of the SerDrilco acquisition earn-out. For 2006, we have budgeted capital expenditures of approximately $185.0 million for our contract drilling operations which includes plans to add at least 10 drilling rigs during 2006, including the five drilling rigs previously discussed.

Acquisition of Natural Gas Gathering and Processing Company.    In July 2004, we acquired the 60% of Superior Pipeline Company, L.L.C. that we did not already own. We paid $19.8 million in this acquisition. Before July 2004, we owned 18 gathering systems which have been consolidated with Superior’s systems. Superior is a mid-stream company engaged primarily in the buying and selling, gathering, processing and treating of natural gas and operates two natural gas treatment plants, five processing plants, 36 active gathering systems and 500 miles of pipeline. Superior operates in Oklahoma, Texas and Louisiana. It has been in business since 1996. This acquisition and consolidation will increase our ability to gather and market our natural gas (as well as third party natural gas) and construct or acquire existing natural gas gathering and processing facilities.

Before this acquisition, our 40% interest in the operations of Superior was shown as equity in earnings of unconsolidated investments. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004 and intercompany revenue from services and purchases of production between business segments has been eliminated. During 2004, Superior purchased $4.0 million of our natural gas production and paid $97,000 for our natural gas liquids. After the acquisition of Superior, $1.8 million of the natural gas purchased and $53,000 of the natural gas liquids purchased were eliminated in 2004. In 2005, $6.7 million of the natural gas purchased and $95,000 of the natural gas liquids purchased were eliminated.

During 2005, we had capital expenditures for our natural gas gathering and processing operation of $21.8 million. For the year 2006, we have budgeted capital expenditures of approximately $10.0 million with the focus on growing this segment through the construction of new facilities or acquisitions.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.    We are the general partner of 11 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. During 2005, 2004 and 2003, the total we received for all of these fees was $1.0 million, $0.7 million and $0.9 million, respectively. We expect that these fees for 2006 will be comparable to those in 2005. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

On August 2, 2004, we completed the sale of our investment in Eagle Energy Partners I, L.P. for $6.2 million. In the third quarter of 2004, a gain before income taxes of $3.8 million was recognized in other revenues from this sale. Eagle marketed approximately 55% of the natural gas volumes we sold for ourselves and other parties in 2004.

Critical Accounting Policies.

Summary

In this section, we identify those critical accounting policies we follow in preparing our financial statements and related disclosures. Many of these policies require us to make difficult, subjective and complex judgments in the course of making estimates of matters that are inherently imprecise. In the following discussion we will attempt to explain the nature of these estimates, assumptions and judgments, as well as the likelihood that materially different amounts would be reported in our financial statements under different conditions or using different assumptions.

The following table lists the critical accounting policies, estimates and assumptions that can have a significant impact on the application of these accounting policies, and the financial statement accounts affected by these estimates and assumptions.

Accounting Policies	Estimates or Assumptions	Accounts Affected
Full cost method of accounting for oil and gas properties	• Oil and natural gas reserves estimates and related present value of future net revenues • Valuation of unproved Properties	• Oil and gas Properties • Accumulated DD&A • Provision for DD&A • Impairment of proved and unproved properties • Long-term debt and interest expense

Accounting Policies	Estimates or Assumptions	Accounts Affected

Accounting for asset retirement obligations for oil and gas properties	• Cost estimates related to the plugging and abandonment of wells	• Oil and gas properties • Accumulated DD&A • Provision for DD&A • Current and non-current liabilities • Operating expense

Accounting for impairment of drilling property and equipment	• Forecast of undiscounted estimated future net operating cash flows	• Drilling property and equipment • Accumulated depreciation • Provision for depreciation • Impairment of drilling property and equipment

Turnkey and footage drilling contracts	• Estimates of costs to complete turnkey and footage contracts	• Revenue and operating expense • Current assets and liabilities

Significant Estimates and Assumptions

The determination and valuation of our oil and natural gas reserves is a very subjective process. It entails estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The degree of accuracy of these estimates depends on a number of factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments based on experience and training. Each year, we hire an independent petroleum engineering firm to audit our internal evaluation of our oil and natural gas reserves.

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

Assumptions as to future oil and natural gas prices and operating and capital costs also play a significant role in estimating oil and natural gas reserves and the estimated present value of the cash flows to be received from the future production of those reserves. Volumes of recoverable reserves are influenced by the assumed prices and costs due to what is known as the economic limit (that point in the future when the projected costs and expenses of producing recoverable oil and natural gas reserves is greater than the projected revenues from the oil and natural gas reserves). But more significantly, the estimated present value of the future cash flows from our oil and natural gas reserves is extremely sensitive to prices and costs, and may vary materially based on different assumptions. SEC financial accounting and reporting standards require that the pricing we use be tied to the price we received for our oil and natural gas on the last day of the reporting period. This requirement can result in significant changes from period to period given the volatile nature of oil and natural gas prices. For example, based on our year end 2005 oil and natural gas reserves, a $1.00 decline in the oil price used to calculate our economically recoverable oil reserves will reduce our estimated oil reserves by 27,000 barrels and a $0.10 decline in the price of natural gas used to calculate our natural gas reserves will reduce our estimated economically recoverable natural gas reserves by 291,000 Mcf. Estimated future cash flows discounted at 10% before income taxes would change by $22.8 million.

We compute our provision for DD&A on a units-of-production method. Each quarter, we use the following formulas to compute the provision for DD&A for our producing properties:

•	DD&A Rate = Unamortized Cost / Beginning of Period Reserves

•	Provision for DD&A = DD&A Rate x Current Period Production

Oil and natural gas reserve estimates have a significant impact on our DD&A rate. If reserve estimates for a property or group of properties are revised downward in the future, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease. Based on our 2005 production level of 40,565,000 equivalent Mcf, a 5% change in the amount of our 2005 oil and natural gas reserves would change our DD&A rate by $0.09 per Mcfe and would change pre-tax income by $3.7 million annually.

We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. At the end of each quarter, the net capitalized costs of our oil and natural gas properties are limited to the lower of unamortized cost or a ceiling. The ceiling is defined as the sum of the present value (using a 10% discount rate) of the estimated future net revenues from our proved reserves, based on period-end oil and natural gas prices adjusted for any hedging, plus the lower of cost or estimated fair value of unproved properties not included in the costs being amortized, less related income taxes. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are required to write-down the excess amount. A ceiling test write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. Once incurred, a write-down cannot be reversed.

The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil and natural gas prices are depressed or if we have large downward revisions in our estimated proved oil and natural gas reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on oil and natural gas prices on December 31, 2005 ($8.07 per Mcf for natural gas and $61.04 per barrel for oil), the unamortized cost of our oil and natural gas properties did not exceed the ceiling of our proved oil and natural gas reserves. Natural gas and oil prices remain erratic and any significant declines below prices used in the reserve evaluation could result in a ceiling test write-down in the future.

We use the sales method for recording natural gas sales. This method allows for the recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. Our policy is to expense our pro-rata share of lease operating costs from all wells as incurred. The expenses relating to the wells in which we have an imbalance are not material.

On January 1, 2003, we adopted Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 established an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of assets having a long life. In our case, when the reserves in each of our oil or gas wells deplete or otherwise become uneconomical, we are required to incur costs to plug and abandon the wells. These costs under FAS 143 are recorded in the period in which the liability is incurred (at the time the wells are drilled or acquired). We do not have any assets restricted for the purpose of settling these plugging liabilities. Our engineering staff uses historical experience to determine the estimated plugging costs taking into account the type of well (either oil or natural gas), the depth of the well and physical location of the well to determine the estimated plugging costs. Since the implementation of this standard, we have not plugged enough wells to make additional determinations as to the accuracy of our estimates.

Drilling equipment, transportation equipment, gas gathering and processing systems and other property and equipment are carried at cost. Renewals and enhancements are capitalized while repairs and maintenance are expensed. Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances suggest that these carrying amounts may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. An estimate of the impact to our earnings if other assumptions had been used is not practicable because of the significant number of assumptions that would be involved in the estimates.

In our contract drilling operations, because we do not bear the risk of completion of a well being drilled under a “daywork” contract we recognize revenues and expense generated under “daywork” contracts as the services are performed. Under “footage” and “turnkey” contracts, we bear the risk of completion of the well, so revenues and expenses are recognized when the well is substantially completed. Substantial completion is determined when the well bore reaches the depth specified in the contract. The entire amount of a loss, if any, is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the well is finished. The costs of drilling contracts uncompleted at the end of the reporting period (which includes expenses incurred to date on “footage” or “turnkey” contracts) are included in other current assets. In 2005, we completed one well under a footage contract and we did not drill any wells under turnkey contracts.

EFFECTS OF INFLATION

The effect of inflation in the oil and natural gas industry is primarily driven by the prices for oil and natural gas. Increases in these prices increase the demand for our contract drilling rigs and services. This in turn affects the dayrates we can obtain for our contract drilling services. Before 1999, the effect of inflation on our operations was minimal due to low inflation rates, relatively low natural gas and oil prices and moderate demand for our contract drilling services. Over the last five years natural gas and oil prices have been more volatile, and during periods of higher utilization we have experienced increases in labor costs as well as the costs of services to support our drilling rigs. During this same period, when oil and natural gas prices did decline, labor rates did not come back down to the levels existing before the increases. If natural gas prices increase substantially for a long period, shortages in support equipment (such as drill pipe, third party services and qualified labor) will result in additional increases in our material and labor costs. Increases in dayrates for drilling rigs also increase the cost of our oil and natural gas properties. With an overall increase in drilling activity throughout the industry, costs for goods and services related to both our exploration and production segment, and our natural gas gathering and processing segment have been increasing. These conditions may limit our ability to realize increases in our operating profits. How inflation will affect us in the future will depend on additional increases, if any, realized in our drilling rig rates, the prices we receive for our oil and natural gas and the rates we receive for gathering and processing natural gas.

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

The FASB issued Statement on Financial Accounting Standards No. 153, “Exchanges of Productive Assets,” in December 2004 that amended Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” FAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. We do not expect this statement to have a material impact on it results of operations, financial condition or cash flows.

In December 2004, the FASB issued FAS 123R, which requires that compensation cost relating to share-based payments be recognized in our financial statements. We currently account for those payments under recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under Statement No. 123R, we would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission (SEC) approved a new rule that allows the implementation of Statement No. 123R at the beginning of the next fiscal year that begins after June 15, 2005 (January 1, 2006 for us). We are preparing to implement this standard effective January 1, 2006. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist preparers by simplifying some on the implementation challenges of FAS123R. Although the transition method to be used to implement this standard has not been selected, see Note 1 for the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 if we had applied the fair value recognition provision of FAS 123 to stock based employee compensation.

In June 2005, the FASB issued Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which establishes new standards on accounting for changes in accounting principles. Under this new rule, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. FAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The application of FAS 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of FAS 154. We do not expect this statement to have a material impact on our results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS

2005 versus 2004

Provided below is a comparison of selected operating and financial data for the year of 2005 versus the year of 2004:

	2005	2004	Percent Change
Total Revenue	$885,608,000	$519,203,000	71%
Net Income	$212,442,000	$90,275,000	135%
Drilling:
Revenue	$462,141,000	$298,204,000	55%
Operating costs	$266,472,000	$210,912,000	26%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	102.1	88.1	16%
Average dayrate on daywork contracts	$12,431	$8,937	39%
Depreciation	$42,876,000	$33,659,000	27%
Oil and Natural Gas:
Revenue	$318,208,000	$185,017,000	72%
Operating costs	$60,779,000	$41,303,000	47%
Average natural gas price (Mcf)	$7.64	$5.42	41%
Average oil price (Bbl)	$50.14	$33.20	51%
Natural gas production (Mcf)	34,058,000	27,149,000	25%
Oil production (Bbl)	1,084,000	1,048,000	3%
Depreciation, depletion and amortization rate (Mcfe)	$1.65	$1.41	17%
Depreciation, depletion and amortization	$67,282,000	$47,517,000	42%

	2005	2004	Percent Change
Gas Gathering and Processing:
Revenue	$100,464,000	$29,717,000	238%
Operating costs	$92,467,000	$27,018,000	242%
Depreciation	$3,279,000	$982,000	234%
Gas gathered—MMBtu/day	142,444	33,147	330%
Gas processed—MMBtu/day	30,613	13,412	128%
General and Administrative Expense	$14,343,000	$11,987,000	20%
Interest Expense	$3,437,000	$2,695,000	28%
Average Interest Rate	4.8%	2.8%	71%
Average Long-Term Debt Outstanding	$107,161,000	$83,121,000	29%

Industry demand for our drilling rigs increased throughout 2004 and 2005 as natural gas prices continued to remain above $4.50 per Mcf. Drilling revenues increased $163.9 million or 55% in 2005 versus 2004. In July 2004, we added nine drilling rigs with the acquisition of Sauer Drilling Company, and with the Texas Wyoming Drilling, Inc. acquisition, we added six drilling rigs on August 31, 2005, and one drilling rig on October 13, 2005. In addition to the Sauer drilling rigs and the Texas Wyoming drilling rigs, we also placed seven additional drilling rigs into service since the second quarter of 2004. The 23 additional drilling rigs increased our 2005 drilling revenues by approximately 20%. The increase in revenue from these additional drilling rigs and the increase in utilization of our previously owned drilling rigs represented 28% of the increase in our drilling revenues. Increases in dayrates and mobilization fees accounted for 72% of the increase in total drilling revenues. Our average dayrate in 2005 was 39% higher than in 2004.

Drilling operating costs increased $55.6 million or 26% over 2004. The increase in operating costs from the 23 drilling rigs placed in service since the second quarter of 2004 and increased utilization of our previously owned drilling rigs represented 59% of the increase in operating cost. Increases in operating cost per day accounted for 41% of the increase in total operating costs. Operating cost per day increased $610 in 2005 when compared with 2004. A majority of the increase was attributable to costs directly associated with the drilling of wells with increases in labor cost the primary reason for the increase. Indirect drilling costs made up most of the remainder of the increase in per day costs and consisted primarily of indirect labor costs, property taxes, safety related expenses and repairs.

We expect the demand for drilling rigs to remain high throughout 2006, resulting in continued increases in our drilling rig expenses. We did not drill any turnkey or footage wells in 2004 and we had one footage well in 2005. Contract drilling depreciation increased $9.2 million or 27%. The addition of the 23 drilling rigs placed in service since the second quarter of 2004 increased depreciation $4.2 million or 13% with the remainder of the increase attributable to the increase in utilization of previously owned drilling rigs.

Our 2005 oil and natural gas revenues increased $133.2 million or 72% as compared to 2004. Increased oil and natural gas prices accounted for 71% of this increase while increased production volumes accounted for 29% of the increase.

Oil and natural gas operating cost increased $19.5 million or 47% in 2005 as compared to 2004. Cost directly related to the production of producing property acquisitions in 2005 represented 6% of the increase while 94% came from production costs related to wells we drilled in 2005 and increases in production costs from previously drilled wells. Lease operating expenses represented 45% of the increase, gross production taxes 42% and general and administrative cost directly related to oil and natural gas production 13%. Lease operating expenses per Mcfe increased 13% between the comparative years. Workover expenses represented 68% of the increase while the remaining 32% of the increase is primarily due to increases in the cost of goods and services. Gross production taxes increased due to the increase in natural gas volumes produced and the increase in commodity prices between the comparative quarters.

Total depreciation, depletion and amortization (“DD&A”) on our oil and natural gas properties increased $19.8 million or 42%. Higher production volumes is attributed to 51% of the increase and increases in the DD&A rate represented 49% of the increase. The increase in the DD&A rate in 2005 resulted from 14% higher overall finding cost per equivalent Mcf in 2005 versus 2004.

In July 2004, we consolidated and increased our natural gas gathering and processing business when we completed the acquisition of the 60% of Superior we did not already own. We paid $19.8 million in this acquisition. Before July 2004, we had developed 18 gathering systems which have been consolidated with Superior’s operations. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates two natural gas treatment plants, five processing plants, 36 active gathering systems and 500 miles of pipeline. Superior operates in Oklahoma, Texas and Louisiana.

Before the Superior acquisition, our 40% interest in the income or loss from the operations of Superior was shown as equity in earnings of unconsolidated investments and was $0.6 million net of income tax in 2004. The results of operations for Superior are included in the statement of income for the period after July 31, 2004, and intercompany revenue from services and purchases of production between business segments has been eliminated. Our natural gas gathering and processing revenues, operating expenses and depreciation were $70.7 million, $65.4 million and $2.3 million higher, respectively, all due to the Superior acquisition.

General and administrative expense increased $2.4 million or 20%. The increase was primarily attributable to overall increases in personnel costs associated with a 13% increase in the number of employees and a 16% increase in insurance costs.

Total interest expense increased 28% between the comparative years. Our average debt outstanding was higher in 2005 as compared 2004 due to the acquisition of Strata Drilling, L.L.C., the Texas Wyoming drilling rigs and the two oil and natural gas acquisitions. Average debt outstanding accounted for approximately 24% of the interest expense increase with 8% of the increase resulting from the periodic settlements of an interest rate swap and 68% resulting from an increase in average interest rates charged on our bank debt. Associated with our increased level of development of oil and natural gas properties and the construction of additional drilling rigs and natural gas gathering systems, we capitalized $2.2 million of interest in 2005. No interest was capitalized in 2004.

Our 2005 income tax expense increased $68.8 million or 129% over 2004 due primarily to our increase in income before income taxes. Our effective tax rate for 2005 was 36.5% versus 37.3% in 2004. The decrease in the effective tax rate resulted primarily from the reduction of a deduction relating to domestic production activities as provided by the American Jobs Creation Act. With our increase in pre-tax income and the utilization of a majority of our net operating loss carryforwards having been utilized in prior periods, the portion of our taxes reflected as current income tax expense increased in 2005 when compared with 2004. Current income tax expense for 2005 and 2004 was $64.6 million and $4.9 million, respectively.

2004 versus 2003

Provided below is a comparison of selected operating and financial data for the years 2004 and 2003:

	2004	2003	Percent Change
Total Revenue	$519,203,000	$301,377,000	72%
Income Before Cumulative Effect of Change in Accounting Principle	$90,275,000	$48,864,000	85%
Net Income	$90,275,000	$50,189,000	80%
Drilling:
Revenue	$298,204,000	$183,146,000	63%
Operating costs	$210,912,000	$138,762,000	52%
Percentage of revenue from daywork contracts	100%	98%	2%
Average number of drilling rigs in use	88.1	62.9	40%
Average dayrate on daywork contracts	$8,937	$7,808	14%
Depreciation	$33,659,000	$23,644,000	42%
Oil and Natural Gas:
Revenue	$185,017,000	$116,609,000	59%
Operating costs	$41,303,000	$24,953,000	66%
Average natural gas price (Mcf)	$5.42	$4.87	11%
Average oil price (Bbl)	$33.20	$26.94	23%
Natural gas production (Mcf)	27,149,000	20,648,000	31%
Oil production (Bbl)	1,048,000	516,000	103%
Depreciation, depletion and amortization rate (Mcfe)	$1.41	$1.14	24%
Depreciation, depletion and amortization	$47,517,000	$27,343,000	74%
Gas Gathering and Processing:
Revenue	$29,717,000	$606,000	4,804%
Operating costs	$27,018,000	$349,000	7,642%
Depreciation	$982,000	$176,000	458%
Gas gathered—MMBtu/day	33,147	16,413	102%
Gas processed—MMBtu/day	13,412	92	14,478%
General and Administrative Expense	$11,987,000	$9,222,000	30%
Interest Expense	$2,695,000	$693,000	289%
Average Interest Rate	2.8%	2.2%	27%
Average Long-Term Debt Outstanding	$83,121,000	$20,722,000	301%

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

Drilling operating costs were up $72.2 million or 52%. The 12 drilling rigs acquired with the acquisition of SerDrilco Inc. increased our 2004 operating cost by approximately 13%, and the nine Sauer drilling rigs increased our 2004 operating costs by approximately 7%. The increase in operating cost from all our acquired drilling rigs and increased utilization from our previously owned drilling rigs represented 82% of the total increase in operating cost. Increases in operating cost per day accounted for 18% of the increase in total operating costs. Operating cost per day increased $501 per day in 2004 with approximately $360 of that increase coming from costs directly associated with the drilling of wells. Indirect drilling costs made up most of the remainder of the increase in per day costs and consisted primarily of property taxes, safety related expenses, repairs and the implementation of a central hiring system for our Oklahoma drilling rig fleet. Approximately 1% of our total drilling revenues in 2003 came from footage and turnkey contracts, which had profit margins lower than our daywork contracts. We did not drill any turnkey or footage wells in 2004. Contract drilling depreciation increased $10.0 million or 42%. The acquisition of the SerDrilco drilling rigs increased depreciation $3.5 million or 35% while the acquisition of the Sauer drilling rigs increased depreciation $1.3 million or 13% with the remainder of the increase attributable to the increase in utilization of previously owned drilling rigs.

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

In July 2004, we consolidated and increased our natural gas gathering and processing business when we completed the acquisition of the 60% of Superior we did not already own. We paid $19.8 million in this acquisition. Before July 2004, we had developed 18 gathering systems which we have now consolidated with Superior’s operations. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates one natural gas treatment plant and at December 31, 2004, owned three processing plants, 32 active gathering systems and 440 miles of pipeline. Superior operates in Oklahoma, Texas and Louisiana.

Before the Superior acquisition, our 40% interest in the income or loss from the operations of Superior was shown as equity in earnings of unconsolidated investments and was $603,000 net of income tax in 2004 versus $953,000 net of income tax in 2003. Our investment, including our share of the equity in the earnings of Superior, totaled $3.0 million at December 31, 2003, and is reported in other assets on our accompanying 2003 balance sheet. The results of operations for Superior are included in the statement of income for the period after July 31, 2004, and intercompany revenue from services and purchases of production between business segments has been eliminated. Our natural gas gathering and processing revenues, operating expenses and depreciation were $29.1 million, $26.7 million and $0.8 million higher, respectively, all due to the Superior acquisition.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our operations are exposed to market risks primarily as a result of changes in the prices for natural gas and oil and interest rates.

Commodity Price Risk.    Our major market risk exposure is in the prices we receive for our oil and natural gas production. The prices we receive are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we received for our oil and natural gas production have fluctuated and we expect these prices to continue to fluctuate. The price of oil and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our 2005 production, a $0.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $266,000 per month ($3.2 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have an $84,000 per month ($1.0 million annualized) change in our pre-tax operating cash flow.

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

Interest Rate Risk.    Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the JPMorgan Chase Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Historically, we have not used any financial instruments, such as interest rate swaps, to manage our exposure to possible increases in interest rates. However, in February 2005, we entered into an interest rate swap to help manage our exposure to future interest rate volatility. A detailed explanation of this transaction has been included under hedging in the financial condition portion of Management’s Discussion and Analysis of Financial Condition and Results of Operation included above. Based on our average outstanding long-term debt in 2005, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, the company’s management concluded that, as of December 31, 2005, the company’s internal control over financial reporting was effective based on those criteria.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Unit Corporation:

We have completed integrated audits of Unit Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted the requirements of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Tulsa, Oklahoma

March 13, 2006

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$947	$665
Restricted cash	268	2,571
Accounts receivable (less allowance for doubtful accounts of $1,612 and $1,661)	199,765	93,180
Materials and supplies	14,108	13,054
Prepaid expenses and other	8,597	9,131

Total current assets	223,685	118,601

Property and Equipment:
Drilling equipment	626,913	508,845
Oil and natural gas properties, on the full cost method:
Proved properties	995,119	731,622
Undeveloped leasehold not being amortized	38,421	28,170
Gas gathering and processing equipment	60,354	38,417
Transportation equipment	17,338	13,559
Other	12,935	10,946

	1,751,080	1,331,559
Less accumulated depreciation, depletion, amortization and impairment	575,410	466,923

Net property and equipment	1,175,670	864,636

Goodwill	39,659	30,509
Other Assets	17,181	9,390

Total Assets	$1,456,195	$1,023,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109,621	$49,268
Accrued liabilities	32,819	19,851
Income taxes payable	16,941	33
Contract advances	5,548	2,187
Current portion of other liabilities (Note 4)	7,583	5,837

Total current liabilities	172,512	77,176

Long-Term Debt (Note 4)	145,000	95,500

Other Long-Term Liabilities (Note 4)	41,981	37,725

Deferred Income Taxes (Note 5)	259,740	204,466

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 75,000,000 shares authorized, 46,178,162 and 45,745,399 shares issued, respectively	9,236	9,149
Capital in excess of par value	328,037	310,132
Accumulated other comprehensive income (net of tax of $289)	485	—
Unearned compensation—restricted stock	(2,226)	—
Retained earnings	501,430	288,988

Total shareholders’ equity	836,962	608,269

Total Liabilities and Shareholders’ Equity	$1,456,195	$1,023,136

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share amounts)
Revenues:
Contract drilling	$462,141	$298,204	$183,146
Oil and natural gas	318,208	185,017	116,609
Gas gathering and processing	100,464	29,717	606
Other	4,795	6,265	1,016

Total revenues	885,608	519,203	301,377

Expenses:
Contract drilling:
Operating costs	266,472	210,912	138,762
Depreciation	42,876	33,659	23,644
Oil and natural gas:
Operating costs	60,779	41,303	24,953
Depreciation, depletion and amortization	67,282	47,517	27,343
Gas gathering and processing:
Operating costs	92,467	27,018	349
Depreciation	3,279	982	176
General and administrative	14,343	11,987	9,222
Interest	3,437	2,695	693

Total expenses	550,935	376,073	225,142

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	334,673	143,130	76,235

Income Tax Expense:
Current	64,565	4,866	—
Deferred	57,666	48,592	28,324

Total income taxes	122,231	53,458	28,324

Equity in Earnings of Unconsolidated Investments, (Net of Income Tax of $372 and $563 in 2004 and 2003, respectively)	—	603	953

Income Before Cumulative Effect of Change in Accounting Principle	212,442	90,275	48,864
Cumulative Effect of Change in Accounting Principle (Net of Income Tax of $811)	—	—	1,325

Net Income	$212,442	$90,275	$50,189

Basic Earnings Per Common Share:
Income before cumulative effect of change in accounting principle	$4.62	$1.97	$1.12
Cumulative effect of change in accounting principle net of income tax	—	—	0.03

Net income	$4.62	$1.97	$1.15

Diluted Earnings Per Common Share:
Income before cumulative effect of change in accounting principle	$4.60	$1.97	$1.12
Cumulative effect of change in accounting principle net of income tax	—	—	0.03

Net income	$4.60	$1.97	$1.15

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31, 2003, 2004 and 2005

	Common Stock	Capital In Excess of Par Value	Accumulated Other Comprehen- sive Income	Unearned Compensation- Restricted Stock	Retained Earnings	Total
	(In thousands except per share amounts)
Balances, January 1, 2003	$8,668	$264,180	$—	$—	$148,524	$421,372
Comprehensive income:
Net Income	—	—	—	—	50,189	50,189
Other comprehensive income (net of tax of $3 and $3):
Change in value of cash flow derivative instruments used as cash flow hedges	—	—	(4)	—	—	(4)
Adjustment reclassification—derivative settlements	—	—	4	—	—	4

Total comprehensive income	—	—	—	—	—	50,189
Activity in employee compensation plans (252,612 shares)	49	2,018	—	—	—	2,067
Issuance of 2,000,000 shares of common Stock	400	41,740	—	—	—	42,140

Balances, December 31, 2003	9,117	307,938	—	—	198,713	515,768
Comprehensive income:
Net Income	—	—	—	—	90,275	90,275
Other comprehensive income (net of tax of $1,345 and $1,345):
Change in value of cash flow derivative instruments used as cash flow hedges	—	—	(2,195)	—	—	(2,195)
Adjustment reclassification—derivative settlements	—	—	2,195	—	—	2,195

Total comprehensive income	—	—	—	—	—	90,275
Activity in employee compensation plans (159,907 shares)	32	2,194	—	—	—	2,226

Balances, December 31, 2004	9,149	310,132	—	—	288,988	608,269
Comprehensive income:
Net Income	—	—	—	—	212,442	212,442
Other comprehensive income (net of tax of $1,610 and $1,899):
Change in value of cash flow derivative instruments used as cash flow hedges	—	—	(3,072)	—	—	(3,072)
Adjustment reclassification—derivative settlements	—	—	3,557	—	—	3,557

Total comprehensive income	—	—	—	—	—	212,927
Activity in employee compensation plans (186,710 shares)	38	5,954	—	(2,226)	—	3,766
Issuance of 246,053 shares of common stock for acquisition	49	11,951	—	—	—	12,000

Balances, December 31, 2005	$9,236	$328,037	$485	$(2,226)	$501,430	$836,962

The accompanying notes are an integral part of the consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$212,442	$90,275	$50,189
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	114,294	83,025	51,783
Equity in net earnings of unconsolidated investments	—	(976)	(1,516)
Loss (gain) on disposition of assets	(2,655)	(4,386)	51
Employee stock compensation plans	3,488	1,632	1,415
Bad debt expense	—	400	645
Plugging liability—cumulative effect—net of accretion	953	860	(1,624)
Gas balancing adjustment	—	(111)	—
Deferred tax expense	57,666	48,964	28,887
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(106,585)	(14,579)	(25,540)
Cost of uncompleted drilling contracts	(109)	86	—
Materials and supplies	(1,054)	(5,031)	771
Prepaid expenses and other	(845)	(1,324)	4,240
Accounts payable	15,897	(1,380)	6,148
Accrued liabilities	21,056	5,539	4,286
Contract advances	3,223	216	1,977

Net cash provided by operating activities	317,771	203,210	121,712

Cash Flows From Investing Activities:
Capital expenditures	(254,450)	(165,950)	(96,162)
Producing property and other acquisitions	(136,413)	(148,076)	(35,000)
Proceeds from disposition of property and equipment	8,722	9,975	1,625
(Acquisition) disposition of other assets	(2,855)	2,079	(2,562)

Net cash used in investing activities	(384,996)	(301,972)	(132,099)

Cash Flows From Financing Activities:
Borrowings under line of credit	268,200	211,200	65,200
Payments under line of credit	(218,700)	(116,100)	(95,300)
Net payments on notes payable and other long-term debt	273	(2,100)	(1,105)
Proceeds from exercise of stock options	1,201	486	452
Proceeds from sale of common stock	—	—	42,140
Book overdrafts (Note 1)	16,533	5,343	(899)

Net cash provided by financing activities	67,507	98,829	10,488

Net Increase in Cash and Cash Equivalents	282	67	101
Cash and Cash Equivalents, Beginning of Year	665	598	497

Cash and Cash Equivalents, End of Year	$947	$665	$598

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$4,798	$2,520	$660
Income taxes	$47,276	$4,787	$(3,495)

See Note 2 for non-cash financing and investing activities.

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

Nature of Business.    Unit is engaged in the land contract drilling of natural gas and oil wells, the exploration, development, acquisition and production of oil and natural gas properties and the gathering and processing of natural gas. Unit’s current contract drilling operations are focused primarily in the natural gas producing provinces of the Oklahoma and Texas areas of the Anadarko and Arkoma Basins, the Texas Gulf Coast, the North Texas Barnett Shale and the Rocky Mountain regions. Unit’s primary exploration and production operations are also conducted in the Anadarko and Arkoma Basins and in the Texas Gulf Coast area with additional properties in the Permian Basin. The majority of its contract drilling and exploration and production activities are oriented toward drilling for and producing natural gas. At December 31, 2005, Unit had an interest in a total of 6,465 wells and served as operator of 1,208 of those wells. Unit provides land contract drilling services for a wide range of customers using the drilling rigs, which it owns and operates. In 2005, all of Unit’s 112 rigs owned during 2005 performed contract drilling services. Our gas gathering and processing operations consists of two natural gas treatment plants, five processing plants, 36 active gathering systems and 500 miles of pipeline. Gas gathering and processing operations are performed in western Oklahoma, the Texas Panhandle and Louisiana.

Drilling Contracts.    Unit recognizes revenues and expenses generated from “daywork” drilling contracts as the services are performed, since the Company does not bear the risk of completion of the well. Under “footage” and “turnkey” contracts, Unit bears the risk of completion of the well; therefore, revenues and expenses are recognized when the well is substantially completed. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The duration of all three types of contracts range typically from 20 to 90 days. At December 31, 2005, 12 of our daywork contracts entered into in the fourth quarter of 2005 have durations which range up to two years. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate. The entire amount of a loss, if any, is recorded when the loss is determinable. The costs of uncompleted drilling contracts include expenses incurred to date on “footage” or “turnkey” contracts, which are still in process at the end of the period, and are included in other current assets.

Cash Equivalents and Book Overdrafts.    Unit includes as cash equivalents, certificates of deposits and all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued prior to the end of the period, but not presented to Unit’s bank for payment prior to the end of the period. At December 31, 2005 and 2004, book overdrafts of $24.6 million and $8.0 million have been included in accounts payable.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill.    Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. For goodwill and intangible assets recorded in the financial statements, an impairment test is performed at least annually to determine whether the fair value has decreased. Goodwill is all related to the drilling segment. In 2004, the increase in the carrying amount of goodwill of $6.8 million came from the goodwill acquired in the acquisition of Sauer Drilling Company of $4.9 million and from the additional goodwill recorded from the SerDrilco Incorporated acquisition of $1.9 million for the 2004 earn-out as provided for in the purchase agreement. In 2005, the increase in the carrying amount of goodwill of $9.1 million came from the goodwill acquired in the acquisition of a subsidiary of Strata Drilling, L.L.C. of $1.1 million, from the additional goodwill recorded from the SerDrilco Incorporated acquisition of $7.6 million for the 2005 earn-out as provided for in the purchase agreement and a $0.4 million adjustment to the Sauer Drilling Company purchase price. The acquisitions are more fully discussed in Note 2. Goodwill of $11.1 million is expected to be deductible for tax purposes.

Oil and Natural Gas Operations.    Unit accounts for its oil and natural gas exploration and development activities on the full cost method of accounting prescribed by the Securities and Exchange Commission (“SEC”). Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and amortized on a composite units-of-production method based on proved oil and natural gas reserves. All costs associated with acquisition, exploration and development of oil and natural gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized. Directly related overhead costs of $7.0 million, $4.8 million and $3.8 million were capitalized in 2005, 2004 and 2003, respectively. Independent petroleum engineers annually review Unit’s determination of its oil and natural gas reserves. The average composite rates used for depreciation, depletion and amortization (“DD&A”) were $1.65, $1.41 and $1.14 per Mcfe in 2005, 2004 and 2003, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. Unit’s unproved properties totaling $38.4 million are excluded from the DD&A calculation. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which such excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from Unit’s oil and natural gas properties. As discussed in Supplemental Information, such estimates are imprecise.

No gains or losses are recognized on the sale, conveyance or other disposition of oil and natural gas properties unless a significant reserve amount is involved.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unit’s contract drilling subsidiary provides drilling services for its exploration and production subsidiary. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. During 2005, the contract drilling subsidiary drilled 53 wells for our exploration and production subsidiary. As required by the SEC, the profit received by our contract drilling segment of $8.6 million, $3.7 million and $1.9 million during 2005, 2004 and 2003, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit.

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

Natural Gas Balancing.    Unit uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. Unit estimates its December 31, 2005 balancing position to be approximately 3.8 Bcf on under-produced properties and approximately 3.4 Bcf on over-produced properties. Unit has recorded a receivable of $221,000 on certain wells where we estimated that insufficient reserves are available for Unit to recover the under-production from future production volumes. Unit has also recorded a liability of $1.1 million on certain properties where we believe there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes. Unit’s policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which Unit has imbalances are not material.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee and Director Stock Based Compensation.    Unit’s stock-based compensation plans, which are explained more fully in Note 6, are accounted for under the recognition and measurement principles of APB Opinion 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under this standard, no compensation expense is recognized for grants of options, which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on Unit’s grants in 2005, 2004 and 2003 no compensation expense has been recognized. Compensation expense included in reported net income is Unit’s matching 401(k) contribution which was made in Unit common stock. The following table illustrates the effect on net income and earnings per share if Unit had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004	2003
	(In thousands except per share amounts)
Net Income, as Reported	$212,442	$90,275	$50,189
Add Stock Based Employee Compensation Expense included in Reported Net Income—Net of Tax	1,923	1,026	858
Less Total Stock Based Employee Compensation Expense determined under Fair Value Based Method for all awards	(3,989)	(2,760)	(2,114)

Pro Forma Net Income	$210,376	$88,541	$48,933

Basic Earnings per Share:
As reported	$4.62	$1.97	$1.15

Pro forma	$4.58	$1.94	$1.12

Diluted Earnings per Share:
As reported	$4.60	$1.97	$1.15

Pro forma	$4.55	$1.93	$1.12

The fair value of each option granted is estimated using the Black-Scholes model. Unit’s estimate of stock volatility in 2005, 2004 and 2003 was 0.51, 0.51 and 0.52, respectively, based on previous stock performance. Dividend yield was estimated to remain at zero with a risk free interest rate of 4.35%, 4.40% and 4.24% in 2005, 2004 and 2003, respectively. Expected life ranged from 1 to 10 years based on prior experience depending on the vesting periods involved and the make up of participating employees. The aggregate fair value of options granted during 2005, 2004 and 2003 under the Stock Option Plan was $0.7 million, $2.9 million and $1.6 million, respectively. Under the Non-Employee Directors’ Stock Option Plan, the aggregate fair value of options granted during 2005, 2004 and 2003 was $0.6 million, $0.4 million and $0.3 million, respectively.

Self Insurance.    Unit is self-insured for certain losses relating to workers’ compensation, general liability, property damage, control of well and employee medical benefits. In addition, Unit’s insurance policies contain deductibles or retentions per occurrence that range from $0.5 million for Oklahoma workers’ compensation to $1.0 million for general liability and drilling rig physical damage. Unit has purchased stop-loss coverage in order to limit, to the extent feasible, per occurrence and aggregate exposure to certain types of claims. However, there is no assurance that the insurance coverage Unit has will adequately protect it against liability from all potential consequences. If insurance coverage becomes more expensive, Unit may choose to decrease its limits and increase its deductibles rather than pay higher premiums. Following the acquisition of SerDrilco Incorporated and the creation of Unit Texas Drilling, L.L.C. Unit has elected to use an ERISA governed occupational injury benefit plan to cover the field and support staff for the 19 rigs they operate in lieu of covering them under an insured Texas workers’ compensation plan.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock.    On August 30, 2001, Unit’s Board of Directors authorized the purchase of up to one million shares of Unit’s common stock. The timing of stock purchases is made at the discretion of management. No treasury stock was owned by Unit at December 31, 2005, 2004 and 2003.

Financial Instruments and Concentrations of Credit Risk.    Financial instruments, which potentially subject Unit to concentrations of credit risk, consist primarily of trade receivables with a variety of national and international oil and natural gas companies. Unit does not generally require collateral related to receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising Unit’s customer base. During 2005, Chesapeake Operating, Inc. was Unit’s largest drilling customer and provided 10% of Unit’s total contract drilling revenues. Purchases by Eagle Energy Partners I, L.P. accounted for approximately 31% of Unit’s oil and natural gas revenues in 2005. Purchases by Eagle Energy Partners I, L.P. accounted for approximately 25% of Unit’s oil and natural gas revenues in 2004 while purchases by Cinergy Marketing & Trading LP accounted for approximately 11% of Unit’s oil and natural gas revenues. Prior to August 2, 2004 Unit owned 16.7% interest in Eagle Energy Partners I, L.P. In addition, at December 31, 2005, Unit had a concentration of cash of $19.1 million with one bank and at December 31, 2004, Unit had a concentration of cash of $8.8 million and $6.9 million with two banks.

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

During the first quarter of 2003, Unit entered into the following two natural gas collar contracts:

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through September of 2003
Prices	Floor of $4.00 and a ceiling of $5.75

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through September of 2003
Prices	Floor of $4.50 and a ceiling of $6.02

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2003, Unit also entered into the following two oil collar contracts:

First Contract:
Production volume covered	5,000 Barrels/month
Period covered	May through December of 2003
Prices	Floor of $25.00 and a ceiling of $32.20

Second Contract:
Production volume covered	5,000 Barrels/month
Period covered	May through December of 2003
Prices	Floor of $26.00 and a ceiling of $31.40

All of these hedges were cash flow hedges and there was no material amount of ineffectiveness. The natural gas collar contracts decreased our 2003 natural gas revenues by $6,000. Oil revenues were decreased by $5,000 in 2003 due to the settlement of the oil hedge. Unit did not have any hedging transactions outstanding at December 31, 2003.

During the first and second quarters of 2004, Unit entered into the following two natural gas collar contracts:

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2004
Prices	Floor of $4.50 and a ceiling of $6.76

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	May through October of 2004
Prices	Floor of $5.00 and a ceiling of $7.00

Unit also entered into an oil hedge covering 1,000 barrels of oil production per day. This transaction covered the period of February through December of 2004 and had an average price of $31.40.

All of these hedges were cash flow hedges and there was no material amount of ineffectiveness. The natural gas collar contracts increased our 2004 natural gas revenues by $48,000. Oil revenues were reduced by $3.6 million in 2004 due to the settlement of the oil hedge. Unit did not have any hedging transactions outstanding at December 31, 2004.

In January 2005, Unit entered into the following two natural gas collar contracts:

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.19

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.30

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, Unit also entered into an oil collar contract covering 1,000 barrels of oil production per day. This transaction covered the period of April through December of 2005 and had a floor of $45.00 and a ceiling of $69.25.

All of these hedges are cash flow hedges and there is no material amount of ineffectiveness. The natural gas collar contracts decreased our 2005 natural gas revenues by $4.1 million. Unit did not have any oil or natural gas hedging transactions outstanding at December 31, 2005.

In February 2005, Unit entered into an interest rate swap to help manage its exposure to possible future interest rate increases. This contract swaps $50.0 million of variable rate debt to fixed and covers the period from March 1, 2005 through January 30, 2008. This period coincides with the remaining term of Unit’s current credit agreement. The fixed rate is based on three-month LIBOR and is at 3.99%. This swap is a cash flow hedge. As a result of this interest rate swap, interest expense was increased by $0.2 million in the 2005. The fair value of the swap was recognized on the December 31, 2005 balance sheet as current and non-current derivative assets totaling $0.8 million and a gain of $0.5 million, net of tax, in accumulated other comprehensive income.

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

Impact of Financial Accounting Pronouncements.    In November 2004, the FASB issued Statement on Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. The provisions of FAS 151 are effective for years beginning after June 15, 2005. Unit does not expect this statement to have a material impact on its results of operations, financial condition or cash flows.

The FASB issued Statement on Financial Accounting Standards No. 153, “Exchanges of Productive Assets,” in December 2004 that amended Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” FAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. Unit does not expect this statement to have a material impact on it results of operations, financial condition or cash flows.

In December 2004, the FASB issued FAS 123R, which requires that compensation cost relating to share-based payments be recognized in the company’s financial statements. Unit currently accounts for those payments under recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under Statement No. 123R Unit would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission (SEC) approved a new rule that allows the implementation of Statement No. 123R at the beginning of the next fiscal year that begins after June 15, 2005 (January 1, 2006 for Unit). Unit is preparing to implement this standard effective January 1, 2006. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist preparers by simplifying some on the implementation challenges of FAS123R. Although the transition method to be used to implement this standard has not been selected, see Note 1 for the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 if Unit had applied the fair value recognition provision of FAS 123 to stock based employee compensation.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2005, the FASB issued Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” which establishes new standards on accounting for changes in accounting principles. Under this new rule, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. FAS 154 completely replaces APB 20 and FAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. FAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The application of FAS 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of FAS 154. Unit does not expect this statement to have a material impact on its results of operations, financial condition or cash flows.

NOTE 2—ACQUISITIONS

On November 16, 2005, the company’s wholly owned subsidiary, Unit Petroleum Company, completed its acquisition of certain oil and natural gas properties from a group of private entities for an adjusted purchase price of $82.0 million in cash. The acquisition consisted of approximately 42.5 Bcfe of proved oil and natural gas reserves. The properties are located in Oklahoma, Arkansas and Texas and at the time of the acquisition produced 6.5 MMcfe per day. The effective date of this acquisition was July 1, 2005. The $82.0 million paid in this acquisition increased our basis in oil and natural gas properties held under the full cost method. The results of operations for the acquired properties are included in the statement of income beginning November 1, 2005 with the results for the period from July 1, 2005 through October 31, 2005 included as part of the adjusted purchase price.

On August 31, 2005, the company’s wholly owned subsidiary, Unit Texas Drilling, L.L.C., closed its acquisition of all the Texas drilling operations of Texas Wyoming Drilling, Inc., a Texas-based privately-owned company, with the exception of one drilling rig which the company subsequently acquired on October 13, 2005. The total purchase price of the acquisition, which includes seven drilling rigs, was $31.6 million, with $19.6 million paid in cash and $12.0 million in stock, representing 246,053 shares. Of the total amount, $13.3 million was paid in cash and $12.0 million was issued in stock on August 31, 2005 with the remaining $6.3 million paid in cash on October 13, 2005. Six of the drilling rigs are active in the Barnett Shale area of North Texas. Six of the seven drilling rigs are mechanical, and one is a diesel electric drilling rig, They range from 400 to 1,700 horsepower. The results of operations for the six drilling rigs acquired are included in the statement of income for the period after August 31, 2005 and the results of operations for the seventh drilling rig is included in the statement of income for the period after October 12, 2005.

The $31.6 million acquisition price for the seven drilling rigs and related equipment acquired from Texas Wyoming Drilling, Inc. was allocated as follows (in thousands):

Drilling Rigs	$26,006
Spare Drilling Equipment	896
Drill Pipe and Collars	4,098
Trucks	565
Other Vehicles	35

Total consideration	$31,600

Only the cash portion of the transaction appears in the investing and financing activities sections of the company’s consolidated condensed financial statements of cash flows.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 15, 2005, the company completed its acquisition of certain oil and natural gas properties from a private company for a purchase price of $23.1 million in cash. The acquisition consisted of approximately 14.0 Bcfe of proved oil and natural gas reserves and several probable locations. The effective date of the acquisition was April 1, 2005. The results of operations for the acquired properties are included in the statement of income beginning June 1, 2005 with the results for the period from April 1, 2005 through May 31, 2005 included as part of the purchase price. The $23.1 million paid in this acquisition increased our basis in oil and natural gas properties held under the full cost method with $0.9 million recorded in undeveloped leasehold.

On January 5, 2005, the company acquired a subsidiary of Strata Drilling, L.L.C. for $10.5 million in cash. In this acquisition the company acquired two drilling rigs as well as spare parts, inventory, drill pipe, and other major drilling rig components. The two drilling rigs are 1,500 horsepower, diesel electric drilling rigs with the capacity to drill 12,000 to 20,000 feet. The results of operations for this acquired company are included in the statement of income for the period after January 5, 2005.

The $10.5 million paid in this acquisition was allocated as follows (in thousands):

Drilling Rigs	$5,712
Spare Drilling Equipment	2,715
Drill Pipe and Collars	932
Goodwill	1,106

Total consideration	$10,465

On July 30, 2004, the company’s wholly-owned subsidiary, Unit Drilling Company, acquired Sauer Drilling Company, a Casper-based drilling company. The acquisition was for $40.3 million in cash including working capital of $5.3 million. This acquisition includes nine drilling rigs, a fleet of trucks, and an equipment and repair yard with associated inventory, located in Casper, Wyoming. The drilling rigs range from 500 horsepower to 1,000 horsepower with depth capacities rated from 5,000 feet to 16,000 feet. The fleet of trucks consists of four vacuum trucks and 11 rig-up trucks used to move the drilling rigs to new drilling locations. The trucks also have the capacity to move third-party drilling rigs. The equipment yard, located in Casper, Wyoming, will continue to provide service space for the nine newly acquired drilling rigs and trucks as well as for the company’s existing Rocky Mountain drilling rig fleet. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004.

The $40.3 million paid for Sauer was allocated as follows (in thousands):

Drilling Rigs Including Tubulars	$26,428
Spare Drilling Equipment	1,498
Trucking Fleet	1,433
Land and Buildings	510
Other Vehicles	182
Working Capital	5,322
Goodwill Recognized	4,898

Total consideration	$40,271

On July 29, 2004, the company completed its acquisition of the 60% of Superior Pipeline Company, L.L.C. (“Superior”) it did not already own for $19.8 million, resulting in the company’s 100% ownership of Superior. Before this acquisition, the company’s 40% interest in the operations of Superior was shown as equity in

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings of unconsolidated investments, net of income tax. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates one natural gas treatment plant, two processing plants, 12 active gathering systems and 400 miles of pipeline. Superior operates in western Oklahoma and the Texas Panhandle and has been in business since 1996. This acquisition will increase the company’s ability to gather and market its natural gas (as well as third party natural gas) and construct or acquire existing natural gas gathering and processing facilities. The results of operations for this acquired company are included in the statement of income for the period after July 31, 2004, and intercompany revenue from services and purchases of production between the company’s subsidiaries has been eliminated.

The $19.8 million paid for Superior was allocated as follows (in thousands):

Gas Gathering and Processing Facilities	$20,886
Other Long-Term Liabilities	(1,080)
Working Capital	(6)

Total consideration	$19,800

On May 4, 2004, the company acquired two drilling rigs and related equipment for $5.5 million. The drilling rigs are rated at 850 and 1,000 horsepower, respectively, with depth capacities from 12,000 to 15,000 feet. The company refurbished the drilling rigs for approximately $4.0 million. One drilling rig was placed into service at the beginning of August 2004, and the other drilling rig was placed into service in the middle of September 2004. Both drilling rigs are working in the area covered by the Rocky Mountain division.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited summary pro forma results of operations for the company, reflecting the PetroCorp, Sauer Drilling Company and Superior acquisitions as if they occurred at January 1, 2003 are as follows:

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

On December 8, 2003, Unit acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest, L.L.C., for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to receive one-half of the cash flow in excess of $10.0 million for each of the three years following the acquisition. An additional $7.6 million and $1.9 million was added to goodwill for the liability associated with the 2005 and 2004 earn-out, respectively. The assets of SerDrilco Incorporated included 12 drilling rigs, spare drilling equipment, a fleet of 12 larger trucks and trailers, various other vehicles and a district office and equipment yard in and near Borger, Texas. The results of operations for the acquired entity are included in the statement of operations for the period beginning after December 8, 2003.

The amounts paid for all of the company’s acquisitions listed above were determined through arms-length negotiations between the parties.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share.

	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the Year Ended December 31, 2005:
Basic earnings per common share	$212,442	45,940	$4.62
Effect of dilutive stock options	—	249	(.02)

Diluted earnings per common share	$212,442	46,189	$4.60

For the Year Ended December 31, 2004:
Basic earnings per common share	$90,275	45,717	$1.97
Effect of dilutive stock options	—	217	—

Diluted earnings per common share	$90,275	45,934	$1.97

For the Year Ended December 31, 2003:
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$48,864	43,616	$1.12
Cumulative effect of change in accounting principle net of income tax	1,325	43,616	0.03

Net Income	$50,189	43,616	$1.15

Diluted earnings per Common share:
Weighted average number of common shares used in basic earnings per common share		43,616
Effect of dilutive stock options		157

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share		43,773

Income before cumulative effect of change in accounting principle	$48,864	43,773	$1.12
Cumulative effect of change in accounting principle net of income tax	1,325	43,773	0.03

Net Income	$50,189	43,773	$1.15

The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of common shares for the years ended December 31,:

	2005	2004	2003
Options	—	127,500	137,850

Average Exercise Price	$—	$37.83	$22.52

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-term debt consisted of the following as of December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Revolving Credit Loan, with Interest at December 31, 2005 and 2004 of 4.9% and 3.1%, Respectively	$145,000	$95,500
Less Current Portion	—	—

Total Long-Term Debt	$145,000	$95,500

On November 4, 2005, the company entered into a second amendment to its credit agreement dated January 30, 2004. Under the terms of the second amendment, the lenders’ aggregate commitment was increased from $150.0 million to $235.0 million. This credit agreement consists of a revolving credit facility maturing on January 30, 2008. Borrowings under the credit facility are limited to a commitment amount and the company has currently elected to have the full $235.0 million available as the commitment amount. The company is charged a commitment fee of .375 of 1% on the amount available but not borrowed. The company incurred origination, agency and syndication fees of $515,000 at the inception of the new agreement, $40,000 of which will be paid annually and the remainder of the fees amortized over the four year life of the agreement. During 2005, the company incurred additional origination, agency and syndication fees of $187,500 while amending the credit agreement and these fees are being amortized over the remaining life of the agreement. The average interest rate for 2005 was 4.8%. At December 31, 2005 and February 22, 2006, Unit’s borrowings were $145.0 million and $104.4 million, respectively.

The borrowing base under the current credit facility is subject to re-determination on May 10 and November 10 of each year. The latest supported the full $235.0 million. Each re-determination is based primarily on the sum of a percentage of the discounted future value of the company’s oil and natural gas reserves, as determined by the banks. The determination of the company’s borrowing base also includes an amount representing a small part of the value of the drilling rig fleet (limited to $20.0 million) as well as such loan value as the lenders reasonably attribute to Superior Pipeline Company’s cash flow as defined in the credit agreement. The credit agreement allows for one requested special re-determination of the borrowing base by either the banks or the company between each scheduled re-determination date.

At the company’s election, any part of the outstanding debt may be fixed at a London Interbank Offered Rate (LIBOR) Rate for a 30, 60, 90 or 180 day term. During any LIBOR Rate funding period the outstanding principal balance of the note to which such LIBOR Rate option applies may be repaid on three days prior notice to the administrative agent and subject to the payment of any applicable funding indemnification amounts. Interest on the LIBOR Rate is computed at the LIBOR Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and payable at the end of each term or every 90 days whichever is less. Borrowings not under the LIBOR Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At December 31, 2005, all of the company’s $145.0 million borrowings were subject to the LIBOR rate.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit agreement includes prohibitions against:

•	the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of the company’s consolidated net income for the preceding fiscal year,

•	the incurrence of additional debt with certain limited exceptions, and

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of the company’s property, except in favor of the company’s banks.

The credit agreement also requires that the company have at the end of each quarter:

•	consolidated net worth of at least $350.0 million,

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1, and

•	a leverage ratio of long-term debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

On December 31, 2005, the company was in compliance with the covenants of its credit agreement.

Other long-term liabilities consisted of the following as of December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Separation Benefit Plan	$2,788	$2,821
Deferred Compensation Plan	2,611	2,111
Retirement Agreement	1,676	1,240
Workers’ Compensation	19,394	17,175
Gas Balancing Liability	1,080	1,080
Plugging Liability	22,015	19,135

	49,564	43,562
Less Current Portion	7,583	5,837

Total Other Long-Term Liabilities	$41,981	$37,725

Estimated annual principle payments under the terms of long-term debt and other long-term liabilities from 2006 through 2010 are $7.6 million, $2.8 million, $147.5 million, $1.3 million and $1.3 million. Based on the borrowing rates currently available to Unit for debt with similar terms and maturities, long-term debt at December 31, 2005 approximates its fair value.

The following table shows the activity for the year ending December 31, 2005 relating to the company’s retirement obligation for plugging liability:

	Short-Term Plugging Liability	Long-Term Plugging Liability
	(In thousands)
Plugging Liability January 1, 2005	$226	$18,909
Accretion of Discount	14	939
Liability Incurred in the Period	—	2,861
Liability Settled in the Period	(151)	—
Reclassification of Liability From Long- to Short-Term	277	(277)
Revision of Estimate	—	(783)

Plugging Liability December 31, 2005	$366	$21,649

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INCOME TAXES

A reconciliation of the income tax expense, computed by applying the federal statutory rate to pre-tax income to Unit’s effective income tax expense is as follows:

	2005	2004	2003
	(In thousands)
Income Tax Expense Computed by Applying the Statutory Rate	$117,136	$50,437	$27,213
State Income Tax, Net of Federal Benefit	8,231	4,323	2,333
Domestic Production Activities Deduction	(2,100)	—	—
Statutory Depletion and Other	(1,036)	(930)	(659)

Income tax expense	$122,231	$53,830	$28,887

Deferred tax assets and liabilities are comprised of the following at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Deferred Tax Assets:
Allowance for losses and nondeductible accruals	$15,633	$15,228
Net operating loss carryforward	3,710	7,392
Statutory depletion carryforward	—	4,786
Alternative minimum tax credit carryforward	—	6,410

	19,343	33,816
Deferred Tax Liability:
Depreciation, depletion and amortization	(275,421)	(233,058)

Net deferred tax liability	(256,078)	(199,242)
Current Deferred Tax Asset	3,662	5,224

Non-Current—Deferred Tax Liability	$(259,740)	$(204,466)

Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2005, Unit has net operating loss carryforwards of approximately $9.8 million which expire from 2006 to 2023.

NOTE 6—EMPLOYEE BENEFIT AND COMPENSATION PLANS

In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan (“the Plan”) whereby 330,950 shares of common stock were authorized for issuance under the Plan. On May 3, 1995, Unit’s shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, bonuses may be granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in annual installments subject to certain restrictions. No shares were issued under the Plan in 2003 and 2004. On December 13, 2005, 38,190 shares were granted under the Plan at the New York Stock Exchange closing price of $58.30. Half of the shares granted will vest on January 1, 2007, and the second half will vest on January 1, 2008. Receipt of these shares is contingent on the employee remaining in the employment of the company.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity pertaining to the Stock Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	632,700	$11.08
Granted	116,850	22.89
Exercised	(202,900)	5.94
Cancelled	(9,900)	15.41

Outstanding at December 31, 2003	536,750	15.52
Granted	134,500	37.23
Exercised	(101,800)	7.84
Cancelled	(15,700)	18.66

Outstanding at December 31, 2004	553,750	22.11
Granted	34,000	37.16
Exercised	(91,237)	16.08
Cancelled	(61,800)	25.03

Outstanding at December 31, 2005	434,713	$24.14

	Outstanding Options at December 31, 2005
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$3.75	34,000	3.0 years	$3.75
$8.75	21,500	1.0 years	$8.75
$16.69 – $19.04	139,673	6.3 years	$18.21
$21.50 – $26.28	94,640	8.0 years	$23.00
$34.75 – $37.83	144,900	9.0 years	$37.68

	Exercisable Options At December 31, 2005
Exercise Prices	Number of Shares	Weighted Average Exercise Price
$3.75	34,000	$3.75
$8.75	21,500	$8.75
$16.69 – $19.04	100,873	$17.89
$21.50 – $26.28	35,730	$22.91
$34.75 – $37.83	22,700	$37.83

Options for 214,803, 226,170 and 256,300 shares were exercisable with weighted average exercise prices of $17.68, $14.46 and $5.32 at December 31, 2005, 2004 and 2003, respectively.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity pertaining to the Directors’ Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	94,000	$12.14
Granted	21,000	20.46
Exercised	(34,500)	7.73

Outstanding at December 31, 2003	80,500	16.19
Granted	24,500	28.23
Exercised	(11,000)	8.24

Outstanding at December 31, 2004	94,000	20.27
Granted	24,500	39.50
Exercised	(19,000)	17.99
Cancelled	(3,500)	39.50

Outstanding at December 31, 2005	96,000	$24.93

	Outstanding and Exercisable Options at December 31, 2005
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.90	5,000	3.3 years	$6.90
$12.19 - $17.54	14,000	5.1 years	$16.20
$20.10 - $20.46	35,000	6.8 years	$20.28
$28.23 - $39.50	42,000	8.8 years	$33.87

Under Unit’s 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. Unit may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. Unit made discretionary contributions under the plan of 51,938, 56,152 and 61,175 shares of common stock and recognized expense of $3.0 million, $1.6 million and $1.4 million in 2005, 2004 and 2003, respectively.

Unit provides a salary deferral plan (“Deferral Plan”) which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment, death or certain defined unforeseeable emergency hardships. Funds set aside in a trust to satisfy Unit’s obligation under the Deferral Plan at December 31, 2005, 2004 and 2003 totaled $2.6 million, $2.1 million and $1.8 million, respectively. Unit recognizes payroll expense and records a liability at the time of deferral.

Effective January 1, 1997, Unit adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with Unit is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with Unit up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against Unit in exchange for receiving the separation benefits. On October 28, 1997, Unit adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of Unit with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. Unit recognized expense of $0.7 million in each of the years 2005, 2004 and 2003, respectively, for benefits associated with anticipated payments from both separation plans.

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

NOTE 7—TRANSACTIONS WITH RELATED PARTIES

Unit Petroleum Company serves as the general partner of 11 oil and gas limited partnerships. Three were formed for investment by third parties and eight (the employee partnerships) were formed to allow employees of Unit and its subsidiaries and directors of Unit to participate in Unit Petroleum’s oil and gas exploration and production operations. The partnerships for the third party investments were formed in 1984 and 1986. An additional third party partnership, the 1979 Oil and Gas Limited Partnership was dissolved on July 1, 2003. Employee partnerships have been formed for each year beginning with 1984. Interests in the employee partnerships were offered to the employees of Unit and its subsidiaries whose annual base compensation was at least a specified amount ($36,000 for 2006, 2005 and 2004) and to the directors of Unit.

The employee partnerships formed in 1984 through 1990 were consolidated into a single consolidating partnership in 1993 and the employee partnerships formed in 1991 through 1999 were also consolidated into the

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts received in the years ended December 31 from both public and private Partnerships for which Unit is a general partner are as follows:

	2005	2004	2003
	(In thousands)
Contract Drilling	$399	$262	$428
Well Supervision and Other Fees	$382	$259	$236
General and Administrative Expense Reimbursement	$263	$225	$209

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

In July 2004, Unit completed its acquisition of the 60% of Superior it did not already own for $19.8 million. Superior is a midstream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas. Prior to the acquisition Unit owned a 40% equity interest in Superior. During 2005, Superior purchased $6.7 million of our natural gas production and paid $95,000 for our natural gas liquids.

On August 2, 2004, Unit completed the sale of its 16.7% limited partner interest in Eagle Energy Partners I, L.P. Eagle is engaged in the purchase and sale of natural gas, electricity (or similar electricity based products), future commodities, and the performance of scheduling and nomination services for both energy related commodities and similar energy management functions. Unit increased its sales to Eagle Energy Partners I, L.P. since it first starting selling natural gas to them in August, 2003. For the period August through December 2003 Eagle has purchased 16% of Unit’s oil and natural gas revenues. Total purchases by Eagle Energy Partnership I, L.P., which are competitively marketed, accounted for 55% of Unit’s oil and natural gas revenues in 2004.

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

The rights become exercisable 10 days after Unit learns that an acquiring person (as defined in the Plan) has acquired 15% or more of the outstanding common stock of Unit or 10 business days after the commencement of

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a tender offer, which would result in a person owning 15% or more of such shares. Unit can redeem the rights for $0.01 per right at any date prior to the earlier of (i) the close of business on the 10th day following the time Unit learns that a person has become an acquiring person or (ii) May 19, 2015 (the “Expiration Date”). The rights will expire on the Expiration Date, unless redeemed earlier by Unit.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Unit leases office space in Tulsa and Woodward, Oklahoma; Houston, Midland and Weatherford, Texas; Pinedale, Wyoming and Denver, Colorado under the terms of operating leases expiring through January 31, 2010. Additionally, Unit has several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $1.1 million, $0.8 million, $0.7 million, $0.7 million and $0.1 million in 2006, 2007, 2008, 2009 and 2010, respectively. Total rent expense incurred by the Company was $1.1 million, $0.8 million and $0.8 million in 2005, 2004 and 2003, respectively.

The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, upon the election of a limited partner, that Unit repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. Unit made repurchases of $4,000, $14,000 and $106,000 in 2005, 2004 and 2003, respectively for such limited partners’ interests.

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

We have not historically experienced any environmental liability while being a contract driller since the greatest portion of risk is borne by the operator. Any liabilities we have incurred have been small and have been resolved while the drilling rig is on the location and the cost has been included in the direct cost of drilling the well.

Due to the potential for limited availability of new drill pipe within the industry, The company has committed to purchase approximately $27.4 million of drill pipe and drill collars. The company has committed to purchase $7.3 million of additional drilling rig components for the construction of new drilling rigs with $1.5 million of that amount paid before December 31, 2005. The company has also committed $15.2 million for the purchase of two new drilling rigs with $4.6 million paid before December 31, 2005, and the remainder due at delivery. The first of these new drilling rigs should be operational by April 2006 and the second drilling rig is expected to be placed into operation in May 2006.

On December 8, 2003, the company acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest, L.L.C., for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to receive one-half of the cash flow in excess of $10.0 million for each of the three years following the acquisition. The last year of the three year earnout period is 2006 and earnouts of $7.6 million and $1.9 million were earned in 2005 and 2004 respectively.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unit is a party to various legal proceedings arising in the ordinary course of its business none of which, in management’s opinion, will result in judgments which would have a material adverse effect on Unit’s financial position, operating results or cash flows.

NOTE 10—INDUSTRY SEGMENT INFORMATION

Unit has three business segments: Contract Drilling, Oil and Natural Gas and Gas Gathering and Processing, representing its three main business units offering different products and services. The Contract Drilling segment is engaged in the land contract drilling of oil and natural gas wells, the Oil and Natural Gas segment is engaged in the development, acquisition and production of oil and natural gas properties and the Gas Gathering and Processing segment is engaged in the buying, selling, gathering, processing and treating of natural gas.

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

	2005	2004	2003
	(In thousands)
Revenues:
Contract drilling	$483,501	$309,372	$188,832
Elimination of inter-segment revenue	21,360	11,168	5,686

Contract drilling net of inter-segment revenue	462,141	298,204	183,146

Oil and natural gas	318,208	185,017	116,609

Gas gathering and processing	109,652	33,358	1,329
Elimination of inter-segment revenue	9,188	3,641	723

Gas gathering and processing net of inter-segment revenue	100,464	29,717	606

Other	4,795	6,265	1,016

Total revenues	$885,608	$519,203	$301,377

Operating Income (1):
Contract drilling	$152,793	$53,633	$20,740
Oil and natural gas	190,147	96,197	64,313
Gas gathering and processing	4,718	1,717	81

Total operating income	347,658	151,547	85,134
General and administrative expense	(14,343)	(11,987)	(9,222)
Interest expense	(3,437)	(2,695)	(693)
Other income (expense)—net	4,795	6,265	1,016

Income before income taxes	$334,673	$143,130	$76,235

Identifiable Assets (2):
Contract drilling	$593,328	$454,393	$364,855
Oil and natural gas	752,538	512,909	327,172
Gas gathering and processing	97,486	41,250	4,153

Total identifiable assets	1,443,352	1,008,552	696,180
Corporate assets	12,843	14,584	16,745

Total assets	$1,456,195	$1,023,136	$712,925

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005		2004		2003
	(In thousands)
Capital Expenditures:
Contract drilling	$142,242	(3)	$98,437	(4)	$71,899	(6)
Oil and natural gas	274,597		215,074	(5)	80,883	(7)
Gas gathering and processing	21,796		31,785		3,238
Other	1,753		3,581		702

Total capital expenditures	$440,388		$348,877		$156,722

Depreciation, Depletion and Amortization:
Contract drilling	$42,876		$33,659		$23,644
Oil and natural gas	67,282		47,517		27,343
Gas gathering and processing	3,279		982		176
Other	857		867		620

Total depreciation, depletion, amortization and impairment	$114,294		$83,025		$51,783

(1)	Operating income is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2)	Identifiable assets are those used in Unit’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.

(3)	Includes $1.1 million for goodwill acquired in the Strata Drilling, L.L.C. and $7.6 million for goodwill from the second year of the SerDrilco earn-out agreement.

(4)	Includes $4.9 million for goodwill acquired in the Sauer acquisition and $1.9 million for goodwill from the first year of the SerDrilco earn-out agreement.

(5)	Includes $26.3 million for deferred tax on assets acquired.

(6)	Includes $10.9 million for goodwill.

(7)	Includes $7.6 million for capitalized cost relating to plugging liability recorded in 2003.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2005 and 2004 is as follows:

		Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
Year Ended December 31, 2005:
Revenues	$171,580	$189,867	$231,048	$293,113

Gross profit (1)	$54,417	$66,677	$94,668	$131,896

Net income	$30,730	$39,614	$57,638	$84,460

Net income per common share:
Basic (2)	$0.67	$0.86	$1.25	$1.83

Diluted	$0.67	$0.86	$1.25	$1.82

Year Ended December 31, 2004:
Revenues	$101,610	$114,028	$143,350	$160,215

Gross profit (1)	$27,375	$35,313	$39,043	$49,816

Net income	$15,509	$20,185	$24,647	$29,934

Net income per common share:
Basic (2)	$0.34	$0.44	$0.54	$0.65

Diluted	$0.34	$0.44	$0.54	$0.65

(1)	Gross profit excludes other revenues, general and administrative expense and interest expense.

(2)	Due to the effect of rounding the basic earnings per share for the year’s four quarters does not equal annual earnings per share.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTAL INFORMATION

The capitalized costs at year end and costs incurred during the year were as follows:

	USA	Canada	Total
	(In thousands)
2003:
Capitalized costs:
Proved properties	$527,196	$914	$528,110
Unproved properties	17,149	337	17,486

	544,345	1,251	545,596
Accumulated depreciation, depletion, amortization and impairment	(240,047)	(540)	(240,587)

Net capitalized costs	$304,298	$711	$305,009

Cost incurred:
Unproved properties acquired	$8,611	$19	$8,630
Proved properties acquired	2,557	—	2,557
Exploration	7,071	—	7,071
Development (1)	62,620	5	62,625

Total costs incurred	$80,859	$24	$80,883

2004:
Capitalized costs:
Proved properties	$730,629	$993	$731,622
Unproved properties	27,842	328	28,170

	758,471	1,321	759,792
Accumulated depreciation, depletion, amortization and impairment	(287,160)	(636)	(287,796)

Net capitalized costs	$471,311	$685	$471,996

Cost incurred:
Unproved properties acquired	$17,165	$5	$17,170
Proved properties acquired	108,191	—	108,191
Exploration	8,068	—	8,068
Development	81,580	65	81,645

Total costs incurred	$215,004	$70	$215,074

2005:
Capitalized costs:
Proved properties	$994,780	$339	$995,119
Unproved properties	38,089	332	38,421

	1,032,869	671	1,033,540
Accumulated depreciation, depletion, amortization and impairment	(354,035)	(671)	(354,706)

Net capitalized costs	$678,834	$—	$678,834

Cost incurred:
Unproved properties acquired	$23,810	$4	$23,814
Proved properties acquired	106,921	—	106,921
Exploration	16,862	—	16,862
Development	126,953	47	127,000

Total costs incurred	$274,546	$51	$274,597

(1)	Includes $7.0 million of capitalized cost for plugging liability recorded in the first quarter of 2003 for wells drilled in prior years.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a summary of the oil and natural gas property costs not being amortized at December 31, 2005, by the year in which such costs were incurred:

	2005	2004	2003	2002 and Prior	Total
	(In thousands)
Undeveloped Leasehold Acquired	$19,011	$13,350	$3,794	$2,266	$38,421

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the company is unable to estimate when these costs will be included in the amortization calculation.

The results of operations for producing activities are provided below.

	USA	Canada	Total
	(In thousands)
2003:
Revenues	$114,398	$171	$114,569
Production costs	(21,366)	(21)	(21,387)
Depreciation, depletion and amortization	(27,059)	(20)	(27,079)

	65,973	130	66,103
Income tax expense	(24,508)	(41)	(24,549)

Results of operations for producing activities (excluding corporate overhead and financing costs)	$41,465	$89	$41,554

2004:
Revenues	$181,640	$435	$182,075
Production costs	(36,125)	(38)	(36,163)
Depreciation, depletion and amortization	(47,114)	(96)	(47,210)

	98,401	301	98,702
Income tax expense	(36,752)	(95)	(36,847)

Results of operations for producing activities (excluding corporate overhead and financing costs)	$61,649	$206	$61,855

2005:
Revenues	$314,211	$332	$314,543
Production costs	(53,393)	(56)	(53,449)
Depreciation, depletion and amortization	(66,875)	(35)	(66,910)

	193,943	241	194,184
Income tax expense	(70,833)	(96)	(70,929)

Results of operations for producing activities (excluding corporate overhead and financing costs)	$123,110	$145	$123,255

The DD&A rate for Unit’s United States properties was $1.65, $1.42 and $1.14 per equivalent Mcf in 2005, 2004 and 2003, respectively. The DD&A rate for Canada was $0.57, $0.69 and $0.51 per equivalent Mcf in 2005, 2004 and 2003, respectively.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated quantities of proved developed oil and natural gas reserves and changes in net quantities of proved developed and undeveloped oil and natural gas reserves were as follows (unaudited):

	USA		Canada		Total
	Oil Bbls	Natural Gas Mcf	Oil Bbls	Natural Gas Mcf	Oil Bbls	Natural Gas Mcf
			(In thousands)
2003:
Proved developed and undeveloped reserves:
Beginning of year	4,096	244,494	—	317	4,096	244,811
Revision of previous estimates	629	(10,510)	—	371	629	(10,139)
Extensions, discoveries and other additions	1,000	39,762	—	—	1,000	39,762
Purchases of minerals in place	8	437	—	—	8	437
Sales of minerals in place	(76)	(31)	—	—	(76)	(31)
Production	(516)	(20,610)	—	(38)	(516)	(20,648)

End of Year	5,141	253,542	—	650	5,141	254,192

Proved developed reserves:
Beginning of year	2,951	168,049	—	317	2,951	168,366
End of year	3,984	182,203	—	650	3,984	182,853

2004:
Proved developed and undeveloped reserves:
Beginning of year	5,141	253,542	—	650	5,141	254,192
Revision of previous estimates	1,230	(10,035)	—	(251)	1,230	(10,286)
Extensions, discoveries and other additions	512	38,402	—	—	512	38,402
Purchases of minerals in place	2,743	40,275	—	—	2,743	40,275
Sales of minerals in place	(17)	(28)	—	—	(17)	(28)
Production	(1,048)	(27,010)	—	(139)	(1,048)	(27,149)

End of Year	8,561	295,146	—	260	8,561	295,406

Proved developed reserves:
Beginning of year	3,984	182,203	—	650	3,984	182,853
End of year	7,030	223,351	—	260	7,030	223,611

2005:
Proved developed and undeveloped reserves:
Beginning of year	8,561	295,146	—	260	8,561	295,406
Revision of previous estimates	217	(2,461)	—	389	217	(2,072)
Extensions, discoveries and other additions	1,105	50,941	—	—	1,105	50,941
Purchases of minerals in place	1,072	43,056	—	—	1,072	43,056
Sales of minerals in place	—	—	—	(432)	—	(432)
Production	(1,084)	(33,997)	—	(61)	(1,084)	(34,058)

End of Year	9,871	352,685	—	156	9,871	352,841

Proved developed reserves:
Beginning of year	7,030	223,351	—	260	7,030	223,611
End of year	8,454	269,223	—	156	8,454	269,379

(1)	Oil includes natural gas liquids in barrels.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes:

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Estimates of oil and natural gas reserves require extensive judgments of reservoir engineering data as previously explained. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. Indeed the uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. The information set forth herein is, therefore, subjective and, since judgments are involved, may not be comparable to estimates submitted by other oil and natural gas producers. In addition, since prices and costs do not remain static and no price or cost escalations or de-escalations have been considered, the results are not necessarily indicative of the estimated fair market value of estimated proved reserves, nor of estimated future cash flows.

The standardized measure of discounted future net cash flows (“SMOG”) was calculated using year-end prices and costs, and year-end statutory tax rates, adjusted for permanent differences that relate to existing proved oil and natural gas reserves. SMOG as of December 31 is as follows (unaudited):

	USA	Canada	Total
	(In thousands)
2003:
Future cash flows	$1,548,785	$3,500	$1,552,285
Future production costs	(418,007)	(581)	(418,588)
Future development costs	(72,891)	—	(72,891)
Future income tax expenses	(313,827)	(805)	(314,632)

Future net cash flows	744,060	2,114	746,174
10% annual discount for estimated timing of cash flows	(325,182)	(738)	(325,920)

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$418,878	$1,376	$420,254

2004:
Future cash flows	$1,987,064	$1,467	$1,988,531
Future production costs	(515,392)	(325)	(515,717)
Future development costs	(94,590)	—	(94,590)
Future income tax expenses	(469,833)	(250)	(470,083)

Future net cash flows	907,249	892	908,141
10% annual discount for estimated timing of cash flows	(386,233)	(296)	(386,529)

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$521,016	$596	$521,612

2005:
Future cash flows	$3,222,106	$1,104	$3,223,210
Future production costs	(753,501)	(432)	(753,933)
Future development costs	(142,259)	—	(142,259)
Future income tax expenses	(791,906)	(146)	(792,052)

Future net cash flows	1,534,440	526	1,534,966
10% annual discount for estimated timing of cash flows	(671,149)	(134)	(671,283)

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves	$863,291	$392	$863,683

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows (unaudited):

	USA	Canada	Total
	(In thousands)
2003:
Sales and transfers of oil and natural gas produced, net of production costs	$(93,948)	$(150)	$(94,098)
Net changes in prices and production costs	65,611	195	65,806
Revisions in quantity estimates and changes in production timing	(14,637)	1,007	(13,630)
Extensions, discoveries and improved recovery, less related costs	113,421	—	113,421
Changes in estimated future development cost	(5,356)	—	(5,356)
Previously estimated cost incurred during the period	15,664	—	15,664
Purchases of minerals in place	881	—	881
Sales of minerals in place	(837)	—	(837)
Accretion of discount	48,317	66	48,383
Net change in income taxes	(38,950)	(386)	(39,336)
Other—net	(16,088)	130	(15,958)

Net change	74,078	862	74,940
Beginning of year	344,800	514	345,314

End of year	$418,878	$1,376	$420,254

2004:
Sales and transfers of oil and natural gas produced, net of production costs	$(145,265)	$(647)	$(145,912)
Net changes in prices and production costs	39,017	(3)	39,014
Revisions in quantity estimates and changes in production timing	(6,267)	(721)	(6,988)
Extensions, discoveries and improved recovery, less related costs	116,362	—	116,362
Changes in estimated future development cost	(6,604)	—	(6,604)
Previously estimated cost incurred during the period	15,655	—	15,655
Purchases of minerals in place	132,960	—	132,960
Sales of minerals in place	(226)	—	(226)
Accretion of discount	59,619	191	59,810
Net change in income taxes	(87,961)	354	(87,607)
Other—net	(15,152)	46	(15,106)

Net change	102,138	(780)	101,358
Beginning of year	418,878	1,376	420,254

End of year	$521,016	$596	$521,612

2005:
Sales and transfers of oil and natural gas produced, net of production costs	$(260,818)	$(276)	$(261,094)
Net changes in prices and production costs	358,271	(478)	357,793
Revisions in quantity estimates and changes in production timing	(3,959)	1,138	(2,821)
Extensions, discoveries and improved recovery, less related costs	218,923	—	218,923
Changes in estimated future development cost	(14,281)	—	(14,281)
Previously estimated cost incurred during the period	21,330	—	21,330
Purchases of minerals in place	128,187	—	128,187
Sales of minerals in place	—	(640)	(640)
Accretion of discount	78,629	77	78,706
Net change in income taxes	(183,825)	61	(183,764)
Other—net	(182)	(86)	(268)

Net change	342,275	(204)	342,071
Beginning of year	521,016	596	521,612

End of year	$863,291	$392	$863,683

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future cash flows are computed by applying year-end spot prices of oil $61.04 and natural gas $8.07 relating to proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.

The company’s management assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this report.

(c)	Changes in Internal Control Over Financial Reporting

As of the last quarter, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information regarding Directors and Executive Officers appearing under the headings “Item 1: Election of Directors”, and “Other Matters” of our 2006 Proxy Statement is incorporated by reference in this section. The information under the heading “Executive Officers” in Items 1 and 2 of this Form 10-K is also incorporated by reference in this section.

Item 11.	Executive Compensation.

The information appearing under the headings “Directors’ Compensation and Benefits”, “Executive Compensation”, “Termination of Employment & Change in Control Arrangements”, “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” of our 2006 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information appearing under the heading “Ownership of Our Common Stock by Beneficial Owners and Management” of our 2006 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

The information appearing under the heading “Other Matters” of our 2006 Proxy Statement is incorporated by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing under the headings “Report of Audit Committee”, “Principal Accounting Fees and Services” and “Ratification of Appointment of Auditors” of our 2006 Proxy Statement is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements, Schedules and Exhibits:

1.	Financial Statements:

Included in Part II of this report:

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2004 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules:

Included in Part IV of this report for the years ended December 31, 2005, 2004 and 2003:

Schedule II—Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

The exhibit numbers in the following list correspond to the numbers assigned such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

3.	Exhibits:

2.6.1	Amended and Restated Stock Purchase Agreement dated as of June 24, 2002 by and among Unit Corporation, George B. Kaiser and Kaiser Francis Oil Company (incorporated herein by reference to Exhibit 99.1 to Form 8-K dated August 27, 2002).

2.6.2	Amended and Restated Share Purchase Agreement dated as of June 24, 2002, by and among Unit Corporation, Kaiser Francis Charitable Income Trust B and Kaiser Francis Oil Company (incorporated herein by reference to Exhibit 99.2 to Form 8-K dated August 27, 2002).

3.1	Restated Certificate of Incorporation of Unit Corporation (filed as Exhibit 3.1 to Form S-3 (file No. 333-83551), which is incorporated herein by reference).

3.2	By-Laws of Unit Corporation as amended through February 15, 2005 (filed as Exhibit 3.1 to Unit’s Form 8-K, dated February 22, 2005 which is incorporated herein by reference).

4.2.3	Form of Common Stock Certificate (filed as Exhibit 4.1 on Form S-3 as S.E.C. File No. 333-83551, which is incorporated herein by reference).

4.2.6	Rights Agreement between Unit Corporation and Chemical Bank, as Rights Agent (filed as Exhibit 1 to Unit’s Form 8-A filed with the S.E.C. on May 23, 1995, File No. 1-92601 and incorporated herein by reference).

4.2.7	First Amendment of Rights Agreement dated May 19, 1995, between the Company and Mellon Shareholder Services LLC, as Rights Agent (filed as Exhibit 4 to Unit’s Form 8-K dated August 23, 2001, which is incorporated herein by reference).

4.2.8	Second Amendment of the Rights Agreement, dated August 14, 2002, between the Company and Mellon Shareholder Services LLC, as Rights Agent (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference).

4.2.9	Rights Agreement as amended and restated on May 18, 2005 (filed as Exhibit 4.1 to Unit’s Form 8-K dated May 18, 2005, which is incorporated herein by reference).

4.3	Indenture (filed as Exhibit 4.3 to Unit’s Form S-3 filed with the S.E.C. File No. 333-104165, which is incorporated herein by reference).

10.1.26	Credit Agreement dated January 30, 2004 (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference).

10.1.27	First Amendment to Credit Agreement dated June 13, 2005 (filed as Exhibit 10.1 to Unit’s Form 8-K dated June 13, 2005, which is incorporated herein by reference).

10.1.27	Second Amendment to Credit Agreement effective November 1, 2005 (filed as Exhibit 10.1 to Unit’s Form 8-K dated November 4, 2005, which is incorporated herein by reference).

10.1.28	Third Amended and Restated Security Agreement effective November 1, 2005 (filed as Exhibit 10.2 to Unit’s Form 8-K dated November 4, 2005, which is incorporated herein by reference).

10.1.29	Form of Unit Corporation Restricted Stock Bonus Agreement (filed as Exhibit 10.1 to Unit’s Form 8-K dated December 13, 2005, which is incorporated herein by reference).

10.2.2	Unit 1979 Oil and Gas Program Agreement of Limited Partnership (filed as Exhibit I to Unit Drilling and Exploration Company’s Registration Statement on Form S-1 as S.E.C. File No. 2-66347, which is incorporated herein by reference).

10.2.10	Unit 1984 Oil and Gas Program Agreement of Limited Partnership (filed as an Exhibit 3.1 to Unit 1984 Oil and Gas Program’s Registration Statement Form S-1 as S.E.C. File No. 2-92582, which is incorporated herein by reference).

10.2.21*	Unit Drilling and Exploration Employee Bonus Plan (filed as Exhibit 10.16 to Unit’s Registration Statement on Form S-4 as S.E.C. File No. 33-7848, which is incorporated herein by reference).

10.2.22*	The Company’s Amended and Restated Stock Option Plan (filed as an Exhibit to Unit’s Registration Statement on Form S-8 as S.E.C. File No’s. 33-19652, 33-44103 and 33-64323 which is incorporated herein by reference).

10.2.23*	Unit Corporation Non-Employee Directors’ Stock Option Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-49724, which is incorporated herein by reference).

10.2.24*	Unit Corporation Employees’ Thrift Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-53542, which is incorporated herein by reference).

10.2.25	Unit Consolidated Employee Oil and Gas Limited Partnership Agreement (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

10.2.27*	Unit Corporation Salary Deferral Plan (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

10.2.30*	Separation Benefit Plan of Unit Corporation and Participating Subsidiaries as amended (filed as Exhibit 10.1 to Unit’s Form 8-K dated December 20, 2004).

10.2.32*	Unit Corporation Separation Benefit Plan for Senior Management as amended (filed as an Exhibit 10.1 to Unit’s Form 8-K dated December 20, 2004).

10.2.33*	Unit Corporation Special Separation Benefit Plan as amended (filed as Exhibit 10.3 to Unit’s Form 8-K dated December 20, 2004).

10.2.35	Unit 2000 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under the cover of Form 10-K for the year ended December 31, 1999).

10.2.36*	Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 333-38166, which is incorporated herein by reference).

10.2.37*	Unit Corporation’s Amended and Restated Stock Option Plan (filed as an Exhibit to Unit’s Registration Statement on Form S-8 as S.E.C. File No. 333-39584 which is incorporated herein by reference).

10.2.38	Unit 2001 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under the cover of Form 10-K for the year ended December 31, 2000).

10.2.41	Unit 2002 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2001).

10.2.42	Unit 2003 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2002).

10.2.43	Unit 2004 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2003).

10.2.44	Unit 2005 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2004).

10.2.45	Form of Indemnification Agreement entered into between the Company and its executive officers and directors (filed as Exhibit 10.1 to Unit’s Form 8-K dated February 22, 2005, which is incorporated herein by reference).

10.2.46	Unit 2006 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23.1	Consent of Registered Public Accounting Firm (filed herein).

23.2	Consent of Independent Petroleum Engineers (filed herein).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

99.2*	Separation Agreement, dated May 11, 2001, between the Registrant and Mr. Kirchner (filed as Exhibit 99.4 to Unit’s Form 8-K dated May 18, 2001, which is incorporated herein by reference).

99.2*	Consulting Agreement, dated December 16, 2004, between John G. Nikkel and the Registrant (filed as Exhibit 10.4 to Unit’s Form 8-K dated December 20, 2004).

*	Indicates a management contract or compensatory plan identified under the requirements of Item 14 of Form 10-K.

Schedule II

UNIT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Deductions & Net Write-Offs	Balance at End of Period
		(In thousands)
Year ended December 31, 2005	$1,661	$—	$49	$1,612

Year ended December 31, 2004	$1,223	$400	$(38)	$1,661

Year ended December 31, 2003	$1,203	$645	$625	$1,223

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

Date: March 9, 2006	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2006.

Name	Title

/s/ JOHN G. NIKKEL John G. Nikkel	Chairman of the Board and Director

/s/ LARRY D. PINKSTON Larry D. Pinkston	President and Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

/s/ DAVID T. MERRILL David T. Merrill	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ STANLEY W. BELITZ Stanley W. Belitz	Controller (Principal Accounting Officer)

/s/ J. MICHAEL ADCOCK J. Michael Adcock	Director

/s/ GARY CHRISTOPHER Gary Christopher	Director

/s/ DON COOK Don Cook	Director

/s/ KING P. KIRCHNER King P. Kirchner	Director

/s/ WILLIAM B. MORGAN William B. Morgan	Director

/s/ ROBERT SULLIVAN, JR. Robert Sullivan, Jr.	Director

/s/ JOHN H. WILLIAMS John H. Williams	Director

EXHIBIT INDEX

Exhibit No.	Description
10.2.46	Unit 2006 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Petroleum Engineers.

31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.