Form 10-Q
period 2006-06-30
UNIT CORP
filed 2006-08-09
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, 46,278,590 shares of the issuer's common stock were outstanding.

FORM 10-Q
UNIT CORPORATION

TABLE OF CONTENTS
		Page
		Number
	PART I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets
	June 30, 2006 and December 31, 2005	2

	Consolidated Condensed Statements of Income
	Three and Six Months Ended June 30, 2006 and 2005	4

	Consolidated Condensed Statements of Cash Flows
	Six Months Ended June 30, 2006 and 2005	5

	Consolidated Condensed Statements of Comprehensive Income
	Three and Six Months Ended June 30, 2006 and 2005	6

	Notes to Consolidated Condensed Financial Statements	7

	Report of Independent Registered Public Accounting Firm	21

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	41

Item 4.	Controls and Procedures	41

	PART II. Other Information
Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$801	$947
Restricted cash	18	268
Accounts receivable	191,045	199,765
Materials and supplies	14,777	14,108
Other	7,687	8,597
Total current assets	214,328	223,685

Property and Equipment:
Drilling equipment	709,185	626,913
Oil and natural gas properties, on the full cost
method:
Proved properties	1,126,521	995,119
Undeveloped leasehold not being amortized	42,520	38,421
Gas gathering and processing equipment	70,159	60,354
Transportation equipment	19,141	17,338
Other	15,137	12,935
	1,982,663	1,751,080
Less accumulated depreciation, depletion, amortization
and impairment	650,562	575,410
Net property and equipment	1,332,101	1,175,670

Goodwill	39,659	39,659
Other Assets	12,844	17,181
Total Assets	$1,598,932	$1,456,195

The accompanying notes are an integral part of the
consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30,	December 31,
	2006	2005
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87,509	$109,621
Accrued liabilities	28,328	32,819
Income taxes payable	4,952	16,941
Contract advances	10,852	5,548
Current portion of other liabilities	7,028	7,583
Total current liabilities	138,669	172,512

Long-Term Debt	129,700	145,000

Other Long-Term Liabilities	53,480	41,981

Deferred Income Taxes	284,982	259,740

Shareholders’ Equity:
Preferred stock, $1.00 par value, 5,000,000 shares
authorized, none issued	---	---
Common stock, $.20 par value, 175,000,000 shares
authorized, 46,275,670 and 46,178,162 shares
issued, respectively	9,255	9,236
Capital in excess of par value	330,941	328,037
Accumulated other comprehensive income	745	485
Unearned compensation - restricted stock	---	(2,226)
Retained earnings	651,160	501,430
Total shareholders’ equity	992,101	836,962
Total Liabilities and Shareholders’ Equity	$1,598,932	$1,456,195

The accompanying notes are an integral part of the
consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands except per share amounts)
Revenues:
Contract drilling	$175,908	$105,825	$337,338	$202,506
Oil and natural gas	81,954	61,976	176,280	118,840
Gas gathering and processing	21,720	21,104	47,202	39,334
Other	767	962	2,337	767
Total revenues	280,349	189,867	563,157	361,447

Expenses:
Contract drilling:
Operating costs	79,117	64,298	159,426	127,729
Depreciation	12,845	10,381	24,686	19,991
Oil and natural gas:
Operating costs	18,988	12,590	37,294	25,003
Depreciation, depletion and
amortization	25,041	14,845	49,223	29,277
Gas gathering and processing:
Operating costs	18,717	19,387	41,518	36,221
Depreciation	1,232	727	2,382	1,365
General and administrative	4,402	3,160	8,368	7,131
Interest	1,017	585	2,007	1,272
Total expenses	161,359	125,973	324,904	247,989
Income Before Income Taxes	118,990	63,894	238,253	113,458

Income Tax Expense:
Current	33,141	12,140	63,299	21,557
Deferred	11,032	12,140	25,224	21,557
Total income taxes	44,173	24,280	88,523	43,114

Net Income	$74,817	$39,614	$149,730	$70,344

Net Income per Common Share:
Basic	$1.62	$0.86	$3.24	$1.53

Diluted	$1.61	$0.86	$3.23	$1.53

The accompanying notes are an integral part of the
consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash Flows From Operating Activities:
Net income	$149,730	$70,344
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	76,640	51,025
Deferred tax expense	25,224	21,557
Other	3,566	1,803
Changes in operating assets and liabilities
increasing (decreasing) cash:
Accounts receivable	7,650	(12,885)
Accounts payable	(30,993)	(37,082)
Material and supplies inventory	(669)	(1,536)
Accrued liabilities	(14,114)	6,803
Contract advances	5,304	457
Other - net	1,147	881
Net cash provided by operating activities	223,485	101,367

Cash Flows From (Used In) Investing Activities:
Capital expenditures (including producing property,
drilling rig and other acquisitions)	(214,452)	(113,481)
Proceeds from disposition of assets	3,795	3,563
Other-net	250	(43)
Net cash used in investing activities	(210,407)	(109,961)

Cash Flows From (Used In) Financing Activities:
Borrowings under line of credit	(130,900)	(93,300)
Payments under line of credit	115,600	92,700
Net change in other long-term
liabilities	---	180
Proceeds from exercise of stock options	654	559
Book overdrafts	1,422	9,406
Net cash from (used in) financing activities	(13,224)	9,545

Net Increase (Decrease) in Cash and Cash Equivalents	(146)	951

Cash and Cash Equivalents, Beginning of Year	947	665
Cash and Cash Equivalents, End of Period	$801	$1,616

The accompanying notes are an integral part of the
consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$74,817	$39,614	$149,730	$70,344
Other Comprehensive Income,
Net of Taxes:
Change in value of cash
flow derivative
instruments used as
cash flow hedges	155	1,012	379	(452)
Reclassification -
derivative settlements	(69)	74	(119)	102
Comprehensive Income	$74,903	$40,700	$149,990	$69,994

The accompanying notes are an integral part of the
consolidated condensed financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited consolidated condensed financial statements include the accounts of Unit Corporation and its directly or indirectly wholly owned subsidiaries (company) and have been prepared under the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under these regulations, certain information and footnote disclosures have been condensed or omitted and the consolidated condensed financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the company, the unaudited consolidated condensed financial statements contain all adjustments necessary (all adjustments are of a normal recurring nature) to state fairly the interim financial information.

Results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be realized during the full year. The consolidated condensed financial statements should be read with the company’s Annual Report on Form 10-K for the year ended December 31, 2005. With respect to the unaudited financial information of Unit Corporation for the three and six month periods ended June 30, 2006 and 2005, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 8, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on that information should be restricted in light of the limited review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

On January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)) to account for stock-based employee compensation. Among other items, FAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. The company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified after December 31, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. To the extent compensation cost relates to employees directly involved in oil and natural gas acquisition, exploration and development activities, these amounts are capitalized to oil and natural gas properties. Amounts not capitalized to oil and natural gas properties are recognized in general and administrative expense and operating costs of the company's business segments. The company utilizes the Black-Scholes option pricing model to measure the fair value of stock options. Before the adoption of FAS 123(R), the company followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation. Prior period financial statements have not been restated.

Any unearned compensation recorded under APB 25 related to stock-based compensation awards is required to be eliminated against the appropriate equity accounts. As a result, with the adoption of FAS 123(R) we eliminated $2.2 million of unearned compensation cost and reduced additional paid-in capital by the same amount on our condensed consolidated balance sheet.

The following table illustrates, for the three month and six month periods ending June 30, 2005, the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. Compensation expense included in reported net income before January 1, 2006 is the company’s matching 401(k) contribution.

	Three	Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
	(In thousands except
	per share amounts)

Net Income, as Reported	$39,614	$70,344
Add Stock-Based Employee Compensation
Expense Included in Reported Net
Income, Net of Tax	397	946
Less Total Stock-Based
Employee Compensation Expense
Determined Under Fair Value Based
Method For All Awards	(890)	(1,920)
Pro Forma Net Income	$39,121	$69,370

Basic Earnings per Share:
As reported	$0.86	$1.53

Pro forma	$0.85	$1.51

Diluted Earnings per Share:
As reported	$0.86	$1.53

Pro forma	$0.85	$1.51

In the second quarter and first six months of 2006, the company recognized stock compensation cost of $0.6 million and $1.3 million, respectively and capitalized stock compensation cost for oil and natural gas properties of $0.2 million and $0.4 million, respectively. The remaining unrecognized compensation cost related to unvested awards at June 30, 2006 is approximately $3.7 million with $0.9 million of this amount to be capitalized. The weighted average period of time over which this cost will be recognized is 0.8 years.

The following table estimates the fair value of each option granted during the three and six month periods ending June 30, 2006 and 2005 using the Black-Scholes model applying the estimated values presented in the table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Options Granted	33,000	54,500	33,000	58,500

Estimated Fair Value (In Millions)	$0.8	$1.2	$0.8	$1.3

Estimate of Stock Volatility	0.38	0.51	0.38	0.51 to 0.55

Estimated Dividend Yield	0%	0%	0%	0%

Risk Free Interest Rate	5.00%	4.35%	5.00%	4.35 to 4.42%

Expected Life Range Based on
Prior Experience (In Years)	3 to 7	3 to 10	3 to 7	3 to 10

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

At the company's annual meeting on May 3, 2006, the company's shareholders approved the Unit Corporation Stock and Incentive Compensation Plan. This plan allows for the issuance of 2.5 million shares of common stock with 2.0 million shares being the maximum number of shares that can be issued as "incentive stock options." Awards under the Plan may be granted in any one or a combination of the following forms:

. incentive stock options under Section 422 of the Internal Revenue Code;
. non-qualified stock options;
. performance shares;
. performance units;
. restricted stock;
. restricted stock units;
. stock appreciation rights;
. cash based awards; and
. other stock-based awards.

The plan also contains various limits as to the amount of awards that can be given to an employee in any fiscal year. All awards shall be subject to the minimum vesting periods, as determined by the company's Compensation Committee and included in the award agreement. At June 30, 2006 no award had been granted under this plan.

In December 1984, the Board of Directors approved the adoption of an Employee Stock Bonus Plan (“the Plan”). Under the Plan 330,950 shares of common stock were reserved for issuance. On May 3, 1995, the company's shareholders approved and amended the Plan to increase by 250,000 shares the aggregate number of shares of common stock that could be issued under the Plan. Under the terms of the Plan, awards were granted to employees in either cash or stock or a combination thereof, and are payable in a lump sum or in installments subject to certain restrictions. As a result of the approval of the adoption of the Unit Corporation Stock and Incentive Compensation Plan at the company's annual meeting on May 3, 2006, no further grants will be made under the plan. No shares were issued under the Plan in 2003 and 2004. On December 13, 2005, 38,190 shares (in the form of restricted stock awards) were granted under the Plan at the New York Stock Exchange closing price of $58.30. Half of the shares granted will vest on January 1, 2007, and the second half will vest on January 1, 2008. Receipt of these shares is contingent on the recipients remaining employed by the company.

The company also has a Stock Option Plan (the “Option Plan”), which provided for the granting of options for up to 2,700,000 shares of common stock to officers and employees. The Option Plan permitted the issuance of qualified or nonqualified stock options. Options granted typically become exercisable at the rate of 20% per year one year after being granted and expire after 10 years from the original grant date. The exercise price for options granted under the Option Plan is the fair market value of the common stock on the date of the grant. As a result of the approval of the adoption of the Unit Corporation Stock and Incentive Compensation Plan at the company's annual meeting on May 3, 2006, no further grants will be made under the Option Plan.

Activity pertaining to the Option Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Number of Shares:
Outstanding at Beginning of
Period	405,670	488,173	434,713	553,750
Granted	5,000	30,000	5,000	34,000
Exercised	(20,200)	(1,860)	(49,243)	(69,437)
Forfeited	---	(48,400)	---	(50,400)
Outstanding at End of Period	390,470	467,913	390,470	467,913

Weighted Average Exercise Price:
Outstanding at Beginning of
Period	$24.50	$23.10	$24.14	$22.11
Granted	55.83	37.48	55.83	37.16
Exercised	9.62	22.40	15.21	15.45
Forfeited	---	23.13	---	23.71
Outstanding at End of Period	$25.67	$23.98	$25.67	$23.98

            The intrinsic value of options exercised in the second quarter and first six months of 2006 was $1.0 million and $2.1 million, respectively. Shares totaling 5,800 and 6,600 vested during the second quarter and first six months of 2006, respectively. Total cash received from the option shares exercised in the second quarter and first six months of 2006 was $0.03 million and $0.6 million, respectively.

	Outstanding Options Under The
	Option Plan At June 30, 2006
		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
Exercise Prices	Shares	Life	Price
$3.75	34,000	2.5 years	$3.75
$8.75	2,500	0.5 years	$8.75
$16.69 - $19.04	114,600	5.9 years	$18.34
$21.50 - $26.28	90,930	7.5 years	$22.97
$34.75 - $37.83	143,440	8.5 years	$37.68
$53.90 - $60.32	5,000	9.7 years	$55.83

The aggregate intrinsic value of the 390,470 shares outstanding at June 30, 2006 was $12.2 million with a weighted average remaining contractual term of 6.9 years.

	Exercisable Options Under The
	Option Plan At June 30, 2006
		Weighted
		Average
	Number of	Exercise
Exercise Prices	Shares	Price
$3.75	34,000	$3.75
$8.75	2,500	$8.75
$16.69 - $19.04	75,800	$17.98
$21.50 - $26.28	32,820	$22.90
$34.75 - $37.83	27,040	$37.67
$53.90 - $60.32	---	---

Options for 172,160 and 159,333 shares were exercisable with weighted average exercise prices of $19.06 and $14.12 at June 30, 2006 and 2005, respectively. The aggregate intrinsic value of shares exercisable at June 30, 2006 was $6.5 million with a weighted average remaining contractual term of 5.7 years.

In February and May 1992, the Board of Directors and shareholders, respectively, approved the Unit Corporation Non-Employee Directors’ Stock Option Plan (the “Old Plan”) and in February and May 2000, the Board of Directors and shareholders, respectively, approved the Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, which replaced the Old Plan, an aggregate of 300,000 shares of common stock may be issued on exercise of the stock options. Under the Old Plan, on the first business day following each annual meeting of stockholders of Unit, each person who was then a member of the Board of Directors of Unit and who was not then an employee of the company or any of its subsidiaries was granted an option to purchase 2,500 shares of common stock. Under the Directors’ Plan, commencing with the year 2000 annual meeting, the amount granted has been increased to 3,500 shares of common stock. The option price for each stock option is the fair market value of the common stock on the date the stock options are granted. No stock options may be exercised during the first six months of its term except in case of death and no stock options are exercisable after 10 years from the date of grant.

Activity pertaining to the Old Plan and the 'Directors’ Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Number of Shares:
Outstanding at Beginning of
Period	92,500	88,000	96,000	94,000
Granted	28,000	24,500	28,000	24,500
Exercised	---	---	(3,500)	(6,000)
Forfeited	---	---	---	---
Outstanding at End of Period	120,500	112,500	120,500	112,500

Weighted Average Exercise Price:
Outstanding at Beginning of
Period	$25.11	$20.76	$24.93	$20.27
Granted	62.40	39.50	62.40	39.50
Exercised	---	---	20.10	13.10
Forfeited	---	---	---	---
Outstanding at End of Period	$33.78	$24.84	$33.78	$24.84

 The intrinsic value of options exercised in the first six months of 2006 was $0.1 million. No shares were exercised in the second quarter of 2006 and no shares vested during the second quarter and first six months of 2006. Total cash received from option shares exercised in the first six months of 2006 was $0.1 million.

	Outstanding Options Under The Old Plan
	And The 'Directors' Plan At June 30, 2006
		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
Exercise Prices	Shares	Life	Price
$6.90	5,000	2.8 years	$6.90
$12.19 - $17.54	14,000	4.6 years	$16.20
$20.10 - $20.46	31,500	6.4 years	$20.30
$28.23 - $39.50	42,000	8.3 years	$33.87
$62.40	28,000	9.8 years	$62.40

The aggregate intrinsic value of the 120,500 shares outstanding at June 30, 2006 was $2.8 million with a weighted average remaining contractual term of 7.5 years.

	Exercisable Options Under The Old Plan
	And The 'Directors' Plan At June 30, 2006
			Weighted
			Average
	Number of		Exercise
Exercise Prices	Shares		Price
$6.90	5,000		$6.90
$12.19 - $17.54	14,000		$16.20
$20.10 - $20.46	31,500		$20.30
$28.23 - $39.50	42,000		$33.87
$62.40	---	$	---

Options for 92,500 and 88,000 shares were exercisable with weighted average exercise prices of $25.11 and $20.76 at June 30, 2006 and 2005, respectively. The aggregate intrinsic value of shares exercisable at June 30, 2006 was $2.9 million with a weighted average remaining term of 6.8 years.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share for the three month periods indicated was computed as follows:

		Weighted
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the Three Months Ended
June 30, 2006:
Basic earnings per common share	$74,817	46,228	$1.62
Effect of dilutive stock options
and restricted stock bonus shares	--	215	(0.01)
Diluted earnings per common share	$74,817	46,443	$1.61

For the Three Months Ended
June 30, 2005:
Basic earnings per common share	$39,614	45,859	$0.86
Effect of dilutive stock options	--	235	--
Diluted earnings per common share	$39,614	46,094	$0.86

              The following options and their average exercise prices were not included in the computation of diluted earnings per share for the three months ended June 30, 2006 and 2005 because the option exercise prices were greater than the average market price of the common stock:

	2006	2005

Options	29,500		---

Average Exercise Price	$62.29	$	---

Basic and diluted earnings per share for the six month periods indicated was computed as follows:

		Weighted
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the Six Months Ended
June 30, 2006:
Basic earnings per common share	$149,730	46,214	$3.24
Effect of dilutive stock options
and restricted stock bonus shares	--	204	(0.01)
Diluted earnings per common share	$149,730	46,418	$3.23

For the Six Months Ended
June 30, 2005:
Basic earnings per common share	$70,344	45,829	$1.53
Effect of dilutive stock options	--	234	--
Diluted earnings per common share	$70,344	46,063	$1.53

               The following options and their average exercise prices were not included in the computation of diluted earnings per share for the six months ended June 30, 2006 and 2005 because the option exercise prices were greater than the average market price of the common stock:

	2006	2005

Options	29,500		---

Average Exercise Price	$62.29	$	---

NOTE 3 - ACQUISITIONS

  On May 16, 2006, the company’s wholly owned subsidiary, Unit Petroleum Company, announced it had closed the acquisition of certain oil and natural gas properties from a group of private entities for approximately $32.4 million in cash. Proved oil and natural gas reserves involved in this acquisition consisted of approximately 14.2 Bcfe. This acquisition has an effective date of April 1, 2006 and the $32.4 million paid in this acquisition increased our basis in oil and natural gas properties held under the full cost method.

NOTE 4 - CREDIT AGREEMENT

As of June 30, 2006 and December 31, 2005, long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Revolving Credit Loan,
with Interest at June 30, 2006 and
December 31, 2005 of 5.6% and 4.9%,
respectively	$129,700	$145,000

Less Current Portion	--	--

Total Long-Term Debt	$129,700	$145,000

The company has a revolving $235.0 million credit facility maturing on January 30, 2008. Borrowings under the credit facility are limited to a commitment amount. Effective June 1, 2006, the company elected to reduce the commitment amount available from the full $235.0 million to $175.0 million. The company is charged a commitment fee of .375 of 1% on the amount available but not borrowed. The company incurred origination, agency and syndication fees of $515,000 at the inception of the credit agreement. During 2005, in connection with its amendment of the credit agreement, the company incurred additional origination, agency and syndication fees of $187,500 and these fees are being amortized over the remaining life of the agreement. The average interest rate for the second quarter and first six months of 2006 was 5.8% and 5.6%, respectively. At June 30, 2006 and July 26, 2006, borrowings were $129.7 million and $129.5 million, respectively.

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

At the company’s election, any part of the outstanding debt may be fixed at a London Interbank Offered Rate (LIBOR) Rate for a 30, 60, 90 or 180 day term. During any LIBOR Rate funding period the outstanding principal balance of the note to which the LIBOR Rate option applies may be repaid on three days prior notice to the administrative agent and subject to the payment of any applicable funding indemnification amounts. Interest on the LIBOR Rate is computed at the LIBOR Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and payable at the end of each term or every 90 days whichever is less. Borrowings not under the LIBOR Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At June 30, 2006, $112.5 million of the company's $129.7 million in borrowings was subject to the LIBOR rate.

    The credit agreement includes prohibitions against:

.	the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of the company’s consolidated net income for the preceding fiscal year,

.	the incurrence of additional debt with certain limited exceptions, and

.	the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of the company’s property, except in favor of the company’s banks.

    The credit agreement also requires that the company have at the end of each quarter:

.	consolidated net worth of at least $350 million,

.	a current ratio (as defined in the loan agreement) of not less than 1 to 1, and

.	a leverage ratio of long-term debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

On June 30, 2006, the company was in compliance with the credit agreement covenants.

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Separation Benefit Plan	$2,909	$2,788
Deferred Compensation Plan	2,676	2,611
Retirement Agreement	1,549	1,676
Workers’ Compensation	20,833	19,394
Gas Balancing Liability	1,080	1,080
Plugging Liability	31,461	22,015
	60,508	49,564
Less Current Portion	7,028	7,583
Total Other Long-Term Liabilities	$53,480	$41,981

  Estimated annual principle payments under the terms of long-term debt and other long-term liabilities for the twelve month periods beginning July 1, 2006 through 2010 are $7.0 million, $135.0 million, $1.8 million, $1.4 million and $1.9 million. Based on the borrowing rates currently available to Unit for debt with similar terms and maturities, long-term debt at June 30, 2006 approximates its fair value.

NOTE 5 - ASSET RETIREMENT OBLIGATIONS

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

The following table shows the activity for the six months ending June 30, 2006 and 2005 relating to the company’s retirement obligation for plugging liability:

	Six Months Ended
	2006	2005
	(In Thousands)
Short-Term Plugging Liability:
Liability at beginning of period	$366	$226
Accretion of discount	3	12
Liability settled in the period	(101)	(103)
Reclassification of liability from long-term
to short-term	293	204
Revision of estimates	46	--
Plugging liability at end of period	$607	$339

Long-Term Plugging Liability:
Liability at beginning of period	$21,649	$18,909
Accretion of discount	693	447
Liability incurred or assumed in the period	1,867	338
Reclassification of liability from long-term
to short-term	(293)	(204)
Revision of estimates	6,938	(856)
Plugging liability at end of period	$30,854	$18,634

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

   In September 2005, the Emerging Issues Task Force issued Issue No. 04-13 (EITF 04-13), "Accounting for Purchases and Sales of Inventory with the Same Counterparty." The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective in reporting periods beginning after March 15, 2006. We have not entered into the type of transactions covered under EITF 04-13, so we do not expect EITF 04-13 to have a material impact on our results of operations, financial condition or cash flows.

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

   In June 2006, the Financial Accounting Standards Board (“FASB“) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently reviewing the effects of this interpretation and the company does not expect the implementation of this statement to have a material impact on the company's results of operations, financial condition or cash flows.

   In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force on EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). According to the provisions of EITF 06-3:

·    taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may include, but are not limited to, sales, use, value added, and some excise taxes; and

·    that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22 (as amended), Disclosure of Accounting Policies. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be made on an aggregate basis.

   EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Because the provisions of EITF 06-3 require only the presentation of additional disclosures, we do not expect the adoption of EITF 06-3 to have an effect on the company's results of operations, financial condition or cash flows.

NOTE 7 - GOODWILL

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

NOTE 8 - HEDGING ACTIVITY

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

In January 2005, the company entered into the following two natural gas collar contracts:

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.19

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.30

In March 2005, the company also entered into an oil collar contract:

Oil Collar Contract:
Production volume covered	1,000 Barrels/day
Period covered	April through December of 2005
Prices	Floor of $45.00 and a ceiling of $69.25

All of these hedges were cash flow hedges and there is no material amount of ineffectiveness. The fair value of the collar contracts was recognized on the June 30, 2005 balance sheet as a derivative liability of $0.5 million and at a loss of $0.3 million, net of tax, in accumulated other comprehensive income.

In February 2005, the company entered into an interest rate swap to help manage its exposure to possible future interest rate increases. The contract swaps $50.0 million of variable rate debt to fixed and covers the period from March 1, 2005 through January 30, 2008. This period coincides with the remaining length of the company’s current credit facility. The fixed rate is based on three-month LIBOR and is at 3.99%. The swap is a cash flow hedge. As a result of this interest rate swap, in the second quarter and first six months of 2006 the company's interest expense was decreased by $0.1 million and $0.2 million, respectively. The company’s interest expense was increased by $0.1 million in the second quarter of 2005 and $0.2 million for the six months ended June 30, 2005. The fair value of the swap was recognized on the June 30, 2006 balance sheet as current and non-current derivative assets totaling $1.2 million and a gain of $0.7 million, net of tax, in accumulated other comprehensive income.

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

    The company evaluates the performance of these operating segments based on operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. The company has natural gas production in Canada, which is not significant. Information regarding the company’s operations by segment for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Revenues:
Contract drilling	$185,793	$110,098	$353,475	$209,418
Elimination of inter-segment
revenue	9,885	4,273	16,137	6,912
Contract drilling net of
inter-segment revenue	175,908	105,825	337,338	202,506

Oil and natural gas	81,954	61,976	176,280	118,840

Gas gathering and processing	25,020	23,038	54,258	43,126
Elimination of inter-segment
revenue	3,300	1,934	7,056	3,792
Gas gathering and processing
net of inter-segment revenue	21,720	21,104	47,202	39,334

Other (1)	767	962	2,337	767
Total revenues	$280,349	$189,867	$563,157	$361,447

Operating Income (2):
Contract drilling	$83,946	$31,146	$153,226	$54,786
Oil and natural gas	37,925	34,541	89,763	64,560
Gas gathering and processing	1,771	990	3,302	1,748
Total operating income	123,642	66,677	246,291	121,094

General and administrative
expense	(4,402)	(3,160)	(8,368)	(7,131)
Interest expense	(1,017)	(585)	(2,007)	(1,272)
Other income - net	767	962	2,337	767
Income before income
taxes	$118,990	$63,894	$238,253	$113,458

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

We have reviewed the accompanying consolidated condensed balance sheet of Unit Corporation and its subsidiaries as of June 30, 2006, and the related consolidated condensed statements of income and comprehensive income for each of the three and six month periods ended June 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the company’s management.

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
August 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2006. This Quarterly Report modifies and supersedes documents filed before this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

 You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report

FINANCIAL CONDITION

Summary. Our financial condition and liquidity depends on the cash flow from our three principal business segments (and our subsidiaries that carry out those operations) and borrowings under our bank credit agreement.

      Our three principal business segments are:

• contract drilling carried out by our subsidiaries Unit Drilling Company, Unit Texas Drilling,
L.L.C.and Service Drilling Southwest, L.L.C.;
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

The following is a summary of certain financial information as of June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005:

	June 30,	June 30,	Percent
	2006	2005	Change
	(In thousands except percent amounts)
Working Capital	$75,659	$30,971	144%
Long-Term Debt	$129,700	$94,900	37%
Shareholders’ Equity	$992,101	$680,710	46%
Ratio of Long-Term Debt to Total
Capitalization	12%	12%	---%
Net Income	$149,730	$70,344	113%
Net Cash Provided by Operating Activities	$223,485	$101,367	120%
Net Cash Used in Investing Activities	$(210,407)	$(109,961)	91%
Net Cash Provided by (Used in) Financing
Activities	$(13,224)	$9,545	(239)%

The following table summarizes certain operating information for the six months ended June 30, 2006 and 2005:

	June 30,	June 30,	Percent
	2006	2005	Change
Oil Production (MBbls)	685	537	28%
Natural Gas Production (MMcf)	21,150	15,514	36%
Average Oil Price Received	$55.88	$45.15	24%
Average Oil Price Received Excluding Hedges	$55.88	$45.15	24%
Average Natural Gas Price Received	$6.41	$5.98	7%
Average Natural Gas Price Received Excluding Hedges	$6.41	$5.98	7%
Average Number of Our Drilling Rigs in Use During
the Period	109.5	99.8	10%
Total Number of Drilling Rigs Available at the End
of the Period	115	103	12%
Average Dayrate	$17,870	$10,782	66%
Gas Gathered—MMBtu/day	229,448	114,472	100%
Gas Processed—MMBtu/day	23,212	31,005	(25)%
Number of Active Natural Gas Gathering Systems	37	35	6%

At June 30, 2006, we had unrestricted cash totaling $0.8 million and we had borrowed $129.7 million of the $175.0 million we have elected to have available under our credit agreement.

Our Bank Credit Agreement. At June 30, 2006, we had a $235.0 million revolving credit facility maturing on January 30, 2008. Borrowings under the credit facility are limited to a commitment amount and effective June 1, 2006, the company elected to reduce the commitment amount available from the full $235.0 million to $175.0 million. We are charged a commitment fee of .375 of 1% on the amount available but not borrowed. We incurred origination, agency and syndication fees of $515,000 at the inception of the agreement. During 2005, we incurred additional origination, agency and syndication fees of $187,500 while amending the credit agreement and these fees are being amortized over the remaining life of the agreement. The average interest rate for the first six months of 2006 was 5.6%. At June 30, 2006 and July 26, 2006, our borrowings were $129.7 million and $129.5 million, respectively.

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

At our election, any part of the outstanding debt may be fixed at a London Interbank Offered Rate (LIBOR) Rate for a 30, 60, 90 or 180 day term. During any LIBOR Rate funding period the outstanding principal balance of the note to which such LIBOR Rate option applies may be repaid on three days prior notice to the administrative agent and subject to the payment of any applicable funding indemnification amounts. Interest on the LIBOR Rate is computed at the LIBOR Base Rate applicable for the interest period plus 1.00% to 1.50% depending on the level of debt as a percentage of the total loan value and payable at the end of each term or every 90 days whichever is less. Borrowings not under the LIBOR Rate bear interest at the JPMorgan Chase Prime Rate payable at the end of each month and the principal borrowed may be paid anytime in part or in whole without premium or penalty. At June 30, 2006, $112.5 million of the $129.7 million we had borrowed was subject to the LIBOR rate.

The credit agreement includes prohibitions against:

. the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year,
. the incurrence of additional debt with certain limited exceptions, and
. the creation or existence of mortgages or liens, other than those in the ordinary course of business, on
. any of our property, except in favor of our banks.

The credit agreement also requires that we have at the end of each quarter:

. consolidated net worth of at least $350 million,
. a current ratio (as defined in the loan agreement) of not less than 1 to 1, and
. a leverage ratio of long-term debt to consolidated EBITDA (as defined in the loan agreement) for the most recently ended rolling four fiscal quarters of no greater than 3.25 to 1.0.

On June 30, 2006, we were in compliance with these covenants.

In February 2005, we entered into an interest rate swap to help manage our exposure to possible future interest rate increases. The contract swaps $50.0 million of variable rate debt to fixed and covers the period from March 1, 2005 through January 30, 2008. This period coincides with the remaining length of our current credit agreement. The fixed rate is 3.99%. The swap is a cash flow hedge. As a result of this interest rate swap, our interest expense was decreased by $0.2 million in the first six months of 2006. The fair value of the swap was recognized on the June 30, 2006 balance sheet as current and non-current derivative assets totaling $1.2 million and a gain of $0.7 million, net of tax, in accumulated other comprehensive income.

Contractual Commitments. At June 30, 2006 we have the following contractual obligations:

	Payments Due by Period
		Less
Contractual		Than 1	2-3	4-5	After 5
Obligations	Total	Year	Years	Years	Years
	(In thousands)
Bank Debt (1)	$139,890	$6,424	$133,466	$ ---	$	---
Retirement Agreements (2)	1,549	600	949	---		---
Operating Leases (3)	3,046	1,101	1,503	442		---
Drill Pipe, Drilling Rigs and
Equipment Purchases (4)	24,318	24,318	---	---		---
Total Contractual
Obligations	$168,803	$32,443	$135,918	$442	$	---

(1)
See the previous discussion in Management Discussion and Analysis regarding bank debt. This obligation is presented in accordance with the terms of the credit agreement and includes interest calculated at the June 30, 2006 interest rate of 5.6% including the effect of the interest rate swap related to $50.0 million of the outstanding debt.

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

(4)
Due to the potential for limited availability of new drill pipe within the industry, we have committed to purchase approximately $14.4 million of drill pipe and drill collars and we have also committed to purchase $4.9 million of additional rig components. In April 2006, we committed $6.2 million for the purchase of major components to construct two drilling rigs with $1.2 million or 20% paid at the time of commitment. An additional 30% will be paid at the anticipated inspection date in August with the remainder due at delivery late in the third quarter. The first of these new drilling rigs should be placed into service in the first part on November 2006 and the second drilling rig is expected to be placed into service in the first part of December 2006.

On December 8, 2003, the company acquired SerDrilco Incorporated and its subsidiary, Service Drilling Southwest, L.L.C., for $35.0 million in cash. The terms of the acquisition include an earn-out provision allowing the sellers to receive one-half of the cash flow in excess of $10.0 million for each of the three years following the acquisition. For the year ending December 31, 2006, the third year of the earn-out period, the drilling rigs included in the earn-out provision had cash flow during the first six months of $22.4 million.

             At June 30, 2006, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

		Amount of Commitment Expiration
		Per Period
	Total
	Amount
	Committed	Less
Other	Or	Than 1	2-3	4-5	After 5
Commitments	Accrued	Year	Years	Years	Years
		(In thousands)
Deferred Compensation
Agreement (1)	$2,676	Unknown	Unknown	Unknown	Unknown
Separation Benefit
Agreement (2)	$2,909	$386	Unknown	Unknown	Unknown
Plugging Liability (3)	$31,461	$607	$2,225	$2,029	$26,600
Gas Balancing
Liability (4)	$1,080	Unknown	Unknown	Unknown	Unknown
Repurchase
Obligations (5)	Unknown	Unknown	Unknown	Unknown	Unknown
Workers’ Compensation
Liability (6)	$20,833	$5,435	$3,958	$1,353	$10,087

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
(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2006, with a subsidiary of ours serving as general partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $7,000, $4,000 and $14,000 in 2006, 2005 and 2004, respectively.
(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

Hedging. Periodically we hedge the prices we will receive for a portion of our future natural gas and oil production. We do so in an attempt to reduce the impact and uncertainty that price variations have on our cash flow.

In January 2005, we entered into the following two natural gas collar contracts:

First Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.19

Second Contract:
Production volume covered	10,000 MMBtus/day
Period covered	April through October of 2005
Prices	Floor of $5.50 and a ceiling of $7.30

In March 2005, we also entered into an oil collar contract:

Oil Collar Contract:
Production volume covered	1,000 Barrels/day
Period covered	April through December of 2005
Prices	Floor of $45.00 and a ceiling of $69.25

                    All of these hedges are cash flow hedges and there is no material amount of ineffectiveness. The fair value of the collar contracts was recognized on the June 30, 2005 balance sheet as a derivative liability of $0.5 million and at a loss of $0.3 million, net of tax, in accumulated other comprehensive income.

We did not have any oil and natural gas hedges outstanding at June 30, 2006.

In February 2005, we entered into an interest rate swap to help manage our exposure to possible future interest rate increases. The contract swaps $50.0 million of variable rate debt to fixed and covers the period from March 1, 2005 through January 30, 2008. This period coincides with the remaining length of our current credit facility. The fixed rate is based on three-month LIBOR and is at 3.99%. The swap is a cash flow hedge. As a result of this interest rate swap, our interest expense was decreased by $0.1 million in the second quarter of 2006 and $0.2 million for the six months ended June 30, 2006. In the second quarter and first six months of 2005, our interest expense was increased by $0.1 million and $0.2 million, respectively, as a result of the interest rate swap. The fair value of the swap was recognized on the June 30, 2006 balance sheet as current and non-current derivative assets totaling $1.2 million and a gain of $0.7 million, net of tax, in accumulated other comprehensive income.

Self-Insurance or Retentions. We are self-insured for certain losses relating to workers’ compensation, general liability, property damage, control of well and employee medical benefits. In addition, our insurance policies contain deductibles or retentions per occurrence that range from $0.5 million for Oklahoma workers' compensation to $1.0 million for general liability and drilling rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain types of claims. However, there is no assurance that the insurance coverage we have will adequately protect us against liability from all potential consequences. If our insurance coverage becomes more expensive, we may choose to decrease our limits and increase our deductibles rather than pay higher premiums. We have elected to use an ERISA governed occupational injury benefit plan to cover the field and support staff for drilling operations in the State of Texas in lieu of covering them under an insured Texas workers’ compensation plan.

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

Based on our first six months 2006 production, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $333,000 per month ($4.0 million annualized) change in our pre-tax operating cash flow. Our six month 2006 average natural gas price was $6.41 compared to an average natural gas price of $5.98 for the first six months of 2005. A $1.00 per barrel change in our oil price would have a $107,000 per month ($1.3 million annualized) change in our pre-tax operating cash flow based on our production in the first six months of 2006. Our first six month 2006 average oil price was $55.88 compared with an average oil price of $45.15 received in the first six months of 2005.

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

Oil and Natural Gas Acquisitions and Capital Expenditures. Most of our capital expenditures are discretionary and directed toward future growth. Our decision to increase our oil and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We drilled 103 wells (38.65 net wells) in the first six months of 2006 compared to 83 wells (28.61 net wells) in the first six months of 2005. Our total capital expenditures for oil and natural gas exploration and acquisitions in the first six months of 2006 totaled $135.5 million. Based on current prices, we plan to drill an estimated 235 wells in 2006 and estimate our total capital expenditures for oil and natural gas exploration and acquisitions to be approximately $240.0 million excluding the $32.4 million paid in the acquisition of certain oil and natural gas properties from a group of private entities in the second quarter of 2006. Whether we are able to drill the full number of wells we are planning on drilling is dependent on a number of factors, many of which are beyond our control and include the availability of drilling rigs, the cost to drill wells, the weather and the efforts of outside industry partners.

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

                On May 16, 2006, the company’s wholly owned subsidiary, Unit Petroleum Company, announced it had closed the acquisition of certain oil and natural gas properties from a group of private entities for approximately $32.4 million in cash. Proved oil and natural gas reserves involved in this acquisition consist of approximately 14.2 Bcfe. Approximately 45% of the reserves associated with these properties are located in Oklahoma, 36% are located in Texas and 19% in New Mexico. This acquisition had an effective date of April 1, 2006 and the $32.4 million paid in this acquisition increased our basis in oil and natural gas properties held under the full cost method.

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

Because of the current high demand for drilling rigs we are experiencing some difficulty in hiring and retaining all of the rig crews we need. In response to our labor difficulties, we implemented longevity pay incentives in 2004 and increased wages in some of our drilling areas that had not already received pay increases in 2004, at the end of the second quarter of 2005. We also increased wages in one of our divisions starting in the second quarter of 2006 and again, at the end of the second quarter for all but two of our divisions. To date, these efforts have allowed us to meet our labor requirements. However, if current demand for drilling rigs continues, shortages of experienced personnel may limit our ability to operate our drilling rigs at or above the 98% utilization rate we achieved in the first six months of 2006.

We currently do not have any shortages of drill pipe and drilling equipment. Because of the potential for shortages in the availability of new drill pipe, at June 30, 2006 we have commitments to purchase approximately $14.4 million of drill pipe and drill collars in 2006 and we have also committed to purchase $4.9 million of additional rig components. We are also constructing another drilling rig which should be place in service in the third quarter of 2006.

In April 2006, we committed to purchase major components to construct two drilling rigs for a total of $6.2 million. The first rig should be placed into service in the first part of November 2006 and the second rig should be placed into service in the first part of December 2006. We paid $1.2 million or 20% at the time of the commitment and have agreed to pay an additional 30% at the anticipated inspection date in August with the remainder payable at delivery late in the third quarter.

Most of our contract drilling fleet is targeted to the drilling of natural gas wells so changes in natural gas prices have a disproportionate influence on the demand for our drilling rigs as well as the prices we can charge for our contract drilling services. In June 2006, our average dayrate for the 115 drilling rigs that we owned was $18,904 with a 98% utilization rate. In the first six months of 2006 our average dayrate was $17,870 per day compared to $10,782 in the first six months of 2005. The average number of drilling rigs used was 109.5 (98%) in the first six months of 2006 compared to 99.8 (98%) in the first six months of 2005. Based on the average utilization of our drilling rigs during the first six months of 2006, a $100 per day change in dayrates has a $10,950 per day ($4.0 million annualized) change in our pre-tax operating cash flow. We expect that utilization and dayrates for our drilling rigs will continue to depend mainly on the price of natural gas and the availability of drilling rigs to meet the demands of the industry.

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

Our contract drilling subsidiaries provide drilling services for our exploration and production subsidiary. The contracts for these services are issued under the same conditions and rates as the contracts we have entered into with unrelated third parties for comparable type projects. During the first six months of 2006 and 2005, we drilled 29 and 24 wells, respectively for our exploration and production subsidiary. The profit received by our contract drilling segment of $8.6 million and $2.4 million during the first six months of 2006 and 2005, respectively, reduced the carrying value of our oil and natural gas properties rather than being included in our profits in current operations.

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

In January 2006, we acquired a 1,000 horsepower drilling rig for approximately $3.9 million. This newly acquired drilling rig has been modified at one of our drilling yards for an additional $1.7 million and became operational in April 2006. In May we began moving a rig to our Rocky Mountain Division which we completed construction of during the first quarter of 2006. In the second quarter of 2006, we also completed the purchase of two new drilling rigs for $15.2 million with $4.6 million paid prior to second quarter of 2006 and the remaining $10.6 million paid at delivery. The first drilling rig was placed into service in May 2006 and the second drilling rig was placed into service in June 2006. The addition of this rig brings our rig fleet to 115 at the end of June 2006.

We began constructing another drilling rig which should be placed in service in the third quarter and another rig will be constructed to be placed in service in the fourth quarter of 2006. In April 2006, we committed to purchase major components to construct two drilling rigs for $6.2 million. We paid $1.2 million or 20% at the time of the commitment and have agreed to pay an additional 30% at the anticipated inspection date in August with the remainder payable at delivery late in the third quarter. The first of these two rigs should be placed in service in the first part of November 2006 and the second should be placed in service in the first part of December 2006.

For our contract drilling operations, during the first six months of 2006, we incurred $87.9 million in capital expenditures. For the year 2006, we have budgeted capital expenditures of approximately $199.0 million which includes plans to add the eight rigs previously discussed. We have plans to build two additional rigs, but due to delays with the manufacturer these rigs will not be available for service until the first quarter of 2007.

Acquisition of Natural Gas Gathering and Processing Company. Our natural gas gathering and processing operations are conducted through Superior Pipeline Company, L.L.C. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and it operates two natural gas treatment plants, owns five processing plants, 37 active gathering systems and 575 miles of pipeline. Superior operates in Oklahoma, Texas, Louisiana and Kansas and has been in business since 1996. This subsidiary enhances our ability to gather and market our natural gas and third party natural gas and gives us additional capacity to construct or acquire existing natural gas gathering and processing facilities. During the first six months of 2006, Superior purchased $4.5 million of our natural gas production and natural gas liquids and provided gathering and transportation services of $2.6 million. Intercompany revenue from services and purchases of production between this business segments and our oil and natural gas operations has been eliminated in our consolidated condensed financial statements.

During the first six months of 2006 we incurred $10.0 million in capital expenditures for our natural gas gathering and processing segment as compared to $11.8 million in the first six months of 2005. For all of 2006, we have budgeted capital expenditures of approximately $29.0 million. Our focus is on growing this segment through the construction of new facilities or acquisitions. Superior gathered 229,448 MMBtu per day in the first six months of 2006 compared to 114,472 MMBtu per day in the first six months of 2005 and processed 23,212 MMBtu per day in the first six months of 2006 compared to 31,005 MMBtu per day in the first six months of 2005. The significant increase in volumes gathered per day is primarily attributable to one natural gas gathering system that gathered 136,732 MMBtu and 43,894 MMBtu per day during the first six months of 2006 and 2005, respectively. One of our largest gathering systems changed pipeline outlets between the comparative periods and the new outlet is accepting the delivered natural gas unprocessed causing a reduction in processed natural gas between the quarters.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)) to account for stock-based employee compensation. Among other items, FAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting for equity compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in our financial statements over the remaining vesting period. For equity-based compensation awards granted or modified after December 31, 2005, compensation expense, based on the fair value on the date of grant or modification, will be recognized in our financial statements over the vesting period. To the extent compensation cost relates to employees directly involved in oil and natural gas acquisition, exploration and development activities, such amounts are capitalized to oil and natural gas properties. Amounts not capitalized to oil and natural gas properties are recognized in general and administrative expense and operating costs of our business segments. We utilize the Black-Scholes option pricing model to measure the fair value of stock options. Prior to the adoption of SFAS 123(R), we followed the intrinsic value method in accordance with APB 25 to account for employee stock-based compensation. Prior period financial statements have not been restated. As a result of the implementation of FAS 123(R) we expensed $0.4 million in the contract drilling segment, $0.3 million in the oil and natural gas segment and $0.6 million to corporate general and administrative expense, for a total of $1.3 million, in the first six months of 2006 and capitalized as part of geological and geophysical cost of $0.4 million.

Any unearned compensation recorded under APB 25 related to stock-based compensation awards is required to be eliminated against the appropriate equity accounts. As a result, upon adoption of FAS 123(R) we eliminated $2.2 million of unearned compensation cost and reduced additional paid-in capital by the same amount on our condensed consolidated balance sheet.

The remaining unrecognized compensation cost related to unvested awards at June 30, 2006 is approximately $3.7 million with $0.9 million of that amount to be capitalized. The weighted average period of time over which this cost will be recognized is 0.8 years. If we had applied the fair value provisions of FAS 123(R) to stock-based employee compensation for the six month period ended June 30, 2005, net income and earnings per share would have been reduced by approximately $1.0 million and $0.02 respectively and for the three month period ended June 30, 2005 by approximately $0.5 million and $0.01, respectively.

Under the provision of FAS 123(R), tax deductions associated with our stock based compensation plans in excess of the compensation cost recognized are recorded as an increase to additional paid in capital and reflected as a financing cash flow in the statement of cash flows. In the first six months of 2006, almost all options exercised were incentive stock options for which no tax deduction was immediately available. Accordingly, the adoption of FAS 123(R) did not have a material impact on our consolidated statements of cash flows for the six month period ended June 30, 2006.

In September 2005, the Emerging Issues Task Force issued Issue No. 04-13 (EITF 04-13), "Accounting for Purchases and Sales of Inventory with the Same Counterparty." The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 was effective in reporting periods beginning after March 15, 2006. We have not entered into the type of transactions covered under EITF 04-13, so we do not expect EITF 04-13 to have a material impact on our results of operations, financial condition or cash flows.

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

In June 2006, the Financial Accounting Standards Board (“FASB“) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effects of this interpretation and we do not expect the implementation of this statement to have a material impact on our results of operations, financial condition or cash flows.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force on EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). According to the provisions of EITF 06-3:

·   taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer may include, but are not limited to, sales, use, value added, and some excise taxes; and

·   that the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22 (as amended), Disclosure of Accounting Policies. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be made on an aggregate basis.

EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Because the provisions of EITF 06-3 require only the presentation of additional disclosures, we do not expect the adoption of EITF 06-3 to have an effect on our results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2006 versus Quarter Ended June 30, 2005

Provided below is a comparison of selected operating and financial data for the second quarter of 2006 versus the second quarter of 2005:

	Quarter Ended	Quarter Ended
	June 30,	June 30,	Percent
	2006	2005	Change
Total Revenue	$280,349,000	$189,867,000	48%
Net Income	$74,817,000	$39,614,000	89%
Drilling:
Revenue	$175,908,000	$105,825,000	66%
Operating costs	$79,117,000	$64,298,000	23%
Percentage of revenue from
daywork contracts	100%	100%	---
Average number of rigs in use	110.3	100.3	10%
Average dayrate on daywork
contracts	$18,588	$11,298	65%
Depreciation	$12,845,000	$10,381,000	24%
Oil and Natural Gas:
Revenue	$81,954,000	$61,976,000	32%
Operating costs	$18,988,000	$12,590,000	51%
Average natural gas price (Mcf)	$5.76	$6.27	(8)%
Average oil price (Bbl)	$57.11	$45.79	25%
Natural gas production (Mcf)	10,438,000	7,861,000	33%
Oil production (Bbl)	359,000	257,000	40%
Depreciation, depletion and
amortization rate (Mcfe)	$1.98	$1.57	26%
Depreciation, depletion and
amortization	$25,041,000	$14,845,000	69%
Gas Gathering and Processing:
Revenue	$21,720,000	$21,104,000	3%
Operating costs	$18,717,000	$19,387,000	(3)%
Depreciation	$1,232,000	$727,000	69%
Gas gathered - MMbtu/day	243,399	121,611	100%
Gas processed - MMbtu/day	22,812	31,670	(28)%

General and Administrative Expense	$4,402,000	$3,160,000	39%
Interest Expense	$1,017,000	$585,000	74%
Income Tax Expense	$44,173,000	$24,280,000	82%
Average Interest Rate	5.78%	4.64%	25%
Average Long-Term Debt Outstanding	$118,220,000	$84,267,000	40%

                  Industry demand for our drilling rigs increased throughout 2005 and remained strong in the first six months of 2006. Drilling revenues increased $70.1 million or 66% in the second quarter of 2006 versus the second quarter of 2005. Since the first quarter of 2005, we have placed 14 additional drilling rigs into service. Six of the drilling rigs were newly constructed drilling rigs, one was a refurbished rig acquired in the first quarter on 2005 and seven were drilling rigs acquired in the acquisition of Texas Wyoming Drilling, Inc. We lost one of our older drilling rigs to a blow out and subsequent fire early in the first quarter of 2006. The net 13 additional drilling rigs increased our second quarter 2006 drilling revenues by approximately 16%. The increase in revenue from these additional drilling rigs and the increase in utilization of our previously owned drilling rigs represented 15% of the total increase in revenues. Increases in dayrates and mobilization fees accounted for 85% of the increase in total drilling revenues. Our average dayrate in the second quarter of 2006 was 65% higher than in the second quarter of 2005. Demand for our drilling rigs is anticipated to be strong throughout 2006 and into 2007, but we do not expect the dramatic increases in daywork revenue per day as was experienced throughout 2005 and into the second quarter of 2006. Opportunities to increase rig revenues through economical acquisition of existing drilling rigs is expected to be limited in 2006, due to the high demand for drilling rigs and the resulting sales prices being at very high levels.

Drilling operating costs increased $14.8 million or 23% between the comparative quarters. The increase in operating costs from the net 13 additional drilling rigs placed in service since the first quarter of 2005 and increased utilization of our previously owned drilling rigs represented 43% of the total increase in operating cost. Increases in operating cost per day accounted for 57% of the increase in total operating costs. Operating cost per day increased $835 in the second quarter of 2006 when compared with the second quarter of 2005. The majority of the increase was attributable to costs directly associated with increases in labor cost. We expect the demand for drilling rigs to remain high throughout 2006 and into 2007, resulting in continued increases in our drilling rig expenses. We did not drill any turnkey or footage wells in second quarter of 2006 or 2005. Contract drilling depreciation increased $2.5 million or 24%. The addition of the net 13 drilling rigs placed in service since the first quarter of 2005 increased depreciation $1.2 million or 12% with the remainder of the increase attributable to the increase in utilization of previously owned drilling rigs.

Oil and natural gas revenues increased $20.0 million or 32% in the second quarter of 2006 as compared to the second quarter of 2005. A 34% increased in equivalent production volumes, increases in average oil prices and a 40% increase in overhead fees charged to outside interest owners accounted for the increase which was partially offset by decreased natural gas prices. Average oil prices between the comparative quarters increased 25% to $57.11 per barrel while natural gas prices declined 8% to $5.76 per Mcf. In the second quarter of 2006, natural gas production increased by 33% while oil production increased 40%. Increased natural gas production came primarily from our ongoing development drilling activity, from two acquisitions completed in 2005 and from an acquisition completed in the second quarter of 2006. With the continuation of our internal drilling program and our previous acquisitions, we believe our total production for 2006 compared to 2005 will increase 25% to 30%. Actual increases in revenues, however, will also be driven by commodity prices received for our production.

 Oil and natural gas operating costs increased $6.4 million or 51% in the second quarter of 2006 as compared to 2005. An increase in the average cost per equivalent Mcf produced represented 39% of the increase in production costs with the remaining 61% of the increase attributable to the increase in volumes produced from both development drilling and producing property acquisitions. Lease operating expenses represented 64% of the increase, gross production taxes 20%, general and administrative cost directly related to oil and natural gas production 14% and increased accretion on plugging liability 2%. Lease operating expenses per Mcfe increased 24% between the comparative quarters. The increase is primarily due to increases in the cost of goods and services. Total workover expense between the comparative quarters increased 3%. Gross production taxes increased due to the increase in natural gas volumes produced between the comparative quarters. General and administrative expenses increased as labor costs increased primarily due to a 18% increase in the average number of employees working in the exploration and production area. Total depreciation, depletion and amortization (“DD&A”) increased $10.2 million or 69%. Higher production volumes accounted for 49% of the increase while increases in our DD&A rate represented 51% of the increase. The increase in our DD&A rate in the second quarter of 2006 compared to the second quarter of 2005 resulted primarily from a 14% increase in our finding cost in 2005 and continued increases in our finding cost into the first six months of 2006. Demand for drilling rigs throughout our areas of exploration have increased the dayrates we pay to drill wells in our developmental program and the increase in natural gas and oil prices has caused increased sales prices for producing property acquisitions. We do believe there continues to be economical opportunities for acquisitions.

Our natural gas gathering and processing segment is engaged primarily in the mid-stream buying and selling, gathering, processing and treating of natural gas. We operate two natural gas treatment plants and own five processing plants, 37 active gathering systems and 575 miles of pipeline. These operations are conducted in Oklahoma, Texas, Louisiana and Kansas. Intercompany revenue from services and purchases of production between our natural gas gathering and processing segment and our oil and natural gas segments has been eliminated. Our natural gas gathering and processing revenues and depreciation were $0.6 million and $0.5 million higher in the second quarter of 2006 versus 2005, respectively. Natural gas gathering and processing operating costs decreased $0.7 million. Gas gathering volumes per day were 100% higher in the second quarter of 2006 as compared to the second quarter of 2005 while gas processing volumes per day were down 28% in the second quarter of 2006 as compared to the second quarter of 2005. The significant increase in volumes gathered per day is primarily attributable to one natural gas gathering system that gathered 148,739 MMBtu and 50,780 MMBtu per day during the second quarter of 2006 and 2005, respectively. One of our largest gathering systems changed pipeline outlets between the comparative periods and the new outlet is accepting the delivered natural gas unprocessed, causing a reduction in processed natural gas between the quarters. Our focus is on growing this segment through the construction of new facilities or acquisitions. Continued growth in this segment enhances our ability to gather and market our natural gas and third party natural gas and gives us additional capacity to construct or acquire existing natural gas gathering and processing facilities.

General and administrative expense increased $1.2 million in the second quarter of 2006 compared to the second quarter of 2005. The increase in cost was caused primarily from increases in the number of employees and the additional expense incurred from the implementation of Financial Accounting Standards (FAS) No. 123(R) “Share-Based Payment" which requires the recognition of expense related to the value of stock options granted over their vesting period.

Total interest expense increased 74% between the comparative quarters. Average debt outstanding was 40% higher in the second quarter of 2006 as compared to the second quarter of 2005 primarily due to the fourth quarter 2005 and second quarter 2006 acquisition of producing properties for $82.0 million and $32.4 million in cash, respectively. Average debt outstanding accounted for approximately 54% of the interest expense increase, with the remaining 46% resulting from an increase in average interest rates on our bank debt. A reduction in interest expense of $0.1 million from the settlement of the interest rate swap partially offset the increases. Associated with our increased level of development of oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems, we capitalized $0.9 million of interest in the second quarter of 2006 compared with $0.5 million in the second quarter of 2005.

Income tax expense increased $19.9 million or 82% due primarily to the increase in income before income taxes. Our effective tax rate for the second quarter of 2006 was 37.1% versus 38.0% in the second quarter of 2005. With our increase in income and the reduction of a majority of our net operating loss carryforwards in prior periods, the portion of our taxes reflected as current income tax expense has increased in the second quarter of 2006 when compared with the second quarter of 2005. Current income tax expense for the second quarter of 2006 and 2005 was $33.1 million and $12.1 million, respectively. Income taxes paid in the second quarter of 2006 were $60.8 million. During the second quarter of 2006, the state of Texas enacted a new margin tax which will go into effect in 2007. Based upon the nature of this margin tax, it will be accounted for as income tax in our financial statements. The impact on our deferred income tax liabilities and our effective tax rate for 2006 was not significant.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Provided below is a comparison of selected operating and financial data for the first six months of 2006 versus the first six months of 2005:

	Six Months Ended	Six Months Ended
	June 30,	June 30,	Percent
	2006	2005	Change
Total Revenue	$563,157,000	$361,447,000	56%
Net Income	$149,730,000	$70,344,000	113%
Drilling:
Revenue	$337,338,000	$202,506,000	67%
Operating costs	$159,426,000	$127,729,000	25%
Percentage of revenue from
daywork contracts	100%	100%	---
Average number of rigs in use	109.5	99.8	10%
Average dayrate on daywork
contracts	$17,870	$10,782	66%
Depreciation	$24,686,000	$19,991,000	23%
Oil and Natural Gas:
Revenue	$176,280,000	$118,840,000	48%
Operating costs	$37,294,000	$25,003,000	49%
Average natural gas price (Mcf)	$6.41	$5.98	7%
Average oil price (Bbl)	$55.88	$45.15	24%
Natural gas production (Mcf)	21,150,000	15,514,000	36%
Oil production (Bbl)	685,000	537,000	28%
Depreciation, depletion and
amortization rate (Mcfe)	$1.94	$1.55	24%
Depreciation, depletion and
amortization	$49,223,000	$29,277,000	68%
Gas Gathering and Processing:
Revenue	$47,202,000	$39,334,000	20%
Operating costs	$41,518,000	$36,221,000	15%
Depreciation	$2,382,000	$1,365,000	75%
Gas gathered - MMbtu/day	229,448	114,472	100%
Gas processed - MMbtu/day	23,212	31,005	(25)%

General and Administrative Expense	$8,368,000	$7,131,000	17%
Interest Expense	$2,007,000	$1,272,000	58%
Income Tax Expense	$88,523,000	$43,114,000	105%
Average Interest Rate	5.60%	4.21%	33%
Average Long-Term Debt Outstanding	$115,922,000	$90,537,000	28%

Industry demand for our drilling rigs increased throughout 2005 and remained strong in the first six months of 2006. Drilling revenues increased $134.8 million or 67% in the first six months of 2006 versus the first six months of 2005. Since the first quarter of 2005, we have placed 14 additional drilling rigs into service. Six of the drilling rigs were newly constructed drilling rigs, one was a refurbished rig acquired in the first quarter on 2005 and seven were drilling rigs acquired in the acquisition of Texas Wyoming Drilling, Inc. We lost one of our older drilling rigs to a blow out and subsequent fire early in the first quarter of 2006. The net 13 additional drilling rigs increased our first six months 2006 drilling revenues by approximately 15%. The increase in revenue from these additional drilling rigs and the increase in utilization of our previously owned drilling rigs represented 15% of the total increase in revenues. Increases in dayrates and mobilization fees accounted for 85% of the increase in total drilling revenues. Our average dayrate in the first six months of 2006 was 66% higher than in the first six months of 2005. Opportunities to increase rig revenues through economical acquisition of existing drilling rigs is expected to be limited in 2006, due to the high demand for drilling rigs and the resulting sales prices being at very high levels.

Drilling operating costs increased $31.7 million or 25% between the six month periods. The increase in operating costs from the net 13 drilling rigs placed in service since the first quarter of 2005 and increased utilization of our previously owned drilling rigs represented 39% of the total increase in operating cost. Increases in operating cost per day accounted for 61% of the increase in total operating costs. Operating cost per day increased $974 in the first six months of 2006 when compared with the first six months of 2005. The majority of the increase was attributable to costs directly associated with increases in labor cost. We expect the demand for drilling rigs to remain high throughout 2006 and into 2007, resulting in continued increases in our drilling rig expenses. We did not drill any turnkey or footage wells in first six months of 2006 or 2005. Contract drilling depreciation increased $4.7 million or 23%. The addition of the net 13 drilling rigs placed in service in 2005 increased depreciation $ 2.0 million or 10% with the remainder of the increase attributable to the increase in utilization of previously owned drilling rigs.

Oil and natural gas revenues increased $57.4 million or 48% in the first six months of 2006 as compared to the first six months of 2005. The increase in average oil and natural gas prices accounted for 29% of the increase while increased equivalent natural gas production volumes accounted for 70% of the increase. Average natural gas prices between the comparative six month periods increased 7% to $6.41 per Mcf while oil prices increased 24% to $55.88 per barrel. In the first six months of 2006, natural gas production increased by 36% while oil production increased 28%. Increased natural gas production came primarily from our ongoing development drilling activity, from two acquisitions completed in 2005 and from an acquisition completed in the second quarter of 2006. With the continuation of our internal drilling program and our previous acquisitions, we believe our total production for 2006 compared to 2005 will increase 25% to 30%. Actual increases in revenues, however, will also be driven by commodity prices received for our production.

Oil and natural gas operating costs increased $12.3 million or 49% in the first six months of 2006 as compared to 2005. An increase in the average cost per equivalent Mcf produced represented 35% of the increase in production costs with the remaining 65% of the increase attributable to the increase in volumes produced from both development drilling and producing property acquisitions. Lease operating expenses represented 59% of the increase, gross production taxes 26%, general and administrative cost directly related to oil and natural gas production 14% and increased accretion on plugging liability 2%. Lease operating expenses per Mcfe increased 16% between the comparative six month periods. The increase is primarily due to increases in the cost of goods and services. Gross production taxes increased due to the increase in natural gas volumes produced and the increase in commodity prices between the comparative six month periods. General and administrative expenses increased as labor costs increased primarily due to a19% increase in the average number of employees working in the exploration and production area. Total depreciation, depletion and amortization (“DD&A”) increased $19.9 million or 68%. Higher production volumes accounted for 51% of the increase while increases in our DD&A rate represented 49% of the increase. The increase in our DD&A rate in the first six months of 2006 compared to the first six months of 2005 resulted primarily from a 14% increase in our finding cost in 2005 and continued increases in our finding cost into the first six months of 2006. Demand for drilling rigs throughout our areas of exploration have increased the dayrates we pay to drill wells in our developmental program and the increase in natural gas and oil prices has caused increased sales prices for producing property acquisitions. We do believe there continues to be economical opportunities for acquisitions.

 Our natural gas gathering and processing revenues, operating expenses and depreciation were $7.9 million, $5.3 million and $1.0 million higher in the first six months of 2006 versus 2005, respectively. Gas gathering volumes per day were 100% higher in the first six months of 2006 as compared to the first six months of 2005 while gas processing volumes per day were down 25% in the first six months of 2006 as compared to the first six months of 2005. The significant increase in volumes gathered per day is primarily attributable to one natural gas gathering system that gathered 136,732 MMBtu and 43,894 MMBtu per day during the first six months of 2006 and 2005, respectively. One of our largest gathering systems changed pipeline outlets between the comparative periods and the new outlet is accepting the delivered natural gas unprocessed, causing a reduction in processed natural gas between the quarters. Our focus is on growing this segment through the construction of new facilities or acquisitions.

Continued growth in this segment enhances our ability to gather and market our natural gas and third party natural gas and gives us addition capacity to construct or acquire existing natural gas gathering and processing facilities.

General and administrative expense increased $1.2 million in the first six months of 2006 compared to the first six months of 2005. The increase in cost was primarily attributable to increases in the number of employees and the additional expense incurred from the implementation of Financial Accounting Standards (FAS) No. 123(R) “Share-Based Payment" which requires the recognition of expense related to the value of stock options granted over their vesting period. In the first quarter of 2005, we recognized $0.7 million in personnel cost from the recognition of a liability associated with the retirement of Mr. Nikkel from his position as Chief Executive Officer.

Total interest expense increased 58% between the comparative six month periods. Average debt outstanding was 28% higher in the first six months of 2006 as compared to the six months of 2005 primarily due to the fourth quarter 2005 and second quarter 2006 acquisition of producing properties for $82.0 million and $32.4 million in cash, respectively. Average debt outstanding accounted for approximately 40% of the interest expense increase, with the remaining 60% resulting from an increase in average interest rates on our bank debt. A reduction in interest expense of $0.2 million from the settlement of the interest rate swap partially offset the increases. Associated with our increased level of development of oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems, we capitalized $1.6 million of interest in the first six months of 2006 compared with $0.8 million in the first six months of 2005.

Income tax expense increased $45.4 million or 105% due primarily to the increase in income before income taxes. Our effective tax rate for the first six months of 2006 was 37.1% versus 38.0% in the first six months of 2005. With our increase in income and the reduction of a majority of our net operating loss carryforwards in prior periods, the portion of our taxes reflected as current income tax expense has increased in the first six months of 2006 when compared with the first six months of 2005. Current income tax expense for the first six months of 2006 and 2005 was $63.3 million and $21.6 million, respectively. Income taxes paid in the first six months of 2006 were $75.3 million. During the second quarter of 2006, the state of Texas enacted a new margin tax which will go into effect in 2007. Based upon the nature of this margin tax, it will be accounted for as income tax in our financial statements. The impact on our deferred income tax liabilities and our effective tax rate for 2006 was not significant.

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

You should not place undue reliance on any of these forward-looking statements. Except as required by law, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

A more thorough discussion of forward-looking statements with the possible impact of some of these risks and uncertainties is provided in our Annual Report on Form 10-K filed with the SEC. We encourage you to get and read that document.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our operations are exposed to market risks primarily as a result of changes in commodity prices and interest rates.

Commodity Price Risk.   Our major market risk exposure is in the price we receive for our oil and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we received for our oil and natural gas production have fluctuated and we expect these prices to continue to fluctuate. The price of oil and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months of 2006 production, a $.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $333,000 per month ($4.0 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $107,000 per month ($1.3 million annualized) change in our pre-tax operating cash flow.

In an effort to try and reduce the impact of price fluctuations, over the past several years we have periodically used hedging strategies to hedge the price we will receive for a portion of our future oil and natural gas production. A detailed explanation of those transactions has been included under hedging in the financial condition portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations included above. We did not have any oil or natural gas hedges outstanding at June 30, 2006.

Interest Rate Risk.   Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the JPMorgan Chase Prime Rate or the LIBOR Rate. At our election, borrowings under our revolving credit facility may be fixed at the LIBOR Rate for periods of up to 180 days. Historically, we have not used any financial instruments, such as interest rate swaps, to manage our exposure to possible increases in interest rates. However, in February 2005, we entered into an interest rate swap for $50.0 million of our outstanding debt to help manage our exposure to any future interest rate volatility. A detailed explanation of this transaction has been included under hedging in the financial condition portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations included above. Based on our average outstanding long-term debt subject to the floating rate in the first quarter of 2006, a 1% change in the floating rate would reduce our annual pre-tax cash flow by approximately $0.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective as of June 30, 2006 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer and management to allow timely decisions.

Changes in Internal Controls. There were no changes in the company’s internal controls over financial reporting during the quarter ended June 30, 2006 that could significantly affect these internal controls.

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

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended Decmeber 31,2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2006 we held our Annual Meeting of Stockholders. At the meeting the following matters were voted on, with each receiving the votes indicated:

I.	Election of Director Nominees John G. Nikkel, Robert J. Sullivan, Jr. and Gary R. Christopher for a three-year terrn expiring in 2009.

	Numbers of	Against or
Nominee	Votes For	Withheld
John G. Nikkel	36,095,085	2,960,578
Robert J. Sullivan, Jr.	37,014,730	2,050,933
Gary R. Christopher	37,012,143	2,053,520

The following directors, whose term of office did not expire at the annual meeting, continue as directors of the Company: William B. Morgan, John H. Williams, Larry D. Pinkston, King P. Kirchner, Don Cook and J. Michael Adcock.

II.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2006.

For -	38,051,944
Against -	248,853
Abstain -	764,866

III.	Ratification of an amendment to the company's amended and restated certificate of incorporation to increase the shares of the company's authorized common stock.

For -	28,020,271
Against -	10,275,499
Abstain -	768,092

IV.	Ratification of an amendment to the company's amended and restated certificate of incorporation to increase the shares of the company's authorized preferred stock.

For -	4,872,001
Against -	26,160,495
Abstain -	771,049

V.	Approve the adoption of the Unit Corporation Stock and Incentive Compensation Plan.

For -	28,643,782
Against -	2,354,342
Abstain -	803,620

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

Unit Corporation
Date: August 8, 2006	By:/s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date: August 8, 2006	By:/s/ David T. Merrill
DAVID T. MERRILL
Chief Financial Officer and
Treasurer