Form 10-Q
period 2008-06-30
UNIT CORP
filed 2008-08-05
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]

As of August 1, 2008, 47,241,258 shares of the issuer's common stock were outstanding.

FORM 10-Q
UNIT CORPORATION

TABLE OF CONTENTS
		Page
		Number
	PART I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income
	Three and Six Months Ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2008 and 2007	6

	Condensed Consolidated Statements of Comprehensive Income
	Three and Six Months Ended June 30, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.	Controls and Procedures	41

	PART II. Other Information
Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	43

Item 6.	Exhibits	43

Signatures		44

Forward-Looking Statements

This document contains “forward-looking statements” – meaning, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, some of the particular uncertainties that could adversely or positively affect our future results include: our belief regarding our liquidity; our expectation and how we intend to fund our capital expenditures; changes in the demand for and the prices of oil and natural gas; the behavior of financial markets, including fluctuations in interest and commodity and equity prices; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of industries which we serve, including, without limitation, the energy industries; our belief that the final outcome of our legal proceedings will not materially affect our financial results; and numerous other matters of a national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$937	$1,076
Restricted cash	19	19
Accounts receivable, net of allowance for doubtful accounts of $3,423 at June 30, 2008 and $3,350 at December 31, 2007	186,310	159,455
Materials and supplies	18,044	13,558
Other	44,566	22,907
Total current assets	249,876	197,015

Property and equipment:
Drilling equipment	1,066,967	987,184
Oil and natural gas properties, on the full cost
method:
Proved properties	1,813,955	1,624,478
Undeveloped leasehold not being amortized	100,582	64,722
Gas gathering and processing equipment	135,675	119,515
Transportation equipment	24,619	23,240
Other	20,580	19,974
	3,162,378	2,839,113
Less accumulated depreciation, depletion, amortization
and impairment	1,038,619	927,759
Net property and equipment	2,123,759	1,911,354

Goodwill	62,808	62,808
Other intangible assets, net	11,475	13,798
Other assets	15,514	14,844
Total assets	$2,463,432	$2,199,819

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30,	December 31,
	2008	2007
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,964	$100,258
Accrued liabilities	39,200	40,508
Income taxes payable	755	—
Contract advances	2,740	6,825
Current portion of derivative liabilities	73,623	56
Current portion of other liabilities	13,912	8,757
Total current liabilities	223,194	156,404

Long-term debt	102,800	120,600
Other long-term liabilities	75,236	59,115
Deferred income taxes	498,496	428,883

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares
authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares
authorized, 47,235,483 and 47,035,089 shares
issued, respectively	9,322	9,280
Capital in excess of par value	358,423	344,512
Accumulated other comprehensive income (loss)	(55,096)	1,160
Retained earnings	1,251,057	1,079,865
Total shareholders’ equity	1,563,706	1,434,817
Total liabilities and shareholders’ equity	$2,463,432	$2,199,819

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)
Revenues:
Contract drilling	$151,228	$154,349	$298,475	$314,634
Oil and natural gas	164,299	96,343	294,301	182,449
Gas gathering and processing	54,800	35,769	99,023	66,537
Other	(180)	179	(290)	291
Total revenues	370,147	286,640	691,509	563,911

Expenses:
Contract drilling:
Operating costs	78,278	74,729	152,739	151,016
Depreciation	16,988	13,682	32,352	26,399
Oil and natural gas:
Operating costs	30,657	24,461	58,258	46,600
Depreciation, depletion and
amortization	38,988	30,723	74,703	60,070
Gas gathering and processing:
Operating costs	45,164	31,395	80,236	58,896
Depreciation and amortization	3,663	2,555	7,144	4,894
General and administrative	6,726	5,247	13,251	10,429
Interest	273	1,729	1,093	3,370
Total expenses	220,737	184,521	419,776	361,674
Income before income taxes	149,410	102,119	271,733	202,237

Income tax expense:
Current	9,688	19,649	25,135	42,346
Deferred	45,594	16,904	75,406	29,843
Total income taxes	55,282	36,553	100,541	72,189

Net income	$94,128	$65,566	$171,192	$130,048

Net income per common share:
Basic	$2.02	$1.41	$3.68	$2.81

Diluted	$2.00	$1.41	$3.65	$2.79

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net income	$171,192	$130,048
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	114,491	91,807
Deferred tax expense	75,406	29,843
Other	9,316	5,080
Changes in operating assets and liabilities
increasing (decreasing) cash:
Accounts receivable	(23,005)	(5,163)
Accounts payable	(24,899)	(22,029)
Material and supplies inventory	(4,486)	(96)
Accrued liabilities	8,009	(12,510)
Contract advances	(4,085)	1,472
Other – net	(1,551)	900
Net cash provided by operating activities	320,388	219,352

INVESTING ACTIVITIES:
Capital expenditures	(304,859)	(262,031)
Proceeds from disposition of assets	2,628	3,279
Other – net	(214)	(1)
Net cash used in investing activities	(302,445)	(258,753)

FINANCING ACTIVITIES:
Borrowings under line of credit	129,100	124,900
Payments under line of credit	(146,900)	(89,400)
Proceeds from exercise of stock options	2,138	605
Tax benefit from stock options	746	—
Book overdrafts	(3,166)	3,285
Net cash provided by (used in) financing activities	(18,082)	39,390

Net decrease in cash and cash equivalents	(139)	(11)

Cash and cash equivalents, beginning of period	1,076	589
Cash and cash equivalents, end of period	$937	$578

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$94,128	$65,566	$171,192	$130,048
Other comprehensive income,
net of taxes:
Change in value of derivative
instruments used as cash
flow hedges (net of tax of
$(24,911), $363, $(38,205)
and $(514))	(42,418)	630	(65,082)	(904)
Reclassification - derivative
settlements (net of tax of
$5,186, $(62), $5,185
and $(176))	8,828	(112)	8,827	(321)
Comprehensive income	$60,538	$66,084	$114,937	$128,823

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements in this quarterly report include the accounts of Unit Corporation and all its subsidiaries and affiliates and have been prepared under the rules and regulations of the SEC.  The terms "company," "Unit," "we," "our" and "us" refer to Unit Corporation, a Delaware corporation, and its subsidiaries and affiliates, except as otherwise clearly indicated or as the context otherwise requires.

The accompanying interim condensed consolidated financial statements are unaudited and do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K, filed February 28, 2008, for the year ended December 31, 2007.  The accompanying condensed consolidated financial statements include all normal recurring adjustments that we consider necessary to state fairly our financial position at June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All intercompany transactions have been eliminated.

Our financial statements are prepared in conformity with generally accepted accounting principles (GAAP) in the United States. Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be realized during the full year. With respect to our unaudited financial information for the three and six month periods ended June 30, 2008 and 2007, included in this quarterly report, PricewaterhouseCoopers LLP reported that it applied limited procedures in accordance with professional standards for a review of that information.  Its separate report, dated August 5, 2008, which is included in this quarterly report, states that it did not audit and it does not express an opinion on that unaudited financial information.  Accordingly, the reliance placed on its report should be restricted in light of the limited review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

NOTE 2 - EARNINGS PER SHARE

Information related to the calculation of earnings per share follows:

		Weighted
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the three months ended
June 30, 2008:
Basic earnings per common share	$94,128	46,587	$2.02
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	417	(0.02)
Diluted earnings per common share	$94,128	47,004	$2.00

For the three months ended
June 30, 2007:
Basic earnings per common share	$65,566	46,371	$1.41
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	232	—
Diluted earnings per common share	$65,566	46,603	$1.41

The number of stock options and stock appreciation rights (SARs) (and their average exercise price) not included in the above computation because their option exercise prices were greater than the average market price of our common stock was:

	Three Months Ended
	June 30,
	2008	2007

Options and SARs	28,000	29,500

Average Exercise Price	$73.26	$62.29

		Weighted
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the six months ended
June 30, 2008:
Basic earnings per common share	$171,192	46,534	$3.68
Effect of dilutive stock options, restricted
stock and SARs	—	354	(0.03)
Diluted earnings per common share	$171,192	46,888	$3.65

For the six months ended
June 30, 2007:
Basic earnings per common share	$130,048	46,350	$2.81
Effect of dilutive stock options, restricted
stock and SARs	—	223	(0.02)
Diluted earnings per common share	$130,048	46,573	$2.79

The number of stock options and SARs (and their average exercise price) not included in the above computation because their option exercise prices were greater than the average market price of our common stock was:

	Six Months Ended
	June 30,
	2008	2007

Options and SARs	56,000	61,000

Average Exercise Price	$67.83	$59.66

NOTE 3 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the dates in the table, long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility,
with interest of 3.9% at June 30, 2008 and
6.0% at December 31, 2007	$102,800	$120,600

Less current portion	—	—

Total long-term debt	$102,800	$120,600

On May 24, 2007, we entered into a First Amended and Restated Senior Credit Agreement (Credit Facility) which has a maximum credit amount of $400.0 million maturing on May 24, 2012. Borrowings under the Credit Facility are limited to a commitment amount that we can elect. As of June 30, 2008, the commitment amount was $275.0 million. We are charged a commitment fee of 0.25 to 0.375 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the total borrowing base amount. We incurred origination, agency and syndication fees of $737,500 at the beginning of the Credit Facility.  These fees are being amortized over the life of the agreement. The average interest rate for the second quarter and first six months of 2008, which includes the effect of our interest rate swaps, was 4.4% and 5.0%, respectively. At June 30, 2008 and August 1, 2008, borrowings were $102.8 million and $127.9 million, respectively.

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil and natural gas reserves and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream operations.  The current borrowing base is $500.0 million.  We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination.  In addition, we may request a redetermination following the consummation of an acquisition meeting the requirements defined in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day term. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid on three days prior notice to the administrative agent and on our payment of any applicable funding indemnification amounts. Interest on the LIBOR is computed at the LIBOR base applicable for the interest period plus 1.00% to 1.75% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At June 30, 2008, $91.8 million of our then outstanding borrowings of $102.8 million was subject to LIBOR.

The Credit Facility prohibits:

•	the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions; and

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our properties, except in favor of our lenders.

The Credit Facility also requires that we have at the end of each quarter:

•	consolidated net worth of at least $900 million;

•	a current ratio (as defined in the Credit Facility) of not less than 1 to 1; and

•	a leverage ratio of long-term debt to consolidated EBITDA (as defined in the Credit Facility) for the most recently ended rolling four fiscal quarters of no greater than 3.50 to 1.0.

On June 30, 2008, we were in compliance with each of these covenants.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Plugging liability	$35,076	$33,191
Derivative liabilities – commodity hedges	87,111	—
Derivative liabilities – interest rate swaps	343	249
Workers’ compensation	27,852	22,469
Separation benefit plans	5,661	4,945
Gas balancing liability	3,364	3,364
Deferred compensation plan	2,959	2,987
Retirement agreements	405	723
	162,771	67,928
Less current portion including derivative liabilities	87,535	8,813
Total other long-term liabilities	$75,236	$59,115

Estimated annual principle payments under the terms of long-term debt and other long-term liabilities for the twelve month periods beginning July 1, 2008 through 2013 are $87.5 million, $22.3 million, $2.3 million, $2.3 million and $104.6 million, respectively. Based on the borrowing rates currently available to us for debt with similar terms and maturities, our long-term debt at June 30, 2008 approximates its fair value.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

Under Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143) we are required to record the fair value of liabilities associated with the retirement of long-lived assets. Our oil and natural gas wells are required to be plugged and abandoned when the oil and natural gas reserves in the wells are depleted or the wells are no longer able to produce. Under FAS 143, these plugging and abandonment expenses for a well are recorded in the period in which the liability is incurred (at the time the well is drilled or acquired). We do not have any assets restricted for settling these well plugging liabilities.

The following table shows certain information regarding our well plugging liability:

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Plugging liability, January 1:	$33,191	$33,692
Accretion of discount	866	889
Liability incurred	1,298	786
Liability settled	(364)	(1,113)
Revision of estimates	85	165
Plugging liability, June 30	35,076	34,419
Less current portion	735	1,629
Total long-term plugging liability	$34,341	$32,790

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

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133,” which requires enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows.  FAS 161 is effective for our year beginning January 1, 2009, and will be applied prospectively.  We are currently reviewing the applicability of FAS 161 to our consolidated financial statements.

NOTE 6 – STOCK-BASED COMPENSATION

We use Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)) to account for our stock-based employee compensation. Among other items, FAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in their financial statements. On adoption of FAS 123(R) at January 1, 2006, we elected to use the "short-cut" method to calculate the historical pool of windfall tax benefits in accordance with Financial Accounting Staff Position No. FAS 123(R)-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards," issued on November 10, 2005.  For all unvested stock options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value on the original grant date, is being recognized in the financial statements over the remaining vesting period. For equity-based compensation awards granted or modified after December 31, 2005, compensation expense, based on the fair value on the date of grant or modification, is recognized in the financial statements over the vesting period. To the extent equity compensation cost relates to employees directly involved in our oil and natural gas segment, these amounts are capitalized to oil and natural gas properties. Amounts not capitalized to our oil and natural gas properties are recognized in general and administrative expense and operating costs of our business segments. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and stock appreciation rights. The value of restricted stock grants is based on the closing stock price on the date of the grant.

For the three and six months ended June 30, 2008, we recognized stock compensation expense for restricted stock awards, stock options and stock settled SARs of $2.9 million and $5.4 million, respectively, and capitalized stock compensation cost for oil and natural gas properties of $0.8 million and $1.6 million, respectively. The tax benefit related to this stock based compensation was $1.1 million and $2.0 million, respectively. For the three and six months ended June 30, 2007, we recognized stock compensation expense for restricted stock awards, stock appreciation rights and stock options of $1.0 million and $1.6 million, respectively, and capitalized stock compensation cost for oil and natural gas properties of $0.1 million and $0.2 million, respectively. The tax benefit related to this stock based compensation was $0.2 million and $0.4 million, respectively, for the three and six months of 2007. The remaining unrecognized compensation cost related to unvested awards at June 30, 2008 is approximately $22.1 million with $5.1 million of this amount anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 1.0 years.

The following table estimates the fair value of each stock option granted under all our plans during the periods reflected below using the Black-Scholes model applying the estimated values presented in the table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Options granted	28,000	28,000	28,000	28,000
Estimated fair value (in millions)	$0.7	$0.6	$0.7	$0.6
Estimate of stock volatility	0.32	0.33	0.32	0.33
Estimated dividend yield	—%	—%	—%	—%
Risk free interest rate	3.00%	5.00%	3.00%	5.00%
Expected life based on
prior experience (in years)	5	5	5	5
Forfeiture rate	5%	5%	5%	5%

Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate stock option exercise and employee termination rates within the model and aggregates groups of employees that have similar historical exercise behavior for valuation purposes. To date, we have not paid dividends on our stock. The risk free interest rate is computed from the United States Treasury Strips rate using the term over which it is anticipated the grant will be exercised. The stock options granted in the second quarter of 2008 increased stock compensation expense for the second quarter and first six months of 2008 by $0.2 million.

The following table shows the fair value of restricted stock awards granted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Shares granted	8,750	5,500	23,250	5,500

Estimated fair value (in millions)	$0.5	$0.3	$1.1	$0.3

Percentage of shares granted
Expected to be distributed	89%	95%	89%	95%

The restricted stock awards granted in the first six months of 2008 increased stock compensation expense by $0.1 million for both the second quarter and first six months of 2008 and capitalized cost related to oil and natural gas properties for both the second quarter and first six months of 2008 by less than $0.1 million.

NOTE 7 – DERIVATIVES

Interest Rate Swaps

We have entered into interest rate swaps to help manage our exposure to possible future interest rate increases. As of June 30, 2008, we had two outstanding interest rate swaps both of which were cash flow hedges. There was no material amount of ineffectiveness. Our June 30, 2008 balance sheet recognized the fair value of these swaps as current and non-current derivative liabilities and is presented in the table below:

Term	Amount	Fixed Rate	Floating Rate	Fair Value Asset (Liability)
($ in thousands)
December 2007 – May 2012	$ 15,000	4.53%	3 month LIBOR	$ (274)
December 2007 – May 2012	$ 15,000	4.16%	3 month LIBOR	(69)
				$ (343)

Because of these interest rate swaps, interest expense increased by $0.1 million for both the three and six months ended June 30, 2008. A loss of $0.2 million, net of tax, is reflected in accumulated other comprehensive income (loss) as of June 30, 2008.  For the three and six months ended as of June 30, 2007, we had an outstanding interest rate swap covering $50.0 million of our bank debt that swapped a variable interest rate for a fixed rate.  Because of that swap, our interest expense decreased by $0.2 million and $0.3 million for the three and six months ended June 30, 2007, respectively.

Commodity Hedges

We have entered into various types of derivative instruments covering a portion of our projected natural gas, oil and natural gas liquids (NGLs) production or processing, as applicable, to reduce our exposure to market price volatility.  As of June 30, 2008, our derivative instruments consisted of the following types of swaps and collars:

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

Currently all of our commodity hedges are cash flow hedges and there is no material amount of ineffectiveness.  At June 30, 2008, we recorded the fair value of our commodity hedges on our balance sheet as current and non-current derivative liabilities of $87.1 million. During the first six months of 2007, we had one collar covering 10,000 MMBtus/day for the period January through December of 2007 and two collars covering 10,000 MMBtus/day each for the period March through December 2007.  These collars contained prices ranging from a floor of $6.00 to a ceiling of $10.00.  In June 2007, we entered into swaps covering approximately 65% of our mid-stream segment’s total liquid sales for the period July through November 2007.  At June 30, 2007, we had current derivative assets of $1.4 million and current derivative liabilities of $1.7 million.

We recognize the effective portion of changes in fair value as accumulated other comprehensive income (loss), and reclassify the sales to revenue and the purchases to expense as the underlying transactions are settled.  At June 30, 2008, we had a loss of $53.7 million, net of tax, from our oil and natural gas segment derivatives and a loss of $1.2 million, net of tax, from our mid-stream segment derivatives in accumulated other comprehensive income (loss). At June 30, 2008, our short-term commodity instruments had a net fair value liability of $73.5 million and will be settled into earnings within the next twelve months.  Our revenues and expenses include realized gains and losses from our commodity derivative settlements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Increases (decreases) in:
Oil and natural gas revenue	$(13,418)	$—	$(13,530)	$152
Gas gathering and processing revenue	(1,429)	—	(1,548)	—

Gas gathering and processing expense	(939)	—	(1,121)	—

Impact on pre-tax earnings	$(13,908)	$—	$(13,957)	$152

At June 30, 2008, the following cash flow hedges were outstanding:

Oil and Natural Gas Segment:

Term	Sell/ Purch.	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Market
Jul – Dec’08	Sell	Crude oil – swap	1,000 Bbl/day	$91.32	WTI - NYMEX
Jul – Dec’08	Sell	Crude oil - collar	1,000 Bbl/day	$85.00 put & $98.75 call	WTI - NYMEX
Jul – Dec’08	Sell	Crude oil - collar	500 Bbl/day	$90.00 put & $102.50 call	WTI - NYMEX
Jul – Sep’08	Sell	Natural gas - collar	20,000 MMBtu/day	$9.60 put & $10.63 call	IF – PEPL
Jul – Dec’08	Sell	Natural gas – swap	20,000 MMBtu/day	$7.52	IF – Centerpoint East
Jul – Dec’08	Sell	Natural gas - collar	10,000 MMBtu/day	$7.00 put & $8.40 call	IF – Centerpoint East
Jul – Dec’08	Sell	Natural gas - collar	10,000 MMBtu/day	$7.20 put & $8.80 call	IF – Tenn (Zone 0)
Jul – Dec’08	Sell	Natural gas - collar	10,000 MMBtu/day	$7.50 put & $8.70 call	NGPL-TXOK
Jan – Dec’09	Sell	Natural gas – swap	10,000 MMBtu/day	$7.77	IF – Centerpoint East
Jan – Dec’09	Sell	Natural gas – swap	10,000 MMBtu/day	$8.28	IF – Tenn (Zone 0)

Mid-Stream Segment:

Term	Sell/ Purchase	Commodity	Hedged Volume	Weighted Average Fixed Price	Market
Jul’08	Sell	Liquids – swap (1)	1,997,650 Gal/mo	$ 1.38	OPIS - Conway
Jul’08	Purchase	Natural gas – swap	177,265 MMBtu/mo	$ 7.92	IF - PEPL
Aug – Dec’08	Sell	Liquid – swap (1)	1,636,845 Gal/mo	$ 1.48	OPIS - Conway
Aug – Dec’08	Purchase	Natural gas – swap	143,180 MMBtu/mo	$ 9.39	IF - PEPL
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

•	Level 3 - generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following table sets forth our recurring fair value measurements:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$—	$—	$(343)	$(343)
Crude oil swaps	—	(9,068)	—	(9,068)
Natural gas and NGL swaps and
crude oil and natural gas collars	—	—	(78,043)	(78,043)

Our level 2 inputs are determined using estimated internal discounted cash flow calculations using NYMEX futures index for our crude oil swaps.  Our level 3 inputs are determined for fair values with multiple inputs.  The fair values of interest rate swaps, natural gas and NGL swaps and crude oil and natural gas collars are estimated using internal discounted cash flow calculations based on forward price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements.

The following table is a reconciliation of our level 3 fair value measurements:

	Net Derivatives
	For the Three Months Ended June 30, 2008		For the Six Months Ended June 30, 2008
	Interest Rate Swaps	Commodity Swaps and Collars	Interest Rate Swaps	Commodity Swaps and Collars
	(In thousands)
Beginning of period	$(1,515)	$(30,382)	$(153)	$2,625
Total gains or losses (realized and unrealized):
Included in earnings (1)	(106)	(10,934)	(55)	(10,380)
Included in other comprehensive income (loss)	1,172	(47,661)	(190)	(80,668)
Purchases, issuance and settlements	106	10,934	55	10,380
End of period	$(343)	$(78,043)	$(343)	$(78,043)

Total gains (losses) for the period included in earnings
attributable to the change in unrealized gain (loss)
relating to assets still held as of June 30, 2008	$—	$—	$—	$—
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

• Contract Drilling,
• Oil and Natural Gas and
• Mid-Stream

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

We evaluate the performance of each segment based on its operating income, which is defined as operating revenues less operating expenses and depreciation, depletion and amortization. Our natural gas production in Canada is not significant. Certain information regarding each of our segment’s operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Revenues:
Contract drilling	$167,109	$164,987	$331,023	$333,800
Elimination of inter-segment revenue	15,881	10,638	32,548	19,166
Contract drilling net of
inter-segment revenue	151,228	154,349	298,475	314,634

Oil and natural gas	164,299	96,343	294,301	182,449

Gas gathering and processing	73,729	38,935	130,288	72,866
Elimination of inter-segment revenue	18,929	3,166	31,265	6,329
Gas gathering and processing
net of inter-segment revenue	54,800	35,769	99,023	66,537

Other	(180)	179	(290)	291
Total revenues	$370,147	$286,640	$691,509	$563,911

Operating Income (1):
Contract drilling	$55,962	$65,938	$113,384	$137,219
Oil and natural gas	94,654	41,159	161,340	75,779
Gas gathering and processing	5,973	1,819	11,643	2,747
Total operating income	156,589	108,916	286,367	215,745
General and administrative expense	(6,726)	(5,247)	(13,251)	(10,429)
Interest expense	(273)	(1,729)	(1,093)	(3,370)
Other income - net	(180)	179	(290)	291
Income before income taxes	$149,410	$102,119	$271,733	$202,237
____________

(1)
Operating income is total operating revenues less operating expenses, depreciation, depletion and amortization and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Unit Corporation and its subsidiaries as of June 30, 2008, and the related condensed consolidated statements of income and comprehensive income for each of the three and six month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the company’s management.

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
August 5, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) provides an understanding of operating results and financial condition by focusing on changes in key measures from year to year. MD&A is organized in the following sections:

· General
· Executive Summary
· Financial Condition and Liquidity
· New Accounting Pronouncements
· Results of Operations

MD&A should be read in conjunction with the condensed consolidated financial statements and related notes included in this report as well as the information contained in our most recent Annual Report on Form 10-K.

Unless otherwise indicated or required by the content, when used in this report, the terms “company,” “Unit,” “us,” “our,” “we” and “its” refer to Unit Corporation and/or, as appropriate, one or more of its subsidiaries.

General

We were founded in 1963 as a contract drilling company. Today, we operate, manage and analyze our results of operations through our three principal business segments:

·  Contract Drilling – carried out by our subsidiary Unit Drilling Company and its subsidiaries. This segment contracts to drill onshore oil and natural gas wells for others and to a lesser extent for our own account.

· Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment explores, develops, acquires and produces oil and natural gas properties for our own account.
·  Gas Gathering and Processing (Mid-Stream) – carried out by our subsidiary Superior Pipeline Company, L.L.C. and its subsidiaries. This segment buys, sells, gathers, processes and treats natural gas for third parties and for our own account.

Executive Summary

Contract Drilling

Our second quarter 2008 utilization rate was 80% with an average dayrate of $17,890, a decrease of 1% from the first quarter of 2008 and 4% from the second quarter of 2007. Direct profit (contract drilling revenue less contract drilling operating expense) was unchanged from the first quarter of 2008 and decreased 8% from the second quarter of 2007, primarily due to the decrease in dayrates. Operating cost per day increased 1% from the first quarter of 2008, but decreased 2% from the second quarter of 2007. In the second quarter of 2008, prices for oil and natural gas in the general energy industry increased significantly and, should those prices remain strong, we anticipate increases in both utilization percentages and dayrates later in the year as medium depth range drilling rigs (800 horsepower to 1,500 horsepower) industry-wide become more fully utilized.

We finished constructing two new 1,500 horsepower diesel electric drilling rigs which were placed into service in the second quarter of 2008 in our Rocky Mountain Division. We also are currently building two additional 1,500 horsepower diesel electric drilling rigs to go to work in North Dakota; both are anticipated to be placed into service during the fourth quarter of 2008.  In addition, we plan to build up to eight additional drilling rigs and have placed an order to buy an additional new drilling rig and we currently anticipate these drilling rigs will be under a drilling contract and placed into service sometime during 2009. Our anticipated 2008 capital expenditures for this segment are now $173 million (excluding acquisitions), a 45% increase from our initial budget of $119 million.

        Oil and Natural Gas

Second quarter 2008 production from our oil and natural gas segment was 175,000 Mcfe per day, an 8% increase over the first quarter of 2008 and a 21% increase over the second quarter of 2007.  The increases resulted from production from new wells completed throughout 2007 and during the first six months of 2008. We experienced some curtailment of production in the first quarter of 2008 and the second quarter of 2007 due to the shut-in of a third-party processing plant and during the first quarter of 2007 from a fire at a third-party refinery.

 Oil and natural gas revenues increased 26% from the first quarter of 2008 and 71% from the second quarter of 2007. Our oil, natural gas and natural gas liquids prices increased significantly in the second quarter of 2008 rising 10%, 20% and 9%, respectively, from the first quarter of 2008 and 64%, 35% and 46%, respectively, from the second quarter of 2007.  Direct profit (oil and natural gas revenues less oil and natural gas operating expense) increased 31% from the first quarter of 2008 and 86% from the second quarter of 2007 primarily from the increase in commodity prices and, to a lesser extent, from our increased production. Operating cost per Mcfe produced increased 3% between the second quarter of 2008 and the first quarter of 2008 and increased 4% from the second quarter of 2007. We hedged 73% of our current daily oil production and approximately 41% of our current natural gas production in 2008 to help manage our cash flow and capital expenditure requirements in 2008.

Our estimated production for 2008 is approximately 62.0 to 63.0 Bcfe, a 13% to 15% increase over 2007.  We plan to participate in the drilling of approximately 300 wells during 2008, an increase of 19% over 2007. Our current 2008 capital expenditures budget for this segment is $470 million (excluding acquisitions), a 31% increase over our initial budget of $360 million. Although increases in commodity prices should result in increased demand for drilling rigs, we do not believe any increase will significantly affect our ability to find drilling rigs to drill wells currently planned by our oil and natural gas and exploration segment in 2008.

On June 1, 2008, we acquired a 25% non-operated working interest in oil and gas leases covering 152,000 acres located in Pennsylvania and Maryland.

Mid-Stream

Our mid-stream segment continues to grow as liquids sold per day increased 10% in the second quarter of 2008 compared to the first quarter of 2008 and 78% compared to the second quarter of 2007. Gas processed per day increased 13% and 58% over the first quarter of 2008 and the second quarter of 2007, respectively.  In 2007, we upgraded several of our existing processing facilities and added three processing plants which was the primary reason for increased volumes. Gas gathered per day increased 2% in the second quarter of 2008 compared to the first quarter of 2008 but decreased 6% compared to the second quarter of 2007 primarily from our Southeast Oklahoma gathering system experiencing natural production declines associated with connected wells and the shutdown of a third-party processing plant in another location in February 2008 for approximately 10 days.

NGL prices in the second quarter of 2008 increased 8% over the price received in the first quarter of 2008 and 33% over the price received in the second quarter of 2007. The price of liquids as compared to natural gas affects the revenue in our mid-stream operations and determines the fractionation spread which is the difference in the value received for the NGLs recovered from natural gas in comparison to the amount received for the equivalent MMBtu’s of natural gas if unprocessed. We have hedged 56% of our current fractionation spread volumes to help manage our cash flow from this segment in 2008.

Direct profit (mid-stream revenues less mid-stream operating expense) increased 5% from the first quarter of 2008 and 120% from the second quarter of 2007 primarily from the combination of both increased commodity prices and volumes processed and sold. Total operating cost for our mid-stream segment increased 29% from the first quarter of 2008 and 44% from the second quarter of 2007. We have increased our anticipated capital expenditures for 2008 for this segment, excluding acquisitions, 50% from $32 million to $48 million.  Wells being connected to existing gathering systems and the opportunity to build more gathering systems should increase in the latter part of 2008 and into 2009.

Financial Condition and Liquidity

Summary.    Our financial condition and liquidity depends on the cash flow from our operations and borrowings under our Credit Facility. Our cash flow is influenced mainly by:

· the demand for and the dayrates we receive for our drilling rigs;
· the quantity of natural gas, oil and NGLs we produce;
· the prices we receive for our natural gas production and, to a lesser extent, the prices we receive for our oil and NGL production; and
· the margins we obtain from our natural gas gathering and processing contracts.

The following is a summary of certain financial information as of June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007:

	June 30,		%
	2008	2007	Change
	(In thousands except percentages)
Working capital	$26,682	$87,311	(69)%
Long-term debt	$102,800	$209,800	(51)%
Shareholders’ equity	$1,563,706	$1,293,040	21%
Ratio of long-term debt to total capitalization	6%	14%	(57)%
Net income	$171,192	$130,048	32%
Net cash provided by operating activities	$320,388	$219,352	46%
Net cash used in investing activities	$(302,445)	$(258,753)	17%
Net cash provided by (used in) financing activities	$(18,082)	$39,390	(146)%

        The following table summarizes certain operating information:

	Six Months Ended June 30,		%
	2008	2007	Change
Contract Drilling:
Average number of our drilling rigs in use during
the period	102.5	97.4	5%
Total number of drilling rigs owned at the end
of the period	131	128	2%
Average dayrate	$17,943	$19,062	(6)%
Oil and Natural Gas:
Oil production (MBbls)	626	494	27%
Natural gas liquids production (MBbls)	655	295	122%
Natural gas production (MMcf)	23,009	21,301	8%
Average oil price per barrel received	$98.08	$59.02	66%
Average oil price per barrel received excluding hedges	$109.42	$59.02	85%
Average NGL price per barrel received	$54.56	$36.67	49%
Average NGL price per barrel received excluding hedges	$54.43	$36.67	48%
Average natural gas price per mcf received	$8.43	$6.58	28%
Average natural gas price per mcf received excluding hedges	$8.71	$6.57	33%
Mid-Stream:
Gas gathered—MMBtu/day	203,047	222,164	(9)%
Gas processed—MMBtu/day	63,671	42,984	48%
Gas liquids sold — gallons/day	193,027	104,946	84%
Number of natural gas gathering systems	36	37	(3)%
Number of processing plants	8	7	14%

At June 30, 2008, we had unrestricted cash totaling $0.9 million and we had borrowed $102.8 million of the $275.0 million we had elected to have available under our Credit Facility. Our Credit Facility is used for working capital and capital expenditures. Most of our capital expenditures are discretionary and directed toward future growth.

Working Capital. Typically, our working capital balance fluctuates primarily because of the timing of our accounts receivable and accounts payable.  We had working capital of $26.7 million and $87.3 million as of June 30, 2008 and 2007, respectively. The effect of our hedging activity reduced working capital by $73.6 million as of June 30, 2008 and increased working capital by $0.2 million as of June 30, 2007.

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

Competition within the industry to keep qualified employees and attract individuals with the skills required to meet the future requirements of the drilling industry remains strong; consequently, we do not anticipate our labor costs per hour to decrease from current levels. If current demand for drilling rigs strengthens above the second quarter 2008 levels of 80%, shortages of personnel in the industry may affect our ability to operate additional drilling rigs.

Most of our drilling rig fleet is used to drill natural gas wells so natural gas prices have a disproportionate influence on the demand for our drilling rigs as well as the prices we charge for our contract drilling services. As natural gas prices declined late in 2006 and the first part of 2007, demand for drilling rigs also declined.  As a result, dayrates throughout the drilling industry generally declined.  For the first six months of 2008, our average dayrate was $17,943 per day compared to $19,062 per day for the first six months of 2007. The average number of our drilling rigs used in the first six months of 2008 was 102.5 drilling rigs (79%) compared with 97.4 drilling rigs (82%) in the first six months of 2007. Based on the average utilization of our drilling rigs during the first six months of 2008, a $100 per day change in dayrates has a $10,250 per day ($3.7 million annualized) change in our pre-tax operating cash flow. We expect that utilization and dayrates for our drilling rigs will continue to depend mainly on the price of natural gas and the availability of drilling rigs to meet the demands of the industry.

Our contract drilling segment provides drilling services for our exploration and production segment. The contracts for these services contain the same terms and rates as the contracts we use with unrelated third parties for comparable type projects. During the first six months of 2008 and 2007, we drilled 65 and 32 wells, respectively, for our exploration and production segment. The profit our drilling segment received from drilling these wells, $13.9 million and $9.9 million, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit.

Impact of Prices for Our Oil, NGLs and Natural Gas.    As of December 31, 2007, natural gas comprised 82% of our oil, NGLs and natural gas reserves. Any significant change in natural gas prices has a material effect on our revenues, cash flow and the value of our oil, NGLs and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances and by world wide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we cannot predict nor measure their future influence on the prices we will receive.

Based on our first six months of 2008 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $361,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production during the first six months of 2008 was $8.43 compared to $6.58 for the first six months of 2007. Based on our first six months of 2008 production, a $1.00 per barrel change in our oil price, without the effect of hedging, would have a $99,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $103,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow based on our production in the first six months of 2008. Our first six month 2008 average oil price per barrel received was $98.08 compared with an average oil price of $59.02 in the first six months of 2007 and our first six months of 2008 average NGLs price per barrel received was $54.56 compared with an average NGL price of $36.67 in the first six months of 2007.

Because natural gas prices have such a significant effect on the value of our oil, NGLs and natural gas reserves, declines in these prices can result in a decline in the carrying value of our oil and natural gas properties. Price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our Credit Facility because that determination is based mainly on the value of our oil, NGLs and natural gas reserves. Such a reduction could limit our ability to carry out our planned capital projects.

We sell most of our natural gas production to third parties under month-to-month contracts.

Mid-Stream Operations.    Our mid-stream operations are engaged primarily in the buying and selling, gathering, processing and treating of natural gas.  This segment operates three natural gas treatment plants, eight processing plants, 36 gathering systems and 707 miles of pipeline. In addition, this segment enhances our ability to gather and market not only our own natural gas production but also that owned by third parties as well as providing us with additional opportunities to construct or acquire existing natural gas gathering and processing facilities.  During the first six months of 2008 and 2007, our mid-stream operations purchased $29.1 million and $3.9 million, respectively, of our oil and natural gas segment’s production and provided gathering and transportation services to it of $2.2 million and $2.4 million, respectively. The increase in the production purchased from our oil and natural gas segment was primarily due to a purchasing agreement entered into in the second quarter of 2007, relating to production in the Texas panhandle.  Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas exploration segment has been eliminated in our consolidated condensed financial statements.

Gas gatherering volumes in the first six months of 2008 were 203,047 MMBtu per day compared to 222,164 MMBtu per day in the first six months of 2007, processed volumes were 63,671 MMBtu per day in the first half of 2008 compared to 42,984 MMBtu per day in the first half of 2007 and the amount of NGLs sold were 193,027 gallons per day in the first half of 2008 compared to 104,946 gallons per day in the first half of 2007. Gas gathering volumes per day in 2008 decreased 9% compared to 2007 primarily due to a volumetric decline in our Southeast Oklahoma gathering system due to natural production declines associated with the connected wells and the shutdown for approximately 10 days during February 2008 of a third-party processing plant on a different system.  Processed volumes increased 48% over the comparative six months and NGLs sold also increased 84% over the comparative period primarily due to the addition of three natural gas processing plants in 2007.

Our Credit Facility.  Our Credit Facility, which has a maximum credit amount of $400.0 million, matures on May 24, 2012. Borrowings under the Credit Facility are limited to a commitment amount that we can elect. As of June 30, 2008, the commitment amount was $275.0 million. We are charged a commitment fee of 0.25 to 0.375 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of our total borrowing base amount. We incurred origination, agency and syndication fees of $737,500 at the inception of the Credit Facility. These fees are being amortized over the life of the agreement. The average interest rate for the first six months of 2008, which includes the effect of our interest rate swaps, was 5.0% compared to 6.1% for the first six months of 2007. At June 30, 2008 and August 1, 2008, our borrowings were $102.8 million and $127.9 million, respectively.

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil, NGLs and natural gas reserves, as determined by the lenders, and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream operations.  The current borrowing base is $500.0 million.  We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination. In addition, we may request a redetermination following the consummation of an acquisition meeting the requirements defined in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at LIBOR for a 30, 60, 90 or 180 day term. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid on three days prior notice to the administrative agent and on our payment of any applicable funding indemnification amounts. Interest on the LIBOR is computed at the LIBOR base applicable for the interest period plus 1.00% to 1.75% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under the

LIBOR bear interest at the BOKF National Prime Rate payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without premium or penalty. At June 30, 2008, $91.8 million of our then outstanding borrowings of $102.8 million was subject to LIBOR.

The Credit Facility prohibits:

· the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year;
· the incurrence of additional debt with certain very limited exceptions; and
· the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our properties, except in favor of our lenders.

The Credit Facility also requires that we have at the end of each quarter:

· a consolidated net worth of at least $900.0 million;
· a current ratio (as defined in the Credit Facility) of not less than 1 to 1; and
· a leverage ratio of long-term debt to consolidated EBITDA (as defined in the Credit Facility) for the most recently ended rolling four fiscal quarters of no greater than 3.50 to 1.0.

On June 30, 2008, we were in compliance with each of these covenants.

Capital Requirements

Contract Drilling Acquisitions and Capital Expenditures.  During 2006, we purchased major components for use in constructing two new 1,500 horsepower drilling rigs. The first was placed into service in our Rocky Mountain division at the end of March 2007 and the second was placed into service in the second quarter of 2007. The combined capitalized cost of these two drilling rigs was $19.4 million.

On June 5, 2007, we completed the acquisition of Leonard Hudson Drilling Co., Inc., a privately-owned drilling company operating primarily in the Texas Panhandle. The acquired company owned nine drilling rigs, a fleet of 11 trucks, and an office, shop and equipment yard.  The drilling rigs range from 800 horsepower to 1,000 horsepower with depth capacities ranging from 10,000 to 15,000 feet.  Eight of the nine drilling rigs were operating under contracts on the acquisition date. The remaining drilling rig was refurbished and placed in service during March of 2008.  Results of operations for the acquired company have been included in our statements of income beginning June 5, 2007.  Total consideration paid for this acquisition was $38.5 million.

In 2007, this segment recorded $220.4 million in capital expenditures including the effect of a $19.4 million deferred tax liability and $5.3 million in goodwill associated with the Leonard Hudson Drilling acquisition. As of June 30, 2008, this segment has spent $85.1 million in capital expenditures. For the full year of 2008, we anticipate capital expenditures for this segment will be approximately $173.0 million, excluding acquisitions. We have constructed two new 1,500 horsepower diesel electric drilling rigs and placed these drilling rigs into service in our Rocky Mountain division during the second quarter of 2008.  Also, we are currently building two additional 1,500 horsepower diesel electric drilling rigs to go to work in North Dakota, both are anticipated to be placed into service during the fourth quarter of 2008.  In addition, we plan to build up to eight additional drilling rigs and have placed an order to buy an additional new drilling rig and we currently anticipate these drilling rigs will be under a drilling contract and placed into service sometime during 2009.

        We currently do not have a shortage of drill pipe and drilling equipment. At June 30, 2008, we had commitments to purchase approximately $9.9 million of drill pipe, drill collars and related equipment in 2008.

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

On June 1, 2008, we acquired a 25% non-operated working interest in oil and gas leases covering 152,000 acres located in Pennsylvania and Maryland.

Our decision to increase our oil, NGLs and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. Due to limited availability of acquisitions that met our economic criteria in 2007, we focused on our drilling program. During the first six months of 2008, we participated in the drilling of 129 gross wells (61.54 net wells) compared to 121 gross wells (42.31 net wells) in the first six months of 2007. Capital expenditures for the first six months of 2008 for this segment, excluding a $1.0 million increase in plugging liability, totaled $224.3 million. Currently we plan to participate in drilling an estimated 300 gross wells in 2008 and estimate our associated total capital expenditures will be approximately $470.0 million, excluding acquisitions. Whether and if we are able to drill the full number of planned wells is dependent on a number of factors, many of which are beyond our control and include the availability of drilling rigs, prices for oil, NGLs and natural gas, the cost to drill wells, the weather, changes to our anticipated cash flow and the efforts of outside industry partners. Through the first six months of 2008, shortages of casing and tubing have not materially affected our drilling program; however, due to the high demand for steel worldwide, shortages of casing and tubing could effect our ability to complete all of the wells planned for drilling in 2008 and beyond.

Mid-Stream Acquisitions and Capital Expenditures.  During the first half of 2008, this segment incurred $16.2 million in capital expenditures as compared to $18.0 million in the first half of 2007. For 2008, we have budgeted capital expenditures of approximately $48.0 million. We anticipate that growth in this segment will be through the construction of new facilities or acquisitions.

As of June 30, 2008, we have commitments to purchase two new processing plants for a total of $9.1 million. Both plants will be held for future growth or expansion of existing facilities.

Contractual Commitments.    At June 30, 2008, we had the following contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
	Total	1 Year	Years	Years	5 Years
			(In thousands)
Bank debt (1)	$118,641	$4,043	$8,086	$106,512	$—
Retirement agreements (2)	405	405	—	—	—
Operating leases (3)	3,556	1,985	1,436	135	—
Drill pipe, drilling components and
equipment purchases (4)	19,056	19,056	—	—	—
Total contractual obligations	$141,658	$25,489	$9,522	$106,647	$—
________________
(1)
See previous discussion in MD&A regarding our Credit Facility. This obligation is presented in accordance with the terms of the Credit Facility and includes interest calculated using our June 30, 2008 interest rate of 4.0% which includes the effect of the interest rate swaps.

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

(4)
For 2008, we have committed to purchase approximately $9.9 million of drill pipe, drill collars and related equipment and $9.1 million for two new processing plants. Both plants will be held for future growth or expansion of existing facilities.

At June 30, 2008, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
		Less
	Total	Than 1	2-3	4-5	After 5
Other Commitments	Accrued	Year	Years	Years	Years
	(In thousands)
Deferred compensation plan (1)	$2,959	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$5,661	$72	Unknown	Unknown	Unknown
Derivative liabilities – commodity hedges	$87,111	$73,535	$13,576	$—	$—
Derivative liabilities – interest rate swaps	$343	$88	$175	$80	$—
Plugging liability (3)	$35,076	$735	$7,014	$2,619	$24,708
Gas balancing liability (4)	$3,364	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$27,852	$12,700	$3,769	$1,441	$9,942
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

(2)
Effective January 1, 1997, we adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with the company up to a maximum of 104 weeks. To receive payments, the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of the company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004 we also adopted the Special Separation Benefit Plan (“Special Plan”). This plan is identical to the Separation Benefit Plan with the exception that the benefits under the plan vest on the earliest of a participant’s reaching the age of 65 or serving 20 years with the company. At June 30, 2008, there were 30 eligible employees to participate in the Special Plan.

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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2008, with a subsidiary of ours serving as general partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $241,000 and $7,000 in 2008 and 2006, respectively, and did not have any repurchases in 2007.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

Hedging Activities.    Periodically we enter into hedge transactions covering part of the interest we incur under our Credit Facility as well as the prices to be received for a portion of our future oil, NGLs and natural gas production.

Interest Rate Swaps. We enter into interest rate swaps to help manage our exposure to possible future interest rate increases under our Credit Facility. As of June 30, 2008, we had two outstanding interest rate swaps which were cash flow hedges. There was no material amount of ineffectiveness. Our June 30, 2008 balance sheet recognized the fair value of these swaps as current and non-current derivative liabilities and is presented in the table below:

Term	Amount	Fixed Rate	Floating Rate	Fair Value Asset (Liability)
($ in thousands)
December 2007 – May 2012	$ 15,000	4.53%	3 month LIBOR	$ (274)
December 2007 – May 2012	$ 15,000	4.16%	3 month LIBOR	(69)
				$ (343)

Because of these interest rate swaps, interest expense increased by $0.1 million for both the three and six months ended June 30, 2008. A loss of $0.2 million, net of tax, is reflected in accumulated other comprehensive income (loss) as of June 30, 2008.  For the three and six months ended as of June 30, 2007, we had an outstanding interest rate swap covering $50.0 million of our bank debt that swapped a variable interest rate for a fixed rate.  Because of that swap, our interest expense decreased by $0.2 million and $0.3 million for the three and six months ended June 30, 2007, respectively.

Commodity Hedges.  We use hedging to reduce price volatility and manage price risks. Our decision on the quantity and price at which we choose to hedge certain of our products is based in part on our view of current and future market conditions. For 2008, in an attempt to better manage our cash flows, we have increased the amount of our hedged production.  As of July 15, 2008, the below approximated percentages of our current production has been hedged:

Oil and Natural Gas Segment:

	Jul - Sep‘08	Oct – Dec’08
Daily oil production	73%	73%
Daily natural gas production	48%	34%

Mid-Stream Segment:

	Jul‘08	Aug – Dec’08
Ethane frac spread	66%	54%
Propane frac spread	66%	65%
Iso-butane frac spread	65%	43%
Normal butane frac spread	64%	43%
Gasoline frac spread	65%	44%

As of July 15, 2008, approximately 14% of our current daily natural gas production in our oil and gas segment is hedged for the period January through December 2009.

While the use of hedging arrangements limits the downside risk of adverse price movements, it also may limit increases in our future revenues from favorable price movements.

The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. At July 31, 2008, Bank of Montreal, Bank of Oklahoma, N.A. and Bank of America, N.A. were the counterparties with respect to all of our commodity hedging transactions.  At June 30, 2008, the fair values of the net liabilities we had with each of these counterparties was $48.7 million, $22.3 million and $16.1 million, respectively.

Currently all of our commodity hedges are cash flow hedges and there is no material amount of ineffectiveness.  At June 30, 2008, we recorded the fair value of our commodity hedges on our balance sheet as current and non-current derivative liabilities of $87.1 million. During the first half of 2007, we had one collar covering 10,000 MMBtus/day for the period January through December of 2007 and two collars covering 10,000 MMBtus/day each for the period March through December 2007.  These collars contained prices ranging from a floor of $6.00 to a ceiling of $10.00.  In June 2007, we entered into swaps covering approximately 65% of our mid-stream segment’s total liquid sales for the period July through November 2007.  At June 30, 2007, we had current derivative assets of $1.4 million and current derivative liabilities of $1.7 million.

We recognize the effective portion of changes in fair value as accumulated other comprehensive income (loss), and reclassify the sales to revenue and the purchases to expense as the underlying transactions are settled.  As of June 30, 2008, we had a loss of $53.7 million, net of tax, from our oil and natural gas segment derivatives and a loss of $1.2 million, net of tax, from our mid-stream segment derivatives in accumulated other comprehensive income (loss). At June 30, 2008, our short-term commodity instruments had a net fair value liability of $73.5 million and will be settled into earnings within the next twelve months.  Our revenues and expenses include realized gains and losses from our commodity derivative settlements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Increases (decreases) in:
Oil and natural gas revenue	$(13,418)	$—	$(13,530)	$152
Gas gathering and processing revenue	(1,429)	—	(1,548)	—

Gas gathering and processing expense	(939)	—	(1,121)	—

Impact on pre-tax earnings	$(13,908)	$—	$(13,957)	$152

Stock and Incentive Compensation. During the first six months of 2008, we granted awards covering 23,250 shares of restricted stock. These awards were granted as retention incentive awards. During the first six months of 2008, we recognized compensation expense of $5.4 million for all of our restricted stock, stock options and SAR grants and capitalized $1.6 million of compensation cost for oil and natural gas properties. The first six months of 2008 restricted stock awards had an estimated fair value as of the grant date of $1.1 million.  Compensation expense will be recognized over the three year vesting periods, and during the first six months of 2008, we recognized $0.2 million in additional compensation expense and capitalized less than $0.1 million for these awards.

Self-Insurance.    We are self-insured for certain losses relating to workers’ compensation, general liability, property damage, control of well and employee medical benefits. In addition, our insurance policies contain deductibles or retentions per occurrence that range from $0.5 million for Oklahoma workers' compensation, as well as claims under our occupational injury benefits plan to $1.0 million for general liability and drilling rig physical damage. We have purchased stop-loss coverage in order to limit, to the extent feasible, our per occurrence and aggregate exposure to certain types of claims.  However, there is no assurance that the insurance coverage we have will adequately protect us against liability from all potential consequences. If our insurance coverage becomes more expensive, we may choose to decrease our limits and increase our deductibles rather than pay higher premiums.  We have elected to use an ERISA governed occupational injury benefit plan to cover the field and support staff for part of our drilling operations in the State of Texas in lieu of covering them under Texas workers’ compensation.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.    We are the general partner of 13 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership's agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. During 2007 and the first half of 2008, the total we received for all of these fees was $1.6 million and $0.9 million, respectively. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities.  In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133,” which requires enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows.  FAS 161 is effective for our year beginning January 1, 2009, and will be applied prospectively.  We are currently reviewing the applicability of FAS 161 to our consolidated financial statements.

Results of Operations

Quarter Ended June 30, 2008 versus Quarter Ended June 30, 2007

Provided below is a comparison of selected operating and financial data:

	Quarter Ended June 30,		Percent
	2008	2007	Change

Total revenue	$370,147,000	$286,640,000	29%
Net income	$94,128,000	$65,566,000	44%
Contract Drilling:
Revenue	$151,228,000	$154,349,000	(2)%
Operating costs excluding depreciation	$78,278,000	$74,729,000	5%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	104.5	97.9	7%
Average dayrate on daywork contracts	$17,890	$18,710	(4)%
Depreciation	$16,988,000	$13,682,000	24%
Oil and Natural Gas:
Revenue	$164,299,000	$96,343,000	71%
Operating costs excluding depreciation,
depletion and amortization	$30,657,000	$24,461,000	25%
Average oil price (Bbl)	$102.23	$62.47	64%
Average NGL price (Bbl)	$56.78	$39.02	46%
Average natural gas price (Mcf)	$9.16	$6.78	35%
Oil production (Bbl)	335,000	262,000	28%
NGL production (Bbl)	350,000	172,000	103%
Natural gas production (Mcf)	11,848,000	10,628,000	11%
Depreciation, depletion and amortization
rate (Mcfe)	$2.43	$2.31	5%
Depreciation, depletion and amortization	$38,988,000	$30,723,000	27%
Mid-Stream Operations:
Revenue	$54,800,000	$35,769,000	53%
Operating costs excluding depreciation
and amortization	$45,164,000	$31,395,000	44%
Depreciation and amortization	$3,663,000	$2,555,000	43%
Gas gathered—MMBtu/day	205,397	218,290	(6)%
Gas processed—MMBtu/day	67,545	42,645	58%
Gas liquids sold—gallons/day	202,130	113,829	78%

General and administrative expense	$6,726,000	$5,247,000	28%
Interest expense	$273,000	$1,729,000	(84)%
Income tax expense	$55,282,000	$36,553,000	51%
Average interest rate	4.4%	6.1%	(28)%
Average long-term debt outstanding	$114,423,000	$179,192,000	(36)%

Contract Drilling:

Drilling revenues decreased $3.1 million or 2% in the second quarter of 2008 versus the second quarter of 2007 primarily due to decreases in dayrates between the comparative quarters. As natural gas prices declined late in 2006 and the first part of 2007, demand for drilling rigs also declined.  As a result, dayrates throughout the industry have declined as rig contractors attempted to maintain rig utilization levels.  Our average dayrate in the second quarter of 2008 was 4% lower than in the second quarter of 2007. Decreases in revenue per day between the comparative periods decreased revenue by $13.5 million.  This decrease was partially offset by a $10.4 million increase in revenues from additional drilling rigs in use as the average drilling rigs we had available increased 7% over the comparative quarters from both construction and the acquisition completed in June 2007.  Average drilling rig utilization increased from 97.9 drilling rigs in the second quarter of 2007 to 104.5 in the second quarter of 2008. In the second quarter of 2008, commodity prices increased significantly and should commodity prices remain strong, we anticipate increases in both utilization percentages and dayrates later in the year as medium depth range drilling rigs industry-wide become more fully utilized.

Drilling operating costs increased $3.5 million or 5% between the comparative second quarters of 2008 and 2007 primarily due to the increase in the number of rigs utilized and to a lesser extent increases in daily rig cost.  Further increases resulted from the additional yard, trucks and autos associated with our June 2007 rig acquisition. With continued competition for qualified labor and utilization continuing around 80%, we expect our drilling rig expense per day to remain steady or increase slightly in 2008. Contract drilling depreciation increased $3.3 million or 24% as the total number of drilling rigs owned increased between the comparative periods.

Oil and Natural Gas:

Oil and natural gas revenues increased $68.0 million or 71% in the second quarter of 2008 as compared to the second quarter of 2007 due to an increase in average oil, NGL and natural gas prices and an increase in equivalent production volumes of 21%. Average oil prices between the comparative quarters increased 64% to $102.23 per barrel, NGL prices increased 46% to $56.78 per barrel and natural gas prices increased 35% to $9.16 per Mcf. In the second quarter of 2008 compared to the second quarter of 2007, oil production increased 28%, NGL production increased 103% and natural gas production increased 11%. Increased production came primarily from our ongoing development drilling activity. We experienced some curtailment of production in the second quarter of 2007 due to the shut-in of a third-party processing plant. With the continuation of our internal drilling program, our total production for 2008 compared to 2007 is anticipated to increase approximately 13% to 15%. Actual increases in revenues, however, will also be driven by commodity prices received for our production.

 Oil and natural gas operating costs increased $6.2 million or 25% between the comparative second quarters of 2008 and 2007. An increase in the average cost per equivalent Mcf produced represented 16% of the increase in operating costs with the remaining 84% of the increase attributable to the increase in volumes produced as we continue to add wells from developmental drilling. Increases in general and administrative expenses directly related to oil and natural gas production and gross production taxes from higher revenues contributed to the majority of the operating cost increase.  General and administrative expenses increased as labor costs increased primarily due to a 19% increase in the average number of employees working in the exploration and production area while lease operating expenses increased primarily due to an increase in the number of wells producing and also from increases in the cost of goods purchased and services provided. Gross production taxes increased primarily as a result of the increase in oil and natural gas revenues. Total depreciation, depletion and amortization (“DD&A”) increased $8.3 million or 27%. Higher production volumes accounted for 77% of the increase while increases in our DD&A rate represented 23% of the increase. The increase in our DD&A rate in the second quarter of 2008 compared to the second quarter of 2007 resulted primarily from increases in the cost of reserves added in 2007 and the first six months of 2008 associated with higher drilling and completion costs. The increase in commodity prices over the last two years has increased the cost of acquiring producing properties. Even with the increase in acquisition costs we continue to see strong competition for producing property acquisitions.

Mid-Stream:

Our mid-stream revenues were $19.0 million or 53% higher for the second quarter of 2008 as compared to the second quarter of 2007 due to the higher NGL volumes processed and sold combined with higher NGL and natural gas prices. The average price for NGLs sold increased 33% and the average price for natural gas sold increased 45%. Gas processing volumes per day increased 58% between the comparative quarters and NGLs sold per day increased 78% between the comparative quarters.  A 6% decrease in gathering volumes per day partially offset the increase in revenue from natural gas liquids and processing sales. The significant increase in volumes processed per day is primarily attributable to the installation of three processing plants in 2007, and to a lesser extent, volumes added from new wells connected to existing systems throughout 2007 and during the first six months of 2008. NGLs sold volumes per day increased due to recent upgrades to several of our processing facilities. Gas gathering volumes decreased primarily from a decline in volumes gathered from our Southeast Oklahoma gathering system due to natural declines of production in the formation. NGL sales were reduced $1.4 million due to the impact of NGL hedges in the second quarter of 2008.

Operating costs increased $13.8 million or 44% in the second quarter of 2008 compared to the second quarter of 2007 due to a 34% increase in natural gas volumes purchased per day and a 43% increase in prices paid for natural gas purchased, a 39% increase in field direct operating expense due to the additions to our natural gas gathering and processing systems and the volume of natural gas processed and a 75% increase in general and administrative expenses associated with our mid-stream segment. The total number of employees working in our mid-stream segment increased by 33%. Depreciation and amortization increased $1.1 million, or 43%, primarily attributable to the additional depreciation associated with assets acquired between the comparative periods.  Operating costs were reduced by $0.9 million in the second quarter of 2008 compared to the second quarter of 2007 due to the impact of natural gas purchase hedges.

Other:

General and administrative expense increased $1.5 million or 28% in the second quarter of 2008 compared to the second quarter of 2007.  The increase was primarily attributable to increased stock based compensation costs and increased payroll expenses due to a 7% increase in the number of employees.

Total interest expense decreased $1.5 million or 84% between the comparative quarters. Average debt outstanding was 36% lower in the second quarter of 2008 as compared to the second quarter of 2007. Average debt outstanding accounted for approximately 67% of the interest expense decrease, with the remaining 33% resulting from a decrease in average interest rates on our bank debt. Interest expense was increased $0.1 million for the second quarter of 2008 and was reduced $0.2 million for the second quarter of 2007 from interest rate swap settlements. Associated with our increased level of undeveloped inventory of oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems offset by a decrease in interest rates in 2008, the amount capitalized remained unchanged between the comparative quarters of $1.2 million.

Income tax expense increased $18.7 million or 51% due primarily to the increase in income before income taxes. Our effective tax rate for the second quarter of 2008 was 37% versus 35.8% for the second quarter of 2007 with the change due primarily to the decrease in manufacturing tax deduction for 2008. The portion of our taxes reflected as current income tax expense for the second quarter of 2008 was $9.7 million or 18% of total income tax expense for the second quarter of 2008 as compared with $19.7 million or 54% of total income tax expense in the second quarter of 2007.  The reduction in the percentage of tax expense recognized as current is the result of expected bonus depreciation on equipment and increased intangible drilling costs to be deducted in the current year.  Income taxes paid in the second quarter of 2008 were $18.3 million.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

Provided below is a comparison of selected operating and financial data:

	Six Months Ended June 30,		Percent
	2008	2007	Change

Total revenue	$691,509,000	$563,911,000	23%
Net income	$171,192,000	$130,048,000	32%
Contract Drilling:
Revenue	$298,475,000	$314,634,000	(5)%
Operating costs excluding depreciation	$152,739,000	$151,016,000	1%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	102.5	97.4	5%
Average dayrate on daywork contracts	$17,943	$19,062	(6)%
Depreciation	$32,352,000	$26,399,000	23%
Oil and Natural Gas:
Revenue	$294,301,000	$182,449,000	61%
Operating costs excluding depreciation,
depletion and amortization	$58,258,000	$46,600,000	25%
Average oil price (Bbl)	$98.08	$59.02	66%
Average NGL price (Bbl)	$54.56	$36.67	49%
Average natural gas price (Mcf)	$8.43	$6.58	28%
Oil production (Bbl)	626,000	494,000	27%
NGL production (Bbl)	655,000	295,000	122%
Natural gas production (Mcf)	23,009,000	21,301,000	8%
Depreciation, depletion and amortization
rate (Mcfe)	$2.42	$2.29	6%
Depreciation, depletion and amortization	$74,703,000	$60,070,000	24%
Mid-Stream Operations:
Revenue	$99,023,000	$66,537,000	49%
Operating costs excluding depreciation
and amortization	$80,236,000	$58,896,000	36%
Depreciation and amortization	$7,144,000	$4,894,000	46%
Gas gathered—MMBtu/day	203,047	222,164	(9)%
Gas processed—MMBtu/day	63,671	42,984	48%
Gas liquids sold—gallons/day	193,027	104,946	84%

General and administrative expense	$13,251,000	$10,429,000	27%
Interest expense	$1,093,000	$3,370,000	(68)%
Income tax expense	$100,541,000	$72,189,000	39%
Average interest rate	5.0%	6.1%	(18)%
Average long-term debt outstanding	$126,209,000	$171,862,000	(27)%

Contract Drilling:

Drilling revenues decreased $16.2 million or 5% in the first six months of 2008 versus the first six months of 2007 primarily due to decreases in dayrates between the comparative periods. As natural gas prices declined late in 2006 and the first part of 2007, demand for drilling rigs also declined.  As a result, dayrates throughout the industry have declined as rig contractors attempted  to maintain rig utilization levels.  Our average dayrate in the first six months of 2008 was 6% lower than in the first six months of 2007. Decreases in revenue per day between the comparative periods decreased revenue by $34.8 million.  This decrease was partially offset by an $18.6 million increase in revenues from additional drilling rigs in use as the average drilling rigs we had available increased 9% over the comparative periods from both construction and the acquisition completed in June 2007.  Average drilling rig utilization increased from 97.4 drilling rigs in the first six months of 2007 to 102.5 in the first six months of 2008. In the first six months of 2008, commodity prices increased significantly and should commodity prices remain strong, we anticipate increases in both utilization percentages and dayrates later in the year as medium depth range drilling rigs industry-wide become more fully utilized.

Drilling operating costs increased $1.7 million or 1% between the comparative first six months of 2008 and 2007 primarily due to the increase in rigs utilized.  The increase was partially offset by the intercompany elimination as we drilled 65 wells for our oil and natural gas segment in the first six months of 2008 compared to 32 wells in the first six months of 2007.  Further increases resulted from the additional yard, trucks and autos associated with our June 2007 rig acquisition. With continued competition for qualified labor and utilization continuing around 80%, we expect our drilling rig expense per day to remain steady or increase slightly in 2008. Contract drilling depreciation increased $6.0 million or 23% as the total number of drilling rigs owned increased between the comparative periods.

Oil and Natural Gas:

Oil and natural gas revenues increased $111.9 million or 61% in the first six months of 2008 as compared to the first six months of 2007 due to an increase in average oil, NGL and natural gas prices and an increase in equivalent production volumes of 18%. Average oil prices between the comparative periods increased 66% to $98.08 per barrel, NGL prices increased 49% to $54.56 per barrel and natural gas prices increased 28% to $8.43 per Mcf. In the first six months of 2008 compared to the first six months of 2007, oil production increased 27%, NGL production increased 122% and natural gas production increased 8%. Increased production came primarily from our ongoing developmental drilling activity. We experienced some curtailment of production in the first quarter of 2008 and the second quarter of 2007 due to the shut-in of a third-party processing plant and during the first quarter of 2007 from a fire at a third-party refinery. With the continuation of our internal drilling program, our total production for 2008 compared to 2007 is anticipated to increase approximately 13% to 15%. Actual increases in revenues, however, will also be driven by commodity prices received for our production.

 Oil and natural gas operating costs increased $11.7 million or 25% between the comparative first six months of 2008 and 2007. An increase in the average cost per equivalent Mcf produced represented 25% of the increase in operating costs with the remaining 75% of the increase attributable to the increase in volumes produced as we continue to add wells from developmental drilling. Increases in general and administrative expenses directly related to oil and natural gas production and gross production taxes from higher revenues contributed to the majority of the operating cost increase.  General and administrative expenses increased as labor costs increased primarily due to a 20% increase in the average number of employees working in the exploration and production area while lease operating expenses increased primarily due to an increase in the number of wells producing and also from increases in the cost of goods purchased and services provided. Gross production taxes increased primarily as a result of the increase in oil and natural gas revenues. Total DD&A increased $14.6 million or 24%. Higher production volumes accounted for 73% of the increase while increases in our DD&A rate represented 27% of the increase. The increase in our DD&A rate in the first six months of 2008 compared to the first six months of 2007 resulted primarily from increases in the cost of reserves added in 2007 and the first six months of 2008 associated with higher drilling and completion costs. The increase in commodity prices over the last two years has increased the cost of acquiring producing properties. Even with the increase in acquisition costs we continue to see strong competition for producing property acquisitions.

Mid-Stream:

Our mid-stream revenues were $32.5 million or 49% higher for the first six months of 2008 as compared to the first six months of 2007 due to the higher NGL volumes processed and sold combined with higher NGL and natural gas prices. The average price for NGLs sold increased 43% and the average price for natural gas sold increased 32%. Gas processing volumes per day increased 48% between the comparative periods and NGLs sold per day increased 84% between the comparative periods.  A 9% decrease in gathering volumes per day partially offset the increase in revenue from NGLs and processing sales. The significant increase in volumes processed per day is primarily attributable to the installation of three processing plants in 2007, and to a lesser extent, volumes added from new wells connected to existing systems throughout 2007 and during the first six months of 2008. NGLs sold volumes per day increased due to recent upgrades to several of our processing facilities. Gas gathering volumes decreased primarily from a decline in volumes gathered from our Southeast Oklahoma gathering system due to natural declines of production in the formation and the shutdown of a third-party processing plant in another location in February 2008 for approximately 10 days. NGL sales were reduced $1.5 million due to the impact of NGL hedges in the first six months of 2008.

Operating costs increased $21.3 million or 36% in the first six months of 2008 compared to the first six months of 2007 due to a 31% increase in natural gas volumes purchased per day and a 35% increase in prices paid for natural gas purchased, a 30% increase in field direct operating expense due to the additions to our natural gas gathering and processing systems and the volume of natural gas processed and a 76% increase in general and administrative expenses associated with our mid-stream segment. The total number of employees working in our mid-stream segment increased by 29%. Depreciation and amortization increased $2.3 million, or 46%, primarily attributable to the additional depreciation associated with assets acquired between the comparative periods.  Operating costs were reduced by $1.1 million in the first six months of 2008 compared to the first six months of 2007 due to the impact of natural gas purchase hedges.

Other:

General and administrative expense increased $2.8 million or 27% in the first six months of 2008 compared to the first six months of 2007.  The increase was primarily attributable to increased stock based compensation costs and increased payroll expenses due to an 8% increase in the number of employees.

Total interest expense decreased $2.3 million or 68% between the comparative first six months. Average debt outstanding was 27% lower in the first six months of 2008 as compared to the first six months of 2007. Average debt outstanding accounted for approximately 66% of the interest expense decrease, with the remaining 34% resulting from a decrease in average interest rates on our bank debt. Interest expense was increased $0.1 million for the six months of 2008 and was reduced $0.3 million for the six months of 2007 from interest rate swap settlements.  Associated with our increased level of undeveloped inventory of oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems offset by a decrease in interest rates in 2008, we capitalized $2.3 million of interest in the first six months of 2008 compared to $2.2 million in the first six months of 2007.

Income tax expense increased $28.4 million or 39% due primarily to the increase in income before income taxes. Our effective tax rate for the first six months of 2008 was 37% versus 35.7% for the first six months of 2007 with the change due primarily to the decrease in manufacturing tax deduction for 2008. The portion of our taxes reflected as current income tax expense for the first six months of 2008 was $25.1 million or 25% of total income tax expense for the first six months of 2008 as compared with $42.3 million or 59% of total income tax expense in the first six months of 2007.  The reduction in the percentage of tax expense recognized as current is the result of expected bonus depreciation on equipment and increased intangible drilling costs to be deducted in the current year.  Income taxes paid in the first six months of 2008 were $18.6 million.

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

        These forward-looking statements include, among others, such things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;
•	the amount of wells to be drilled or reworked;
•	prices for oil and natural gas;
•	demand for oil and natural gas;
•	our exploration prospects;
•	estimates of our proved oil and natural gas reserves;
•	oil and natural gas reserve potential;
•	development and infill drilling potential;
•	our drilling prospects;
•	expansion and other development trends of the oil and natural gas industry;
•	our business strategy;
•	production of oil and natural gas reserves;
•	growth potential for our mid-stream operations;
•	gathering systems and processing plants we plan to construct or acquire;
•	volumes and prices for natural gas gathered and processed;
•	expansion and growth of our business and operations;
•	demand for our drilling rigs and drilling rig rates; and
•	our belief that the final outcome of our legal proceedings will not materially affect our financial results.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Our operations are exposed to market risks primarily because of changes in commodity prices and interest rates.

Commodity Price Risk.   Our major market risk exposure is in the price we receive for our oil and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we received for our oil and natural gas production have fluctuated and we expect these prices to continue to fluctuate. The price of oil and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months of 2008 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $361,000 per month ($4.3 million annualized) change in our pre-

tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $99,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $103,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow.

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

At June 30, 2008, the following cash flow hedges were outstanding:

Oil and Natural Gas Segment:

Term	Sell/ Purch.	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Market
Jul – Dec’08	Sell	Crude oil – swap	1,000 Bbl/day	$91.32	WTI - NYMEX
Jul – Dec’08	Sell	Crude oil - collar	1,000 Bbl/day	$85.00 put & $98.75 call	WTI - NYMEX
Jul – Dec’08	Sell	Crude oil - collar	500 Bbl/day	$90.00 put & $102.50 call	WTI - NYMEX
Jul – Sep’08	Sell	Natural gas - collar	20,000 MMBtu/day	$9.60 put & $10.63 call	IF – PEPL
Jul – Dec’08	Sell	Natural gas – swap	20,000 MMBtu/day	$7.52	IF – Centerpoint East
Jul – Dec’08	Sell	Natural gas - collar	10,000 MMBtu/day	$7.00 put & $8.40 call	IF – Centerpoint East
Jul – Dec’08	Sell	Natural gas - collar	10,000 MMBtu/day	$7.20 put & $8.80 call	IF – Tenn (Zone 0)
Jul – Dec’08	Sell	Natural gas - collar	10,000 MMBtu/day	$7.50 put & $8.70 call	NGPL-TXOK
Jan – Dec’09	Sell	Natural gas – swap	10,000 MMBtu/day	$7.77	IF – Centerpoint East
Jan – Dec’09	Sell	Natural gas – swap	10,000 MMBtu/day	$8.28	IF – Tenn (Zone 0)

Mid-Stream Segment:

Term	Sell/ Purchase	Commodity	Hedged Volume	Weighted Average Fixed Price	Market
Jul’08	Sell	Liquids – swap (1)	1,997,650 Gal/mo	$ 1.38	OPIS - Conway
Jul’08	Purchase	Natural gas – swap	177,265 MMBtu/mo	$ 7.92	IF - PEPL
Aug – Dec’08	Sell	Liquid – swap (1)	1,636,845 Gal/mo	$ 1.48	OPIS - Conway
Aug – Dec’08	Purchase	Natural gas – swap	143,180 MMBtu/mo	$ 9.39	IF - PEPL
   ____________
(1) Types of liquids involved are natural gasoline, ethane, propane, isobutane and natural butane.

Interest Rate Risk.   Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the BOKF National Prime Rate or the LIBOR Rate. At our election, borrowings under our revolving Credit Facility may be fixed at the LIBOR Rate for periods of up to 180 days. To help manage our exposure to any future interest rate volatility, we currently have two $15.0 million interest rate swaps, one at a fixed rate of 4.53% and one at a fixed rate of 4.16%, both expiring in May 2012.  Based on our average outstanding long-term debt subject to the floating rate in the first three months of 2008, a 1% change in the floating rate would reduce our annual pre-tax cash flow by approximately $1.0 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to certain litigation arising in the ordinary course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our business, financial condition and/or operating results.

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

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	467	$60.45	467	—
May 1, 2008 to May 31, 2008	3,123	77.39	3,123	—
June 1, 2008 to June 30, 2008	499	81.68	499	—

Total	4,089	$75.98	4,089	—

 ____________

(1)
The shares were repurchased to remit withholding of taxes on the value of stock distributed with the April 17, and June 11, 2008 vesting distribution for grants previously made from our “Unit Corporation Stock and Incentive Compensation Plan” (419 shares) adopted May 3, 2006 and for exercise of stock options (3,670 shares) under our “Amended and Restated Stock Option Plan” which was terminated for the purpose of future grants on May 3, 2006.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the NYSE on the day that the stock was acquired by us.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 7, 2008, we held our Annual Meeting of Stockholders. At that meeting the following matters were voted on, with each receiving the votes indicated:

I.	Election of Director Nominees King P. Kirchner, Don Cook and J. Michael Adcock for a three-year term expiring in 2011.

	Numbers of	Against or
Nominee	Votes For	Withheld
King P. Kirchner	40,385,232	1,045,697
Don Cook	40,383,660	1,047,269
J. Michael Adcock	40,403,610	1,027,319

The following directors, whose term of office did not expire at the annual meeting, continue as directors of the Company:  William B. Morgan, John H. Williams, Larry D. Pinkston, John G. Nikkel, Robert J. Sullivan, Jr., and Gary R. Christopher.

II.	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year 2008.

For -	41,092,872
Against -	312,977
Abstain -	25,076

Item 5.  Other Information

Not applicable.

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

Unit Corporation
Date: August 5, 2008	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date: August 5, 2008	By: /s/ David T. Merrill
DAVID T. MERRILL
Chief Financial Officer and
Treasurer