Form 10-Q
period 2009-03-31
UNIT CORP
filed 2009-05-05
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

[Commission File Number 1-9260]

UNIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-1283193
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7130 South Lewis, Suite1000, Tulsa, Oklahoma	74136
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

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

As of April 30, 2009, 47,536,669 shares of the issuer's common stock were outstanding.

FORM 10-Q
UNIT CORPORATION

TABLE OF CONTENTS
		Page
		Number
	PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations
	Three Months Ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2009 and 2008	6

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2009 and 2008	7

	Notes to Condensed Consolidated Financial Statements	8

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	40

Item 4.	Controls and Procedures	41

	PART II. Other Information
Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		43

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,012	$584
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts of $4,893 at March 31, 2009 and $4,893 at December 31, 2008	130,576	192,408
Materials and supplies	10,436	9,923
Current derivative assets (Note 8)	86,274	52,177
Current income tax receivable	4,246	11,768
Prepaid expenses and other	17,492	19,705
Total current assets	250,056	286,585

Property and equipment:
Drilling equipment	1,182,730	1,172,655
Oil and natural gas properties, on the full cost method:
Proved properties	2,148,030	2,090,623
Undeveloped leasehold not being amortized	167,057	160,034
Gas gathering and processing equipment	172,799	169,402
Transportation equipment	32,975	33,611
Other	22,785	22,484
	3,726,376	3,648,809
Less accumulated depreciation, depletion, amortization
and impairment	1,776,875	1,447,157
Net property and equipment	1,949,501	2,201,652

Goodwill	62,808	62,808
Other intangible assets, net	8,397	9,384
Non-current derivative assets (Note 8)	22,249	5,218
Other assets	15,862	16,219
Total assets	$2,308,873	$2,581,866

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	March 31,	December 31,
	2009	2008
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,898	$129,755
Accrued liabilities	55,801	51,659
Contract advances	2,562	2,889
Current portion of derivative liabilities (Note 8)	2,393	1,481
Current portion of other liabilities (Note 4)	11,401	10,615
Total current liabilities	147,055	196,399

Long-term debt	163,500	199,500
Long-term derivative liabilities (Note 8)	1,910	1,780
Other long-term liabilities (Note 4)	73,861	74,027
Deferred income taxes	393,630	477,061

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares
authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares
authorized, 47,537,200 and 47,255,964 shares
issued, respectively	9,369	9,325
Capital in excess of par value	377,788	367,000
Accumulated other comprehensive income	65,763	33,284
Retained earnings	1,075,997	1,223,490
Total shareholders’ equity	1,528,917	1,633,099
Total liabilities and shareholders’ equity	$2,308,873	$2,581,866

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands except per share amounts)
Revenues:
Contract drilling	$88,699	$147,247
Oil and natural gas	88,904	130,002
Gas gathering and processing	22,143	44,223
Other income (expense), net	1,316	(110)
Total revenues	201,062	321,362

Expenses:
Contract drilling:
Operating costs	50,330	74,461
Depreciation	12,619	15,364
Oil and natural gas:
Operating costs	24,816	27,601
Depreciation, depletion and amortization	38,006	35,715
Impairment of oil and natural gas properties (Note 2)	281,241	—
Gas gathering and processing:
Operating costs	20,677	35,072
Depreciation and amortization	4,061	3,481
General and administrative	6,089	6,525
Interest, net	477	820
Total operating expenses	438,316	199,039
Income (loss) before income taxes	(237,254)	122,323

Income tax expense (benefit):
Current	—	15,447
Deferred	(89,761)	29,812
Total income taxes	(89,761)	45,259

Net income (loss)	$(147,493)	$77,064

Net income (loss) per common share:
Basic	$(3.14)	$1.66

Diluted	$(3.14)	$1.65

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(147,493)	$77,064
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	54,958	54,734
Impairment of oil and natural gas properties (Note 2)	281,241	—
Unrealized loss on derivatives	1,968	—
Deferred tax expense (benefit)	(89,761)	29,812
Other	2,469	4,108
Changes in operating assets and liabilities
increasing (decreasing) cash:
Accounts receivable	61,832	(15,650)
Accounts payable	1,204	2,119
Material and supplies inventory	(513)	(292)
Accrued liabilities	(2,423)	8,729
Contract advances	(327)	(2,853)
Other – net	9,735	1,019
Net cash provided by operating activities	172,890	158,790

INVESTING ACTIVITIES:
Capital expenditures	(115,904)	(159,504)
Proceeds from disposition of assets	3,870	736
Net cash used in investing activities	(112,034)	(158,768)

FINANCING ACTIVITIES:
Borrowings under line of credit	50,800	56,500
Payments under line of credit	(86,800)	(60,500)
Proceeds from exercise of stock options	17	323
Book overdrafts	(24,445)	3,427
Net cash used in financing activities	(60,428)	(250)

Net increase (decrease) in cash and cash equivalents	428	(228)

Cash and cash equivalents, beginning of period	584	1,076
Cash and cash equivalents, end of period	$1,012	$848

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(147,493)	$77,064
Other comprehensive income (loss), net of taxes:
Change in value of derivative instruments used as
cash flow hedges, net of tax of $29,406 and ($13,294)	49,005	(22,664)
Reclassification - derivative settlements,
net of tax of ($9,847) and ($1)	(16,554)	(1)
Ineffective portion of derivatives, net of tax of $16 and zero	28	—
Comprehensive income (loss)	$(115,014)	$54,399

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

The accompanying interim condensed consolidated financial statements are unaudited and do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K, filed February 24, 2009, for the year ended December 31, 2008.  The accompanying condensed consolidated financial statements include all normal recurring adjustments that we consider necessary to state fairly our financial position at March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. All intercompany transactions have been eliminated.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States which requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be realized for the full year in the case of 2009, or that we realized for the full year of 2008. With respect to our unaudited financial information for the three month periods ended March 31, 2009 and 2008, included in this quarterly report, PricewaterhouseCoopers LLP reported that it applied limited procedures in accordance with professional standards for a review of that information.  Its separate report, dated May 5, 2009, which is included in this quarterly report, states that it did not audit and it does not express an opinion on that unaudited financial information.  Accordingly, the reliance placed on its report should be restricted in light of the limited review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

NOTE 2 –OIL AND NATURAL GAS PROPERTIES

Under the full cost ceiling test rules, at the end of each quarter, we review the carrying value of our oil and natural gas properties. The full cost ceiling is based principally on the estimated future discounted net cash flows from our oil and natural gas properties discounted at 10%. Full cost companies are required to use the unescalated prices in effect as of the end of each fiscal quarter to calculate the discounted future revenues. In the event the unamortized cost of oil and natural gas properties being amortized exceeds the full cost ceiling, as defined by the SEC, the excess is charged to expense in the period during which the excess occurs, even if prices are depressed for only a short period of time. Once incurred, a write-down of oil and natural gas properties is not reversible.

We recorded a non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter ended March 31, 2009 as a result of a decline in commodity prices as compared to those existing at year end 2008. No ceiling test write down was required during the quarter ended March 31, 2008. After March 31, 2009 commodity prices have continued to decrease and should those prices remain below March 31, 2009 levels, an additional write-down of the carrying value of our oil and natural gas properties will be required for the quarter ending June 30, 2009.

Derivative instruments qualifying as cash flow hedges are included in the computation of limitation on capitalized costs.  Our qualifying cash flow hedges as of March 31, 2009, which consisted of swaps and collars, covered 30.3 Bcfe and 33.2 Bcfe in 2009 and 2010, respectively. The effect of these cash flow hedges was a $197.9 million pre-tax increase in the discounted net cash flows of our oil and natural gas properties. Our oil and natural gas hedging activities are discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements.

NOTE 3 - EARNINGS PER SHARE

Information related to the calculation of earnings (loss) per share follows:

	Income/(Loss)	Weighted Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the three months ended
March 31, 2009:
Basic earnings (loss) per common share	$(147,493)	46,921	(3.14)
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	—	—
Diluted earnings (loss) per common share	$(147,493)	46,921	(3.14)

For the three months ended
March 31, 2008:
Basic earnings per common share	$77,064	46,481	$1.66
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	319	(0.01)
Diluted earnings per common share	$77,064	46,800	$1.65

Due to the net loss for the three months ended March 31, 2009, approximately 216,000 weighted average shares related to stock options, restricted stock and stock appreciation rights (SARs) were antidilutive and were excluded from the earnings per share calculation above.  The number of stock options and SARs (and their average exercise price) not included in the above computation because their option exercise prices were greater than the average market price of our common stock was:

	March 31,
	2009	2008

Options and SARs	374,921	105,665

Average Exercise Price	$47.09	$56.33

NOTE 4 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the dates in the table, long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Revolving credit facility,
with interest of 3.0% at March 31, 2009 and
3.2% at December 31, 2008	$163,500	$199,500
Less current portion	—	—
Total long-term debt	$163,500	$199,500

On December 23, 2008, we entered into a First Amendment to our existing First Amended and Restated Senior Credit Agreement (Credit Facility) with a maximum credit amount of $400.0 million maturing on May 24, 2012. This amendment increased the lenders’ commitment by $50.0 million to an aggregate of $325.0 million. Borrowings under the Credit Facility are limited to a commitment amount that we can elect. As of March 31, 2009, the commitment amount was $325.0 million. We are charged a commitment fee of 0.375 to 0.50 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the total borrowing base amount. We incurred origination, agency and syndication fees of $737,500 at the inception of the Credit Facility and $478,125 associated with the December 23, 2008 First Amendment, which are being amortized over the life of the agreement. The average interest rate for the first quarter of 2009, which includes the effect of our interest rate swaps, was 4.0%. At March 31, 2009 and April 30, 2009, borrowings were $163.5 million and $148.5 million, respectively.

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil and natural gas reserves and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream operations.  The current borrowing base is $475.0 million per the April 1, 2009 redetermination.  We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination.  In addition, we may request a redetermination following the consummation of an acquisition meeting the requirements defined in the Credit Facility.

        At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day term. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid on three days prior notice to the administrative agent and on our payment of any applicable funding indemnification amounts. Interest on the LIBOR is computed at the LIBOR base applicable for the interest period plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate, which in no event will be less than LIBOR plus 1.00%, payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At March 31, 2009, all of our then outstanding borrowings of $163.5 million were subject to LIBOR.

The Credit Facility prohibits:

•	the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year;
•	the incurrence of additional debt with certain limited exceptions; and
•	the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our properties, except in favor of our lenders.

The Credit Facility also requires that we have at the end of each quarter:

•	consolidated net worth of at least $900 million;
•	a current ratio (as defined in the Credit Facility) of not less than 1 to 1; and
•	a leverage ratio of long-term debt to consolidated EBITDA (as defined in the Credit Facility) for the most recently ended rolling four fiscal quarters of no greater than 3.50 to 1.0.

As of March 31, 2009, we were in compliance with all the covenants contained in the Credit Facility.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)

Plugging liability	$50,598	$49,230
Workers’ compensation	23,059	23,473
Separation benefit plans	6,157	6,435
Gas balancing liability	3,364	3,364
Deferred compensation plan	2,047	2,030
Retirement agreements	37	110
	85,262	84,642
Less current portion	11,401	10,615
Total other long-term liabilities	$73,861	$74,027

Estimated annual principal payments under the terms of long-term debt and other long-term liabilities for the twelve month periods beginning April 1, 2009 through 2014 are $13.8 million, $14.3 million, $4.2 million, $166.1 million and $1.9 million, respectively. Based on the borrowing rates currently available to us for debt with similar terms and maturities and consideration of our non-performance risk, long-term debt at March 31, 2009 approximates its fair value.

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

The following table shows certain information regarding our well plugging liability:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Plugging liability, January 1:	$49,230	$33,191
Accretion of discount	632	422
Liability incurred	898	588
Liability settled	(202)	(163)
Revision of estimates	40	47
Plugging liability, March 31:	50,598	34,085
Less current portion	1,135	710
Total long-term plugging liability	$49,463	$33,375

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

        Interim Disclosures about Fair Value of Financial Instruments.  In April 2009, the Financial and Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1 (collectively, FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1, we will be required to include disclosures about the fair value of our financial instruments whenever we issue financial information for interim reporting periods.  In addition, we will be required to disclose in the body or in the accompanying notes of our summarized financial information for interim reporting periods and in our financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 107-1 may have on our consolidated financial statements.

NOTE 7 – STOCK-BASED COMPENSATION

        We use Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (FAS 123(R)) to account for stock-based employee compensation. Among other items, FAS 123(R) requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For all unvested stock options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value on the original grant date, is being recognized in the financial statements over the remaining vesting period. For equity-based compensation awards granted or modified after December 31, 2005, compensation expense, based on the fair value on the date of grant or modification is recognized in the financial statements over the vesting period. The amount of our equity compensation cost relating to employees directly involved in our oil and natural gas segment is capitalized to our oil and natural gas properties. Amounts not capitalized to our oil and natural gas properties are recognized in general and administrative expense and operating costs of our business segments. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and SARs. The value of our restricted stock grants is based on the closing stock price on the date of the grants.

For the three months ended March 31, 2009 and 2008, we recognized stock compensation expense for restricted stock awards, stock options and stock settled SARs of $1.9 million and $2.5 million, respectively, and capitalized stock compensation cost to our oil and natural gas properties of $0.6 million and $0.8 million, respectively. The tax benefit related to this stock based compensation was $0.7 million and $0.9 million, respectively. The remaining unrecognized compensation cost related to unvested awards at March 31, 2009 is approximately $12.7 million with $3.0 million of that amount anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.8 years.

No stock options or SARs were granted during the three month periods ending March 31, 2009 and 2008.

The following table shows the fair value of restricted stock awards granted:

	Three Months Ended
	March 31,
	2009	2008

Shares granted	—	14,500

Estimated fair value (in millions)	$—	$0.6

Percentage of shares granted
expected to be distributed	—%	89%

NOTE 8 – DERIVATIVES

        Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (FAS 161) became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  FAS 161 requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.

Interest Rate Swaps

From time to time we have entered into interest rate swaps to help manage our exposure to possible future interest rate increases. As of March 31, 2009, we had two outstanding interest rate swaps both of which were cash flow hedges. There was no material amount of ineffectiveness.

Term	Amount	Fixed Rate	Floating Rate
December 2007 – May 2012	$ 15,000,000	4.53%	3 month LIBOR
December 2007 – May 2012	$ 15,000,000	4.16%	3 month LIBOR

Commodity Derivatives

We have entered into various types of derivative instruments covering a portion of our projected natural gas and oil production to reduce our exposure to market price volatility. Our decision on the quantity and price at which we choose to hedge certain of our production is based, in part, on our view of current and future market conditions. As of March 31, 2009, our derivative instruments consisted of the following types of swaps and collars:

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

Oil and Natural Gas Segment:

At March 31, 2009, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Apr’09 – Dec’09	Crude oil - collar	500 Bbl/day	$100.00 put & $156.25 call	WTI – NYMEX
Apr’09 – Dec’09	Crude oil – swap	2,000 Bbl/day	$51.87	WTI – NYMEX
Apr’09 – Dec’09	Natural gas - collar	10,000 MMBtu/day	$ 8.22 put & $10.80 call	IF – NYMEX (HH)
Apr’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 7.01	IF – Tenn Zone 0
Apr’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 6.32	IF – CEGT
Apr’09 – Dec’09	Natural gas – swap	25,000 MMBtu/day	$ 5.57	IF – PEPL

Jan’10 – Dec’10	Crude oil – swap	1,000 Bbl/day	$59.81	WTI – NYMEX
Jan’10 – Dec’10	Natural gas – swap	15,000 MMBtu/day	$ 7.20	IF – NYMEX (HH)
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 6.89	IF – Tenn Zone 0
Jan’10 – Dec’10	Natural gas – swap	30,000 MMBtu/day	$ 6.12	IF – CEGT
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 5.67	IF – PEPL
Jan’10 – Dec’10	Natural gas – basis differential swap	10,000 MMBtu/day	($0.79)	PEPL – NYMEX

        At March 31, 2009, the following non-qualifying cash flow derivatives were outstanding:

Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Apr’09 – Dec’09	Natural gas – basis differential swap	10,000 MMBtu/day	($1.02)	PEPL – NYMEX
Apr’09 – Dec’09	Natural gas – basis differential swap	10,000 MMBtu/day	($1.10)	CEGT – NYMEX

        Subsequent to March 31, 2009, the following cash flow hedge was entered into:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Jan’10 – Dec’10	Crude oil – swap	500 Bbl/day	$64.45	WTI – NYMEX

        The following tables present the fair values and locations of derivative instruments recorded in the balance sheet:

		Derivative Assets
		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments		(In thousands)

Commodity derivatives:
Current	Current derivative assets	$86,274	$51,130
Long-term	Non-current derivative assets	22,249	5,218
Total derivatives designated as hedging instruments		108,523	56,348

Derivatives not designated as hedging instruments

Commodity derivatives:
Current	Current derivative assets	—	1,047
Total derivatives not designated as hedging instruments		—	1,047

Total derivative assets		$108,523	$57,395

		Derivative Liabilities
		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments		(In thousands)

Interest rate swaps:
Current	Current portion of derivative liabilities	$804	$736
Long-term	Other long-term derivative liabilities	1,675	1,780
Commodity derivatives:
Current	Current portion of derivative liabilities	713	745
Long-term	Other long-term derivative liabilities	235	—
Total derivatives designated as hedging instruments		3,427	3,261

Derivatives not designated as hedging instruments

Commodity derivatives (basis swaps):
Current	Current portion of derivative liabilities	876	—
Total derivatives not designated as hedging instruments		876	—

Total derivative liabilities		$4,303	$3,261

        In accordance with FASB Interpretation No. 39, to the extent that a legal right of set-off exists, we net the value of our derivative arrangements with the same counterparty in the accompanying condensed consolidated balance sheets.

        We recognize the effective portion of changes in fair value as accumulated other comprehensive income (loss) (OCI), and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled.  As of March 31, 2009 and March 31, 2008, we had a gain of $65.8 million, net of tax, and a loss of $21.5 million, net of tax, respectively, in accumulated other comprehensive income (loss).

        Based on the market prices at March 31, 2009, we expect to transfer approximately $53.0 million, net of tax, of the gain included in the balance in accumulated other comprehensive income (loss) to earnings during the next 12 months in the related month of production. The interest rate swaps and the commodity derivative instruments as of March 31, 2009 are expected to mature by May 2012 and December 2010, respectively.

        Under FAS 133, certain derivatives do not qualify for designation as cash flow hedges. Currently, we have two basis swaps that do not qualify as cash flow hedges. Changes in the fair value of these non-qualifying derivatives that occur before their maturity (i.e., temporary fluctuations in value) are reported in the condensed consolidated statements of operations within oil and natural gas revenues. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income (loss) until the hedged item is recognized into earnings. Any change in fair value resulting from ineffectiveness is recognized in oil and natural gas revenues.

        Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (cash flow hedges under FAS 133) for the three months ended March 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (1)
	2009	2008
	(In thousands)
Interest rate swaps	$(1,555)	$(954)
Commodity derivatives	67,318	(20,553)
Total	$65,763	$(21,507)
                _________________
                (1) Net of taxes.

        Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (cash flow hedges under FAS 133) for the three months ended March 31:

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		2009	2008	2009	2008
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$26,589	$(112)	$(44)	$—
Commodity derivatives	Gas gathering and processing revenue	—	(119)	—	—
Commodity derivatives	Gas gathering and processing operating costs	—	182	—	—
Interest rate swaps	Interest, net	(188)	51	—	—
	Total	$26,401	$2	$(44)	$—

(1)  Effective portion of gain (loss).
(2)  Ineffective portion of gain (loss).

        Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (derivatives not designated as hedging instruments under FAS 133) for the three months ended March 31:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
		(In thousands)

Commodity derivatives (basis swaps)	Oil and natural gas revenue	$(1,108)	$—
Total		$(1,108)	$—

NOTE 9 – FAIR VALUE MEASUREMENTS

As of January 1, 2008, we applied the provisions of FAS 157, Fair Value Measurements for our financial assets and liabilities measured on a recurring basis. This statement establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of FAS 157 by one year to periods beginning after November 15, 2008 for nonfinancial assets and liabilities.  As of January 1, 2009, we applied the provisions of FSP 157-2 and there was no material impact on us.

FAS 157 defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants (an exit price). To estimate an exit price, a three-level hierarchy is used prioritizing the valuation techniques used to measure fair value into three levels with the highest priority given to Level 1 and the lowest priority given to Level 3.  The levels are summarized as follows:

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

•	Level 3 - generally unobservable inputs which are developed based on the best information available and may include our own internal data.

        The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following table sets forth our recurring fair value measurements:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$—	$—	$(2,479)	$(2,479)
Commodity derivatives	$—	$(2,714)	$109,413	$106,699

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

Commodity Derivatives. The fair values of our natural gas swaps, basis swaps and crude oil and natural gas collars are estimated using internal discounted cash flow calculations based on forward price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements.

The following table is a reconciliation of our level 3 fair value measurements:

	Net Derivatives
	For the Three Months Ended March 31, 2009
	Interest Rate Swaps	Commodity Swaps and Collars
	(In thousands)
Beginning of period	$(2,516)	$58,508
Total gains or losses (realized and unrealized):
Included in earnings (1)	(188)	23,878
Included in other comprehensive income (loss)	37	52,873
Purchases, issuance and settlements	188	(25,846)
End of period	$(2,479)	$109,413

Total gains (losses) for the period included in earnings
attributable to the change in unrealized gain (loss)
relating to assets still held as of March 31, 2009	$—	$(1,968)
      ____________
(1)	Interest rate swaps and commodity sales swaps and collars are reported in the condensed consolidated statements of operations in interest, net and revenues, respectively.

        We evaluated the non-performance risk with regard to our counterparties in our valuation at March 31, 2009 and determined it was immaterial.

NOTE 10 - INDUSTRY SEGMENT INFORMATION

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

We evaluate the performance of each segment based on its operating income (loss), which is defined as operating revenues less operating expenses and depreciation, depletion, amortization and impairment. Our natural gas production in Canada is not significant. Certain information regarding each of our segment’s operations follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:
Contract drilling	$91,324	$163,914
Elimination of inter-segment revenue	2,625	16,667
Contract drilling net of
inter-segment revenue	88,699	147,247

Oil and natural gas	88,904	130,002

Gas gathering and processing	30,656	56,559
Elimination of inter-segment revenue	8,513	12,336
Gas gathering and processing
net of inter-segment revenue	22,143	44,223

Other	1,316	(110)
Total revenues	$201,062	$321,362

Operating income (loss) (1):
Contract drilling	$25,750	$57,422
Oil and natural gas (2)	(255,159)	66,686
Gas gathering and processing	(2,595)	5,670
Total operating income (loss)	(232,004)	129,778
General and administrative expense	(6,089)	(6,525)
Interest expense, net	(477)	(820)
Other income - net	1,316	(110)
Income (loss) before income taxes	$(237,254)	$122,323
    ____________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2)	In March 2009, we had an impairment of oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at the end of the first quarter 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Unit Corporation and its subsidiaries as of March 31, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) for each of the three month periods ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
May 5, 2009

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

Recent events, both within the United States and the world, have brought about significant and immediate changes in the global financial markets which in turn are affecting the United States economy, our industry and us.  In the United States, these events and others have had a significant impact on the prices for oil and natural gas as reflected in the following table:

Date	Gas Spot Price Henry Hub ($ per MMBtu)	Crude Oil WTI-Cushing, OK ($ per Bbl)
July 1, 2008	$13.19	$140.99
August 1, 2008	$9.26	$125.10
September 1, 2008	$8.24	$115.48
October 1, 2008	$7.17	$98.55
November 1, 2008	$6.20	$67.81
December 1, 2008	$6.44	$49.28
January 1, 2009	$5.63	$44.61
February 1, 2009	$4.77	$41.70
March 1, 2009	$4.04	$44.76
April 1, 2009	$3.58	$48.39
May 1, 2009	$3.25	$53.20

As noted in the table above, oil and natural gas prices have declined significantly in a deteriorating national and global economic environment. The current economic environment and the decline in commodity prices is causing us (and other oil and gas companies) to reduce our overall level of drilling activity and spending. When drilling activity and spending decline for any sustained period of time our drilling rig utilization and dayrates also tend to decline as reflected in the table below:

Period	Average Rigs in Use	Average Dayrates
July 2008	108.8	$18,276
August 2008	111.2	$18,624
September 2008	112.1	$19,044
October 2008	111.5	$19,229
November 2008	97.8	$19,426
December 2008	81.0	$19,352
January 2009	63.8	$18,993
February 2009	52.2	$18,414
March 2009	42.2	$18,356	(1)
      ____________

(1)
These average dayrates in March 2009 include 18 term contracts, of which four will roll off and one is up for renewal during the second quarter of 2009, two are up for renewal during the third quarter of 2009, six are up for renewal during the fourth quarter of 2009 and the remaining five are up for renewal beyond 2009.

 In addition, lower commodity prices for any sustained period of time could impact the liquidity condition of some of our industry partners and customers, which, in turn, might limit their ability to meet their financial obligations to us.

The recent slowdown in the United States and world economies will also result (to varying degrees) in a reduction in the demand for oil and natural gas products by those industries and consumers that use those products in their business operations. The degree to which that demand is reduced and for how long it may last are unknown at this time. The recent significant reductions in demand for our commodities has resulted in lower prices for our products as well as forcing us to curtail our production of those products and has negatively impacted our drilling rig utilization which, in turn, has affected our financial results.

The impact on our business and financial results as a consequence of the recent volatility in oil and natural gas prices and the global economic crisis is uncertain in the long term, but in the short term, it has had a number of consequences for us, including the following:

•
In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) as a result of a decline in commodity prices as compared to those existing at year end 2008.

•
As a result of lower commodity prices combined with service costs that remain relatively high, we have reduced the number of gross wells we plan to drill in 2009 by approximately 50% from the number of gross wells drilled in 2008.

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

•
Due to declining commodity prices of oil and natural gas, several of our drilling rig customers have significantly reduced their drilling budgets for 2009, resulting in a significant reduction in the average utilization of our drilling rig fleet.  Our average utilization rate was 81% for the nine months ended September 30, 2008, 61% for the month of December 2008 and 32% for the month of March 2009. We currently expect this rate to continue to be depressed throughout 2009.

•
We have reduced our total 2009 estimated capital expenditures for all three of our business segments by approximately 60% compared to 2008, excluding acquisitions, in order to focus keeping our capital expenditures within anticipated internally generated cash flow.

•	Reduced prices for ethane resulted in curtailment of certain liquids production early in the first quarter of 2009.

Executive Summary

Contract Drilling

Our first quarter 2009 utilization rate was 40%, compared to 74% and 78% in the fourth quarter 2008 and first quarter 2008, respectively. Dayrates for the first quarter of 2009 averaged $18,638, a decrease of 4% from the fourth quarter of 2008 and an increase of 4% from the first quarter of 2008. Direct profit (contract drilling revenue less contract drilling operating expense) decreased 50% from the fourth quarter of 2008 and 47% from the first quarter of 2008, primarily due to the decrease in utilization. Operating cost per day increased 20% from the fourth quarter of 2008 and increased 30% from the first quarter of 2008 primarily attributable to certain indirect drilling costs being spread over fewer utilization days. In the third quarter of 2008, prices for oil and natural gas started to decrease and continued to decrease throughout the first quarter of 2009 and we anticipate will continue at depressed levels for an unknown period of time which will further reduce our dayrates and utilization.

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

Oil and Natural Gas

First quarter 2009 production from our oil and natural gas segment averaged 181,000 Mcfe per day, a 1% decrease from the average for the fourth quarter of 2008 and a 12% increase from the average for the first quarter of 2008.  The decrease from the fourth quarter 2008 resulted from the slowdown of drilling new wells due to the economic downturn. The increase from the first quarter 2008 resulted from production from new wells completed throughout 2008.

 Oil and natural gas revenues decreased 17% from the fourth quarter of 2008 and decreased 32% from the first quarter of 2008. Our oil, natural gas and NGL prices in the first quarter of 2009 decreased 35%, 2% and 29%, respectively, from the fourth quarter of 2008 and our oil, natural gas and NGL prices decreased  46%, 29% and 64%, respectively, from the first quarter of 2008.  Direct profit (oil and natural gas revenues less oil and natural gas operating expense) decreased 21% from the fourth quarter of 2008 and decreased 37% from the first quarter of 2008.  The decrease from the fourth quarter 2008 and the first quarter 2008 primarily resulted from the impact of lower natural gas prices. Operating cost per Mcfe produced decreased 1% from the fourth quarter of 2008 and decreased 19% from the first quarter of 2008. For 2009, we have hedged 66% of our average daily oil production (based on our first quarter 2009 production) and approximately 70% of our average daily natural gas production (based on our first quarter 2009 production). Currently, for 2010, we have hedged approximately 39% of our average daily oil production (based on our first quarter 2009 production) and approximately 48% of our average daily natural gas production (based on our first quarter 2009 production).

In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at quarter-end. After March 31, 2009 commodity prices have continued to decrease and should commodity prices remain below March 31, 2009 levels, an additional write-down of the carrying value of our oil and natural gas properties will be required for the quarter ending June 30, 2009.

Our estimated production for 2009 is approximately 63.0 to 64.0 Bcfe, or essentially unchanged from our 2008 production.  We currently anticipate that we will participate in the drilling of approximately 140 wells during 2009, a decrease of 50% over 2008. Our current anticipated 2009 capital expenditures for this segment are $200.0 million.

Commodity prices which started to decrease during the third quarter of 2008, continued to decrease through the first quarter of 2009. We anticipate these prices will remain at current or lower levels for an indeterminable period of time.  As a result of these lower commodity prices and service costs that remained relatively high, we began slowing our drilling activity during the fourth quarter of 2008 and will continue to do so into 2009. In the Mid-Continent area, natural gas spot prices have been very weak and in certain situations we have curtailed production rather than selling the production at those prices.

Mid-Stream

First quarter 2009 liquids sold per day increased 11% from the fourth quarter of 2008 and increased 19% from the first quarter of 2008. Liquids sold per day increased from the fourth quarter of 2008 primarily due to the fourth quarter 2008 operating the processing plants in an ethane rejection mode due to an extremely low ethane price, and increased from the first quarter of 2008 primarily as the result of upgrades and expansions to existing plants. Gas processed per day remained unchanged over the fourth quarter of 2008 and increased 21% over the first quarter of 2008, respectively.  Gas gathered per day increased 3% from the fourth quarter of 2008 and decreased 4% from the first quarter of 2008 primarily from our Southeast Oklahoma gathering system experiencing natural production declines associated with connected wells.

NGL prices in the first quarter of 2009 decreased 35% from the price received in the fourth quarter of 2008 and decreased 58% over the price received in the first quarter of 2008. The price of liquids as compared to natural gas affects the revenue in our mid-stream operations and determines the fractionation spread which is the difference in the value received for the NGLs recovered from natural gas in comparison to the amount received for the equivalent MMBtu’s of natural gas if unprocessed. In 2008, we had hedged approximately 50% of our average fractionation spread volumes to help manage our cash flow from this segment. We currently do not have any fractionation spread hedges in place for 2009 and beyond due to the unfavorable current market condition of futures prices.

Direct profit (mid-stream revenues less mid-stream operating expense) decreased 61% from the fourth quarter of 2008 and decreased 84% from the first quarter of 2008. The decrease from the fourth quarter 2008 and the first quarter 2008 resulted primarily from decreased commodity prices which resulted in declines in processing margins. Total operating cost for our mid-stream segment decreased 17% from the fourth quarter of 2008 and decreased 41% from the first quarter of 2008. Our anticipated capital expenditures for 2009 for this segment are $13.0 million.  Commodity prices started to decline in the third quarter of 2008 and continued to decrease through the first quarter of 2009.  Prices may continue to decrease or remain at their current lower levels for an indeterminable period of time, which could result in fewer wells being connected to existing gathering systems and lower fractionation spreads resulting in possible future declines in volumes or margins.

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

The following is a summary of certain financial information as of March 31, 2009 and 2008 and for the three months ended March 31, 2009 and 2008:

	March 31,		%
	2009	2008	Change (2)
	(In thousands except percentages)
Working capital	$103,001	$36,095	185%
Long-term debt	$163,500	$116,600	40%
Shareholders’ equity (1)	$1,528,917	$1,496,981	2%
Ratio of long-term debt to total capitalization (1)	10%	7%	43%
Net income (loss) (1)	$(147,493)	$77,064	NM %
Net cash provided by operating activities	$172,890	$158,790	9%
Net cash used in investing activities	$(112,034)	$(158,768)	(29)%
Net cash used in financing activities	$(60,428)	$(250)	NM %
________________
(1)
In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at quarter-end. The write down impacted our 2009 shareholders’ equity, ratio of long-term debt to total capitalization and net income.  There was no impact on our compliance with the covenants contained in our Credit Facility.

(2)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

        The following table summarizes certain operating information:

	Three Months Ended March 31,		%
	2009	2008	Change
Contract Drilling:
Average number of our drilling rigs in use during
the period	52.8	100.6	(48)%
Total number of drilling rigs owned at the end
of the period	131	129	2%
Average dayrate	$18,638	$17,997	4%
Oil and Natural Gas:
Oil production (MBbls)	343	292	17%
Natural gas liquids production (MBbls)	393	306	28%
Natural gas production (MMcf)	11,862	11,161	6%
Average oil price per barrel received	$50.51	$93.32	(46)%
Average oil price per barrel received excluding hedges	$38.52	$96.25	(60)%
Average NGL price per barrel received	$18.69	$52.04	(64)%
Average NGL price per barrel received excluding hedges	$18.69	$51.49	(64)%
Average natural gas price per mcf received	$5.44	$7.65	(29)%
Average natural gas price per mcf received excluding hedges	$3.48	$7.60	(54)%
Mid-Stream:
Gas gathered—MMBtu/day	192,320	200,697	(4)%
Gas processed—MMBtu/day	72,650	59,797	21%
Gas liquids sold — gallons/day	218,762	183,924	19%
Number of natural gas gathering systems	37	36	3%
Number of processing plants	9	8	13%

At March 31, 2009, we had unrestricted cash totaling $1.0 million and we had borrowed $163.5 million of the $325.0 million we had elected to have available under our Credit Facility. Our Credit Facility is used for working capital and capital expenditures. Historically, most of our capital expenditures have been discretionary and directed toward future growth. However, for 2009, in view of the current economic environment and declines in commodity prices, our focus will be aimed at keeping our capital expenditures within anticipated internally generated cash flows which will limit our ability to grow during the year.

Working Capital. Typically, our working capital balance fluctuates primarily because of the timing of our accounts receivable and accounts payable.  We had working capital of $103.0 million and $36.1 million as of March 31, 2009 and 2008, respectively. The effect of our hedging activity increased working capital by $52.3 million as of March 31, 2009 and reduced working capital by $16.8 million as of March 31, 2008.

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

If the recent depressed conditions within our industry continue, we do not anticipate that competition to keep and attract qualified employees to meet our immediate future requirements will materially affect us. Likewise, if current commodity price and industry drilling utilization declines continue, we do not anticipate that our drilling labor costs will increase from those levels in effect at the beginning of the fourth quarter of 2008.

Most of our drilling rig fleet is used to drill natural gas wells so natural gas prices have a disproportionate influence on the demand for our drilling rigs as well as the prices we charge for our contract drilling services. As natural gas prices declined late in 2008, demand for drilling rigs also declined and dayrates throughout the drilling industry have started to decline. The reduction in demand for drilling rigs in the first quarter of 2009 was primarily the result of the evaluation of the economics of drilling prospects by the operators using our contract drilling services after natural gas prices declined significantly in the last half of the third quarter of 2008 into 2009, due to the global economic crisis and low commodity prices. The average number of our drilling rigs used in the first three months of 2009 was 52.8 drilling rigs (40%) compared with 100.6 drilling rigs (78%) in the first three months of 2008. Based on the average utilization of our drilling rigs during the first three months of 2009, a $100 per day change in dayrates has a $5,280 per day ($1.9 million annualized) change in our pre-tax operating cash flow. For the first three months of 2009, our average dayrate was $18,638 per day compared to $17,997 per day for the first three months of 2008 as dayrates continued to increase during the second and third quarters of 2008 before the fourth quarter downturn. We expect that utilization and dayrates for our drilling rigs will continue to depend mainly on the price of natural gas, the levels of natural gas storage and the availability of drilling rigs to meet the demands of the industry.

During the first quarter 2009, we sold one 750 horsepower drilling rig for $3.1 million and recorded a $0.9 million gain, bringing our total fleet to 131 drilling rigs.

Our contract drilling segment provides drilling services for our exploration and production segment. The contracts for these services contain the same terms and rates as the contracts we use with unrelated third parties for comparable type projects. During the first three months of 2009 and 2008, we drilled 6 and 34 wells, respectively, for our exploration and production segment. The profit our drilling segment received from drilling these wells, $0.6 million and $7.5 million, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit. The slowing down of our oil and natural gas segment’s drilling activity during the fourth quarter of 2008 and into 2009 has reduced the drilling services our contract drilling segment provides for our oil and natural gas segment.

Impact of Prices for Our Oil, NGLs and Natural Gas.    As of December 31, 2008, natural gas comprised 79% of our oil, NGLs and natural gas reserves. Any significant change in natural gas prices has a material effect on our revenues, cash flow and the value of our oil, NGLs and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances and by worldwide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we cannot predict nor measure their future influence on the prices we will receive.

Based on our first quarter 2009 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $378,000 per month ($4.5 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production during the first quarter of 2009 was $5.44 compared to $7.65 for the first quarter of 2008. Based on our first quarter 2009 production, a $1.00 per barrel change in our oil price, without the effect of hedging, would have a $109,000 per month ($1.3 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our

NGL prices, without the effect of hedging, would have a $125,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow based on our production in the first quarter of 2009. In the first quarter of 2009, our average oil price per barrel received was $50.51 compared with an average oil price of $93.32 in the first quarter of 2008 and our first quarter of 2009 average NGLs price per barrel received was $18.69 compared with an average NGL price per barrel of $52.04 in the first quarter of 2008.

Because natural gas prices have such a significant effect on the value of our oil, NGLs and natural gas reserves, declines in these prices can result in a decline in the carrying value of our oil and natural gas properties. The net value of future production of our oil, NGL and natural gas reserves discounted at 10% and reduced by future income taxes (the ceiling) based on March 31, 2009 unescalated prices of $49.66 per barrel of oil, $26.96 per barrel of NGLs and $3.63 per Mcf of natural gas, adjusted for regional price differentials, for the estimated life of the respective properties, was less than the unamortized cost of our oil and natural gas properties. As a result, we recorded a non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter ended March 31, 2009. After March 31, 2009 commodity prices have continued to decrease and should they remain below March 31, 2009 levels, an additional write-down of the carrying value of our oil and natural gas properties will be required for the quarter ending June 30, 2009. Price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our bank credit facility since that determination is based mainly on the value of our oil, NGLs and natural gas reserves. Such a reduction could limit our ability to carry out our planned capital projects.

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

Mid-Stream Operations.    Our mid-stream operations are engaged primarily in the buying and selling, gathering, processing and treating of natural gas.  This segment operates three natural gas treatment plants, nine processing plants, 37 gathering systems and 800 miles of pipeline. In addition, this segment enhances our ability to gather and market not only our own natural gas production but also that owned by third parties as well as providing us with additional opportunities to construct or acquire existing natural gas gathering and processing facilities.  During the first quarter of 2009 and 2008, our mid-stream operations purchased $7.0 million and $11.3 million, respectively, of our oil and natural gas segment’s production and provided gathering and transportation services to it of $1.5 million and $1.1 million, respectively. The decrease in the production purchased from our oil and natural gas segment was primarily due to the decline in natural gas prices.  Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas exploration segment has been eliminated in our consolidated condensed financial statements.

Gas gathering volumes in the first quarter of 2009 were 192,320 MMBtu per day compared to 200,697 MMBtu per day in the first quarter of 2008, processed volumes were 72,650 MMBtu per day in the first quarter of 2009 compared to 59,797 MMBtu per day in the first quarter of 2008 and the amount of NGLs sold were 218,762 gallons per day in the first quarter of 2009 compared to 183,924 gallons per day in the first quarter of 2008. Gas gathering volumes per day in 2009 decreased 4% compared to 2008 primarily due to a volumetric decline in our Southeast Oklahoma gathering system due to natural production declines associated with the connected wells partially offset by the shutdown for approximately 10 days during February 2008 of a third-party processing plant on a different system. Processed volumes increased 21% over the comparative three months and NGLs sold also increased 19% over the comparative period primarily due to the addition of wells connected in 2008.

Our Credit Facility.  On December 23, 2008, we entered into a First Amendment to our existing First Amended and Restated Senior Credit Agreement (Credit Facility) with a maximum credit amount of $400.0 million maturing on May 24, 2012. This amendment increased the lenders’ commitment by $50.0 million to an aggregate of $325.0 million. Borrowings under the Credit Facility are limited to a commitment amount elected by us. As of March 31, 2009, the commitment amount was $325.0 million. We are charged a commitment fee of 0.375 to 0.50 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the total borrowing base amount. We incurred origination, agency and syndication fees of $737,500 at the inception of the

Credit Facility and $478,125 associated with the December 23, 2008 First Amendment. These fees are being amortized over the life of the agreement. The average interest rate for the first quarter of 2009, which includes the effect of our interest rate swaps, was 4.0% compared to 5.4% for the first quarter of 2008. At March 31, 2009 and April 30, 2009, borrowings were $163.5 million and $148.5 million, respectively.

The lenders under our Credit Facility and their respective participation interests are as follows:

Lender	Participation Interest
Bank of Oklahoma, N.A.	18.75%
Bank of America, N.A.	18.75%
BMO Capital Markets Financing, Inc.	18.75%
Compass Bank	17.50%
Comerica Bank	08.75%
Fortis Capital Corp.	08.75%
Calyon New York Branch	08.75%
100.00%

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil, NGLs and natural gas reserves, as determined by the lenders, and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream operations.  The current borrowing base is $475.0 million per the April 1, 2009 redetermination.  We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination. In addition, we may request a redetermination following the consummation of an acquisition meeting the requirements defined in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at LIBOR for a 30, 60, 90 or 180 day term. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid on three days prior notice to the administrative agent and on our payment of any applicable funding indemnification amounts. Interest on the LIBOR is computed at the LIBOR base applicable for the interest period plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under the LIBOR bear interest at the BOKF National Prime Rate, which in no event will be less than LIBOR plus 1.00%, payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without premium or penalty. At March 31, 2009, all of our then outstanding borrowings of $163.5 million were subject to LIBOR.

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

As of March 31, 2009, we were in compliance with all the covenants contained in the Credit Facility.

We entered into the following interest rate swaps to help manage our exposure to possible future interest rate increases:

Term	Amount	Fixed Rate	Floating Rate

December 2007 – May 2012	$ 15,000,000	4.53%	3 month LIBOR
December 2007 – May 2012	$ 15,000,000	4.16%	3 month LIBOR

Capital Requirements

Contract Drilling Acquisitions and Capital Expenditures.   Due to the downturn in the oil and natural gas industry, construction of new drilling rigs has been reduced in 2009 when compared with 2008. We currently do not have a shortage of drill pipe and drilling equipment so our anticipated capital expenditures for 2009 are $77.0 million or 61% less than actual capital expenditures in 2008. At March 31, 2009, we had commitments to purchase approximately $13.8 million of drilling rig components and $22.8 million of drill pipe and drill collars in 2009.  We also had committed to purchase $14.8 million of drill pipe and drill collars in 2010.  We have spent $17.5 million in capital expenditures as of March 31, 2009.

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

Oil and Natural Gas Acquisitions and Capital Expenditures.  Most of our capital expenditures are discretionary and directed toward future growth. Our decision to increase our oil, NGLs and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 21 gross wells (5.43 net wells) in the first quarter of 2009 compared to 57 gross wells (28.56 net wells) in the first quarter of 2008. Our first quarter 2009 total capital expenditures for our oil and natural gas segment, excluding a $0.7 million plugging liability, totaled $63.7 million. Currently we plan to participate in drilling an estimated 140 gross wells in 2009 and estimate our total capital expenditures for our oil and natural gas segment will be approximately $200.0 million. Whether we are able to drill the full number of wells we are planning on drilling is dependent on a number of factors, many of which are beyond our control and include prices for oil, NGLs and natural gas, demand for oil and natural gas, the cost to drill wells, the weather and the efforts of outside industry partners.

On January 18, 2008, we purchased a 50% interest in a 6,800 gross-acre leasehold that we did not already own in our Segno area of operations located in Hardin County, Texas.  Included in the purchase were five producing wells.  The purchase price was $16.8 million which consisted of $15.8 million allocated to the reserves of the wells and $1.0 million allocated to the undeveloped leasehold.

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

Mid-Stream Acquisitions and Capital Expenditures.  During the first quarter of 2009, our mid-stream segment incurred $5.3 million in capital expenditures as compared to $8.1 million in the first quarter of 2008. For 2009, we have budgeted capital expenditures of approximately $13.0 million.

As of December 31, 2008, we had commitments to purchase two new processing plants. After December 31, 2008, we cancelled the purchase of one of these plants due to nonperformance of contractual terms.  We are seeking to recover the $2.8 million progress payments made toward the full purchase price before this contract was terminated. In March 2009, we cancelled our remaining commitment for the second plant and incurred a $1.3 million penalty.

Contractual Commitments.    At March 31, 2009, we had the following contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
	Total	1 Year	Years	Years	5 Years
			(In thousands)
Bank debt (1)	$180,227	$5,314	$10,627	$164,286	$—
Retirement agreements (2)	37	37	—	—	—
Operating leases (3)	2,331	1,746	585	—	—
Drill pipe, drilling components and
equipment purchases (4)	51,396	36,580	14,816	—	—
Total contractual obligations	$233,991	$43,677	$26,028	$164,286	$—
________________
(1)
See previous discussion in MD&A regarding our Credit Facility. This obligation is presented in accordance with the terms of the Credit Facility and includes interest calculated using our March 31, 2009 interest rate of 3.2% which includes the effect of the interest rate swaps.

(2)
In the second quarter of 2001, we recorded $1.3 million in additional employee benefit expenses for the present value of a separation agreement made in connection with the retirement of King Kirchner from his position as chief executive officer. The liability associated with this expense, including accrued interest, is paid in monthly payments which started in July 2003 and continues through June 2009.

(3)
We lease office space or yards in Tulsa, Oklahoma; Canadian and Houston, Texas; Englewood and Denver, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through January, 2012. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(4)
For the next twelve months, we have committed to purchase approximately $36.6 million of new drilling rig components, drill pipe, drill collars and related equipment. Beyond March 2010, we have committed to purchase approximately $14.8 million of new drill pipe and drill collars.

At March 31, 2009, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
		Less
	Total	Than 1	2-3	4-5	After 5
Other Commitments	Accrued	Year	Years	Years	Years
	(In thousands)
Deferred compensation plan (1)	$2,047	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$6,157	$1,304	Unknown	Unknown	Unknown
Derivative liabilities – commodity hedges	$1,824	$1,589	$235	$—	$—
Derivative liabilities – interest rate swaps	$2,479	$804	$1,608	$67	$—
Plugging liability (3)	$50,598	$1,135	$12,750	$3,183	$33,530
Gas balancing liability (4)	$3,364	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$23,059	$8,924	$3,857	$1,234	$9,044
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

(2)
Effective January 1, 1997, we adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with the company up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of the company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004 we also adopted the Special Separation Benefit Plan (“Special Plan”). This plan is identical to the Separation Benefit Plan with the exception that the benefits under the plan vest on the earliest of a participant’s reaching the age of 65 or serving 20 years with the company. On December 31, 2008, all these plans were amended to bring the plans into compliance with Section 409A of the Internal Revenue Code of 1986, as amended.  At March 31, 2009, there were 35 eligible employees to participate in the Special Plan.

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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2008, with a subsidiary of ours serving as general partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $241,000 in 2008, and did not have any repurchases in 2009 or 2007.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

Derivative Activities. As of January 1, 2009, we applied the provisions of Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (FAS 161) which became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  FAS 161 requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.  These enhanced disclosures are discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements.

Periodically we enter into hedge transactions covering part of the interest we incur under our Credit Facility as well as the prices to be received for a portion of our future oil, NGLs and natural gas production.

Interest Rate Swaps. From time to time we have entered into interest rate swaps to help manage our exposure to possible future interest rate increases under our Credit Facility. As of March 31, 2009, we had two outstanding interest rate swaps which were cash flow hedges. There was no material amount of ineffectiveness. Our March 31, 2009 balance sheet recognized the fair value of these swaps as current and non-current derivative liabilities and is presented in the table below:

Term	Amount	Fixed Rate	Floating Rate	Fair Value Asset (Liability)
($ in thousands)
December 2007 – May 2012	$ 15,000	4.53%	3 month LIBOR	$ (1,326)
December 2007 – May 2012	$ 15,000	4.16%	3 month LIBOR	(1,153)
				$ (2,479)

Because of these interest rate swaps, interest expense increased by $0.2 million and decreased by $0.1 million for the three months ended March 31, 2009 and March 31, 2008, respectively. A loss of $1.6 million, net of tax, is reflected in accumulated other comprehensive income (loss) as of March 31, 2009.

Commodity Hedges.  We use hedging to reduce price volatility and manage price risks. Our decision on the quantity and price at which we choose to hedge certain of our production is based, in part, on our view of current and future market conditions. Based on our first quarter 2009 average daily production, as of April 30, 2009, the approximated percentages we have hedged are as follows:

Oil and Natural Gas Segment:

	April – December 2009	January – December 2010
Daily oil production	66%	39%
Daily natural gas production	70%	48%

        With respect to the commodities subject to the hedge, the use of hedging limits the risk of adverse downward price movements, however it also limits increases in future revenues that would otherwise result from favorable price movements.

        The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We considered this non-performance risk with regard to our counterparties in our valuation at March 31, 2009 and determined it was immaterial at that time. At April 30, 2009, Bank of Montreal, Bank of Oklahoma, N.A., Bank of America, N.A., Calyon New York Branch, Comerica Bank and Compass Bank were the counterparties with respect to all of our commodity derivative transactions.  At March 31, 2009, the fair values of the net assets (liabilities) we had with each of these counterparties was $45.7 million, $11.6 million, $36.8 million, $8.2 million, $5.3 million and ($0.9) million, respectively.

         In accordance with FASB Interpretation No. 39, to the extent that a legal right of set-off exists, we net the value of our derivative arrangements with the same counterparty in the accompanying consolidated balance sheets. At March 31, 2009, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $86.3 million and $22.2 million, respectively, and current and non-current derivative liabilities of $1.6 million and $0.2. At March 31, 2008, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $0.1 million and current and non-current derivative liabilities of $26.4 million and $6.3 million, respectively.

        We recognize the effective portion of changes in fair value as accumulated other comprehensive income (loss), and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled.  As of March 31, 2009, we had a gain of $67.3 million, net of tax from our oil and natural gas segment derivatives and no gain or loss from our mid-stream segment derivatives in accumulated other comprehensive income (loss).

        Based on market prices at March 31, 2009, we expect to transfer approximately $53.5 million, net of tax, of the gain included in the balance in accumulated other comprehensive income (loss) to earnings during the next 12 months in the related month of production. All derivative instruments as of March 31, 2009 are expected to mature by December 31, 2010.

        Under FAS 133, certain derivatives do not qualify for designation as cash flow hedges. Currently, we have two basis swaps that do not qualify as cash flow hedges.  Changes in the fair value of these non-qualifying derivatives that occur before their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) within oil and natural gas revenues. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income (loss) until the hedged item is recognized into earnings. Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas revenues as unrealized gains (losses). The effect of these realized and unrealized gains and losses on our revenues and expenses were as follows at March 31:

	2009	2008
Increases (decreases) in:	(In thousands)
Oil and natural gas revenue:
Realized gains (losses) on oil and natural gas derivatives	$27,405	$(112)
Unrealized losses on ineffectiveness of cash flow hedges	(44)	—
Unrealized losses on non-qualifying oil and natural gas derivatives	(1,924)	—
Total increase on oil and natural gas revenues due to derivatives	25,437	(112)
Gas gathering and processing revenue (all realized gains (losses))	—	(119)

Gas gathering and processing operating costs (all realized (gains) losses)	—	(182)

Impact on pre-tax earnings	$25,437	$(49)

Stock and Incentive Compensation. During the first three months of 2009, we did not grant any awards of restricted stock. During the first three months of 2009, we recognized compensation expense of $1.9 million for all of our restricted stock, stock options and SAR grants and capitalized $0.6 million of compensation cost for oil and natural gas properties.

Insurance.    We are self-insured for certain losses relating to workers' compensation, general liability, control of well and employee medical benefits.  Insured policies for other coverage contain deductibles or retentions per occurrence that range from $5,000 for motor truck cargo liability to $1.0 million for general liability and drilling rig physical damage.  We have purchased stop-loss coverage in order to limit, to the extent feasible, per occurrence and aggregate exposure to certain types of claims.  However, there is no assurance that the insurance coverage will adequately protect us against liability from all potential consequences.  We have elected to use an ERISA governed occupational injury benefit plan to cover all Texas drilling operations in lieu of covering them under Texas Workers' Compensation.  If insurance coverage becomes more expensive, we may choose to self-insure, decrease our limits, raise our deductibles or any combination of these rather than pay higher premiums.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.    We are the general partner of 14 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership's agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first three months of 2009 and 2008, the total we received for all of these fees was $0.3 million and $0.5 million, respectively. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our condensed consolidated financial statements.

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

Interim Disclosures about Fair Value of Financial Instruments.  In April 2009, the Financial and Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1 (collectively, FSP FAS 107-1), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1, we will be required to include disclosures about the fair value of our financial instruments whenever we issue financial information for interim reporting periods.  In addition, we will be required to disclose in the body or in the accompanying notes of our summarized financial information for interim reporting periods and in our financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009. We are currently evaluating the impact FSP FAS 107-1 may have on our consolidated financial statements.

Results of Operations

Quarter Ended March 31, 2009 versus Quarter Ended March 31, 2008

Provided below is a comparison of selected operating and financial data:

	Quarter Ended March 31,		Percent
	2009	2008	Change (1)

Total revenue	$201,062,000	$321,362,000	(37)%
Net income (loss)	$(147,493,000)	$77,064,000	NM %
Contract Drilling:
Revenue	$88,699,000	$147,247,000	(40)%
Operating costs excluding depreciation	$50,330,000	$74,461,000	(32)%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	52.8	100.6	(48)%
Average dayrate on daywork contracts	$18,638	$17,997	4%
Depreciation	$12,619,000	$15,364,000	(18)%
Oil and Natural Gas:
Revenue	$88,904,000	$130,002,000	(32)%
Operating costs excluding depreciation, depletion,
amortization and impairment	$24,816,000	$27,601,000	(10)%
Average oil price (Bbl)	$50.51	$93.32	(46)%
Average NGL price (Bbl)	$18.69	$52.04	(64)%
Average natural gas price (Mcf)	$5.44	$7.65	(29)%
Oil production (Bbl)	343,000	292,000	17%
NGL production (Bbl)	393,000	306,000	28%
Natural gas production (Mcf)	11,862,000	11,161,000	6%
Depreciation, depletion and amortization
rate (Mcfe)	$2.32	$2.41	(4)%
Depreciation, depletion and amortization	$38,006,000	$35,715,000	6%
Impairment of oil and natural gas properties	$281,241,000	$—	NM %
Mid-Stream Operations:
Revenue	$22,143,000	$44,223,000	(50)%
Operating costs excluding depreciation
and amortization	$20,677,000	$35,072,000	(41)%
Depreciation and amortization	$4,061,000	$3,481,000	17%
Gas gathered—MMBtu/day	192,320	200,697	(4)%
Gas processed—MMBtu/day	72,650	59,797	21%
Gas liquids sold—gallons/day	218,762	183,924	19%

General and administrative expense	$6,089,000	$6,525,000	(7)%
Interest expense, net	$477,000	$820,000	(42)%
Income tax expense (benefit)	$(89,761,000)	$45,259,000	NM %
Average interest rate	4.0%	5.4%	(26)%
Average long-term debt outstanding	$195,774,000	$137,995,000	42%
 ________________
(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Contract Drilling:

Drilling revenues decreased $58.5 million or 40% in the first quarter of 2009 versus the first quarter of 2008 primarily due to a 48% decrease in the average number of rigs in use during the first quarter of 2009 compared to the first quarter of 2008.  Average drilling rig utilization decreased from 100.6 drilling rigs in the first quarter of 2008 to 52.8 drilling rigs in the first quarter of 2009. Our average dayrate in the first quarter of 2009 was 4% higher than in the first quarter of 2008.  In the third quarter of 2008, prices for oil and natural gas started to decrease and have continued to decrease through the first quarter of 2009 and may continue to do so for an unknown period of time. This reduction in commodity prices will further reduce our utilization and has started to impact dayrates reducing them by over $1,000 per day since reaching an average of $19,426 in November of 2008.

Drilling operating costs decreased $24.1 million or 32% between the comparative first quarters of 2009 and 2008 primarily due to the decrease in the number of drilling rigs used. The recent industry utilization decreases since the third quarter of 2008, has reduced the demand for personnel which in turn has reduced the pressure on our labor costs. Presently we do not anticipate our labor costs to increase from levels in effect at the beginning of the fourth quarter of 2008 for the remainder of 2009. Likewise, we anticipate that pressure on other daily drilling costs should result in a decrease of those costs as well. Contract drilling depreciation decreased $2.7 million or 18% primarily due to a decrease in rig utilization.

Oil and Natural Gas:

Oil and natural gas revenues decreased $41.1 million or 32% in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to a decrease in average oil, NGL and natural gas prices somewhat offset by an increase by 10% in equivalent production volumes. Average oil prices between the comparative quarters decreased 46% to $50.51 per barrel, NGL prices decreased 64% to $18.69 per barrel and natural gas prices decreased 29% to $5.44 per Mcf. In the first quarter of 2009, as compared to the first quarter of 2008, oil production increased 18%, NGL production increased 29% and natural gas production increased 6%. Increased production came primarily from our ongoing internal development drilling activity. A large part of our increase in revenues during 2008 was determined by the prices we received for our production. Commodity prices started to decrease during the third quarter of 2008 and continued to decrease through the first quarter of 2009 and may continue to decrease or remain at their current levels for an indeterminable period of time.  As a result of lower commodity prices combined with service costs that remain relatively high, we began slowing down our drilling activity during the fourth quarter of 2008 and will continue to do so into 2009.

 Oil and natural gas operating costs decreased $2.8 million or 10% between the comparative first quarters of 2009 and 2008 primarily due to reduced production taxes resulting from the large decrease in commodity prices. Lease operating expenses per Mcfe increased 7% to $1.07 and partially offset the decrease in production taxes. General and administrative expenses decreased as compensation costs were reduced in response to the downturn in the industry while lease operating expenses increased slightly primarily due to an increase in the number of wells producing and also from increases in the cost of goods purchased and third-party services.

Total depreciation, depletion and amortization (“DD&A”) increased $2.3 million or 6%. Higher production volumes accounted for the increase slightly offset by a 4% decrease in our DD&A rate. The decrease in our DD&A rate in the first quarter of 2009 compared to the first quarter of 2008 resulted primarily from the $282.0 million pre-tax non-cash ceiling test write-down of the carrying value of our oil and natural gas properties in the fourth quarter of 2008 and will be reduced further with the first quarter 2009 write down discussed below. The increase in commodity prices over the last two years has increased the cost of acquiring producing properties. However, recent decreases in commodity prices, combined with nation-wide concerns regarding credit availability may lead to less competition for producing property acquisitions.

We recorded a non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter ended March 31, 2009 as a result of a decline in commodity prices as compared to those existing at year end 2008. After March 31, 2009 commodity prices have continued to decrease and should those prices remain below March 31, 2009 levels, an additional write-down of the carrying value of our oil and natural gas properties will be required for the quarter ending June 30, 2009.

Mid-Stream:

Our mid-stream revenues were $22.1 million or 50% lower for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to lower NGL and natural gas prices slightly offset by higher NGL volumes processed and sold. The average price for NGLs sold decreased 58% and the average price for natural gas sold decreased 55%. Gas processing volumes per day increased 21% between the comparative quarters and NGLs sold per day increased 19% between the comparative quarters.  The increase in volumes processed per day is primarily attributable to the volumes added from new wells connected to existing systems throughout 2008. NGLs sold volumes per day increased due to recent upgrades to several of our processing facilities. Gas gathering volumes per day decreased 4% primarily from well production declines associated with the wells gathered from one of our gathering systems located in Southeast Oklahoma. NGL sales were reduced by $0.1 million in the first quarter of 2008 due to the impact of NGL hedges. There were no NGL hedges in place for the first quarter of 2009.

Operating costs decreased $14.4 million or 41% in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a 56% decrease in prices paid for natural gas purchased, slightly offset by an 18% increase in natural gas volumes purchased per day, a 7% increase in field direct operating expense due to the additions to our natural gas gathering and processing systems and the volume of natural gas processed and a 13% increase in general and administrative expenses associated with our mid-stream segment. The total number of employees working in our mid-stream segment increased by 45% over the comparative quarters. Depreciation and amortization increased $0.6 million, or 17%, primarily attributable to the additional depreciation associated with assets acquired between the comparative periods.  Operating costs were reduced by $0.2 million in the first quarter of 2008 due to the impact of natural gas purchase hedges; however there were no hedges in place during the first quarter of 2009. Should the recent decline in commodity prices cause a reduction in the wells drilled by non-affiliated companies, our ability to connect additional wells to our existing gathering systems would be reduced resulting in possible future declines in our volumes or margins.

Other:

General and administrative expense decreased $0.4 million or 7% in the first quarter of 2009 compared to the first quarter of 2008.  This decrease was primarily attributable to decreased payroll expenses.

Total interest expense, net of capitalized interest, decreased $0.3 million or 42% between the comparative quarters. Capitalized interest reduced our interest expense by $1.7 million in the first quarter of 2009 versus $1.2 million in the first quarter of 2008. We capitalized interest based on the net book value associated with our undeveloped oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems. Our average interest rate was 26% lower and our average debt outstanding was 42% higher in the first quarter of 2009 as compared to the first quarter of 2008.  Interest expense was increased $0.2 million for the first quarter of 2009 and was reduced $0.1 million for the first quarter of 2008 from interest rate swap settlements.

Income tax expense (benefit) changed from an expense of $45.3 million in the first quarter of 2008 to a benefit of $89.8 million in the first quarter of 2009 due to the non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) of our oil and natural gas properties during the quarter ended March 31, 2009 as a result of declines in commodity prices.  Our effective tax rate for the first quarter of 2009 was 37.8% versus 37% for the first quarter of 2008. The portion of our taxes reflected as current income tax expense for the first quarter of 2009 was zero as compared with $15.4 million or 34% of total income tax expense in the first quarter of 2008.  The reduction in the percentage of tax expense recognized as current is the result of no taxable income projected for 2009.  There were no income taxes paid in the first quarter of 2009.

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

Commodity Price Risk.   Our major market risk exposure is in the price we receive for our oil and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we received for our oil and natural gas production have fluctuated and we expect these prices to continue to fluctuate. The price of oil and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first quarter 2009 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $378,000 per month ($4.5 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $109,000 per month ($1.3 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $125,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow.

We use hedging to reduce price volatility and manage price risks. Our decision on the quantity and price at which we choose to hedge certain of our production is based, in part, on our view of current and future market conditions. For 2009, in an attempt to better manage our cash flows, we increased the amount of our hedged production through various financial transactions that hedge the future prices we would receive for that production. These transactions include financial price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty, and costless price collars that set a floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we will settle the difference with the counterparty to the collars. These financial hedging activities are intended to support oil and gas prices at targeted levels and to manage our exposure to oil and gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

At April 30, 2009, the following cash flow hedges were outstanding:

Oil and Natural Gas Segment:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Apr’09 – Dec’09	Crude oil - collar	500 Bbl/day	$100.00 put & $156.25 call	WTI – NYMEX
Apr’09 – Dec’09	Crude oil – swap	2,000 Bbl/day	$51.87	WTI – NYMEX
Apr’09 – Dec’09	Natural gas - collar	10,000 MMBtu/day	$ 8.22 put & $10.80 call	IF – NYMEX (HH)
Apr’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 7.01	IF – Tenn Zone 0
Apr’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 6.32	IF – CEGT
Apr’09 – Dec’09	Natural gas – swap	25,000 MMBtu/day	$ 5.57	IF – PEPL

Jan’10 – Dec’10	Crude oil – swap	500 Bbl/day	$64.45	WTI – NYMEX
Jan’10 – Dec’10	Crude oil – swap	1,000 Bbl/day	$59.81	WTI – NYMEX
Jan’10 – Dec’10	Natural gas – swap	15,000 MMBtu/day	$ 7.20	IF – NYMEX (HH)
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 6.89	IF – Tenn Zone 0
Jan’10 – Dec’10	Natural gas – swap	30,000 MMBtu/day	$ 6.12	IF – CEGT
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 5.67	IF – PEPL
Jan’10 – Dec’10	Natural gas – basis differential swap	10,000 MMBtu/day	($0.79)	PEPL – NYMEX

Interest Rate Risk.   Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the BOKF National Prime Rate or the LIBOR Rate. At our election, borrowings under our revolving Credit Facility may be fixed at the LIBOR Rate for periods of up to 180 days. To help manage our exposure to any future interest rate volatility, we currently have two $15.0 million interest rate swaps, one at a fixed rate of 4.53% and one at a fixed rate of 4.16%, both expiring in May 2012.  Based on our average outstanding long-term debt subject to the floating rate in the first three months of 2009, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $1.2 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to certain litigation arising in the ordinary course of our business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in our opinion, any such liability will not have a material adverse effect on our business, financial condition and/or operating results.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended March 31, 2009:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	19,470	$29.66	19,470	—
February 1, 2009 to February 28, 2009	—	—	—	—
March 1, 2009 to March 31, 2009	—	—	—	—

Total	19,470	$29.66	19,470	—

(1)
The shares were repurchased to remit withholding of taxes on the value of stock distributed with the January 1, 2009 and January 5, 2009 vesting distribution for grants previously made from our “Unit Corporation Stock and Incentive Compensation Plan” adopted May 3, 2006.

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

Unit Corporation
Date: May 5, 2009	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date: May 5, 2009	By: /s/ David T. Merrill
DAVID T. MERRILL
Chief Financial Officer and
Treasurer