Form 10-Q
period 2009-09-30
UNIT CORP
filed 2009-11-03
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 47,519,969 shares of the issuer's common stock were outstanding.

FORM 10-Q
UNIT CORPORATION

TABLE OF CONTENTS
		Page
		Number
	PART I. Financial Information
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets
	September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations
	Three and Nine Months Ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three and Nine Months Ended September 30, 2009 and 2008	7

	Notes to Condensed Consolidated Financial Statements	8

	Report of Independent Registered Public Accounting Firm	23

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	47

Item 4.	Controls and Procedures	48

	PART II. Other Information
Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Submission of Matters to a Vote of Security Holders	49

Item 5.	Other Information	49

Item 6.	Exhibits	49

Signatures		50

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$584
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts of $4,893 at September 30, 2009 and $4,893 at December 31, 2008	61,490	192,408
Materials and supplies	9,717	9,923
Current derivative assets (Note 8)	22,930	52,177
Current income tax receivable	—	11,768
Prepaid expenses and other	16,555	19,705
Total current assets	111,858	286,585

Property and equipment:
Drilling equipment	1,192,194	1,172,655
Oil and natural gas properties, on the full cost
method:
Proved properties	2,247,239	2,090,623
Undeveloped leasehold not being amortized	141,373	160,034
Gas gathering and processing equipment	171,155	169,402
Transportation equipment	31,515	33,611
Other	22,803	22,484
	3,806,279	3,648,809
Less accumulated depreciation, depletion, amortization
and impairment	1,844,526	1,447,157
Net property and equipment	1,961,753	2,201,652

Goodwill	62,808	62,808
Other intangible assets, net	6,472	9,384
Non-current derivative assets (Note 8)	2,173	5,218
Other assets	18,204	16,219
Total assets	$2,163,268	$2,581,866

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	September 30,	December 31,
	2009	2008
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,783	$129,755
Accrued liabilities	32,769	51,659
Income taxes payable	3,245	—
Contract advances	1,079	2,889
Current portion of derivative liabilities (Note 8)	7,800	1,481
Current portion of other liabilities (Note 4)	9,758	10,615
Total current liabilities	95,434	196,399

Long-term debt	30,000	199,500
Long-term derivative liabilities (Note 8)	2,220	1,780
Other long-term liabilities (Note 4)	78,890	74,027
Deferred income taxes	415,707	477,061

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares
authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares
authorized, 47,519,969 and 47,255,964 shares
issued, respectively	9,365	9,325
Capital in excess of par value	381,812	367,000
Accumulated other comprehensive income	10,363	33,284
Retained earnings	1,139,477	1,223,490
Total shareholders’ equity	1,541,017	1,633,099
Total liabilities and shareholders’ equity	$2,163,268	$2,581,866

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(In thousands except per share amounts)
Revenues:
Contract drilling	$49,801	$169,044	$188,383	$467,519
Oil and natural gas	88,894	152,343	267,399	446,644
Gas gathering and processing	26,228	54,079	71,604	153,102
Other income (expense), net	2,507	97	5,180	(193)
Total revenues	167,430	375,563	532,566	1,067,072

Expenses:
Contract drilling:
Operating costs	29,456	81,802	109,565	234,541
Depreciation	10,923	18,968	33,803	51,320
Oil and natural gas:
Operating costs	20,781	32,095	62,846	90,353
Depreciation, depletion and
amortization	25,645	40,053	89,800	114,756
Impairment of oil and natural
gas properties (Note 2)	—	—	281,241	—
Gas gathering and processing:
Operating costs	20,012	45,381	59,888	125,617
Depreciation and amortization	3,995	3,788	12,166	10,932
General and administrative	5,506	6,928	17,088	20,179
Interest, net	1	69	539	1,162
Total operating expenses	116,319	229,084	666,936	648,860
Income (loss) before income taxes	51,111	146,479	(134,370)	418,212

Income tax expense (benefit):
Current	8,571	16,026	9,818	41,161
Deferred	11,091	38,172	(60,175)	113,578
Total income taxes	19,662	54,198	(50,357)	154,739

Net income (loss)	$31,449	$92,281	$(84,013)	$263,473

Net income (loss) per common share:
Basic	$0.67	$1.98	$(1.79)	$5.66

Diluted	$0.66	$1.96	$(1.79)	$5.61

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(84,013)	$263,473
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	136,569	177,436
Impairment of oil and natural gas properties (Note 2)	281,241	—
Unrealized loss on derivatives	2,935	—
Deferred tax expense (benefit)	(60,175)	113,578
Other	5,703	13,325
Changes in operating assets and liabilities
increasing (decreasing) cash:
Accounts receivable	130,339	(32,814)
Accounts payable	(2,137)	(30,603)
Material and supplies inventory	206	6,303
Accrued liabilities	(13,226)	16,100
Contract advances	(1,810)	(1,509)
Other – net	26,938	(222)
Net cash provided by operating activities	422,570	525,067

INVESTING ACTIVITIES:
Capital expenditures	(246,300)	(553,660)
Cash paid for acquisitions	—	(25,727)
Proceeds from disposition of assets	41,663	3,783
Other - net	—	(2,714)
Net cash used in investing activities	(204,637)	(578,318)

FINANCING ACTIVITIES:
Borrowings under line of credit	95,600	279,600
Payments under line of credit	(265,100)	(252,200)
Proceeds from exercise of stock options	100	2,507
Tax benefit from stock options	—	771
Book overdrafts	(47,971)	22,504
Net cash provided by (used in) financing activities	(217,371)	53,182

Net increase (decrease) in cash and cash equivalents	562	(69)

Cash and cash equivalents, beginning of period	584	1,076
Cash and cash equivalents, end of period	$1,146	$1,007

The accompanying notes are an integral part of the
condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(In thousands)
Net income (loss)	$31,449	$92,281	$(84,013)	$263,473
Other comprehensive income
(loss), net of taxes:
Change in value of derivative
instruments used as cash
flow hedges, net of tax of
$(2,562), $34,277, $18,806
and ($3,929)	(4,178)	58,361	29,774	(6,721)
Reclassification - derivative
settlements, net of tax of
($10,441), $2,716, ($32,142)
and $7,901	(17,033)	4,626	(52,928)	13,453
Ineffective portion of derivatives,
net of tax of $96, zero, $139
and zero	157	—	233	—
Comprehensive income (loss)	$10,395	$155,268	$(106,934)	$270,205

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal, recurring adjustments necessary to fairly state the following:

•	Balance Sheets at September 30, 2009 and December 31, 2008;

•	Statements of Operations for the three and nine months ended September 30, 2009 and 2008; and

•	Cash Flows for the nine months ended September 30, 2009 and 2008.

All intercompany transactions have been eliminated. In addition, management has evaluated and disclosed all material subsequent events through November 3, 2009, which is the date the financial statements in this quarterly report are filed on Form 10-Q.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States which requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be realized for the full year in the case of 2009, or that we realized for the full year of 2008. With respect to our unaudited financial information for the three and nine month periods ended September 30, 2009 and 2008, included in this quarterly report, PricewaterhouseCoopers LLP reported that it applied limited procedures in accordance with professional standards for a review of that information.  Its separate report, dated November 3, 2009, which is included in this quarterly report, states that it did not audit and it does not express an opinion on that unaudited financial information.  Accordingly, the reliance placed on its report should be restricted in light of the limited review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

We recorded a non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter ended March 31, 2009 as a result of a decline in commodity prices as compared to those existing at year end 2008. At September 30, 2009 commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to take a write-down of our oil and natural gas properties. However should the twelve month average prices decline, including the discounted value of our commodity hedges, an additional write-down of the carrying value of our oil and natural gas properties could be required in future periods.

Derivative instruments qualifying as cash flow hedges were included in the computation of limitation on capitalized costs in the March 31, 2009 and September 30, 2009 ceiling test calculations and the effect was a $197.9 million and a $102.4 million, respectively, pre-tax increase in the discounted net cash flows of our oil and natural gas properties.  At September 30, 2009, without the benefit of the discounted value of our commodity hedges, we would have been required to recognize an impairment to our full cost pool of approximately $48.5 million pre-tax ($30.2 million, net of tax). Our qualifying cash flow hedges as of March 31, 2009 which consisted of swaps and collars, covered 30.3 Bcfe and 33.2 Bcfe in 2009 and 2010, respectively, and as of September 30, 2009 covered 11.8 Bcfe and 36.5 Bcfe in 2009 and 2010, respectively. Our oil and natural gas hedging activities are discussed further in Note 8 of the Notes to Condensed Consolidated Financial Statements.

NOTE 3 - EARNINGS PER SHARE

Information related to the calculation of earnings (loss) per share follows:

		Weighted
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the three months ended
September 30, 2009:
Basic earnings per common share	$31,449	47,011	$0.67
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	408	(0.01)
Diluted earnings per common share	$31,449	47,419	$0.66

For the three months ended
September 30, 2008:
Basic earnings per common share	$92,281	46,634	$1.98
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	409	(0.02)
Diluted earnings per common share	$92,281	47,043	$1.96

The number of stock options and stock appreciation rights (SARs) (and their average exercise price) not included in the above computation because their option exercise prices were greater than the average market price of our common stock was:

	Three Months Ended
	September 30,
	2009	2008

Stock options and SARs	358,021	28,000

Average Exercise Price	$47.87	$73.26

	Income/(Loss)	Weighted Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
For the nine months ended
September 30, 2009:
Basic earnings (loss) per common share	$(84,013)	46,980	$(1.79)
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	—	—
Diluted earnings (loss) per common share	$(84,013)	46,980	$(1.79)

For the nine months ended
September 30, 2008:
Basic earnings per common share	$263,473	46,568	$5.66
Effect of dilutive stock options, restricted
stock and stock appreciation rights	—	366	(0.05)
Diluted earnings per common share	$263,473	46,934	$5.61

Due to the net loss for the nine months ended September 30, 2009, approximately 300,000 weighted average shares related to stock options, restricted stock and SARs were antidilutive and were excluded from the earnings per share calculation above.  The number of stock options and SARs (and their average exercise price) not included in the above computation because their option exercise prices were greater than the average market price of our common stock was:

	Nine Months Ended
	September 30,
	2009	2008

Stock options and SARs	362,517	28,000

Average Exercise Price	$47.67	$73.26

NOTE 4 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the dates in the table, long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Revolving credit facility,
with interest, including the effect of hedging, of 4.3%
at September 30, 2009 and 3.4% at December 31, 2008	$30,000	$199,500
Less current portion	—	—
Total long-term debt	$30,000	$199,500

On December 23, 2008, we entered into a First Amendment to our existing First Amended and Restated Senior Credit Agreement (Credit Facility) with a maximum credit amount of $400.0 million maturing on May 24, 2012. This amendment increased the lenders’ commitment by $50.0 million to an aggregate of $325.0 million. Borrowings under the Credit Facility are limited to a commitment amount that we elect. As of September 30, 2009, the commitment amount was $325.0 million. We are charged a commitment fee of 0.375 to 0.50 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the total borrowing base amount. We incurred origination, agency and syndication fees of $737,500 at the inception of the Credit Facility and $478,125 associated with the December 23, 2008 First Amendment, which are being amortized over the life of the agreement. The average interest rate for the third quarter and first nine months of 2009, which includes the effect of our interest rate swaps, was 3.9% and 3.8%. At September 30, 2009, borrowings were $30.0 million.

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil and natural gas reserves and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream operations.  The current borrowing base is $475.0 million per the October 1, 2009 redetermination.  We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination.  In addition, we may request a redetermination following the consummation of an acquisition meeting the requirements defined in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day term. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid on three days prior notice to the administrative agent and on our payment of any applicable funding indemnification amounts. Interest on the LIBOR is computed at the LIBOR base applicable for the interest period plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate, which in no event will be less than LIBOR plus 1.00%, payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At September 30, 2009, all of our then outstanding borrowings of $30.0 million were subject to LIBOR.

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

As of September 30, 2009, we were in compliance with all the covenants contained in the Credit Facility.

Based on the borrowing rates currently available to us for debt with similar terms and maturities and consideration of our non-performance risk, long-term debt at September 30, 2009 approximates its fair value. At September 30, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities on the unaudited condensed consolidated balance sheets approximate fair value because of their short term nature.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

Plugging liability	$54,313	$49,230
Workers’ compensation	24,015	23,473
Separation benefit plans	5,006	6,435
Gas balancing liability	3,364	3,364
Deferred compensation plan	1,950	2,030
Retirement agreements	—	110
	88,648	84,642
Less current portion	9,758	10,615
Total other long-term liabilities	$78,890	$74,027

Estimated annual principal payments under the terms of long-term debt and other long-term liabilities for the twelve month periods beginning October 1, 2009 through 2014 are $9.8 million, $14.4 million, $33.8 million, $2.8 million and $2.0 million, respectively.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

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

The following table shows certain information regarding our well plugging liability:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Plugging liability, January 1:	$49,230	$33,191
Accretion of discount	1,927	1,345
Liability incurred	2,485	2,432
Liability settled	(2,226)	(529)
Revision of estimates (1)	2,897	27,184
Plugging liability, September 30:	54,313	63,623
Less current portion	1,149	1,035
Total long-term plugging liability	$53,164	$62,588
___________
(1) Plugging liability estimates were revised upward in 2009 and 2008 due to the increase in the cost of contract services utilized to plug wells over the preceding years.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

The FASB Accounting Standards Codification.  FASB Accounting Standards Codification (ASC) became effective for this quarterly report.  ASC Topic 105, Generally Accepted Accounting Principles, (guidance formerly reflected in FAS168) establishes the ASC as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC. The adoption of this standard has changed how we reference various elements of U.S. GAAP in our financial statement disclosures, but has no impact on our financial position, results of operation or cash flows.

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

Interim Disclosures about Fair Value of Financial Instruments.  On June 30, 2009, we implemented certain provisions of ASC Topic 825, Financial Instruments, (guidance formerly reflected in FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new provisions require disclosures about fair value of financial instruments in interim financial information. We are required to disclose in the body or in the accompanying notes of our summarized financial information for interim reporting periods and in our financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  We have included the required disclosure in Note 4 of our Notes to Condensed Consolidated Financial Statements.

Subsequent Events.  On June 30, 2009, we implemented certain provisions of ASC Topic 855, Subsequent Events, (guidance formerly reflected in FAS165, Subsequent Events).  The new provision establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 provides:

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

NOTE 7 – STOCK-BASED COMPENSATION

We recognize in our financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. For all unvested stock options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value on the original grant date, is being recognized in the financial statements over the remaining vesting period. For equity-based compensation awards granted or modified after December 31, 2005, compensation expense, based on the fair value on the date of grant or modification is recognized in the financial statements over the vesting period. The amount of our equity compensation cost relating to employees directly involved in our oil and natural gas segment is capitalized to our oil and natural gas properties. Amounts not capitalized to our oil and natural gas properties are recognized in general and administrative expense and operating costs of our business segments. We utilize the Black-Scholes option pricing model to measure the fair value of stock options and SARs. The value of our restricted stock grants is based on the closing stock price on the date of the grants.

For the three and nine months ended September 30, 2009, we recognized stock compensation expense for restricted stock awards, stock options and stock settled SARs of $1.7 million and $5.4 million, respectively, and capitalized stock compensation cost for oil and natural gas properties of $0.5 million and $1.6 million, respectively. The tax benefit related to this stock based compensation was $0.6 million and $2.0 million, respectively. For the three and nine months ended September 30, 2008, we recognized stock compensation expense for restricted stock awards, stock options and stock settled SARs of $2.9 million and $8.3 million, respectively, and capitalized stock compensation cost for oil and natural gas properties of $0.8 million and $2.4 million, respectively. The tax benefit related to this stock based compensation was $1.1 million and $3.1 million, respectively, for the three and nine months of 2008. The remaining unrecognized compensation cost related to unvested awards at September 30, 2009 is approximately $7.1 million with $1.6 million of this amount anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.5 years.

No stock options or SARs were granted during the three month periods ending September 30, 2009 and 2008. The following table estimates the fair value of each stock option granted under all our plans during the periods reflected below using the Black-Scholes model applying the estimated values presented in the table:

	Nine Months Ended
	September 30,
	2009	2008

Options granted	3,496	28,000
Estimated fair value (in millions)	$0.1	$0.7
Estimate of stock volatility	0.41	0.32
Estimated dividend yield	—%	—%
Risk free interest rate	2%	3%
Expected life based on
prior experience (in years)	5	5
Forfeiture rate	5%	5%

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

The following table shows the fair value of restricted stock awards granted during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Shares granted	—	5,100	—	28,350

Estimated fair value (in millions)	$—	$0.3	$—	$1.4

Percentage of shares granted
Expected to be distributed	—%	89%	—%	89%

NOTE 8 – DERIVATIVES

        On January 1, 2009, we implemented certain provisions in ASC Topic 815, Derivatives and Hedging, (guidance formerly reflected in FAS161, Disclosures about Derivative Instruments and Hedging Activities).  The new provision requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.

Interest Rate Swaps

From time to time we have entered into interest rate swaps to help manage our exposure to possible future interest rate increases. As of September 30, 2009, we had two outstanding interest rate swaps both of which were cash flow hedges. There was no material amount of ineffectiveness.

Term	Amount	Fixed Rate	Floating Rate
December 2007 – May 2012	$ 15,000,000	4.53%	3 month LIBOR
December 2007 – May 2012	$ 15,000,000	4.16%	3 month LIBOR

Commodity Derivatives

We have entered into various types of derivative instruments covering a portion of our projected natural gas, natural gas liquids and oil production to reduce our exposure to market price volatility. Our decision on the quantity and price at which we choose to hedge certain of our production is based, in part, on our view of current and future market conditions. As of September 30, 2009, our derivative instruments consisted of the following types of swaps and collars:

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

Oil and Natural Gas Segment:

        At September 30, 2009, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Oct’09 – Dec’09	Crude oil - collar	500 Bbl/day	$100.00 put & $156.25 call	WTI – NYMEX
Oct’09 – Dec’09	Crude oil – swap	2,000 Bbl/day	$51.87	WTI – NYMEX
Oct’09 – Dec’09	Natural gas - collar	10,000 MMBtu/day	$ 8.22 put & $10.80 call	IF – NYMEX (HH)
Oct’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 7.01	IF – Tenn Zone 0
Oct’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 6.32	IF – CEGT
Oct’09 – Dec’09	Natural gas – swap	25,000 MMBtu/day	$ 5.57	IF – PEPL
Oct’09 – Dec’09	Liquids – swap (1)	2,297,400 Gal/mo	$0.69	OPIS – Mont Belvieu
Oct’09 – Dec’09	Liquids – swap (1)	1,564,500 Gal/mo	$0.72	OPIS – Conway

Jan’10 – Dec’10	Crude oil - collar	1,000 Bbl/day	$67.50 put & $81.53 call	WTI – NYMEX

Jan’10 – Dec’10	Crude oil – swap	1,500 Bbl/day	$61.36	WTI – NYMEX
Jan’10 – Dec’10	Natural gas – swap	15,000 MMBtu/day	$ 7.20	IF – NYMEX (HH)
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 6.89	IF – Tenn Zone 0
Jan’10 – Dec’10	Natural gas – swap	30,000 MMBtu/day	$ 6.12	IF – CEGT
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 5.67	IF – PEPL
Jan’10 – Dec’10	Natural gas – basis differential swap	10,000 MMBtu/day	($0.79)	PEPL – NYMEX

(1) Types of liquids involved are natural gasoline, ethane, propane, isobutane and natural butane.

        At September 30, 2009, the following non-qualifying cash flow derivatives were outstanding:

Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Oct’09 – Dec’09	Natural gas – basis differential swap	10,000 MMBtu/day	($1.02)	PEPL – NYMEX
Oct’09 – Dec’09	Natural gas – basis differential swap	10,000 MMBtu/day	($1.10)	CEGT – NYMEX

        The following tables present the fair values and locations of derivative instruments recorded in the balance sheet:

		Derivative Assets
		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments		(In thousands)

Commodity derivatives:
Current	Current derivative assets	$22,930	$51,130
Long-term	Non-current derivative assets	2,173	5,218
Total derivatives designated as hedging instruments		25,103	56,348

Derivatives not designated as hedging instruments

Commodity derivatives:
Current	Current derivative assets	—	1,047
Total derivatives not designated as hedging instruments		—	1,047

Total derivative assets		$25,103	$57,395

		Derivative Liabilities
		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments		(In thousands)

Interest rate swaps:
Current	Current portion of derivative liabilities	$808	$736
Long-term	Other long-term derivative liabilities	1,346	1,780
Commodity derivatives:
Current	Current portion of derivative liabilities	5,477	745
Long-term	Other long-term derivative liabilities	874	—
Total derivatives designated as hedging instruments		8,505	3,261

Derivatives not designated as hedging instruments

Commodity derivatives (basis swaps):
Current	Current portion of derivative liabilities	1,515	—
Total derivatives not designated as hedging instruments		1,515	—

Total derivative liabilities		$10,020	$3,261

        To the extent that a legal right of set-off exists, we net the value of our derivative arrangements with the same counterparty in the accompanying condensed consolidated balance sheets.

        We recognize the effective portion of changes in fair value as accumulated other comprehensive income (loss) (OCI), and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled.  As of September 30, 2009 and 2008, we had a gain of $10.4 million, net of tax, and a loss of $7.9 million, net of tax, respectively, in accumulated OCI.

        Based on the market prices at September 30, 2009, we expect to transfer approximately $8.8 million, net of tax, of the gain included in the balance in accumulated OCI to earnings during the next 12 months in the related month of settlement. The interest rate swaps and the commodity derivative instruments as of September 30, 2009 are expected to mature by May 2012 and December 2010, respectively.

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

        Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (cash flow hedges) for the nine months ended September 30:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion) (1)
	2009	2008
	(In thousands)
Interest rate swaps	$(1,336)	$(357)
Commodity derivatives	11,699	8,248
Total	$10,363	$7,891

           (1)  Net of taxes.

        Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (cash flow hedges) for the three months ended September 30:

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		2009	2008	2009	2008
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$27,765	$(6,725)	$(253)	$—
Commodity derivatives	Gas gathering and processing revenue	—	(377)	—	—
Commodity derivatives	Gas gathering and processing operating costs	—	(116)	—	—
Interest rate swaps	Interest, net	(291)	(124)	—	—
	Total	$27,474	$(7,342)	$(253)	$—

(1)  Effective portion of gain (loss).
(2)  Ineffective portion of gain (loss).

        Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (derivatives not designated as hedging instruments) for the three months ended September 30:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
		(In thousands)

Commodity derivatives (basis swaps)	Oil and natural gas revenue	$(869)	$—
Total		$(869)	$—

        Effect of derivative instruments on the Condensed Consolidated Statement of Operations (cash flow hedges) for the nine months ended September 30:

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		2009	2008	2009	2008
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$85,798	$(20,255)	$(372)	$—
Commodity derivatives	Gas gathering and processing revenue	—	(1,925)	—	—
Commodity derivatives	Gas gathering and processing operating costs	—	1,005	—	—
Interest rate swaps	Interest, net	(728)	(179)	—	—
	Total	$85,070	$(21,354)	$(372)	$—

(1)  Effective portion of gain (loss).
(2)  Ineffective portion of gain (loss).

           Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations (derivatives not designated as hedging instruments) for the nine months ended September 30:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
		(In thousands)

Commodity derivatives (basis swaps)	Oil and natural gas revenue	$(3,260)	$—
Total		$(3,260)	$—

NOTE 9 – FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures (guidance formerly reflected in FAS157, Fair Value Measurements) defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants (an exit price). To estimate an exit price, a three-level hierarchy is used prioritizing the valuation techniques used to measure fair value into three levels with the highest priority given to Level 1 and the lowest priority given to Level 3.  The levels are summarized as follows:

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

•	Level 3 - generally unobservable inputs which are developed based on the best information available and may include our own internal data.

        The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$—	$—	$(2,154)	$(2,154)
Commodity derivatives	$—	$(10,603)	$27,840	$17,237

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$—	$—	$(2,516)	$(2,516)
Commodity derivatives	$—	$(1,858)	$58,508	$56,650

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

Commodity Derivatives. The fair values of our natural gas and natural gas liquids swaps, basis swaps and crude oil and natural gas collars are estimated using internal discounted cash flow calculations based on forward price curves, quotes obtained from brokers for contracts with similar terms or quotes obtained from counterparties to the agreements.

The following tables are reconciliations of our level 3 fair value measurements:

	Net Derivatives
	For the Three Months Ended September 30, 2009		For the Nine Months Ended September 30, 2009
	Interest Rate Swaps	Commodity Swaps and Collars	Interest Rate Swaps	Commodity Swaps and Collars

	(In thousands)
Beginning of period	$(1,969)	$49,193	$(2,516)	$58,508
Total gains or losses (realized and unrealized):
Included in earnings (loss) (1)	(291)	29,665	(728)	81,791
Included in other comprehensive income (loss)	(185)	(21,358)	362	(27,733)
Purchases, issuance and settlements	291	(29,660)	728	(84,726)
End of period	$(2,154)	$27,840	$(2,154)	$27,840

Total gains (losses) for the period included in earnings
attributable to the change in unrealized gain (loss)
relating to assets still held as of September 30, 2009	$—	$5	$—	$(2,935)
____________
(1) Interest rate swaps and commodity swaps and collars are reported in the condensed consolidated statements of operations in interest, net and revenues, respectively.

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

        We evaluated the non-performance risk with regard to our counterparties in our valuation at September 30, 2009 and determined it was immaterial.

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

We evaluate the performance of each segment based on its operating income (loss), which is defined as operating revenues less operating expenses and depreciation, depletion, amortization and impairment. Our natural gas production in Canada is not significant. The following table provides certain information about the operations of each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(In thousands)
Revenues:
Contract drilling	$53,476	$186,407	$197,924	$517,430
Elimination of inter-segment revenue	(3,675)	(17,363)	(9,541)	(49,911)
Contract drilling net of
inter-segment revenue	49,801	169,044	188,383	467,519

Oil and natural gas	88,894	152,343	267,399	446,644

Gas gathering and processing	33,951	69,983	94,910	200,271
Elimination of inter-segment revenue	(7,723)	(15,904)	(23,306)	(47,169)
Gas gathering and processing
net of inter-segment revenue	26,228	54,079	71,604	153,102

Other	2,507	97	5,180	(193)
Total revenues	$167,430	$375,563	$532,566	$1,067,072

Operating income (loss) (1):
Contract drilling	$9,422	$68,274	$45,015	$181,658
Oil and natural gas (2)	42,468	80,195	(166,488)	241,535
Gas gathering and processing	2,221	4,910	(450)	16,553
Total operating income (loss)	54,111	153,379	(121,923)	439,746
General and administrative expense	(5,506)	(6,928)	(17,088)	(20,179)
Interest expense, net	(1)	(69)	(539)	(1,162)
Other income (loss) - net	2,507	97	5,180	(193)
Income (loss) before income taxes	$51,111	$146,479	$(134,370)	$418,212
____________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

(2)
In March 2009, we incurred a $281.2 million pre-tax ($175.1 million net of tax) non-cash write down of our oil and natural gas properties due to low commodity prices existing at the end of the first quarter 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Unit Corporation and its subsidiaries as of September 30, 2009, and the related condensed consolidated statements of operations and comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the company’s management.

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
November 3, 2009

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

Business Outlook

As discussed in other parts of this report, the success of our business and each of our three main operating segments depend, on a large part, on the prices we receive for our natural gas, natural gas liquids and oil production and the demand for oil and natural gas as well as for our drilling rigs which, in turn, influences the amounts we can charge for the use of those drilling rigs.  While to date all of our operations (with the exception of a minor amount of production in Canada) are located within the United States, events outside the United States can and do impact us and our industry.

The following table reflects the recent significant fluctuations in the prices for oil and natural gas:

Date	Gas Spot Price Henry Hub ($ per MMBtu)	Crude Oil WTI-Cushing, OK ($ per Bbl)
July 1, 2008	$13.19	$140.99
August 1, 2008	$9.26	$125.10
September 1, 2008	$8.24	$115.48
October 1, 2008	$7.17	$98.55
November 1, 2008	$6.20	$67.81
December 1, 2008	$6.44	$49.28
January 1, 2009	$5.63	$44.61
February 1, 2009	$4.77	$41.70
March 1, 2009	$4.04	$44.76
April 1, 2009	$3.58	$48.39
May 1, 2009	$3.25	$53.20
June 1, 2009	$3.93	$68.58
July 1, 2009	$3.72	$69.31

August 1, 2009	$3.34	$69.45
September 1, 2009	$2.41	$68.05
October 1, 2009	$3.24	$70.82

As noted in the table above, oil and natural gas prices declined significantly from their July 2008 levels. The decline in commodity prices has caused us to reduce our 2009 level of exploration and developmental drilling activity and spending. This decline has also impacted our drilling rig utilization and dayrates as reflected in the following table:

Period	Average Rigs in Use	Average Dayrates	(1)
July 2008	108.8	$18,276
August 2008	111.2	$18,624
September 2008	112.1	$19,044
October 2008	111.5	$19,229
November 2008	97.8	$19,426
December 2008	81.0	$19,352
January 2009	63.8	$18,993
February 2009	52.2	$18,414
March 2009	42.2	$18,356
April 2009	37.3	$17,749
May 2009	30.2	$17,429
June 2009	27.5	$16,616
July 2009	31.4	$15,460
August 2009	35.3	$15,357
September 2009	37.1	$15,275

(1)	As of September 2009, the average dayrates include 13 term contracts, of which eight are up for renewal during the fourth quarter of 2009 and the remaining five are up for renewal beyond 2009.

 In addition to their direct impact on us, lower commodity prices for any sustained period of time could also impact the liquidity condition of some of our industry partners and customers, which, in turn, might limit their ability to meet their financial obligations to us.

The slowdown in the United States and world economies has resulted (to varying degrees) in a reduction in the demand for oil and natural gas products by those industries and consumers that use those products in their business operations. The degree to which that demand is reduced and for how long it may last are unknown at this time. Oil and natural gas price volatility in recent weeks has also been attributed to the value of the U.S. dollar in comparison to other currencies.

The long-term impact on our business and financial results as a consequence of the recent volatility in oil and natural gas prices and the global economic crisis is uncertain, but in the short term, it has had a number of consequences for us, including the following:

•
In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) as a result of a decline in commodity prices as compared to those existing at year end 2008.

•
As a result of lower commodity prices combined with service costs that remain relatively high, we have reduced the number of gross wells our oil and natural gas segment plans to drill in 2009 by approximately 64% from the number of gross wells drilled in 2008. We also curtailed approximately 1.0 Bcf of production due to low commodity prices during the first nine months of 2009.

•
In late 2008, as a result of the significant decline in commodity prices and the resulting drop in demand for our drilling rigs, we suspended construction on a 1,500 horsepower diesel electric drilling rig that was scheduled to be placed into service in North Dakota during the first quarter of 2009. During the third quarter of 2009, we concluded negotiations with our customer which involves monthly payments for delayed delivery of the rig over the next 12 months.  Should delivery not be made, early termination fees under the term contract would apply.

•
In late 2008, after discussions with our customers, we postponed the construction of eight additional drilling rigs we had previously anticipated building.  In the third quarter 2009, we recognized an early termination fee associated with the cancellation of long-term contracts by a customer on two of these eight rigs. As a result of existing contractual obligations, we expect to take delivery of a new drilling rig during the fourth quarter of 2009.  Another one of our customers, who signed a two year term contract when this rig was ordered, has opted not to take delivery of the rig and will pay an early termination fee under the contract provisions during the fourth quarter of 2009.

•
Due to declining commodity prices of oil and natural gas, several of our drilling rig customers have significantly reduced their drilling budgets for 2009, resulting in a significant reduction in the average utilization of our drilling rig fleet.  Our average utilization rate was 79% for the year ended December 31, 2008, 61% for the month of December 2008, 32% for the month of March 2009, 21% for the month of June 2009 and 28% for the month of September 2009. Along with declining utilization, average rig dayrates dropped from $19,352 per day in December 2008 to $15,275 per day in September 2009 or 21%.  While recent utilization declines leveled off in the third quarter of 2009, we currently expect utilization and dayrates to continue to be depressed throughout 2009 and into the first part of 2010.

•
We have reduced our total 2009 estimated capital expenditures for all three of our business segments by approximately 57% compared to 2008, excluding acquisitions, in order to keep our capital expenditures within anticipated internally generated cash flow.

•
Reduced prices for ethane resulted in reduced ethane recoveries early in the first quarter of 2009, however with the increase in second quarter ethane prices, we did not have any reduction of ethane recoveries during the second or third quarters of 2009.

•	Commitments to purchase two new processing plants were cancelled in 2009.

Executive Summary

Contract Drilling

Our third quarter 2009 utilization rate was 26%, compared to 24% and 85% in the second quarter 2009 and third quarter 2008, respectively. Dayrates for the third quarter of 2009 averaged $15,360, a decrease of 11% from the second quarter of 2009 and a decrease of 18% from the third quarter of 2008. Direct profit (contract drilling revenue less contract drilling operating expense) increased by 1% from the second quarter of 2009 and decreased 77% from the third quarter of 2008. The increase from the second quarter 2009 was primarily due to contract termination revenue we received in the third quarter of 2009 and the decrease from the third quarter of 2008 was primarily due to the decrease in utilization. Operating cost per day decreased 10% from the second quarter of 2009 and increased 15% from the third quarter of 2008. The decrease from the second quarter 2009 was primarily due to reduced workers compensation costs and indirect drilling costs being spread over more utilization days and the increase from the third quarter of 2008 was primarily attributable to certain indirect drilling costs being spread over fewer utilization days. In the third and fourth quarter of 2008, prices for oil and natural gas decreased substantially and natural gas prices continued to be at low levels during the third quarter of 2009. Commodity prices remain volatile and without a sustained increase, dayrates and utilization will continue to be adversely affected.

We finished constructing one new 1,500 horsepower diesel electric drilling rig which was placed into service in the fourth quarter of 2008 in North Dakota. Regarding the plans for constructing additional drilling rigs see the above discussion in “Business Outlook”. Our anticipated 2009 capital expenditures for this segment are $77.0 million.

Oil and Natural Gas

Third quarter 2009 production from our oil and natural gas segment averaged 159,000 Mcfe per day, a 6% decrease from the average for the second quarter of 2009 and an 8% decrease from the average for the third quarter of 2008.  The decreases primarily resulted from the slowdown in replacement of reserves from drilling new wells due to current economic conditions.

 Oil and natural gas revenues decreased 1% from the second quarter of 2009 and decreased 42% from the third quarter of 2008. From the second quarter of 2009, our oil and natural gas prices, including hedges, in the third quarter of 2009 increased by 9% and 3%, respectively, while NGL prices decreased 4%. Our oil, natural gas and NGL prices, including hedges, decreased 42%, 31% and 63%, respectively, from the third quarter of 2008.  Direct profit (oil and natural gas revenues less oil and natural gas operating expense) decreased 6% from the second quarter of 2009 and 43% from the third quarter of 2008. The decrease in operating profit from the second quarter 2009 primarily occurred as gross production taxes return to more normal levels after being lower in the second quarter of 2009 due to the recognition of high cost gas production tax credits and the decrease from the third quarter 2008 primarily resulted from the impact of commodity prices. Operating cost per Mcfe produced increased 27% from the second quarter of 2009 due primarily from the recognition of high cost gas production tax credits received in the second quarter of 2009. Operating cost per Mcfe produced decreased 30% from the third quarter of 2008 primarily due to reduced production taxes resulting from the large decrease in commodity prices.

For the remainder of 2009, we have hedged approximately 77% of our average daily oil production (based on our third quarter 2009 production) and approximately 80% of our average daily natural gas production (based on our third quarter 2009 production). Currently, for 2010, we have hedged approximately 77% of our average daily oil production (based on our third quarter 2009 production) and approximately 71% of our average daily natural gas production (based on our third quarter 2009 production). In the third quarter of 2009, we entered into agreements to hedge approximately 77% of our average daily NGL production (based on our third quarter 2009 production) for 2009.

In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at the end of the first quarter. At September 30, 2009 commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to take a write-down of our oil and natural gas properties. However should the twelve month average prices decline, including the discounted value of our commodity hedges, an additional write-down of the carrying value of our oil and natural gas properties could be required in future periods.

Our estimated production for 2009 is approximately 62.0 Bcfe.  We currently anticipate that our oil and natural gas segment will participate in the drilling of approximately 100 wells during 2009, a decrease of 64% over 2008. Our current anticipated 2009 capital expenditures for this segment will be approximately $220.0 million.

In the third and fourth quarter of 2008, commodity prices decreased substantially and natural gas prices continued to be at low levels during the third quarter of 2009. We anticipate these prices will remain volatile for an indeterminable period of time.  As a result of these lower commodity prices and service costs that remained relatively high, we began slowing our drilling activity during the fourth quarter of 2008 and continued to do so through the second quarter of 2009 and have increased activity during the third quarter of 2009 and plan to continue to increase activity throughout the remainder of the year. In the Mid-Continent area, natural gas spot prices have been very weak and in certain limited circumstances we have curtailed production rather than selling the production at those prices.

Mid-Stream

Third quarter 2009 liquids sold per day increased 5% from the second quarter of 2009 and increased 26% from the third quarter of 2008. Liquids sold per day increased primarily as the result of upgrades and expansions to existing plants. Gas processed per day increased 3% over the second quarter of 2009 and increased 9% over the third quarter of 2008, respectively.  Gas gathered per day decreased 5% from the second quarter of 2009 and decreased 9% from the third quarter of 2008 primarily from our Southeast Oklahoma gathering system experiencing natural production declines associated with connected wells.

NGL prices in the third quarter of 2009 increased 11% from the price received in the second quarter of 2009 and decreased 54% over the price received in the third quarter of 2008. The price of liquids as compared to natural gas affects the revenue in our mid-stream operations and determines the fractionation spread which is the difference in the value received for the NGLs recovered from natural gas in comparison to the amount received for the equivalent MMBtu’s of natural gas if unprocessed. In 2008, we had hedged approximately 50% of our average fractionation spread volumes to help manage our cash flow from this segment. We currently do not have any fractionation spread hedges in place for 2009 and beyond.

Direct profit (mid-stream revenues less mid-stream operating expense) increased 54% from the second quarter of 2009 and decreased 29% from the third quarter of 2008, primarily from changes in commodity prices which resulted in changes in processing margins. Total operating cost for our mid-stream segment increased 4% from the second quarter of 2009 and decreased 56% from the third quarter of 2008. Our anticipated capital expenditures for 2009 for this segment are $13.0 million.  Commodity prices declined substantially in the third and fourth quarters of 2008 and natural gas prices continued to be at low levels through the third quarter of 2009.  In the third quarter of 2009, we saw favorable fractionation spreads due to low natural gas prices and higher liquids prices; however, prices remain volatile and without a sustained increase, we could be adversely affected by fewer wells being connected to existing gathering systems and lower fractionation spreads resulting in future declines in volumes or margins.

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

The following is a summary of certain financial information as of September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008:

	September 30,		%
	2009	2008	Change (2)
	(In thousands except percentages)
Working capital	$16,424	$36,885	(55)%
Long-term debt	$30,000	$148,000	(80)%
Shareholders’ equity (1)	$1,541,017	$1,723,084	(11)%
Ratio of long-term debt to total capitalization (1)	2%	8%	(75)%
Net income (loss) (1)	$(84,013)	$263,473	(132)%
Net cash provided by operating activities	$422,570	$525,067	(20)%
Net cash used in investing activities	$(204,637)	$(578,318)	(65)%
Net cash provided by (used in) financing activities	$(217,371)	$53,182	NM %
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

(2)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

        The following table summarizes certain operating information:

	Nine Months Ended September 30,		%
	2009	2008	Change
Contract Drilling:
Average number of our drilling rigs in use during
the period	39.6	105.3	(62)%
Total number of drilling rigs owned at the end
of the period	130	131	(1)%
Average dayrate	$17,335	$18,190	(5)%
Oil and Natural Gas:
Oil production (MBbls)	991	942	5%
Natural gas liquids production (MBbls)	1,142	962	19%
Natural gas production (MMcf)	33,575	35,143	(4)%
Average oil price per barrel received	$54.77	$99.33	(45)%
Average oil price per barrel received excluding hedges	$51.76	$112.15	(54)%
Average NGL price per barrel received	$21.80	$56.87	(62)%
Average NGL price per barrel received excluding hedges	$22.51	$56.78	(60)%
Average natural gas price per mcf received	$5.53	$8.35	(34)%
Average natural gas price per mcf received excluding hedges	$3.06	$8.58	(64)%
Mid-Stream:
Gas gathered—MMBtu/day	186,296	200,652	(7)%
Gas processed—MMBtu/day	75,371	66,219	14%
Gas liquids sold — gallons/day	236,692	195,303	21%
Number of natural gas gathering systems	34	36	(6)%
Number of processing plants	8	8	—%

At September 30, 2009, we had unrestricted cash totaling $1.1 million and we had borrowed $30.0 million of the $325.0 million we had elected to have available under our Credit Facility. Our Credit Facility is used for working capital and capital expenditures. Historically, most of our capital expenditures have been discretionary and directed toward future growth. However, for 2009, in view of the current economic environment and declines in commodity prices, our focus has been aimed at keeping our capital expenditures within anticipated internally generated cash flows which has limited our growth during 2009.

Working Capital. Typically, our working capital balance fluctuates primarily because of the timing of our accounts receivable and accounts payable.  We had working capital of $16.4 million and $36.9 million as of September 30, 2009 and 2008, respectively. The effect of our hedging activity increased working capital by $8.8 million and $7.0 million as of September 30, 2009 and 2008, respectively.

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

If the recent depressed conditions within our industry continue, we do not anticipate that competition to keep and attract qualified employees to meet our immediate future requirements will materially affect us. Likewise, if current commodity price and industry drilling utilization rates continue, we do not anticipate that our drilling labor costs will increase from those levels in effect at the end of the third quarter of 2009.

Most of our drilling rig fleet is used to drill natural gas wells so natural gas prices have a disproportionate influence on the demand for our drilling rigs as well as the prices we charge for our contract drilling services. As natural gas prices declined late in 2008, demand for drilling rigs also declined and dayrates throughout the drilling industry started to decline. The reduction in demand for drilling rigs in 2009 was primarily the result of the uncertainty prevailing in the economy and the evaluation of the economics of drilling prospects by the operators using our contract drilling services after natural gas prices declined significantly in the last half of the third quarter of 2008 into 2009, due to the global economic crisis and low commodity prices. The average number of our drilling rigs used in the first nine months of 2009 was 39.6 drilling rigs (30%) compared with 105.3 drilling rigs (81%) in the first nine months of 2008. Based on the average utilization of our drilling rigs during the first nine months of 2009, a $100 per day change in dayrates has a $3,960 per day ($1.4 million annualized) change in our pre-tax operating cash flow. For the first nine months of 2009, our average dayrate was $17,335 per day compared to $18,190 per day for the first nine months of 2008 as dayrates continued to increase during the second and third quarters of 2008 before the fourth quarter downturn. We expect that utilization and dayrates for our drilling rigs will continue to depend mainly on the price of natural gas, the levels of natural gas storage and the availability of drilling rigs to meet the demands of the industry.

During the first quarter 2009, we sold one 750 horsepower drilling rig for $3.1 million and recorded a $0.9 million gain and during the third quarter 2009, we sold a 1,000 horsepower drilling rig for $2.8 million and recorded a $1.9 million gain, bringing our total fleet to 130 drilling rigs.

Our contract drilling segment provides drilling services for our oil and natural gas segment. The contracts for these services contain the same terms and rates as the contracts we use with unrelated third parties for comparable type projects. During the first nine months of 2009 and 2008, we drilled 25 and 93 wells, respectively, for our oil and natural gas segment. The profit our drilling segment received from drilling these wells, $1.2 million and $21.5 million, respectively, was used to reduce the carrying value of our oil and natural gas properties rather than being included in our operating profit. The decline in our oil and natural gas segment’s drilling activity during the fourth quarter of 2008 and into 2009 has reduced the drilling services our contract drilling segment provides for our oil and natural gas segment.

Impact of Prices for Our Oil, NGLs and Natural Gas.    As of December 31, 2008, natural gas comprised 79% of our oil, NGLs and natural gas reserves. Any significant change in natural gas prices has a material effect on our revenues, cash flow and the value of our oil, NGLs and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, economic conditions, supply imbalances worldwide oil price levels and the value of the U.S. dollar. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we cannot predict nor measure their future influence on the prices we will receive.

Based on our first nine months of 2009 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $373,000 per month ($4.5 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of hedging, during the first nine months of 2009 was $5.53 compared to $8.35 for the first nine months of 2008. Based on our first nine months of 2009 production, a $1.00 per barrel change in our oil price, without the effect of hedging, would have a $104,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $129,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow. In the first nine months of 2009, our average oil price per barrel received, including the effect of hedging, was $54.77 compared with an average oil price, including the effect of hedging, of $99.33 in the first nine months of 2008 and our first nine months of 2009 average NGLs price per barrel received, including the effect of hedging, was $21.80 compared with an average NGL price per barrel, including the effect of hedging, of $56.87 in the first nine months of 2008.

Because natural gas prices have such a significant effect on the value of our oil, NGLs and natural gas reserves, declines in these prices can result in a decline in the carrying value of our oil and natural gas properties. In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at quarter-end. At September 30, 2009 commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to take a write-down of our oil and natural gas properties. However should the twelve month average prices decline, including the discounted value of our commodity hedges, an additional write-down of the carrying value of our oil and natural gas properties could be required in future periods. Price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our bank credit facility since that determination is based mainly on the value of our oil, NGLs and natural gas reserves. Such a reduction could limit our ability to carry out our planned capital projects.

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

Mid-Stream Operations.    Our mid-stream operations are engaged primarily in the buying and selling, gathering, processing and treating of natural gas.  This segment operates three natural gas treatment plants, eight processing plants, 34 gathering systems and 835 miles of pipeline. In addition, this segment enhances our ability to gather and market not only our own natural gas production but also that owned by third parties as well as providing us with additional opportunities to construct or acquire existing natural gas gathering and processing facilities.  During the first nine months of 2009 and 2008, our mid-stream operations purchased $19.7 million and $44.0 million, respectively, of our oil and natural gas segment’s production and provided gathering and transportation services to it of $3.6 million and $3.2 million, respectively. The decrease in the purchases from our oil and natural gas segment was primarily due to the decline in natural gas prices.  Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas exploration segment has been eliminated in our consolidated condensed financial statements.

Gas gathering volumes in the first nine months of 2009 were 186,296 MMBtu per day compared to 200,652 MMBtu per day in the first nine months of 2008, processed volumes were 75,371 MMBtu per day in the first nine months of 2009 compared to 66,219 MMBtu per day in the first nine months of 2008 and the amount of NGLs sold were 236,692 gallons per day in the first nine months of 2009 compared to 195,303 gallons per day in the first nine months of 2008. Gas gathering volumes per day in 2009 decreased 7% compared to 2008 primarily due to a volumetric decline in our Southeast Oklahoma gathering system due to natural production declines associated with the connected wells partially offset by the shutdown for approximately 10 days during February 2008 of a third-party processing plant on a different system.  Processed volumes increased 14% over the comparative nine months and NGLs sold also increased 21% over the comparative period primarily due to the addition of wells connected in 2008 and the first nine months of 2009 and recent upgrades to several of our processing systems.

Our Credit Facility.  On December 23, 2008, we entered into a First Amendment to our existing First Amended and Restated Senior Credit Agreement (Credit Facility) with a maximum credit amount of $400.0 million maturing on May 24, 2012. This amendment increased the lenders’ commitment by $50.0 million to an aggregate of $325.0 million. Borrowings under the Credit Facility are limited to a commitment amount elected by us. As of September 30, 2009, the commitment amount was $325.0 million. We are charged a commitment fee of 0.375 to 0.50 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the total borrowing base amount. We incurred origination, agency and syndication fees of $737,500 at the inception of the Credit Facility and $478,125 associated with the December 23, 2008 First Amendment. These fees are being amortized over the life of the agreement. The average interest rate for the first nine months of 2009, which includes the effect of our interest rate swaps, was 3.8% compared to 4.7% for the first nine months of 2008. At both September 30, 2009 and October 30, 2009, borrowings were $30.0 million.

The lenders under our Credit Facility and their respective participation interests are as follows:

Lender	Participation Interest
Bank of Oklahoma, N.A.	18.75%
Bank of America, N.A.	18.75%
BMO Capital Markets Financing, Inc.	18.75%
Compass Bank	17.50%
Comerica Bank	08.75%
Fortis Capital Corp.	08.75%
Calyon New York Branch	08.75%
100.00%

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil, NGLs and natural gas reserves, as determined by the lenders, and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream operations.  The current borrowing base is $475.0 million per the October 1, 2009 redetermination.  We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination. In addition, we may request a redetermination following the consummation of an acquisition meeting the requirements defined in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at LIBOR for a 30, 60, 90 or 180 day term. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid on three days prior notice to the administrative agent and on our payment of any applicable funding indemnification amounts. Interest on the LIBOR is computed at the LIBOR base applicable for the interest period plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under the LIBOR bear interest at the BOKF National Prime Rate, which in no event will be less than LIBOR plus 1.00%, payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without premium or penalty. At September 30, 2009, all of our then outstanding borrowings of $30.0 million were subject to LIBOR.

The Credit Facility prohibits:
• the payment of dividends (other than stock dividends) during any fiscal year in excess of 25% of our consolidated net income for the preceding fiscal year.
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

As of September 30, 2009, we were in compliance with all the covenants contained in the Credit Facility.

We entered into the following interest rate swaps to help manage our exposure to possible future interest rate increases:

Term	Amount	Fixed Rate	Floating Rate

December 2007 – May 2012	$ 15,000,000	4.53%	3 month LIBOR
December 2007 – May 2012	$ 15,000,000	4.16%	3 month LIBOR

Capital Requirements

Contract Drilling Acquisitions and Capital Expenditures.   Due to the downturn in the oil and natural gas industry, construction of new drilling rigs has been reduced in 2009 when compared with 2008. We currently do not have a shortage of drill pipe and drilling equipment so our anticipated capital expenditures for 2009 are $77.0 million or 61% less than actual capital expenditures in 2008. At September 30, 2009, we had commitments to purchase approximately $10.3 million of drilling rig components and $13.6 million of drill pipe and drill collars in 2009.  We also had committed to purchase $14.8 million of drill pipe and drill collars in the first nine months of 2010.  We have spent $37.4 million in capital expenditures as of September 30, 2009.

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

In late 2008, as a result of the significant decline in commodity prices and the resulting drop in demand for our drilling rigs, we suspended construction on a 1,500 horsepower diesel electric drilling rig that was scheduled to be placed into service in North Dakota during the first quarter of 2009. During the third quarter of 2009, we concluded negotiations with our customer which involves monthly payments for delayed delivery of the rig over the next 12 months.  Should delivery not be made, early termination fees under the term contract would apply. In late 2008, after discussions with our customers, we postponed the construction of eight additional drilling rigs we had previously anticipated building.  In the third quarter 2009, we recognized an early termination fee associated with the cancellation of long-term contracts by a customer on two of these eight rigs. As a result of existing contractual obligations, we expect to take delivery of a new drilling rig during the fourth quarter of 2009.  Another one of our customers, who signed a two year term contract when this rig was ordered, has opted not to take delivery of the rig and will pay an early termination fee under the contract provisions during the fourth quarter of 2009.

Oil and Natural Gas Segment Acquisitions and Capital Expenditures.  Most of our capital expenditures are discretionary and directed toward future growth. Our decision to increase our oil, NGLs and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 58 gross wells (24.83 net wells) in the first nine months of 2009 compared to 211 gross wells (102.62 net wells) in the first nine months of 2008. Total capital expenditures for the first nine months of 2009 by this segment, excluding a $3.2 million plugging liability, totaled $166.7 million. Currently we plan to participate in drilling an estimated 100 gross wells in 2009 and estimate our total capital expenditures for our oil and natural gas segment will be approximately $220.0 million. Whether we drill the full number of wells we are planning on drilling is dependent on a number of factors (many of which are beyond our control) including the prices for oil, NGLs and natural gas, demand for oil and natural gas, the cost to drill wells, the weather and the efforts of outside industry partners.

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

During 2008 and 2009, we acquired interests in approximately 60,000 net undeveloped acres in the Marcellus Shale Play, located mainly in Pennsylvania and Maryland. On September 30, 2009, per an agreement with us and certain unaffiliated third parties, we were paid approximately $41.0 million for our 50% interest in approximately 18,000 gross undeveloped acres of the Marcellus Shale and for the remaining receivable from the third parties 50% share of the costs we paid on their behalf to acquire the acreage. In July 2009, we received $7.1 million and approximately 1,500 net undeveloped acres, representing payment for our 50% interest in 4,000 gross undeveloped acres and reimbursement for costs we paid on their behalf. We now have an interest in approximately 50,500 net undeveloped acres.

Mid-Stream Acquisitions and Capital Expenditures.  During the first nine months of 2009, our mid-stream segment incurred $7.8 million in capital expenditures as compared to $35.7 million in the first nine months of 2008. For 2009, we have budgeted capital expenditures of approximately $13.0 million.

As of December 31, 2008, we had commitments to purchase two new processing plants. After December 31, 2008, we cancelled the purchase of one of these plants due to nonperformance of contractual terms.  We are seeking to recover the $2.8 million progress payments made toward the full purchase price before this contract was terminated. In March 2009, we cancelled our remaining commitment for the third plant and incurred a $1.3 million penalty.

Contractual Commitments.    At September 30, 2009, we had the following contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
	Total	1 Year	Years	Years	5 Years
			(In thousands)
Bank debt (1)	$33,476	$1,304	$32,172	$—	$—
Operating leases (2)	1,470	953	476	41	—
Drill pipe, drilling components and
equipment purchases (3)	38,763	38,763	—	—	—
Total contractual obligations	$73,709	$41,020	$32,648	$41	$—
________________
(1)
See previous discussion in MD&A regarding our Credit Facility. This obligation is presented in accordance with the terms of the Credit Facility and includes interest calculated using our September 30, 2009 interest rate of 4.3% which includes the effect of the interest rate swaps.

(2)
We lease office space or yards in Tulsa, Oklahoma; Houston, Texas; Englewood and Denver, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through January, 2012. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)	For the next twelve months, we have committed to purchase approximately $38.8 million of new drilling rig components, drill pipe, drill collars and related equipment.

At September 30, 2009, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
		Less
	Total	Than 1	2-3	4-5	After 5
Other Commitments	Accrued	Year	Years	Years	Years
	(In thousands)
Deferred compensation plan (1)	$1,950	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$5,006	$772	Unknown	Unknown	Unknown
Derivative liabilities – commodity hedges	$7,867	$6,993	$874	$—	$—
Derivative liabilities – interest rate swaps	$2,154	$808	$1,346	$—	$—
Plugging liability (3)	$54,313	$1,149	$14,196	$3,378	$35,590
Gas balancing liability (4)	$3,364	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$24,015	$7,837	$4,062	$1,340	$10,776
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

(2)
Effective January 1, 1997, we adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with the company up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of the company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004 we also adopted the Special Separation Benefit Plan (“Special Plan”). This plan is identical to the Separation Benefit Plan with the exception that the benefits under the plan vest on the earliest of a participant’s reaching the age of 65 or serving 20 years with the company. On December 31, 2008, all these plans were amended to bring the plans into compliance with Section 409A of the Internal Revenue Code of 1986, as amended.  At September 30, 2009, there were 30 eligible employees to participate in the Special Plan.

(3)
When a well is drilled or acquired, under “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells).

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

Derivative Activities. As of January 1, 2009, we applied the provisions of ASC Topic 815,  Derivatives and Hedging, (guidance formerly reflected in FAS161, Disclosures about Derivative Instruments and Hedging Activities).  The new provision requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows.  These enhanced disclosures are discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements.

Periodically we enter into hedge transactions covering part of the interest we incur under our Credit Facility as well as the prices to be received for a portion of our future oil, NGLs and natural gas production.

Interest Rate Swaps. From time to time we have entered into interest rate swaps to help manage our exposure to possible future interest rate increases under our Credit Facility. As of September 30, 2009, we had two outstanding interest rate swaps which were cash flow hedges. There was no material amount of ineffectiveness. Our September 30, 2009 balance sheet recognized the fair value of these swaps as current and non-current derivative liabilities and is presented in the table below:

Term	Amount	Fixed Rate	Floating Rate	Fair Value Asset (Liability)
($ in thousands)
December 2007 – May 2012	$ 15,000	4.53%	3 month LIBOR	$ (1,135)
December 2007 – May 2012	$ 15,000	4.16%	3 month LIBOR	(1,019)
				$ (2,154)

Because of these interest rate swaps, interest expense increased by $0.3 million and $0.7 million for the three and nine months ended September 30, 2009, respectively. A loss of $1.3 million, net of tax, is reflected in accumulated other comprehensive income (loss) as of September 30, 2009.  Interest expense increased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2008.

Commodity Hedges.  We use hedging to reduce price volatility and manage price risks. Our decision on the quantity and price at which we choose to hedge certain of our production is based, in part, on our view of current and future market conditions. Based on our third quarter 2009 average daily production, as of September 30, 2009, the approximated percentages we have hedged are as follows:

Oil and Natural Gas Segment:

	October – December 2009	January – December 2010
Daily oil production	77%	77%
Daily natural gas production	80%	71%
Daily natural gas liquids	77%	—%

        With respect to the commodities subject to the hedge, the use of hedging limits the risk of adverse downward price movements, however it also limits increases in future revenues that would otherwise result from favorable price movements.

        The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We considered this non-performance risk with regard to our counterparties in our valuation at September 30, 2009 and determined it was immaterial at that time. At September 30, 2009, Bank of Montreal, Bank of Oklahoma, N.A., Bank of America, N.A., Calyon New York Branch, Comerica Bank, Compass Bank and ConocoPhillips were the counterparties with respect to all of our commodity derivative transactions.  At September 30, 2009, the fair values of the net assets (liabilities) we had with each of these counterparties was $8.3 million, $3.4 million, $10.1 million, $1.8 million, ($1.4) million, ($3.5) million and ($1.5) million, respectively.

        To the extent that a legal right of set-off exists, we net the value of our derivative arrangements with the same counterparty in the accompanying condensed balance sheets. At September 30, 2009, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $22.9 million and $2.2 million, respectively, and current and non-current derivative liabilities of $7.0 million and $0.9. At September 30, 2008, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $12.0 million and $1.9 million, respectively, and current derivative liabilities of $0.8 million.

        We recognize the effective portion of changes in fair value as accumulated other comprehensive income (loss), and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled.  As of September 30, 2009, we had a gain of $11.7 million, net of tax from our oil and natural gas segment derivatives and no gain or loss from our mid-stream segment derivatives in accumulated other comprehensive income (loss).

        Based on market prices at September 30, 2009, we expect to transfer approximately $8.8 million, net of tax, of the gain included in the balance in accumulated other comprehensive income (loss) to earnings during the next 12 months in the related month of production. The interest rate swaps and the commodity derivative instruments as of September 30, 2009 are expected to mature by May 2012 and December 2010, respectively.

        Certain derivatives do not qualify for designation as cash flow hedges. Currently, we have two basis swaps that do not qualify as cash flow hedges.  Changes in the fair value of these non-qualifying derivatives that occur before their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) within oil and natural gas revenues. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income (loss) until the hedged item is recognized into earnings. Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas revenues as unrealized gains (losses). The effect of these realized and unrealized gains and losses on our revenues and expenses were as follows at September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In thousands)
Increases (decreases) in:
Oil and natural gas revenue:
Realized gains (losses) on oil and
natural gas derivatives	$26,638	$(6,725)	$85,101	$(20,255)
Unrealized losses on ineffectiveness
of cash flow hedges	(253)	—	(372)	—
Unrealized gains (losses) on non-qualifying
oil and natural gas derivatives	258	—	(2,563)	—
Total increase (decrease) on oil and natural
gas revenues due to derivatives	26,643	(6,725)	82,166	(20,255)
Gas gathering and processing
revenue (all realized gains (losses))	—	(377)	—	(1,925)
Gas gathering and processing
operating costs (all realized (gains) losses)	—	116	—	(1,005)

Impact on pre-tax earnings	$26,643	$(7,218)	$82,166	$(21,175)

Stock and Incentive Compensation. During the first nine months of 2009, we did not grant any awards of restricted stock. During the first nine months of 2009, we recognized compensation expense of $5.4 million for all of our restricted stock, stock options and SAR grants and capitalized $1.6 million of compensation cost for oil and natural gas properties.

Insurance.    We are self-insured for certain losses relating to workers' compensation, general liability, control of well and employee medical benefits.  Insured policies for other coverage contain deductibles or retentions per occurrence that range from $10,000 for excess liability to $1.0 million for general liability and drilling rig physical damage.  We have purchased stop-loss coverage in order to limit, to the extent feasible, per occurrence and aggregate exposure to certain types of claims.  However, there is no assurance that the insurance coverage will adequately protect us against liability from all potential consequences.  We have elected to use an ERISA governed occupational injury benefit plan to cover all Texas drilling operations in lieu of covering them under Texas Workers' Compensation.  If insurance coverage becomes more expensive, we may choose to self-insure, decrease our limits, raise our deductibles or any combination of these rather than pay higher premiums.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.    We are the general partner of 14 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership's agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first nine months of 2009 and 2008, the total we received for all of these fees was $1.1 million and $1.4 million, respectively. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our condensed consolidated financial statements.

New Accounting Pronouncements

The FASB Accounting Standards Codification.  FASB Accounting Standards Codification (ASC) became effective for this quarterly report.  ASC Topic 105, Generally Accepted Accounting Principles, (guidance formerly reflected in FAS168) establishes the ASC as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. Following ASC Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC. The adoption of this standard has changed how we reference various elements of U.S. GAAP in our financial statement disclosures, but has no impact on our financial position, results of operation or cash flows.

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

Interim Disclosures about Fair Value of Financial Instruments.  On June 30, 2009, we implemented certain provisions of ASC Topic 825, Financial Instruments, (guidance formerly reflected in FASB Staff Position (FSP) Statement No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new provisions require disclosures about fair value of financial instruments in interim financial information. We are required to disclose in the body or in the accompanying notes of our summarized financial information for interim reporting periods and in our financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  We have included the required disclosure in Note 4 of our Notes to Condensed Consolidated Financial Statements.

Subsequent Events.  On June 30, 2009, we implemented certain provisions of ASC Topic 855, Subsequent Events, (guidance formerly reflected in FAS165, Subsequent Events).  The new provision establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 provides:

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

Results of Operations

Quarter Ended September 30, 2009 versus Quarter Ended September 30, 2008

Provided below is a comparison of selected operating and financial data:

	Quarter Ended September 30,		Percent
	2009	2008	Change

Total revenue	$167,430,000	$375,563,000	(55)%
Net income	$31,449,000	$92,281,000	(66)%
Contract Drilling:
Revenue	$49,801,000	$169,044,000	(71)%
Operating costs excluding depreciation	$29,456,000	$81,802,000	(64)%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	34.6	110.7	(69)%
Average dayrate on daywork contracts	$15,360	$18,644	(18)%
Depreciation	$10,923,000	$18,968,000	(42)%
Oil and Natural Gas:
Revenue	$88,894,000	$152,343,000	(42)%
Operating costs excluding depreciation, depletion
and amortization	$20,781,000	$32,095,000	(35)%
Average oil price (Bbl)	$59.55	$101.82	(42)%
Average NGL price (Bbl)	$22.99	$61.78	(63)%
Average natural gas price (Mcf)	$5.67	$8.20	(31)%
Oil production (Bbl)	300,000	316,000	(5)%
NGL production (Bbl)	358,000	306,000	17%
Natural gas production (Mcf)	10,713,000	12,134,000	(12)%
Depreciation, depletion and amortization
rate (Mcfe)	$1.73	$2.51	(31)%
Depreciation, depletion and amortization	$25,645,000	$40,053,000	(36)%
Mid-Stream Operations:
Revenue	$26,228,000	$54,079,000	(52)%
Operating costs excluding depreciation
and amortization	$20,012,000	$45,381,000	(56)%
Depreciation and amortization	$3,995,000	$3,788,000	5%
Gas gathered—MMBtu/day	179,047	195,914	(9)%
Gas processed—MMBtu/day	77,923	71,260	9%
Gas liquids sold—gallons/day	251,830	199,805	26%

General and administrative expense	$5,506,000	$6,928,000	(21)%
Interest expense, net	$1,000	$69,000	(99)%
Income tax expense	$19,662,000	$54,198,000	(64)%
Average interest rate	3.9%	4.3%	(9)%
Average long-term debt outstanding	$82,920,000	$142,059,000	(42)%

Contract Drilling:

Drilling revenues decreased $119.2 million or 71% in the third quarter of 2009 versus the third quarter of 2008 primarily due to a 69% decrease in the average number of rigs in use during the third quarter of 2009 compared to the third quarter of 2008. The decline in revenue was partially offset by $3.5 million of revenue recognized during the third quarter 2009 from settlements of terminated drilling contracts.  Average drilling rig utilization decreased from 110.7 drilling rigs in the third quarter of 2008 to 34.6 drilling rigs in the third quarter of 2009. Our average dayrate in the third quarter of 2009 was 18% lower than in the third quarter of 2008. In the third and fourth quarters of 2008, prices for oil and natural gas decreased substantially and natural gas prices continued to be at low levels during the third quarter of 2009 and we anticipate these prices will remain volatile for an indeterminable period of time. Entering the third quarter of 2009, the decline in utilization had started to moderate and improved slightly throughout the quarter, but weak natural gas prices have continued to impact the demand for drilling rigs which may keep utilization rates at low levels.

Drilling operating costs decreased $52.3 million or 64% between the comparative third quarters of 2009 and 2008 primarily due to the decrease in the number of drilling rigs used. The industry utilization decreases since the third quarter of 2008, has reduced the demand for personnel which in turn has reduced the pressure on our labor costs. Likewise, we anticipate that pressure on other daily direct drilling costs should result in a decrease of those costs as well, but reduced utilization will result in fewer rigs to cover our indirect fixed costs. Contract drilling depreciation decreased $8.0 million or 42% primarily due to a decrease in rig utilization.

Oil and Natural Gas:

Oil and natural gas revenues decreased $63.4 million or 42% in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to a decrease in average oil, NGL and natural gas prices and by a 8%  decrease in equivalent production volumes. Average oil prices between the comparative quarters decreased 42% to $59.55 per barrel, NGL prices decreased 63% to $22.99 per barrel and natural gas prices decreased 31% to $5.67 per Mcf. In the third quarter of 2009, as compared to the third quarter of 2008, oil production decreased 5%, NGL production increased 17% and natural gas production decreased 12%. During the third quarter of 2009 approximately 405 MMcf of natural gas production was curtailed due to low commodity prices and the shut-in of a third party plant. A large part of our increase in revenues during 2008 was determined by the prices we received for our production. Commodity prices started to decrease during the third and fourth quarters of 2008 and natural gas prices continued to be at low levels during the third quarter of 2009 and we anticipate these prices will remain volatile for an indeterminable period of time.  As a result of lower commodity prices combined with service costs that remained relatively high, we began slowing down our drilling activity during the fourth quarter of 2008 through the second quarter of 2009 and have increased activity during the third quarter of 2009 and plan to continue to increase activity throughout the remainder of the year.

 Oil and natural gas operating costs decreased $11.3 million or 35% between the comparative third quarters of 2009 and 2008 primarily due to reduced production taxes resulting from the large decrease in commodity prices. Lease operating expenses per Mcfe decreased 12% to $1.00. General and administrative expenses decreased as compensation costs were reduced in response to the downturn in the industry.

Depreciation, depletion and amortization (“DD&A”) decreased $14.4 million or 36% primarily due to a 31% decrease in our DD&A rate. The decrease in our DD&A rate in the third quarter of 2009 compared to the third quarter of 2008 resulted primarily from the $282.0 million and $281.2 million pre-tax non-cash ceiling test write-down of the carrying value of our oil and natural gas properties in the fourth quarter of 2008 and the first quarter 2009, respectively, as a result of a decline in commodity prices. At September 30, 2009 commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to take a write-down of our oil and natural gas properties. However should the twelve month average prices decline, including the discounted value of our commodity hedges, an additional write-down of the carrying value of our oil and natural gas properties could be required in future periods.

Mid-Stream:

Our mid-stream revenues were $27.9 million or 52% lower for the third quarter of 2009 as compared to the third quarter of 2008 primarily due to lower NGL and natural gas prices slightly offset by higher NGL volumes processed and sold. The average price for NGLs sold decreased 54% and the average price for natural gas sold decreased 64%. Gas processing volumes per day increased 9% between the comparative quarters and NGLs sold per day increased 26% between the comparative quarters.  The increase in volumes processed per day is primarily attributable to the volumes added from new wells connected to existing systems throughout 2008 and 2009. NGLs sold volumes per day increased due to both an increase in volumes processed and recent upgrades to several of our processing facilities. Gas gathering volumes per day decreased 9% primarily from well production declines associated with the wells gathered from one of our gathering systems located in Southeast Oklahoma. NGL sales were reduced by $0.4 million in the third quarter of 2008 due to the impact of NGL hedges. There were no NGL hedges in place for the third quarter of 2009.

Operating costs decreased $25.4 million or 56% in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a 62% decrease in prices paid for natural gas purchased and a 21% decrease in field operating expense in the third quarter of 2009 due to lower cost of supplies, reduced field personnel and more efficient operations and a 24% decrease in general and administrative expenses associated with our mid-stream segment, slightly offset by a 7% increase in natural gas volumes purchased per day. The total number of employees working in our mid-stream segment decreased by 17% over the comparative quarters. Depreciation and amortization increased $0.2 million, or 5%, primarily attributable to the additional depreciation associated with capital expenditures between the comparative periods.  Operating costs increased by $0.1 million in the third quarter of 2008 due to the impact of natural gas purchase hedges; however there were no hedges in place during the third quarter of 2009. In the third quarter of 2009, we saw favorable fractionation spreads due to low natural gas prices and higher liquids prices; however, prices remain volatile and without a sustained increase, we could be adversely affected by fewer wells being connected to existing gathering systems and lower fractionation spreads resulting in future declines in volumes or margins.

Other:

General and administrative expense decreased $1.4 million or 21% in the third quarter of 2009 compared to the third quarter of 2008.  This decrease was primarily attributable to decreased payroll expenses due to efforts to manage cost in this economic environment.

Interest expense, net of capitalized interest, decreased $0.1 million or 99% between the comparative quarters. Our average debt outstanding and our average interest rate were 42% and 9% lower, respectively, in the third quarter of 2009 compared to the third quarter of 2008.  Capitalized interest reduced our interest expense by $1.1 million in the third quarter of 2009 versus $1.6 million in the third quarter of 2008. We capitalized interest based on the net book value associated with our undeveloped oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems. Interest expense was increased $0.3 million for the third quarter of 2009 and $0.1 million for the third quarter of 2008 from interest rate swap settlements.

Income tax expense decreased by $34.5 million or 64% in the third quarter of 2009 compared to the third quarter of 2008 due to reduced income from lower commodity prices and rig utilization. Our effective tax rate for the third quarter of 2009 was 38.5% versus 37.0% for the third quarter of 2008. The portion of our taxes reflected as current income tax expense for the third quarter of 2009 was $8.6 million compared with $16.0 million in the third quarter of 2008.  The reduction in tax expense recognized as current is the result of less taxable income projected for 2009.  Income taxes paid in the third quarter of 2009 were $0.5 million.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Provided below is a comparison of selected operating and financial data:

	Nine Months Ended September 30,		Percent (1)
	2009	2008	Change

Total revenue	$532,566,000	$1,067,072,000	(50)%
Net income (loss)	$(84,013,000)	$263,473,000	(132)%
Contract Drilling:
Revenue	$188,383,000	$467,519,000	(60)%
Operating costs excluding depreciation	$109,565,000	$234,541,000	(53)%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	39.6	105.3	(62)%
Average dayrate on daywork contracts	$17,335	$18,190	(5)%
Depreciation	$33,803,000	$51,320,000	(34)%
Oil and Natural Gas:
Revenue	$267,399,000	$446,644,000	(40)%
Operating costs excluding depreciation,
depletion, amortization and impairment	$62,846,000	$90,353,000	(30)%
Average oil price (Bbl)	$54.77	$99.33	(45)%
Average NGL price (Bbl)	$21.80	$56.87	(62)%
Average natural gas price (Mcf)	$5.53	$8.35	(34)%
Oil production (Bbl)	991,000	942,000	5%
NGL production (Bbl)	1,142,000	962,000	19%
Natural gas production (Mcf)	33,575,000	35,143,000	(4)%
Depreciation, depletion and amortization
rate (Mcfe)	$1.92	$2.45	(22)%
Depreciation, depletion and amortization	$89,800,000	$114,756,000	(22)%
Impairment of oil and natural gas properties	$281,241,000	$—	NM %
Mid-Stream Operations:
Revenue	$71,604,000	$153,102,000	(53)%
Operating costs excluding depreciation
and amortization	$59,888,000	$125,617,000	(52)%
Depreciation and amortization	$12,166,000	$10,932,000	11%
Gas gathered—MMBtu/day	186,296	200,652	(7)%
Gas processed—MMBtu/day	75,371	66,219	14%
Gas liquids sold—gallons/day	236,692	195,303	21%

General and administrative expense	$17,088,000	$20,179,000	(15)%
Interest expense	$539,000	$1,162,000	(54)%
Income tax expense (benefit)	$(50,357,000)	$154,739,000	(133)%
Average interest rate	3.8%	4.7%	(19)%
Average long-term debt outstanding	$139,377,000	$131,531,000	6%
 ________________
(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Contract Drilling:

Drilling revenues decreased $279.1 million or 60% in the first nine months of 2009 versus the first nine months of 2008 primarily due to a 62% decrease in the average number of rigs in use during the first nine months of 2009 compared to the first nine months of 2008. The decline in revenue was partially offset by $4.0 million of revenue recognized during the third quarter 2009 from settlements of terminated drilling contracts.  Average drilling rig utilization decreased from 105.3 drilling rigs in the first nine months of 2008 to 39.6 drilling rigs in the first nine months of 2009. Our average dayrate in the first nine months of 2009 was 5% lower than in the first nine months of 2008.  In the third and fourth quarters of 2008, prices for oil and natural gas decreased substantially and natural gas prices continued to be at low levels during the first nine months of 2009 and we anticipate these prices will remain volatile for an indeterminable period of time. Entering the third quarter of 2009, the decline in utilization had started to moderate and improved slightly throughout the quarter, but the weak natural gas prices have continued to impact the demand for drilling rigs which may keep utilization rates at low levels.

Drilling operating costs decreased $125.0 million or 53% between the comparative first nine months of 2009 and 2008 primarily due to the decrease in the number of drilling rigs used. The recent industry utilization decreases since the third quarter of 2008, has reduced the demand for personnel which in turn has reduced the pressure on our labor costs. Likewise, we anticipate that pressure on other daily direct drilling costs should result in a decrease of those costs as well, but reduced utilization will result in fewer rigs to cover our indirect fixed costs. Contract drilling depreciation decreased $17.5 million or 34% primarily due to a decrease in rig utilization.

Oil and Natural Gas:

Oil and natural gas revenues decreased $179.2 million or 40% in the first nine months of 2009 as compared to the first nine months of 2008 primarily due to a decrease in average oil, NGL and natural gas prices. Average oil prices between the comparative years decreased 45% to $54.77 per barrel, NGL prices decreased 62% to $21.80 per barrel and natural gas prices decreased 34% to $5.53 per Mcf. In the first nine months of 2009, as compared to the first nine months of 2008, oil production increased 5%, NGL production increased 19% and natural gas production decreased 4%. During the first nine months of 2009 approximately 1.2 Bcf of natural gas production was curtailed due to low commodity prices and the shut-in of a third party plant. A large part of our increase in revenues during 2008 was determined by the prices we received for our production. Commodity prices decreased substantially during the third and fourth quarters of 2008 and natural gas prices continued to be at low levels during the first nine months of 2009 and we anticipate these prices will remain volatile for an indeterminable period of time. As a result of lower commodity prices combined with service costs that remained relatively high, we began slowing down our drilling activity during the fourth quarter of 2008 through the second quarter of 2009 and increased activity during the third quarter of 2009 and plan to continue to increase activity throughout the remainder of the year.

 Oil and natural gas operating costs decreased $27.5 million or 30% between the comparative first nine months of 2009 and 2008 primarily due to reduced production taxes resulting from the large decrease in commodity prices and a $5.8 million production tax credit received in the second quarter of 2009 attributable to high-cost gas wells. Lease operating expenses per Mcfe increased 2% to $1.05 and partially offset the decrease in production taxes. General and administrative expenses decreased as compensation costs were reduced in response to the downturn in the industry while lease operating expenses increased slightly primarily due to an increase in the number of wells producing and also from increases in the cost of goods purchased and third-party services.

DD&A decreased $25.0 million or 22% primarily due to a 22% decrease in our DD&A rate slightly offset by higher production volumes. The decrease in our DD&A rate in the first nine months of 2009 compared to the first nine months of 2008 resulted primarily from the $282.0 million and $281.2 million pre-tax non-cash ceiling test write-down of the carrying value of our oil and natural gas properties in the fourth quarter of 2008 and the first quarter 2009, respectively, as a result of a decline in commodity prices.  At September 30, 2009 commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to take a write-down of our oil and natural gas properties. However should the twelve month average prices decline, including the discounted value of our commodity hedges, an additional write-down of the carrying value of our oil and natural gas properties could be required in future periods.

Mid-Stream:

Our mid-stream revenues were $81.5 million or 53% lower for the first nine months of 2009 as compared to the first nine months of 2008 primarily due to lower NGL and natural gas prices slightly offset by higher NGL volumes processed and sold. The average price for NGLs sold decreased 57% and the average price for natural gas sold decreased 64%. Gas processing volumes per day increased 14% between the comparative nine month periods and NGLs sold per day increased 21% between the comparative nine month periods.  The increase in volumes processed per day is primarily attributable to the volumes added from new wells connected to existing systems throughout 2008 and 2009. NGLs sold volumes per day increased due to both an increase in volumes processed and upgrades to several of our processing facilities. Gas gathering volumes per day decreased 7% primarily from well production declines associated with the wells gathered from one of our gathering systems located in Southeast Oklahoma. NGL sales were reduced by $1.9 million in the first nine months of 2008 due to the impact of NGL hedges. There were no NGL hedges in place for the first nine months of 2009.

Operating costs decreased $65.7 million or 52% in the first nine months of 2009 compared to the first nine months of 2008 primarily due to a 63% decrease in prices paid for natural gas purchased, a 7% decrease in field operating expense and a 3% decrease in general and administrative expenses associated with our mid-stream segment, slightly offset by a 11% increase in natural gas volumes purchased per day. Depreciation and amortization increased $1.2 million, or 11%, primarily attributable to the additional depreciation associated with capital expenditures between the comparative nine month periods.  Operating costs were reduced by $1.0 million in the first nine months of 2008 due to the impact of natural gas purchase hedges; however there were no hedges in place during the first nine months of 2009. Prices remain volatile and without a sustained increase, we could be adversely affected by fewer wells being connected to existing gathering systems and lower fractionation spreads resulting in future declines in volumes or margins.

Other:

General and administrative expense decreased $3.1 million or 15% in the first nine months of 2009 compared to the first nine months of 2008.  This decrease was primarily attributable to decreased payroll expenses due to efforts to manage cost in this economic environment.

Interest expense, net of capitalized interest, decreased $0.6 million or 54% between the comparative nine month periods of 2009 and 2008. Capitalized interest reduced our interest expense by $4.3 million in the first nine months of 2009 versus $4.0 million in the first nine months of 2008. We capitalized interest based on the net book value associated with our undeveloped oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems. Our average interest rate was 19% lower and our average debt outstanding was 6% higher in the first nine months of 2009 as compared to the first nine months of 2008.  Interest expense was increased $0.7 million for the first nine months of 2009 and $0.2 million for the first nine months of 2008 from interest rate swap settlements.

Income tax expense (benefit) changed from an expense of $154.7 million in the first nine months of 2008 to a benefit of $50.4 million in the first nine months of 2009 due to the non-cash ceiling test write down of $281.2 million pre-tax of our oil and natural gas properties during the quarter ended March 31, 2009 as a result of declines in commodity prices. Our effective tax rate for the first nine months of 2009 was 37.5% versus 37.0% for the first nine months of 2008. The portion of our taxes reflected as current income tax expense for the first nine months of 2009 was $9.8 million as compared with $41.2 million in the first nine months of 2008.  The reduction in tax expense recognized as current is the result of less taxable income projected for 2009.  Income taxes paid in the first nine months of 2009 were $2.3 million.

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

Commodity Price Risk.   Our major market risk exposure is in the price we receive for our oil and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we received for our oil and natural gas production have fluctuated and we expect these prices to continue to fluctuate. The price of oil and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first nine months 2009 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $373,000 per month ($4.5 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $104,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $129,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow.

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

Oil and Natural Gas Segment:

At September 30, 2009, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Oct’09 – Dec’09	Crude oil - collar	500 Bbl/day	$100.00 put & $156.25 call	WTI – NYMEX
Oct’09 – Dec’09	Crude oil – swap	2,000 Bbl/day	$51.87	WTI – NYMEX
Oct’09 – Dec’09	Natural gas - collar	10,000 MMBtu/day	$ 8.22 put & $10.80 call	IF – NYMEX (HH)
Oct’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 7.01	IF – Tenn Zone 0
Oct’09 – Dec’09	Natural gas – swap	30,000 MMBtu/day	$ 6.32	IF – CEGT
Oct’09 – Dec’09	Natural gas – swap	25,000 MMBtu/day	$ 5.57	IF – PEPL
Oct’09 – Dec’09	Liquids – swap (1)	2,297,400 Gal/mo	$0.69	OPIS – Mont Belvieu
Oct’09 – Dec’09	Liquids – swap (1)	1,564,500 Gal/mo	$0.72	OPIS – Conway

Jan’10 – Dec’10	Crude oil - collar	1,000 Bbl/day	$67.50 put & $81.53 call	WTI – NYMEX
Jan’10 – Dec’10	Crude oil – swap	1,500 Bbl/day	$61.36	WTI – NYMEX
Jan’10 – Dec’10	Natural gas – swap	15,000 MMBtu/day	$ 7.20	IF – NYMEX (HH)
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 6.89	IF – Tenn Zone 0
Jan’10 – Dec’10	Natural gas – swap	30,000 MMBtu/day	$ 6.12	IF – CEGT
Jan’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$ 5.67	IF – PEPL
Jan’10 – Dec’10	Natural gas – basis differential swap	10,000 MMBtu/day	($0.79)	PEPL – NYMEX
___________
(1) Types of liquids involved are natural gasoline, ethane, propane, isobutane and natural butane.

At September 30, 2009, the following non-qualifying cash flow derivatives were outstanding:

Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Oct’09 – Dec’09	Natural gas – basis differential swap	10,000 MMBtu/day	($1.02)	PEPL – NYMEX
Oct’09 – Dec’09	Natural gas – basis differential swap	10,000 MMBtu/day	($1.10)	CEGT – NYMEX

Interest Rate Risk.   Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the BOKF National Prime Rate or the LIBOR Rate. At our election, borrowings under our revolving Credit Facility may be fixed at the LIBOR Rate for periods of up to 180 days. To help manage our exposure to any future interest rate volatility, we currently have two $15.0 million interest rate swaps, one at a fixed rate of 4.53% and one at a fixed rate of 4.16%, both expiring in May 2012.  Based on our average outstanding long-term debt subject to the floating rate in the first nine months of 2009, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $1.1 million.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

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

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2009:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	330	$30.63	330	—
August 1, 2009 to August 31, 2009	—	—	—	—
September 1, 2009 to September 30, 2009	—	—	—	—

Total	330	$30.63	330	—

(1)
The shares were repurchased to remit withholding of taxes on the value of stock distributed with the July 16, 2009 vesting distribution for grants previously made from our “Unit Corporation Stock and Incentive Compensation Plan” adopted May 3, 2006.

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

Unit Corporation
Date: November 3, 2009	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date: November 3, 2009	By: /s/ David T. Merrill
DAVID T. MERRILL
Chief Financial Officer and
Treasurer