Form 10-Q
period 2010-06-30
UNIT CORP
filed 2010-08-05
CIK 798949

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]

As of July 30, 2010, 47,836,889 shares of the issuer’s common stock were outstanding.

FORM 10-Q

UNIT CORPORATION

Forward-Looking Statements

This document contains “forward-looking statements” – meaning, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, some of the particular uncertainties that could adversely or positively affect our future results include: our belief regarding our liquidity; our expectation on how we intend to fund our capital expenditures; changes in the demand for and the prices of oil and natural gas; the availability of services to complete wells; the uncertainty related to declines and fluctuations in production volumes; the liquidity of our customers; the behavior of financial markets, including fluctuations in interest and commodity and equity prices; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of industries which we serve, including, without limitation, the energy industries; impact on us and the economy of recently enacted legislation; our belief that the final outcome of our legal proceedings will not materially affect our financial results; and numerous other matters of a national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,761	$1,140
Restricted cash	20	20
Accounts receivable, net of allowance for doubtful accounts of $5,184 at June 30, 2010 and $5,186 at December 31, 2009	90,903	74,382
Materials and supplies	6,915	6,914
Derivative assets (Note 10)	25,856	9,945
Income tax receivable	12,138	15,236
Deferred tax asset	14,423	14,423
Prepaid expenses and other	4,375	6,035

Total current assets	156,391	128,095

Property and equipment:
Drilling equipment	1,236,789	1,217,361
Oil and natural gas properties using the full cost method:
Proved properties	2,495,048	2,309,193
Undeveloped leasehold not being amortized	191,835	140,129
Gas gathering and processing equipment	182,175	172,549
Transportation equipment	32,293	30,726
Other	23,452	22,747

	4,161,592	3,892,705

Less accumulated depreciation, depletion, amortization and impairment	1,944,661	1,879,112

Net property and equipment	2,216,931	2,013,593

Goodwill	62,808	62,808
Other intangible assets, net	3,956	5,633
Non-current derivative assets (Note 10)	4,525	0
Other assets	17,095	18,270

Total assets	$2,461,706	$2,228,399

The accompanying notes are an integral part of these

condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30, 2010	December 31, 2009
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,503	$55,880
Accrued liabilities (Note 5)	34,556	34,571
Contract advances	2,771	3,124
Derivative liabilities (Note 10)	1,028	2,230
Other liabilities (Note 6)	10,383	9,342

Total current liabilities	109,241	105,147

Long-term debt (Note 6)	130,000	30,000

Long-term derivative liabilities (Note 10)	943	1,142

Other long-term liabilities (Note 6)	81,291	79,984

Deferred income taxes	484,058	446,316

Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.20 par value, 175,000,000 shares authorized, 47,836,590 and 47,530,669 shares issued, respectively	9,431	9,405
Capital in excess of par value	393,381	383,957
Accumulated other comprehensive income	17,043	4,458
Retained earnings	1,236,318	1,167,990

Total shareholders’ equity	1,656,173	1,565,810

Total liabilities and shareholders’ equity	$2,461,706	$2,228,399

The accompanying notes are an integral part of these

condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands except per share amounts)
Revenues:
Contract drilling	$72,061	$49,883	$132,915	$138,582
Oil and natural gas	91,136	89,601	190,189	178,505
Gas gathering and processing	36,344	23,233	77,479	45,376
Other income, net	5,062	1,357	10,570	2,673

Total revenues	204,603	164,074	411,153	365,136

Expenses:
Contract drilling:
Operating costs	46,541	29,779	87,441	80,109
Depreciation	16,445	10,261	30,231	22,880
Oil and natural gas:
Operating costs	23,817	17,249	48,851	42,065
Depreciation, depletion and amortization	26,319	26,149	51,655	64,155
Impairment of oil and natural gas properties (Note 2)	0	0	0	281,241
Gas gathering and processing:
Operating costs	28,938	19,199	61,664	39,876
Depreciation and amortization	3,982	4,110	7,923	8,171
General and administrative	6,456	5,493	12,735	11,582
Interest, net	0	61	0	538

Total operating expenses	152,498	112,301	300,500	550,617

Income (loss) before income taxes	52,105	51,773	110,653	(185,481)

Income tax expense (benefit):
Current	3,825	1,247	6,065	1,247
Deferred	16,105	18,495	36,260	(71,266)

Total income taxes	19,930	19,742	42,325	(70,019)

Net income (loss)	$32,175	$32,031	$68,328	$(115,462)

Net income (loss) per common share:
Basic	$0.68	$0.68	$1.45	$(2.46)

Diluted	$0.68	$0.68	$1.43	$(2.46)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$68,328	$(115,462)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	90,304	95,743
Impairment of oil and natural gas properties (Note 2)	0	281,241
Unrealized (gain) loss on derivatives	(1,453)	2,940
Deferred tax expense (benefit)	36,260	(71,266)
Gain on disposition of assets	(10,418)	(2,170)
Stock compensation plans	7,476	5,963
Other	1,317	1,219
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(17,787)	96,981
Accounts payable	2,046	8,567
Material and supplies inventory	(1)	(772)
Accrued liabilities	(2,650)	(4,105)
Contract advances	(353)	(1,816)
Other – net	4,698	11,779

Net cash provided by operating activities	177,767	308,842

INVESTING ACTIVITIES:
Capital expenditures	(217,544)	(193,326)
Acquisitions	(94,030)	0
Proceeds from disposition of assets	33,985	11,361
Other - net	324	0

Net cash used in investing activities	(277,265)	(181,965)

FINANCING ACTIVITIES:
Borrowings under line of credit	166,400	71,100
Payments under line of credit	(66,400)	(159,600)
Proceeds from exercise of stock options	119	17
Book overdrafts	0	(38,021)

Net cash provided by (used in) financing activities	100,119	(126,504)

Net increase in cash and cash equivalents	621	373

Cash and cash equivalents, beginning of period	1,140	584

Cash and cash equivalents, end of period	$1,761	$957

The accompanying notes are an integral part of these

condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$32,175	$32,031	$68,328	$(115,462)
Other comprehensive income (loss), net of taxes:
Change in value of derivative instruments used as cash flow hedges, net of tax of $1,360, ($8,038), $16,027 and $21,368	2,194	(15,052)	25,866	33,953
Reclassification - derivative settlements, net of tax of ($6,048), ($11,855), ($8,062) and ($21,702)	(9,764)	(19,340)	(13,016)	(35,894)
Ineffective portion of derivatives, net of tax of $253, $27, ($164) and $43	409	48	(265)	76

Comprehensive income (loss)	$25,014	$(2,313)	$80,913	$(117,327)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements in this quarterly report include the accounts of Unit Corporation and all its subsidiaries and affiliates and have been prepared under the rules and regulations of the SEC. The terms “company,” “Unit,” “we,” “our” and “us” refer to Unit Corporation, a Delaware corporation, and its subsidiaries and affiliates, except as otherwise clearly indicated or as the context otherwise requires.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state the following:

• Balance Sheets at June 30, 2010 and December 31, 2009;

• Statements of Operations for the three and six months ended June 30, 2010 and 2009;

• Cash Flows for the six months ended June 30, 2010 and 2009; and

• Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States which requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates. Results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be realized for the full year in the case of 2010, or that we realized for the full year of 2009.

With respect to our unaudited financial information for the three and six month periods ended June 30, 2010 and 2009, included in this quarterly report, PricewaterhouseCoopers LLP reported that it applied limited procedures in accordance with professional standards for a review of that information. Its separate report, dated August 5, 2010, which is included in this quarterly report, states that it did not audit and it does not express an opinion on that unaudited financial information. Accordingly, the degree of reliance placed on its report of such information should be restricted in light of the limited review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for its report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

NOTE 2 –OIL AND NATURAL GAS PROPERTIES

Full cost accounting rules require us to review the carrying value of our oil and natural gas properties at the end of each quarter. Under those rules, the maximum amount we are allowed as the carrying value of those properties is referred to as the ceiling. The ceiling is defined as the sum of the present value (using a 10% discount rate) of the estimated future net revenues from our proved reserves based on the unescalated 12-month average price on our oil, NGLs and natural gas adjusted for any cash flow hedges, plus the cost of properties not being amortized, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, less related income taxes. In the event the unamortized cost of the amortized oil and natural gas properties exceeds the full cost ceiling, the excess amount is charged to expense in the period during which the excess occurs, even if prices are depressed for only a short period of time. Once incurred, a write-down of oil and natural gas properties is not reversible.

Starting December 31, 2009, companies using full cost accounting transitioned from using the single-day period-end commodity prices to calculate discounted future revenues to the unweighted arithmetic average of the commodity prices on the first day of the month for each month within the 12-month period before the end of the reporting period, unless prices were defined by contractual arrangements.

We recorded a non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter that ended March 31, 2009. This write down resulted from the decline in commodity prices at the end of the first quarter of 2009 as compared to prices existing at the end of 2008. Derivative instruments qualifying as cash flow hedges were included in determining the limitation on the capitalized costs in our March 31, 2009 ceiling test calculation. The effect of including those hedges was a $197.9 million pre-tax increase in the discounted net cash flow of our oil and natural gas properties. Our qualifying cash flow hedges as of March 31, 2009, which consisted of swaps and collars, covered 2009 production of 30.3 Billion cubic feet of natural gas equivalent (Bcfe) and 2010 production of 33.2 Bcfe.

At June 30, 2010, 12-month average commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to take a ceiling test write-down. However, if there are declines in the 12-month average prices, including the discounted value of our commodity hedges, a write-down of the carrying value of our oil and natural gas properties may be required in future periods. Our qualifying cash flow hedges as of June 30, 2010, which consisted of swaps and collars, covered 19.0 Bcfe in 2010, 12.1 Bcfe in 2011 and 8.8 Bcfe in 2012. The effect of those hedges on the June 30, 2010 ceiling test was a $52.2 million pre-tax increase in the discounted net cash flows of our oil and natural gas properties. However, even without the impact of the hedges, we would not have been required to take a write down for the quarter. Our oil and natural gas hedging is discussed in Note 10 of the Notes to our Condensed Consolidated Financial Statements.

NOTE 3 –ACQUISITIONS

During the second quarter of 2010, we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties for approximately $75.0 million in cash, subject to post-closing adjustments which is included in oil and gas properties. The acquisition includes approximately 45,000 net acres and 11 producing oil wells and is focused on the Marmaton horizontal oil play located primarily in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 11 acquired producing wells is approximately 900,000 barrels of oil equivalent — consisting of 600,000 barrels of oil, 200,000 barrels of NGLs and 700 MMcf of natural gas.

Also during the second quarter of 2010, we completed an acquisition of approximately 32,000 net acres of undeveloped oil and gas leasehold located in Southwest Oklahoma and North Texas for approximately $17.6 million.

NOTE 4 - EARNINGS PER SHARE

Information related to the calculation of earnings (loss) per share follows:

	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended June 30, 2010:
Basic earnings per common share	$32,175	47,171	$0.68
Effect of dilutive stock options, restricted stock and stock appreciation rights (SARs)	0	485	0

Diluted earnings per common share	$32,175	47,656	$0.68

For the three months ended June 30, 2009:
Basic earnings per common share	$32,031	47,008	$0.68
Effect of dilutive stock options, restricted stock and SARs	0	350	0

Diluted earnings per common share	$32,031	47,358	$0.68

The number of stock options and SARs (and their average exercise price) not included in the above computation because their option exercise prices were greater than the average market price of our common stock was:

	Three Months Ended June 30,
	2010	2009

Stock options and SARs	233,401	362,717

Average Exercise Price	$53.12	$47.66

	Income/(Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount

	(In thousands except per share amounts)
For the six months ended June 30, 2010:
Basic earnings per common share	$68,328	47,146	$1.45
Effect of dilutive stock options, restricted stock and SARs	0	525	(0.02)

Diluted earnings per common share	$68,328	47,671	$1.43

For the six months ended June 30, 2009:
Basic loss per common share	$(115,462)	46,965	$(2.46)
Effect of dilutive stock options, restricted stock and SARs	0	0	0

Diluted loss per common share	$(115,462)	46,965	$(2.46)

Because we had a net loss for the six months ended June 30, 2009, approximately 300,000 weighted average shares related to stock options and SARs were antidilutive and not included in the calculation of earnings per share above. The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Six Months Ended June 30,
	2010	2009

Stock options and SARs	132,165	376,717

Average Exercise Price	$59.87	$46.94

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)

Employee costs	$9,887	$13,307
Lease operating expenses	5,011	6,244
Taxes	14,776	5,085
Other	4,882	9,935

Total accrued liabilities	$34,556	$34,571

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the dates in the table, long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Revolving credit facility with interest, including the effect of hedging, of 4.7% at June 30, 2010 and 4.3% at December 31, 2009	$130,000	$30,000
Less current portion	0	0

Total long-term debt	$130,000	$30,000

Our existing bank credit agreement (Credit Facility) has a maximum credit amount of $400.0 million maturing on May 24, 2012. The lenders’ commitment under the Credit Facility is $325.0 million. Our borrowings under the Credit Facility are limited to the commitment amount that we elect. As of June 30, 2010, the commitment amount was $325.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the amount of the total borrowing base. To date we have paid $1.2 million in origination, agency and syndication fees under the Credit Facility. We are amortizing these fees over the life of the agreement.

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil and natural gas reserves and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream segment. The April 1, 2010 redetermination set the borrowing base at $500.0 million. We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements set forth in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day period. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid after three days prior notice to the administrative agent and on payment of any applicable funding indemnification amounts. LIBOR interest is computed as the sum of the LIBOR base applicable for the interest period plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate, which cannot be less than LIBOR plus 1.00%, and is payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At June 30, 2010, all of our $130.0 million in outstanding borrowings were subject to LIBOR.

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

As of June 30, 2010, we were in compliance with all the covenants contained in the Credit Facility.

Based on the borrowing rates currently available to us for debt with similar terms and maturities and consideration of our non-performance risk, long-term debt at June 30, 2010 approximates its fair value.

At June 30, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities on the condensed consolidated balance sheets approximate fair value because of their short term nature.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Asset retirement obligations (ARO)	$58,848	$56,404
Workers’ compensation	22,479	22,974
Separation benefit plans	4,921	4,681
Gas balancing	3,263	3,263
Deferred compensation plan	2,163	2,004

	91,674	89,326
Less current portion	10,383	9,342

Total other long-term liabilities	$81,291	$79,984

The estimated total annual principal payments due under the terms of debt and other long-term liabilities during each of the five successive twelve month periods beginning July 1, 2010 (and through 2015) are $10.4 million, $147.8 million, $3.1 million, $2.9 million and $2.7 million, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

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

The following table shows certain information about our AROs for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(In thousands)

ARO liability, January 1:	$56,404	$49,230
Accretion of discount	1,393	1,250
Liability incurred	1,402	2,162
Liability settled	(442)	(2,071)
Revision of estimates	91	15

ARO liability, June 30:	58,848	50,586
Less current portion	1,760	968

Total long-term plugging liability	$57,088	$49,618

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06 – Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides additional guidance to improve disclosures regarding fair value measurements. The ASU amends ASC 820-10, Fair Value Measurements and Disclosures—Overall (formerly FAS 157, Fair Value Measurements) to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009 and was adopted January 1, 2010, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. This statement did not and will not have a significant impact on us due to it only requiring enhanced disclosures.

NOTE 9 – STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2010, we recognized stock compensation expense for restricted stock awards, stock options and stock settled SARs of $3.0 million and $5.5 million, respectively, and capitalized stock compensation cost for oil and natural gas properties of $0.8 million and $1.3 million, respectively. For these same periods, the tax benefit related to this stock based compensation was $1.2 million and $2.1 million, respectively. For the three and six months ended June 30, 2009, we recognized stock compensation expense for restricted stock awards, stock options and stock settled SARs of $1.8 million and $3.7 million, respectively, and capitalized stock compensation cost for oil and natural gas properties of $0.5 million and $1.1 million, respectively. The tax benefit related to this stock based compensation was $0.7 million and $1.4 million, respectively. The remaining unrecognized compensation cost related to unvested awards at June 30, 2010 is approximately $9.4 million with $1.9 million of this amount anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.6 years.

The table shows the estimates of the fair value of each stock option granted under the Unit Corporation 2000 Non-employee Directors Stock Option Plan during the periods using the Black-Scholes model and applying the estimated values also presented in the table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Options granted (1)	52,504	3,496	52,504	3,496
Estimated fair value (in millions)	$0.8	$0.1	$0.8	$0.1
Estimate of stock volatility	0.45	0.41	0.45	0.41
Estimated dividend yield	0%	0%	0%	0%
Risk free interest rate	2%	2%	2%	2%
Expected annual life based on prior experience	5	5	5	5
Forfeiture rate	0%	5%	0%	5%

(1) On May 29, 2009, eight of our directors were each issued 3,063 options contingent on shareholder approval, which was received at the May 5, 2010 annual shareholder’s meeting. These 24,504 options granted and vested simultaneously with that approval.

Expected volatilities are based on the historical volatility of our stock. Within the model, we use historical data to estimate stock option exercise and termination rates and aggregates groups that have similar historical exercise behavior for valuation purposes. To date, we have not paid dividends on our stock. The risk free interest rate is computed from the LIBOR rate using the term over which it is anticipated the grant will be exercised. The stock options granted in the second quarter of 2010 increased stock compensation expense for the second quarter and first six months of 2010 by $0.5 million.

There were no restricted stock awards granted for the three months ended June 30, 2010 or 2009. This table shows the fair value of the restricted stock awards granted during the periods indicated:

	Six Months Ended June 30,
	2010	2009

Shares granted	248,383	0

Estimated fair value (in millions)	$10.6	$0

Percentage of shares granted Expected to be distributed	93%	0%

The restricted stock awards granted during the first six months of 2010 will be recognized over their two and three year vesting periods. These awards increased stock compensation expense and the capitalized cost related to our oil and natural gas properties for the first six months of 2010 by $3.1 million.

NOTE 10 – DERIVATIVES

Interest Rate Swaps

From time to time we enter into interest rate swaps to manage our exposure to possible future interest rate increases. Under these transactions we swap the variable interest rate we would otherwise pay on a portion of our bank debt for a fixed interest rate. As of June 30, 2010, we had two outstanding interest rate swaps; both were cash flow hedges. There was no material amount of ineffectiveness. This table provides certain information about those interest rate swaps:

Term	Amount	Fixed Rate	Floating Rate
July 2010 – May 2012	$15,000,000	4.53%	3 month LIBOR
July 2010 – May 2012	$15,000,000	4.16%	3 month LIBOR

Commodity Derivatives

We have entered into various types of derivative instruments covering some of our projected natural gas, natural gas liquids and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) that we will receive for that production. Our decisions on the type and quantity of our production and the price(s) of our hedges is based, in part, on our view of current and future market conditions. As of June 30, 2010, our derivative instruments consisted of the following types of swaps and collars:

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

Oil and Natural Gas Segment:

At June 30, 2010, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Jul’10 – Dec’10	Crude oil - collar	1,000 Bbl/day	$67.50 put & $81.53 call	WTI – NYMEX
Jul’10 – Dec’10	Crude oil – swap	1,500 Bbl/day	$61.36	WTI – NYMEX
Jan’11 – Dec’11	Crude oil – swap	2,500 Bbl/day	$80.32	WTI – NYMEX
Jan’12 – Dec’12	Crude oil – swap	1,500 Bbl/day	$82.49	WTI – NYMEX

Jul’10 – Dec’10	Natural gas – swap	15,000 MMBtu/day	$7.20	IF – NYMEX (HH)
Jul’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$6.89	IF – Tenn Zone 0
Jul’10 – Dec’10	Natural gas – swap	30,000 MMBtu/day	$6.12	IF – CEGT
Jul’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$5.67	IF – PEPL
Jul’10 – Dec’10	Natural gas – basis differential swap	10,000 MMBtu/day	($0.79)	PEPL – NYMEX
Jan’11 – Dec’11	Natural gas – swap	15,000 MMBtu/day	$5.56	IF – NYMEX (HH)
Jan’11 – Dec’11	Natural gas – basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 – NYMEX
Jan’12 – Dec’12	Natural gas – swap	15,000 MMBtu/day	$5.62	IF – PEPL

Jul’10 – Dec’11	Liquids – swap (1)	644,406 Gal/mo	$0.98	OPIS – Conway
(1) Types of liquids involved are natural gasoline, ethane, propane, isobutane and normal butane. At June 30, 2010, the following non-qualifying cash flow derivatives were outstanding:
Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Jan’11 – Dec’11	Natural gas – basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 – NYMEX
Jan’11 – Dec’11	Natural gas – basis differential swap	10,000 MMBtu/day	($0.21)	CEGT – NYMEX
Jan’11 – Dec’11	Natural gas – basis differential swap	10,000 MMBtu/day	($0.225)	PEPL – NYMEX

The following tables present the fair values and locations where these derivative instruments are recorded in our balance sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
		(In thousands)
Derivatives designated as hedging instruments

Commodity derivatives:
Current	Current derivative assets	$25,344	$9,945
Long-term	Non-current derivative assets	4,013	0

Total derivatives designated as hedging Instruments		29,357	9,945

Derivatives not designated as hedging instruments

Commodity derivatives (basis swaps):
Current	Current derivative assets	512	0
Long-term	Non-current derivative assets	512	0

Total derivatives not designated as hedging instruments		1,024	0

Total derivative assets		$30,381	$9,945

		Derivative Liabilities
		FairValue
	Balance Sheet Location	June 30, 2010	December 31, 2009
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps:
Current	Current portion of derivative liabilities	$1,028	$806
Long-term	Other long-term derivative liabilities	943	1,142
Commodity derivatives:
Current	Current portion of derivative liabilities	0	1,424

Total derivative liabilities		$1,971	$3,372

If a legal right of set-off exists, we net in our balance sheets the value of the derivative arrangements we have with the same counterparty.

We recognize in accumulated other comprehensive income (OCI) the effective portion of any changes in fair value and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled. As of June 30, 2010 and 2009, we had a gain of $17.0 million and $31.4 million, net of tax, respectively, in accumulated OCI.

Based on market prices at June 30, 2010, we expect to transfer to earnings approximately $15.5 million, net of tax, of the gain included in accumulated OCI over the next 12 months as the various transactions are settled. The interest rate swaps and the commodity derivative instruments existing as of June 30, 2010 are expected to mature by May 2012 and December 2012, respectively.

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

Effect of derivative instruments on the Condensed Consolidated Statement of Operations (cash flow hedges):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion) (1)
	Six Months Ended June 30,
	2010	2009
	(In thousands)
Interest rate swaps	$(1,217)	$(1,220)
Commodity derivatives	18,260	32,639

Total	$17,043	$31,419

(1) Net of taxes.

Effect of derivative instruments on the Condensed Consolidated Statement of Operations (cash flow hedges):

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		Three Months Ended June 30,		Three Months Ended June 30,
		2010	2009	2010	2009
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$16,114	$31,444	$(662)	$(75)
Interest rate swaps	Interest, net	(302)	(249)	0	0

	Total	$15,812	$31,195	$(662)	$(75)

(1)	Effective portion of gain (loss).
(2)	Ineffective portion of gain (loss).

Effect of derivative instruments on the Condensed Consolidated Statement of Operations (derivatives not designated as hedging instruments):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
		2010	2009
		(In thousands)

Commodity derivatives (basis swaps)	Oil and natural gas revenue	$967	$(1,283)

Total		$967	$(1,283)

Effect of derivative instruments on the Condensed Consolidated Statement of Operations (cash flow hedges):

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		Six Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$21,687	$58,033	$429	$(119)
Interest rate swaps	Interest, net	(609)	(437)	0	0

	Total	$21,078	$57,596	$429	$(119)

(1)	Effective portion of gain (loss).
(2)	Ineffective portion of gain (loss).

Effect of derivative instruments on the Condensed Consolidated Statement of Operations (derivatives not designated as hedging instruments):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2010	2009
		(In thousands)

Commodity derivatives (basis swaps)	Oil and natural gas revenue	$1,024	$(2,391)

Total		$1,024	$(2,391)

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants (in either case, an exit price). Exit price is estimated using a three-level hierarchy that prioritizes the valuation techniques used to measure fair value into three levels with the highest priority given to Level 1 and the lowest priority given to Level 3. The levels are summarized as follows:

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

•	Level 3 - generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use.

The following tables show our recurring fair value measurements:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$0	$0	$(1,971)	$(1,971)
Commodity derivatives	$0	$(2,932)	$33,313	$30,381

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$0	$0	$(1,948)	$(1,948)
Commodity derivatives	$0	$(11,427)	$19,948	$8,521

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 2 Fair Value Measurements:

Commodity Derivatives. Our crude oil swaps are measured using estimated internal discounted cash flow calculations based on the NYMEX futures index.

Level 3 Fair Value Measurements:

Interest Rate Swaps. Our interest rate swaps are based on estimates provided by our respective counterparties and reviewed internally against established index prices and other sources.

Commodity Derivatives. Our natural gas and natural gas liquids swaps, basis swaps and crude oil and natural gas collars are estimated using internal discounted cash flow calculations based on forward price curves, quotes obtained from brokers for contracts with similar terms, or quotes obtained from counterparties to the agreements.

The following tables show the reconciliations of our level 3 fair value measurements:

	Net Derivatives
	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Interest Rate Swaps	Commodity Swaps and Collars	Interest Rate Swaps	Commodity Swaps and Collars
	(In thousands)
Beginning of period	$(2,019)	$51,439	$(1,948)	$19,948
Total gains or losses (realized and unrealized):
Included in earnings (loss) (1)	(302)	18,690	(609)	27,764
Included in other comprehensive income (loss)	48	(18,431)	(23)	11,912
Purchases, issuance and settlements	302	(18,385)	609	(26,311)

End of period	$(1,971)	$33,313	$(1,971)	$33,313

Total gains (losses) for the period included in earnings attributable to the change in unrealized gain (loss) relating to assets still held at end of period	$0	$305	$0	$1,453

(1)	Interest rate swaps and commodity swaps and collars are reported in the condensed consolidated statements of operations in interest, net and revenues, respectively.

	Net Derivatives
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Interest Rate Swaps	Commodity Swaps and Collars	Interest Rate Swaps	Commodity Swaps and Collars
	(In thousands)
Beginning of period	$(2,479)	$109,413	$(2,516)	$58,508
Total gains or losses (realized and unrealized):
Included in earnings (loss) (1)	(249)	28,248	(437)	52,126
Included in other comprehensive income (loss)	510	(59,248)	547	(6,375)
Purchases, issuance and settlements	249	(29,220)	437	(55,066)

End of period	$(1,969)	$49,193	$(1,969)	$49,193

Total gains (losses) for the period included in earnings attributable to the change in unrealized gain (loss) relating to assets still held at end of period	$0	$(972)	$0	$(2,940)

(1)	Interest rate swaps and commodity sales swaps and collars are reported in the condensed consolidated statements of operations in interest, net and revenues, respectively.

Based on our valuation at June 30, 2010, we determined that the non-performance risk with regard to our counterparties was immaterial.

NOTE 12 - INDUSTRY SEGMENT INFORMATION

Our three main business segments and the different products and services they offer are:

Segment	Services or Products
Contract drilling	Land contract drilling of oil and natural gas wells
Oil and natural gas	Development, acquisition and production of oil and natural gas properties
Mid-stream	Buying, selling, gathering, processing and treating of natural gas

We evaluate each segment’s performance based on its operating income (loss), defined as its operating revenues less operating expenses and depreciation, depletion, amortization and impairment. Our natural gas production in Canada is not significant.

The following table provides certain information about the operations of each of our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Contract drilling	$82,046	$53,124	$149,547	$144,448
Elimination of inter-segment revenue	(9,985)	(3,241)	(16,632)	(5,866)

Contract drilling net of inter-segment revenue	72,061	49,883	132,915	138,582

Oil and natural gas	91,136	89,601	190,189	178,505

Gas gathering and processing	47,008	30,303	100,742	60,959
Elimination of inter-segment revenue	(10,664)	(7,070)	(23,263)	(15,583)

Gas gathering and processing net of inter-segment revenue	36,344	23,233	77,479	45,376

Other	5,062	1,357	10,570	2,673

Total revenues	$204,603	$164,074	$411,153	$365,136

Operating income (loss) (1):
Contract drilling	$9,075	$9,843	$15,243	$35,593
Oil and natural gas (2)	41,000	46,203	89,683	(208,956)
Gas gathering and processing	3,424	(76)	7,892	(2,671)

Total operating income (loss)	53,499	55,970	112,818	(176,034)
General and administrative expense	(6,456)	(5,493)	(12,735)	(11,582)
Interest expense, net	0	(61)	0	(538)
Other income, net	5,062	1,357	10,570	2,673

Income (loss) before income taxes	$52,105	$51,773	$110,653	$(185,481)

(1)	Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.
(2)	In March 2009, we incurred a $281.2 million pre-tax ($175.1 million net of tax) non-cash write down of our oil and natural gas properties due to low commodity prices existing at the end of the first quarter 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Unit Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Unit Corporation and its subsidiaries as of June 30, 2010, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the company’s management.

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

August 5, 2010

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

MD&A should be read in combination with the unaudited condensed consolidated financial statements and related notes included in this quarterly report and the information contained in our most recent Annual Report on Form 10-K.

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

Business Outlook

As discussed in other parts of this quarterly report, the success of our consolidated business, as well as each of our three operating segments depends, to a large extent, on: the prices received for our natural gas, natural gas liquids and oil production; the demand for oil and natural gas; and the demand for our drilling rigs which, in turn, influences the amounts we can charge for the use of those drilling rigs. While to-date all of our operations (with the exception of a minor amount of production in Canada) are located within the United States, events outside the United States can and do impact us and our industry.

In addition to their direct impact on us, low commodity prices-if sustained for a long period of time-could impact the liquidity of some of our industry partners and customers which, in turn, could limit their ability to meet their financial obligations to us.

The slowdown in the United States and world economies starting in late 2008 resulted in less demand for oil and natural gas products by those industries and consumers that use those products in their businesses. The long-term impact on our business and financial results as a consequence of the volatility in oil and natural gas prices and the global economic downturn is uncertain.

In developing our initial operating budget for the year 2010, we used average oil and natural gas prices of $72.00 per Bbl and $5.30 per Mcf. We will continue to monitor this budget and adjust it as necessary. We expect to fund our 2010 operating budget using internally generated cash flow and to a lesser extent from borrowings under our credit facility.

Executive Summary

Contract Drilling

Our utilization rate for the second quarter 2010 was 47%, compared to 40% and 24% in the first quarter of 2010 and the second quarter 2009, respectively. Dayrates for the second quarter of 2010 averaged $14,915, an increase of 6% from the first quarter of 2010 and a decrease of 14% from the second quarter of 2009. Direct profit (contract drilling revenue less contract drilling operating expense) increased 28% from the first quarter of 2010 and 27% from the second quarter of 2009. The increase was primarily due to the increase in utilization over the comparative periods. Operating cost per day decreased 1% from the first quarter of 2010 and decreased 15% from the second quarter of 2009. The decrease from the second quarter of 2009 was primarily due to decreased per day indirect cost and decreases in workers’ compensation costs and fixed cost spread over more days due to increased utilization. While we experienced increased drilling activity and spending by our customers during the first six months of 2010, relatively weak natural gas prices over the same period, if sustained, could limit further increases and result in reduced activity in the remainder of 2010.

In January and February 2010, our contract drilling segment entered into contracts to sell eight of its idle mechanical drilling rigs to an unaffiliated third party. These drilling rigs ranged in horse power from 800 to 1,000. The closing on six of these drilling rigs occurred in the first quarter. The last transaction for the remaining two rigs closed in the second quarter of 2010. Proceeds from the sale of those drilling rigs were $23.9 million with a gain of $5.7 million. These proceeds will be used to refurbish and upgrade additional drilling rigs in our fleet allowing those rigs to be used in horizontal drilling operations. We also placed into service in our Rocky Mountain division a 1,500 horsepower, diesel-electric drilling rig that previously had been placed on hold during 2009 by our customer. We currently have 123 drilling rigs in our fleet.

As of June 30, 2010, we had 42 long-term drilling contracts for which the original terms ranged from 6 months to two years. Thirteen of these contracts are up for renewal during 2010, 28 are up for renewal during 2011 and one is up for renewal in 2012. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate.

Our anticipated 2010 capital expenditures for this segment are $76.0 million.

Oil and Natural Gas

During the second quarter of 2010, we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties for approximately $75.0 million in cash, subject to post-closing adjustments. The acquisition includes approximately 45,000 net acres and 11 producing oil wells and is focused on the Marmaton horizontal oil play located primarily in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 11 acquired producing wells is approximately 900,000 barrels of oil equivalent — consisting of 600,000 barrels of oil, 200,000 barrels of NGLs and 700 MMcf of natural gas.

Second quarter 2010 production from our oil and natural gas segment was 153,000 Mcfe per day, a 2% decrease over the first quarter of 2010 and a 10% decrease over the second quarter of 2009. The decrease in production from the first quarter 2010 is primarily due to fewer wells coming online due to delays in fracture stimulation services and connecting gathering systems along with an unexpected shut-in of production due to operational issues experienced at a third party facility that processes our Segno field production. This shut-in of production continued into the third quarter of 2010. The decrease in production from the second quarter 2009 is primarily due to the natural declines in production and the reduction in reserve replacement after slowing our development drilling program through most of 2009 due to the downturn in commodity prices.

Second quarter 2010 oil and natural gas revenues decreased 8% from the first quarter of 2010 and increased 2% from the second quarter of 2009. Our oil, natural gas and NGL prices in the second quarter of 2010, decreased 1%, 6% and 22%, respectively, from the first quarter of 2010 and our oil, natural gas and NGL prices increased 22%, 2% and 40%, respectively, from the second quarter of 2009. Direct profit (oil and natural gas revenues less oil and natural gas operating expense) decreased 9% from the first quarter of 2010 and decreased 7% from the second quarter of 2009. The decreases from the first quarter 2010 were primarily attributable to decreases in prices. The decreases from the second quarter 2009 were primarily attributable to decreases in volumes. Operating cost per Mcfe produced decreased 3% from the first quarter of 2010 and increased 53% from the second quarter of 2009. The increase from the second quarter 2009 was primarily due to the increase in production taxes. Production taxes increased due to commodity price increases between the periods. Also, the second quarter of 2009 included $5.8 million in production tax credits attributable to high-cost gas wells.

For 2010, we hedged approximately 72% of our average daily oil production, approximately 79% of our average natural gas production and approximately 12% of our average natural gas liquids production (all based on our second quarter 2010 production) to help manage our cash flow and capital expenditure requirements. Of the oil hedges, 60% are under swap contracts at an average price of $61.36 per barrel and 40% are under collar contracts with a floor of $67.50 per barrel and a ceiling of $81.53 per barrel. The natural gas production is hedged under swap contracts at a comparable average NYMEX price of $6.95. The average basis differential for the swaps is ($0.66). The natural gas liquids production is hedged under swap contracts at an average price of $41.12 per barrel.

Currently for 2011 we hedged approximately 72% of our average daily oil production, approximately 14% of our average natural gas production and approximately 12% of our average natural gas liquids production (all based on our second quarter 2010 production). The oil production is hedged under swap contracts at an average price of $80.32 per barrel. The natural gas production is hedged under swap contracts at a comparable average NYMEX price of $5.56. The average basis differential for the swaps is ($0.14). The natural gas liquids production is hedged under swap contracts at an average price of $40.74 per barrel.

Currently for 2012 we hedged approximately 43% of our average daily oil production, approximately and 14% of our average natural gas production (all based on our second quarter 2010 production). The oil production is hedged under swap contracts at an average price of $82.49 per barrel. The natural gas production is hedged under swap contracts at a comparable average NYMEX price of $5.90. The average basis differential for the swaps is ($0.28).

In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at the end of the first quarter. At June 30, 2010, the 12-month average of commodity prices, including the discounted value of our commodity hedges, were at levels that did not require us to record a write-down of our oil and natural gas properties. Prior to December 31, 2009, the price was based on the single-day period-end price. Effective December 31, 2009, reserve reporting rules require the use of a 12-month average price. The revision to the 12-month average price was made to reduce the affect of short-term volatility and seasonality that previously occurred with single-day pricing. Using the 12-month average may or may not result in write-downs that would have been required had the single-day period-end price been used. Should the 12-month average for commodity prices decline below those existing at the period-end, including the discounted value of our commodity hedges, a write-down of the carrying value of our oil and natural gas properties could be required in future periods.

During the first and second quarters of 2010, we drilled 27 wells and 39 wells, respectively. Our first quarter 2010 drilling activity was slowed down by unusually wet weather, especially in the Texas Panhandle Granite Wash play, and operational delays as we transition to drilling primarily horizontal wells. While the number of wells drilled increased 44% from the first quarter to the second quarter, 46% of the wells drilled have not come online. The delays in getting wells online are primarily due to delays in fracture stimulation services and connections to gathering systems. We anticipate these delays will continue throughout the year due to limited availability of these services. As a result of these conditions, we are adjusting our 2010 production guidance to be within a range of 62.0 to 63.0 Bcfe, with actual results subject to the timing of third party services. The number of wells we plan to participate in drilling and the level of capital expenditures remains unchanged for 2010 at 175 wells and $365 million, respectively.

Mid-Stream

Second quarter 2010 liquids sold per day increased 10% from the first quarter of 2010 and 17% from the second quarter of 2009. Liquids sold per day increased primarily as the result of upgrades and expansions to existing plants and the connection of new wells. Gas processed per day increased 8% from the first quarter of 2010 and 10% from the second quarter of 2009. In 2009, we upgraded several of our existing processing facilities and added three processing plants which was the primary reason for increased volumes. Gas gathered per day increased 2% from the first quarter of 2010 due to additional well connects and decreased 2% from the second quarter of 2009 primarily from our gathering systems experiencing natural production declines associated with connected wells.

NGL prices in the second quarter of 2010 decreased 18% from the price received in the first quarter of 2010 and 39% from the price received in the second quarter of 2009. The price of liquids as compared to natural gas affects the revenue in our mid-stream operations and determines the fractionation spread which is the difference in the value received for the NGLs recovered from natural gas in comparison to the amount received for the equivalent MMBtu’s of natural gas if unprocessed. We currently do not have any fractionation spread hedges in place for 2010 and beyond.

Direct profit (mid-stream revenues less mid-stream operating expense) decreased 12% from the first quarter of 2010 and increased 84% from the second quarter of 2009. The decrease from the first quarter 2010 was due to lower commodity prices and the increase from the second quarter 2009 resulted primarily from increased liquids sold and gas processed volumes and commodity prices. Total operating cost for our mid-stream segment decreased 12% from the first quarter of 2010 and increased 51% from the second quarter of 2009 due primarily to the fluctuation in the price paid for the purchase of natural gas.

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

Summary

Our financial condition and liquidity depends on the cash flow from our operations and, when necessary, borrowings under our Credit Facility. The principal factors determining the amount of our cash flow are:

•	the demand for and the dayrates we receive for our drilling rigs;
•	the quantity of natural gas, oil and NGLs we produce;
•	the prices we receive for our natural gas production and, to a lesser extent, the prices we receive for our oil and NGL production; and
•	the margins we obtain from our natural gas gathering and processing contracts.

The following is a summary of certain financial information as of June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009:

	June 30,		% Change
	2010	2009
	(In thousands except percentages)
Working capital	$47,150	$67,036	(30)%
Long-term debt	$130,000	$111,000	17%
Shareholders’ equity (1)	$1,656,173	$1,528,840	8%
Ratio of long-term debt to total capitalization (1)	7%	7%	0%
Net income (loss) (1)	$68,328	$(115,462)	159%
Net cash provided by operating activities	$177,767	$308,842	(42)%
Net cash used in investing activities	$(277,265)	$(181,965)	52%
Net cash provided by (used in) financing activities	$100,119	$(126,504)	179%

(1)	In March 2009, we incurred a $281.2 million pre-tax ($175.1 million net of tax) non-cash ceiling test write down of our oil and natural gas properties due to low commodity prices at quarter-end. The write down impacted our 2009 shareholders’ equity, ratio of long-term debt to total capitalization and net income. The write down did not impact our compliance with the covenants contained in our Credit Facility.

The following table summarizes certain operating information:

	Six Months Ended June 30,		% Change
	2010	2009
Contract Drilling:
Average number of our drilling rigs in use during the period	54.5	42.1	29%
Total number of drilling rigs owned at the end of the period	123	131	(6)%
Average dayrate	$14,553	$18,141	(20)%
Oil and Natural Gas:
Oil production (MBbls)	623	691	(10)%
Natural gas liquids production (MBbls)	765	784	(2)%
Natural gas production (MMcf)	19,735	22,861	(14)%
Average oil price per barrel received	$67.12	$52.69	27%
Average oil price per barrel received excluding hedges	$75.08	$46.11	63%
Average NGL price per barrel received	$38.01	$21.29	79%
Average NGL price per barrel received excluding hedges	$37.88	$21.29	78%
Average natural gas price per mcf received	$5.79	$5.47	6%
Average natural gas price per mcf received excluding hedges	$4.44	$3.11	43%
Mid-Stream:
Gas gathered—MMBtu/day	181,998	189,980	(4)%
Gas processed—MMBtu/day	79,623	74,074	7%
Gas liquids sold — gallons/day	266,793	228,998	17%
Number of natural gas gathering systems	33	33	0%
Number of processing plants	8	8	0%

At June 30, 2010, we had unrestricted cash totaling $1.8 million and we had borrowed $130.0 million of the $325.0 million we had elected to have available under our Credit Facility. Our Credit Facility is used for working capital and capital expenditures. Before 2009, most of our capital expenditures were discretionary and directed toward future growth. Beginning in the fourth quarter of 2008 and continuing through 2009, we significantly reduced our capital expenditures because of the uncertain economic environment. For 2010, we plan to increase our capital expenditures, focusing on growth and funded mainly through internally generated cash flow and to a lesser extent from borrowings under the credit facility.

Working Capital

Typically, our working capital balance fluctuates primarily because of the timing of our trade accounts receivable and accounts payable and from the fluctuation in current assets and liabilities associated with the mark to market value of our hedging activity. We had working capital of $47.2 million and $67.0 million as of June 30, 2010 and 2009, respectively. The effect of our hedging activity increased working capital by $15.5 million and $26.6 million as of June 30, 2010 and 2009, respectively.

Contract Drilling

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

During 2009, competition to keep and attract qualified employees to meet our requirements did not materially affect us due to the depressed conditions within our industry. Due to increased utilization over last year’s levels, competition to keep qualified labor has increased in 2010 so starting in the third quarter 2010; we have increased compensation for drilling personnel in Oklahoma, Texas and Louisiana. Further increases in utilization beyond second quarter 2010 levels could also be hampered by limited availability of personnel.

Demand for drilling rigs in the 1,000 to 1,500 horsepower range has increased over the past year as more of our customers shift to drilling horizontal wells, which are suited for this horsepower range. Availability of drilling rigs in this range will also have a larger impact on dayrates in the future. For the first six months of 2010, our average dayrate was $14,553 per day compared to $18,141 per day for the first six months of 2009. The average number of our drilling rigs used in the first six months of 2010 was 54.5 drilling rigs (43%) compared with 42.1 drilling rigs (32%) in the first six months of 2009. Based on the average utilization of our drilling rigs during the first six months of 2010, a $100 per day change in dayrates has a $5,450 per day ($2.0 million annualized) change in our pre-tax operating cash flow. We expect that utilization and dayrates for our drilling rigs will slowly improve for 2010 compared to 2009 and depend mainly on the price of natural gas, the levels of natural gas storage and the availability of drilling rigs to meet the demands of the industry.

Our contract drilling segment provides drilling services for our exploration and production segment as well as services performed on properties in which the drilling service is deemed to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for such services are eliminated in our income statement, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $16.6 million and $5.9 million for the six months of 2010 and 2009, respectively from our contract drilling segment and eliminated the associated operating expense of $14.8 million and $4.8 million during the six months of 2010 and 2009, respectively, yielding $1.8 million and $1.1 million during the six months of 2010 and 2009, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Impact of Prices for Our Oil, NGLs and Natural Gas

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

Based on our first six months of 2010 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $313,000 per month ($3.8 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of hedging, during the first six months of 2010 was $5.79 compared to $5.47 for the first six months of 2009. Based on our first six months of 2010 production, a $1.00 per barrel change in our oil price, without the effect of hedging, would have a $99,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $122,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow. In the first six months of 2010, our average oil price per barrel received, including the effect of hedging, was $67.12 compared with an average oil price, including the effect of hedging, of $52.69 in the first six months of 2009 and our first six months of 2010 average NGLs price per barrel received was $38.01 compared with an average NGL price per barrel of $21.29 in the first six months of 2009.

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

Mid-Stream Operations

Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiaries. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates three natural gas treatment plants, eight processing plants, 33 gathering systems and 846 miles of pipeline. Superior operates in Oklahoma, Texas, Kansas and Pennsylvania and has been in business since 1996. This segment enhances our ability to gather and market not only our own natural gas but also that owned by third parties and serves as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first six months of 2010 and 2009, our mid-stream operations purchased $21.2 million and $13.0 million, respectively, of our oil and natural gas segment’s production and provided gathering and transportation services to it of $2.1 million and $2.6 million, respectively. Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas exploration segment has been eliminated in our condensed consolidated financial statements.

Our mid-stream segment gathered an average of 181,998 MMBtu per day in the first six months of 2010 compared to 189,980 MMBtu per day in the first six months of 2009, processed volumes were 79,623 MMBtu per day in the first six months of 2010 compared to 74,074 MMBtu per day in the first six months of 2009 and the amount of NGLs sold were 266,793 gallons per day in the first six months of 2010 compared to 228,998 gallons per day in the first six months of 2009. Gas gathering volumes per day in the first six months of 2010 decreased 4% compared to the first six months of 2009 primarily due to a volumetric decline in gathering systems due to natural production declines associated with the connected wells. Processed volumes increased 7% over the comparative six months and NGLs sold also increased 17% over the comparative period primarily due to the addition of wells connected and recent upgrades to several of our processing systems.

Our Credit Facility

Our existing bank credit agreement (Credit Facility) has a maximum credit amount of $400.0 million maturing on May 24, 2012. The lenders’ commitment under the Credit Facility is $325.0 million. Our borrowings under the Credit Facility are limited to the commitment amount that we elect. As of June 30, 2010, the commitment amount was $325.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed with the rate varying based on the amount borrowed as a percentage of the amount of the total borrowing base. To date we have paid $1.2 million in origination, agency and syndication fees under the Credit Facility. We are amortizing these fees over the life of the agreement. The average interest rate for the first six months of 2010, which includes the effect of our two interest rate swaps, was 4.7% compared to 3.8% for the first six months of 2009. At both June 30, 2010 and July 30, 2010, borrowings were $130.0 million.

The lenders under our Credit Facility and their respective participation interests are as follows:

Lender	Participation Interest
Bank of Oklahoma, N.A.	18.75%
Bank of America, N.A.	18.75%
BMO Capital Markets Financing, Inc.	18.75%
BBVA Compass Bank	17.50%
Comerica Bank	08.75%
BNP Paribas	08.75%
Crédit Agricole Corporate and Investment Bank	08.75%

100.00%

The lenders’ aggregate commitment is limited to the lesser of the amount of the value of the borrowing base or $400.0 million. The amount of the borrowing base, which is subject to redetermination on April 1 and October 1 of each year, is based primarily on a percentage of the discounted future value of our oil and natural gas reserves and, to a lesser extent, the loan value the lenders reasonably attribute to the cash flow (as defined in the Credit Facility) of our mid-stream segment. The April 1, 2010 redetermination set the borrowing base at $500.0 million. We or the lenders may request a onetime special redetermination of the borrowing base amount between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements set forth in the Credit Facility.

At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day period. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid after three days prior notice to the administrative agent and on payment of any applicable funding indemnification amounts. LIBOR interest is computed as the sum of the LIBOR base applicable for the interest period plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate, which cannot be less than LIBOR plus 1.00%, and is payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At June 30, 2010, all of our $130.0 million in outstanding borrowings were subject to LIBOR.

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

As of June 30, 2010, we were in compliance with all the covenants contained in the Credit Facility.

We entered into the following interest rate swaps to manage our exposure to possible future interest rate increases. Under these transactions we swapped the variable interest rate we would otherwise incur on a portion of our bank debt for a fixed rate of interest.

The table provides certain information about out interest rate swaps:

Term	Amount	Fixed Rate	Floating Rate

July 2010 – May 2012	$15,000,000	4.53%	3 month LIBOR
July 2010 – May 2012	$15,000,000	4.16%	3 month LIBOR

Capital Requirements

Contract Drilling Acquisitions, Dispositions and Capital Expenditures. In January and February 2010, our contract drilling segment entered into contracts to sell eight of its idle mechanical drilling rigs to an unaffiliated third party. These drilling rigs ranged in horse power from 800 to 1,000. The closing on six of these drilling rigs occurred in the first quarter. The last transaction for the remaining two rigs closed in the second quarter of 2010. Proceeds from the sale of those drilling rigs were $23.9 million with a gain of $5.7 million which was booked in the first quarter 2010. These proceeds will be used to refurbish and upgrade additional drilling rigs in our fleet allowing those rigs to be used in horizontal drilling operations. We also placed into service in our Rocky Mountain division a 1,500 horsepower, diesel-electric drilling rig that previously had been placed on hold during 2009 by our customer. We currently have 123 drilling rigs in our fleet.

Our anticipated 2010 capital expenditures for this segment are $76.0 million. We currently do not have a shortage of drill pipe and drilling equipment. At June 30, 2010, we had commitments to purchase approximately $0.8 million of drilling rig components and $14.3 million of drill pipe and drill collars in 2010. We have spent $62.8 million in capital expenditures as of June 30, 2010.

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

Oil and Natural Gas Segment Acquisitions and Capital Expenditures. Most of our capital expenditures are discretionary and directed toward future growth. Our decision to increase our oil, NGLs and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 66 gross wells (35.35 net wells) in the first six months of 2010 compared to 37 gross wells (12.72 net wells) in the first six months of 2009. Total capital expenditures for the first six months of 2010 by this segment, excluding a $1.1 million ARO liability and $94.0 million for acquisitions, totaled $142.5 million. Currently we plan to participate in drilling an estimated 175 gross wells in 2010 and estimate our total capital expenditures (excluding acquisitions) for our oil and natural gas segment will be approximately $365.0 million. Whether we are able to drill the full number of wells we are planning on drilling is dependent on a number of factors, many of which are beyond our control and include the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs and natural gas, demand for oil and natural gas, the cost to drill wells, the weather and the efforts of outside industry partners.

In June 2010, we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties for approximately $75.0 million in cash, subject to post-closing adjustments. The acquisition includes approximately 45,000 net acres and 11 producing oil wells and is focused on the Marmaton horizontal oil play located primarily in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 11 acquired producing wells is approximately 900,000 barrels of oil equivalent — consisting of 600,000 barrels of oil, 200,000 barrels of NGLs and 700 MMcf of natural gas.

Also during the second quarter of 2010, we completed an acquisition of approximately 32,000 net acres of undeveloped oil and gas leasehold located in Southwest Oklahoma and North Texas for approximately $17.6 million.

Mid-Stream Acquisitions and Capital Expenditures. During the first six months of 2010, our mid-stream segment incurred $9.6 million in capital expenditures as compared to $5.9 million in the first six months of 2009. For 2010, we estimate capital expenditures of approximately $53.0 million. The increase over 2009 expenditures is due to anticipated drilling activity by operators in the areas of our existing gathering systems resulting in new well connections as well as adding an additional processing facility to accommodate the increased drilling activity of our oil and natural gas segment.

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

Contractual Commitments

At June 30, 2010, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Bank debt (1)	$137,541	$3,971	$133,570	$0	$0
Operating leases (2)	6,695	1,698	2,918	2,079	0
Drill pipe, drilling components and equipment purchases (3)	16,947	16,947	0	0	0

Total contractual obligations	$161,183	$22,616	$136,488	$2,079	$0

(1)	See previous discussion in MD&A regarding our Credit Facility. This obligation is presented in accordance with the terms of the Credit Facility and includes interest calculated using our June 30, 2010 interest rate of 4.7% which includes the effect of the interest rate swaps.

(2)	We lease office space or yards in Elk City, Oklahoma City and Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through January, 2015. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)	For the next twelve months, we have committed to purchase approximately $15.1 million of new drilling rig components, drill pipe, drill collars and related equipment. Also in 2010, we will pay the remaining $1.8 million towards the purchase of a 50mmcf/d gas plant.

At June 30, 2010, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$2,163	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$4,921	$252	Unknown	Unknown	Unknown
Derivative liabilities – interest rate swaps	$1,971	$1,028	$943	$0	$0
Asset retirement liability (3)	$58,848	$1,760	$17,725	$4,497	$34,866
Gas balancing liability (4)	$3,263	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$0	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$22,479	$8,371	$3,196	$1,146	$9,766

(1)	We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Condensed Consolidated Balance Sheet, at the time of deferral.

(2)	Effective January 1, 1997, we adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with the company up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of the company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004 we also adopted the Special Separation Benefit Plan (“Special Plan”). This plan is identical to the Separation Benefit Plan with the exception that the benefits under the plan vest on the earliest of a participant’s reaching the age of 65 or serving 20 years with the company. On December 31, 2008, all these plans were amended to bring the plans into compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

(3)	When a well is drilled or acquired, under “Accounting for Asset Retirement Obligations,” we have recorded the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells).

(4)	We have recorded a liability for those properties we believe do not have sufficient oil, NGLs and natural gas reserves to allow the under-produced owners to recover their under-production from future production volumes.

(5)	We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2008, with a subsidiary of ours serving as general partner. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Such repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $22,000 in 2010, $1,000 in 2009 and $241,000 in 2008.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

Derivative Activities

Periodically we enter into hedge transactions covering part of the interest we incur under our Credit Facility as well as the prices to be received for a portion of our future oil, NGLs and natural gas production.

Interest Rate Swaps. From time to time we enter into interest rate swaps to manage our exposure to possible future interest rate increases under our Credit Facility. Under these transactions we swap the variable interest rate we would otherwise incur on a portion of our bank debt for a fixed rate of interest. As of June 30, 2010, we had two outstanding interest rate swaps; both were cash flow hedges. There was no material amount of ineffectiveness. Our June 30, 2010 balance sheet recognized the fair value of these swaps as current and non-current derivative liabilities and is presented in the table below:

Term	Amount	Fixed Rate	Floating Rate	Fair Value Asset (Liability)
($ in thousands)
July 2010 – May 2012	$15,000	4.53%	3 month LIBOR	$(1,039)
July 2010 – May 2012	$15,000	4.16%	3 month LIBOR	(932)

				$(1,971)

Because of these interest rate swaps, interest expense increased by $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively. A loss of $1.2 million, net of tax, is reflected in accumulated other comprehensive income as of June 30, 2010. Interest expense increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2009.

Commodity Hedges. Our hedging is intended to reduce price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our hedge(s) is based, in part, on our view of current and future market conditions. Based on our second quarter 2010 average daily production, as of June 30, 2010, the approximated percentages we have hedged are as follows:

Oil and Natural Gas Segment:

	July – December 2010	January – December 2011	January – December 2012
Daily oil production	72%	72%	43%
Daily natural gas production	79%	14%	14%
Natural gas liquids production	12%	12%	0%

With respect to the commodities subject to the hedge, the use of hedging limits the risk of adverse downward price movements, however it also limits increases in future revenues that would otherwise result from favorable price movements.

The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. Based on our valuation at June 30, 2010, we determined that the non-performance risk with regard to our counterparties was immaterial. At June 30, 2010, Bank of Montreal, Bank of America, N.A., Crédit Agricole Corporate and Investment Bank, London Branch, Comerica Bank, BBVA Compass Bank, Barclays Capital and ConocoPhillips were the counterparties with respect to all of our commodity derivative transactions. At June 30, 2010, the fair values of the net assets we had with each of these counterparties was $10.1 million, $7.4 million, $3.8 million, $4.8 million, $1.4 million, $2.6 million and $0.3 million, respectively.

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty in our condensed consolidated balance sheets. At June 30, 2010, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $25.9 million and $4.5 million, respectively. At June 30, 2009, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $49.2 million and $7.1 million, respectively, and current and non-current derivative liabilities of $4.5 million and $0.8 million, respectively.

We recognize in accumulated OCI the effective portion of any changes in fair value and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled. As of June 30, 2010, we had a gain of $18.3 million, net of tax from our oil and natural gas segment derivatives and no gain or loss from our mid-stream segment derivatives in accumulated OCI.

Based on market prices at June 30, 2010, we expect to transfer to earnings approximately $15.5 million, net of tax, of the gain included in accumulated OCI during the next 12 months in the related month of production. The interest rate swaps and the commodity derivative instruments existing as of June 30, 2010 are expected to mature by May 2012 and December 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Oil and natural gas revenue:
Realized gains on oil and natural gas derivatives	$16,114	$31,058	$21,687	$58,463
Unrealized gains (losses) on ineffectiveness of cash flow hedges	(662)	(75)	429	(119)
Unrealized gains (losses) on non-qualifying oil and natural gas derivatives	967	(897)	1,024	(2,821)

Impact on pre-tax earnings	$16,419	$30,086	$23,140	$55,523

Stock and Incentive Compensation

During the first quarter of 2010, we granted awards covering 248,383 shares of restricted stock and no awards were granted in the second quarter of 2010. These awards were granted as retention incentive awards. These stock awards had an estimated fair value as of the grant date of $10.6 million. Compensation expense will be recognized over the two and three year vesting periods, and during the first six months of 2010, we recognized $2.5 million in additional compensation expense and capitalized $0.6 million for these awards. During the first six months of 2010, we recognized compensation expense of $5.5 million for all of our restricted stock, stock options and SAR grants and capitalized $1.3 million of compensation cost for oil and natural gas properties.

Insurance

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 15 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first six months of 2010 and 2009, the total we received for all of these fees was $1.0 million and $0.7 million, respectively. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our condensed consolidated financial statements.

New Accounting Pronouncements

Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06 – Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides additional guidance to improve disclosures regarding fair value measurements. The ASU amends ASC 820-10, Fair Value Measurements and Disclosures—Overall (formerly FAS 157, Fair Value Measurements) to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The ASU also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The ASU applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009 and was adopted January 1, 2010, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. This statement did not and will not have a significant impact on us due to it only requiring enhanced disclosures.

Results of Operations

Quarter Ended June 30, 2010 versus Quarter Ended June 30, 2009

Provided below is a comparison of selected operating and financial data:

	Quarter Ended June 30,		Percent Change
	2010	2009
Total revenue	$204,603,000	$164,074,000	25%
Net income	$32,175,000	$32,031,000	0%
Contract Drilling:
Revenue	$72,061,000	$49,883,000	44%
Operating costs excluding depreciation	$46,541,000	$29,779,000	56%
Percentage of revenue from daywork contracts	100%	100%	0%
Average number of drilling rigs in use	58.1	31.6	84%
Average dayrate on daywork contracts	$14,915	$17,335	(14)%
Depreciation	$16,445,000	$10,261,000	60%
Oil and Natural Gas:
Revenue	$91,136,000	$89,601,000	2%
Operating costs excluding depreciation, depletion, amortization and impairment	$23,817,000	$17,249,000	38%
Average oil price (Bbl)	$66.93	$54.84	22%
Average NGL price (Bbl)	$33.37	$23.88	40%
Average natural gas price (Mcf)	$5.62	$5.49	2%
Oil production (Bbl)	321,000	348,000	(8)%
NGL production (Bbl)	388,000	391,000	(1)%
Natural gas production (Mcf)	9,701,000	10,999,000	(12)%
Depreciation, depletion and amortization rate (Mcfe)	$1.87	$1.68	11%
Depreciation, depletion and amortization	$26,319,000	$26,149,000	1%
Mid-Stream Operations:
Revenue	$36,344,000	$23,233,000	56%
Operating costs excluding depreciation and amortization	$28,938,000	$19,199,000	51%
Depreciation and amortization	$3,982,000	$4,110,000	(3)%
Gas gathered—MMBtu/day	183,858	187,666	(2)%
Gas processed—MMBtu/day	82,699	75,481	10%
Gas liquids sold—gallons/day	279,736	239,121	17%

General and administrative expense	$6,456,000	$5,493,000	18%
Interest expense, net	$0	$61,000	NM
Income tax expense	$19,930,000	$19,742,000	1%
Average interest rate	4.1%	3.6%	14%
Average long-term debt outstanding	$71,197,000	$140,678,000	(49)%

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Contract Drilling

Drilling revenues increased $22.2 million or 44% in the second quarter of 2010 versus the second quarter of 2009 primarily due to an 84% increase in the average number of rigs in use during the second quarter of 2010 compared to the second quarter of 2009 and increased mobilization revenue, partially offset by a 14% lower average dayrate between periods. Average drilling rig utilization increased from 31.6 drilling rigs in the second quarter of 2009 to 58.1 drilling rigs in the second quarter of 2010. Commodity prices have improved in the second quarter of 2010 compared to the second quarter of 2009. While we experienced increased drilling activity and spending by our customers during the second quarter of 2010 compared to the second quarter of 2009, weak natural gas prices may limit further increases or could result in reduced activity for the remainder of 2010.

Drilling operating costs increased $16.8 million or 56% between the comparative second quarters of 2010 and 2009 primarily due to increases in the number of drilling rigs used and to a lesser extent increases in per day direct cost. Total per day operating cost decreased 15% as fixed costs were spread over more operating days due to higher utilization. During 2009, competition to keep and attract qualified employees to meet our requirements did not materially affect us due to the depressed conditions within our industry. Due to increased utilization over last year’s levels, competition to keep qualified labor has increased in 2010 so starting in the third quarter 2010; we have increased compensation for drilling personnel in Oklahoma, Texas and Louisiana. Further increases in utilization beyond second quarter 2010 levels could also be hampered by limited availability of personnel. Contract drilling depreciation increased $6.2 million or 60% primarily due to an increase in the number of drilling rigs being utilized and an increase in capital expenditures for upgrades to existing drilling rigs in our fleet.

Oil and Natural Gas

Oil and natural gas revenues increased $1.5 million or 2% in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to an increase in average oil, NGL and natural gas prices slightly offset by a 10% decrease in equivalent production volumes. Average oil prices between the comparative quarters increased 22% to $66.93 per barrel, NGL prices increased 40% to $33.37 per barrel and natural gas prices increased 2% to $5.62 per Mcf. In the second quarter of 2010, as compared to the second quarter of 2009, oil production decreased 8%, NGL production decreased 1% and natural gas production decreased 12% due to the natural declines in production from wells combined with a slowdown in our drilling activity and reserve replacement throughout most of 2009 due to low commodity prices. We began increasing drilling activity during the fourth quarter of 2009 and currently plan to continue to increase our activity throughout 2010.

Oil and natural gas operating costs increased $6.6 million or 38% between the comparative second quarters of 2010 and 2009 primarily due to increased gross production taxes. Production taxes increased due to commodity price increases between the periods. Also, the second quarter of 2009 included $5.8 million in production tax credits attributable to high-cost gas wells. Lease operating expenses per Mcfe increased 1% to $1.10.

Depreciation, depletion and amortization (“DD&A”) increased $0.2 million or 1% primarily due to an 11% increase in our DD&A rate partially offset by a 10% decrease in equivalent production. The increase in our DD&A rate in the second quarter of 2010 compared to the second quarter of 2009 resulted primarily from the average cost per Mcfe on reserves added in the quarter exceeding the previous average net book value per Mcfe for reserves previously discovered and acquired. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities.

Mid-Stream

Our mid-stream revenues were $13.1 million or 56% higher for the second quarter of 2010 as compared to the second quarter of 2009 primarily due to higher NGL and natural gas prices and higher NGL volumes processed and sold. The average price for NGLs sold increased 39% and the average price for natural gas sold increased 45%. Gas processing volumes per day increased 10% between the comparative quarters and NGLs sold per day increased 17% between the comparative quarters. The increase in volumes processed per day is primarily attributable to the volumes added from new wells connected to existing systems throughout 2009. NGLs sold volumes per day increased due to both an increase in volumes processed and upgrades to several of our processing facilities. Gas gathering volumes per day decreased 2% primarily from well production declines associated with the wells gathered from one of our gathering systems located in Southeast Oklahoma.

Operating costs increased $9.7 million or 51% in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a 52% increase in prices paid for natural gas purchased and a 10% increase in purchase volumes. Depreciation and amortization decreased $0.1 million, or 3%, primarily due to decreased amortization on our intangible assets. For 2010, we anticipate an increase in well connections over 2009 due to anticipated drilling activity by operators in the areas of our existing gathering systems as well as adding an additional processing facility to accommodate the increased drilling activity of our oil and natural gas segment.

Other

Other revenue of $5.0 million for the second quarter of 2010 was primarily attributable to the sale of a gas pipeline in which we owned a 60% interest.

Interest expense, net of capitalized interest, decreased $0.1 million between the comparative quarters. We capitalized interest based on the net book value associated with our undeveloped oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems. Our average interest rate was 14% lower and our average debt outstanding was 49% lower in the second quarter of 2010 as compared to the second quarter of 2009. Total interest incurred increased $0.3 million for the second quarter of 2010 and $0.2 million for the second quarter of 2009 due to interest rate swap settlements.

Income tax expense increased by $0.2 million, or 1% in the second quarter of 2010 compared to the second quarter of 2009 due to an increase in pre-tax income and an increase in the effective tax rate. Our effective tax rate was 38.3% and 38.1% for the second quarters of 2010 and 2009, respectively. The portion of our taxes reflected as a current income tax expense for the second quarter of 2010 was $3.8 million or 19% of the total income tax expense for the second quarter of 2010 as compared with $1.2 million or 6% of total income tax expense in the second quarter of 2009. Income taxes paid in the second quarter of 2010 were $0.7 million.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Provided below is a comparison of selected operating and financial data:

	Six Months Ended June 30,		Percent Change
	2010	2009
Total revenue	$411,153,000	$365,136,000	13%
Net income (loss)	$68,328,000	$(115,462,000)	159%
Contract Drilling:
Revenue	$132,915,000	$138,582,000	(4)%
Operating costs excluding depreciation	$87,441,000	$80,109,000	9%
Percentage of revenue from daywork contracts	99%	100%	(1)%
Average number of drilling rigs in use	54.5	42.1	29%
Average dayrate on daywork contracts	$14,553	$18,141	(20)%
Depreciation	$30,231,000	$22,880,000	32%
Oil and Natural Gas:
Revenue	$190,189,000	$178,505,000	7%
Operating costs excluding depreciation, depletion, amortization and impairment	$48,851,000	$42,065,000	16%
Average oil price (Bbl)	$67.12	$52.69	27%
Average NGL price (Bbl)	$38.01	$21.29	79%
Average natural gas price (Mcf)	$5.79	$5.47	6%
Oil production (Bbl)	623,000	691,000	(10)%
NGL production (Bbl)	765,000	784,000	(2)%
Natural gas production (Mcf)	19,735,000	22,861,000	(14)%
Depreciation, depletion and amortization rate (Mcfe)	$1.82	$2.01	(9)%
Depreciation, depletion and amortization	$51,655,000	$64,155,000	(19)%
Impairment of oil and natural gas properties	$0	$281,241,000	NM
Mid-Stream Operations:
Revenue	$77,479,000	$45,376,000	71%
Operating costs excluding depreciation and amortization	$61,664,000	$39,876,000	55%
Depreciation and amortization	$7,923,000	$8,171,000	(3)%
Gas gathered—MMBtu/day	181,998	189,980	(4)%
Gas processed—MMBtu/day	79,623	74,074	7%
Gas liquids sold—gallons/day	266,793	228,998	17%

General and administrative expense	$12,735,000	$11,582,000	10%
Interest expense, net	$0	$538,000	NM
Income tax expense (benefit)	$42,325,000	$(70,019,000)	160%
Average interest rate	4.7%	3.8%	24%
Average long-term debt outstanding	$51,250,000	$168,074,000	(70)%

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Contract Drilling

Drilling revenues decreased $5.7 million or 4% in the first six months of 2010 versus the first six months of 2009 primarily due to a 20% lower average dayrate in the first six months of 2010 compared to the first six months of 2009, offset by a 29% increase in the average number of rigs in use during the first six months of 2010 compared to the first six months of 2009 and increased mobilization revenue. Average drilling rig utilization increased from 42.1 drilling rigs in the first six months of 2009 to 54.5 drilling rigs in the first six months of 2010. Commodity prices have improved in the first six months of 2010 compared to the first six months of 2009. While we experienced increased drilling activity and spending by our customers during the first six months of 2010 compared to the fourth quarter of 2009, weak natural gas prices may limit further increases or could result in reduced activity for the remainder of 2010.

Drilling operating costs increased $7.3 million or 9% between the comparative first six months of 2010 and 2009 primarily due to increases in the number of drilling rigs used offset by decreases in per day indirect costs, worker’s compensation and general and administrative expenses. During 2009, competition to keep and attract qualified employees to meet our requirements did not materially affect us due to the depressed conditions within our industry. Due to increased utilization over last year’s levels, competition to keep qualified labor has increased in 2010 so starting in the third quarter 2010; we have increased compensation for drilling personnel in Oklahoma, Texas and Louisiana. Further increases in utilization beyond second quarter 2010 levels could also be hampered by limited availability of personnel. Contract drilling depreciation increased $7.4 million or 32% primarily due to an increase in the number of drilling rigs being utilized and an increase in capital expenditures for upgrades to existing drilling rigs in our fleet.

Oil and Natural Gas

Oil and natural gas revenues increased $11.7 million or 7% in the first six months of 2010 as compared to the first six months of 2009 primarily due to an increase in average oil, NGL and natural gas prices partially offset by a 12% decrease in equivalent production volumes. Average oil prices between the comparative quarters increased 27% to $67.12 per barrel, NGL prices increased 79% to $38.01 per barrel and natural gas prices increased 6% to $5.79 per Mcf. In the first six months of 2010, as compared to the first six months of 2009, oil production decreased 10%, NGL production decreased 3% and natural gas production decreased 14% due to the natural declines in production from wells combined with a slowdown in our drilling activity and reserve replacement throughout most of 2009 due to low commodity prices. We began increasing drilling activity during the fourth quarter of 2009 and currently plan to continue to increase our activity throughout 2010.

Oil and natural gas operating costs increased $6.8 million or 16% between the comparative first six months of 2010 and 2009 as reductions in lease operating expenses were offset by increased gross production taxes due to higher commodity prices between six month periods. Production taxes in 2009 were also reduced by $5.8 million for production tax credits attributable to high-cost gas wells.

DD&A decreased $12.5 million or 19% primarily due to a 9% decrease in our DD&A rate and a 12% decrease in equivalent production. The decrease in our DD&A rate in the first six months of 2010 compared to the first six months of 2009 resulted primarily from the $281.2 million pre-tax non-cash ceiling test write-down of the carrying value of our oil and natural gas properties at the end of the first quarter in 2009 as a result of a decline in commodity prices partially offset by DD&A rate increases incurred in 2010 for increased net book value on new reserves added. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities.

Mid-Stream

Our mid-stream revenues were $32.1 million or 71% higher for the first six months of 2010 as compared to the first six months of 2009 primarily due to higher NGL and natural gas prices and higher NGL volumes processed and sold. The average price for NGLs sold increased 59% and the average price for natural gas sold increased 51%. Gas processing volumes per day increased 7% between the comparative periods and NGLs sold per day increased 17% between the comparative periods. The increase in volumes processed per day is primarily attributable to the volumes added from new wells connected to existing systems throughout 2009. NGLs sold volumes per day increased due to both an increase in volumes processed and upgrades to several of our processing facilities. Gas gathering volumes per day decreased 4% primarily from well production declines associated with the wells gathered from one of our gathering systems located in Southeast Oklahoma.

Operating costs increased $21.8 million or 55% in the first six months of 2010 compared to the first six months of 2009 primarily due to a 62% increase in prices paid for natural gas purchased and a 7% increase in purchased volumes. Depreciation and amortization decreased $0.2 million, or 3%, primarily due to decreased amortization on our intangible assets. For 2010, we anticipate an increase in well connections over 2009 due to anticipated drilling activity by operators in the areas of our existing gathering systems as well as adding an additional processing facility to accommodate the increased drilling activity of our oil and natural gas segment.

Other

Other revenue of $10.6 million for the first six months of 2010 was primarily attributable to the sale of eight mechanical drilling rigs and from the sale of a gas pipeline in which we owned a 60% interest.

Interest expense, net of capitalized interest, decreased $0.5 million between the comparative quarters. We capitalized interest based on the net book value associated with our undeveloped oil and natural gas properties, the construction of additional drilling rigs and the construction of gas gathering systems. Our average interest rate was 24% higher and our average debt outstanding was 70% lower in the first six months of 2010 as compared to the first six months of 2009. Total interest incurred increased $0.6 million for the first six months of 2010 and $0.4 million for the first six months of 2009 due to interest rate swap settlements.

Income tax expense (benefit) changed from a benefit of $70.0 million in the first six months of 2009 to an expense of $42.3 million in the first six months of 2010 due to the non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) of our oil and natural gas properties during the quarter ended March 31, 2009 as a result of declines in commodity prices. Our effective tax rate was 38.3% and 37.8% for the first six months of 2010 and 2009, respectively. The portion of our taxes reflected as a current income tax expense for the first six months of 2010 was $6.1 million or 14% of the total income tax expense for the first six months of 2010 as compared to $1.2 million in the first six months of 2009. Income taxes paid in the first six months of 2010 were $3.1 million.

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

Commodity Price Risk. Our major market risk exposure is in the price we receive for our oil and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, the prices we received for our oil and natural gas production have fluctuated and we expect these prices to continue to fluctuate. The price of oil and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months 2010 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $313,000 per month ($3.8 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $99,000 per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $122,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow.

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

Oil and Natural Gas Segment:

At June 30, 2010, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Jul’10 – Dec’10	Crude oil - collar	1,000 Bbl/day	$67.50 put & $81.53 call	WTI – NYMEX
Jul’10 – Dec’10	Crude oil – swap	1,500 Bbl/day	$61.36	WTI – NYMEX
Jan’11 – Dec’11	Crude oil – swap	2,500 Bbl/day	$80.32	WTI – NYMEX
Jan’12 – Dec’12	Crude oil – swap	1,500 Bbl/day	$82.49	WTI – NYMEX

Jul’10 – Dec’10	Natural gas – swap	15,000 MMBtu/day	$7.20	IF – NYMEX (HH)
Jul’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$6.89	IF – Tenn Zone 0
Jul’10 – Dec’10	Natural gas – swap	30,000 MMBtu/day	$6.12	IF – CEGT
Jul’10 – Dec’10	Natural gas – swap	20,000 MMBtu/day	$5.67	IF – PEPL
Jul’10 – Dec’10	Natural gas – basis differential swap	10,000 MMBtu/day	($0.79)	PEPL – NYMEX
Jan’11 – Dec’11	Natural gas – swap	15,000 MMBtu/day	$5.56	IF – NYMEX (HH)
Jan’11 – Dec’11	Natural gas – basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 – NYMEX
Jan’12 – Dec’12	Natural gas – swap	15,000 MMBtu/day	$5.62	IF – PEPL

Jul’10 – Dec’11	Liquids – swap (1)	644,406 Gal/mo	$0.98	OPIS – Conway

(1)	Types of liquids involved are natural gasoline, ethane, propane, isobutane and normal butane.

At June 30, 2010, the following non-qualifying cash flow derivatives were outstanding:

Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Jan’11 – Dec’11	Natural gas – basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 – NYMEX
Jan’11 – Dec’11	Natural gas – basis differential swap	10,000 MMBtu/day	($0.21)	CEGT – NYMEX
Jan’11 – Dec’11	Natural gas – basis differential swap	10,000 MMBtu/day	($0.225)	PEPL – NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt, all of which bears interest at variable rates based on the BOKF National Prime Rate or the LIBOR Rate. At our election, borrowings under our revolving Credit Facility may be fixed at the LIBOR Rate for periods of up to 180 days. To help manage our exposure to any future interest rate volatility, we currently have two $15.0 million interest rate swaps, one at a fixed rate of 4.53% and one at a fixed rate of 4.16%, both expiring in May 2012. Based on our average outstanding long-term debt subject to the floating rate in the first six months of 2010, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by $0.2 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Item 3 of our Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to what was disclosed in the Form 10-K.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2009.

New legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

The U.S. Environmental Protection Agency, or the EPA, has commenced a study of the potential environmental impacts of hydraulic fracturing, including the impact on drinking water sources and public health, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have and others are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. Any new laws, regulation or permitting requirements regarding hydraulic fracturing could lead to operational delay, or increased operating costs or third party or governmental claims, and could result in additional burdens that could serve to delay or limit the drilling services we provide to third parties whose drilling operations could be impacted by these regulations or increase our costs of compliance and doing business as well as delay the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Derivatives regulation included in current financial reform legislation could impede our ability to manage business and financial risks by restricting our use of derivative instruments as hedges against fluctuating commodity prices and interest rates.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was passed by Congress and signed into law. The Act contains significant derivatives regulation, including a requirement that certain transactions be cleared on exchanges and a requirement to post cash collateral (commonly referred to as “margin”) for such transactions. The Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. The Act requires the Commodities Futures and Trading Commission (the CFTC) to promulgate rules to define these terms, but we do not know the definitions that the CFTC will actually promulgate nor how these definitions will apply to us.

We use crude oil and natural gas derivative instruments with respect to a portion of our expected production in order to reduce commodity price uncertainty and enhance the predictability of cash flows relating to the marketing of our crude oil and natural gas. We also use interest rate derivative instruments to minimize the impact of interest rate fluctuations associated with anticipated debt issuances. As commodity prices increase or interest rates decrease, our derivative liability positions increase; however, none of our current derivative contracts require the posting of margin or similar cash collateral when there are changes in the underlying commodity prices or interest rates that are referred to in these contracts.

Depending on the rules and definitions adopted by the CFTC, we could be required to post collateral with our dealer counterparties for our commodities and interest rate derivative transactions. Such a requirement could have a significant impact on our business by reducing our ability to execute derivative transactions to reduce commodity price and interest rate uncertainty and to protect cash flows. Requirements to post collateral would cause significant liquidity issues by reducing our ability to use cash for investment or other corporate purposes, or would require us to increase our level of debt. In addition, a requirement for our counterparties to post collateral would likely result in additional costs being passed on to us, thereby decreasing the effectiveness of our hedges and our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended June 30, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	22,971	$43.53	22,971	—
May 1, 2010 to May 31, 2010	0	0	0	—
June 1, 2010 to June 30, 2010	830	45.67	830	—

Total	23,801	$43.60	23,801	—

(1)	The shares were repurchased to remit withholding of taxes on the value of stock distributed with the second quarter 2010 vesting distribution for grants previously made from our “Unit Corporation Stock and Incentive Compensation Plan” adopted May 3, 2006.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the NYSE on the day that the stock was acquired by us.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved and Removed

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1	Separation Benefit Plan of Unit Corporation and Participating Subsidiaries.

10.2	Special Separation Benefit Plan of Unit Corporation and Participating Subsidiaries.

10.3	Unit Corporation Separation Benefit Plan for Senior Management.

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a – 14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a – 14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unit Corporation

Date: August 5, 2010	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date: August 5, 2010	By: /s/ David T. Merrill
DAVID T. MERRILL
Chief Financial Officer and
Treasurer