Form 10-K/A
period 2009-12-31
UNIT CORP
filed 2010-09-17
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 1-9260

UNIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-1283193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7130 South Lewis, Suite 1000
Tulsa, Oklahoma	74136
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  (918) 493-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.20 per share	NYSE

Rights to Purchase Series A Participating	NYSE
Cumulative Preferred Stock
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [x]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ]	No [x]

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
Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [ x]
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
Part III

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the year ended December 31, 2009 originally filed with the Securities and Exchange Commission on February 23, 2010 solely for the purpose of filing a revised report of our third-party petroleum engineering firm. The report of Ryder Scott Company, L.P. was filed as Exhibit 99.1 to our 2009 Form 10-K. This report included a statement limiting the use of the report to Unit Corporation. The report appearing in this Form 10-K/A does not contain that limitation. In addition to the revised report being filed as Exhibit 99.1, we are including in this Form 10-K/A a consent from Ryder Scott Company, L.P. in Exhibit 23.2 and certifications of our chief executive officer and chief financial officer in Exhibit 31.1 and 31.2.

No item of or disclosures appearing in our 2009 Form 10-K are affected by this filing other than the exhibits described above. This report on Form 10-K/A is presented as of the filing date of our 2009 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following exhibits are filed as part of this report:

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act.

99.1	Ryder Scott Company, L.P. Summary Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE: September 17, 2010	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer under Rule 13a—14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a—14(a) of the Exchange Act.

99.1	Ryder Scott Company, L.P. Summary Report.