Form 10-K
period 2010-12-31
UNIT CORP
filed 2011-02-24
CIK 798949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [ x]

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the NYSE on June 30, 2010) held by non-affiliates was approximately $1,002,853,599. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2011
Common Stock, $0.20 par value per share	47,979,475 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”)with respect to its annual meeting of shareholders scheduled to be held on May 4, 2011. The Proxy Statement shall be filed within 120 days after the end of the fiscal year to which this report relates.	Part III

Exhibit Index—See Page 120

FORM 10-K

UNIT CORPORATION

DEFINITIONS

The following are explanations of some of the terms used in this report.

ARO – Asset retirement obligations.

ASC – FASB Accounting Standards Codification.

ASU – Accounting Standards update.

Bcf – Billion cubic feet of natural gas.

Bcfe – Billion cubic feet of natural gas equivalent. Determined using the ratio of one barrel of crude oil to six Mcf of natural gas.

Bbl – Barrel, or 42 U.S. gallons liquid volume.

BOKF – Bank of Oklahoma Financial Corporation.

Btu – British thermal unit, used in terms of volumes. Btu is used to refer to the amount of natural gas required to raise the temperature of one pound of water by one degree Fahrenheit at one atmospheric pressure.

CEGT – Center Point Energy Gas Transmission

Development drilling – The drilling of a well within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

DD&A – Depreciation, depletion and amortization.

FASB – Financial and Accounting Standards Board.

Finding and development costs – Costs associated with acquiring and developing proved natural gas and oil reserves which are capitalized under generally accepted accounting principles, including any capitalized general and administrative expenses.

Gross acres or gross wells – The total acres or wells in which a working interest is owned.

IF – Inside FERC (U.S. Federal Energy Regulatory Commission).

LIBOR – London Interbank Offered Rate.

MBbls – Thousand barrels of crude oil or other liquid hydrocarbons.

Mcf – Thousand cubic feet of natural gas.

Mcfe – Thousand cubic feet of natural gas equivalent. Determined using the ratio of one barrel of crude oil or NGLs to six Mcf of natural gas.

MMBbls – Million barrels of crude oil or other liquid hydrocarbons.

MMBtu – Million Btu’s.

MMcf – Million cubic feet of natural gas.

MMcfe – Million cubic feet of natural gas equivalent. Determined using the ratio of one barrel of crude oil or NGLs to six Mcf of natural gas.

Net acres or net wells – The sum of the fractional working interests owned in gross acres or gross wells.

NGLs – Natural gas liquids.

DEFINITIONS – (Continued)

NGPL-TXOK – Natural Gas Pipeline Co. of America/Texok zone.

NYMEX – The New York Mercantile Exchange.

OPIS – Oil Price Information Service.

PEPL – Panhandle East Pipeline Co.

Play – A term applied by geologists and geophysicists identifying an area with potential oil and gas reserves.

Producing property – A natural gas and oil property with existing production.

Proved developed reserves – Are reserves from any category that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate is by means not involving a well. For additional information, see the SEC’s definition in Rule 4-10(a)(3) of Regulation S-X.

Proved reserves – Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicated that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. For additional information, see the SEC’s definition in Rule 4-10(a)(2)(i) through (iii) of Regulation S-X.

Proved undeveloped reserves – Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For additional information, see the SEC’s definition in Rule 4-10(a)(4) of Regulation S-X.

Reasonable certainty (in regards to reserves) – If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate.

Reliable technology – Is a grouping of one or more technologies (including computational methods) that has been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.

SARs – Stock appreciation rights.

Unconventional play – Plays targeting tight sand, coal bed or gas shale reservoirs. The reservoirs tend to cover large areas and lack the readily apparent traps, seals and discrete hydrocarbon-water boundaries that typically define conventional reservoirs. These reservoirs generally require stimulation treatments or other special recovery processes in order to produce economically.

Undeveloped acreage – Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas or oil regardless of whether the acreage contains proved reserves.

Well spacing – The regulation of the number and location of wells over an oil or gas reservoir, as a conservation measure. Well spacing is normally accomplished by order of the appropriate regulatory conservation commission.

Workovers – Operations on a producing well to restore or increase production.

WTI – West Texas Intermediate, the benchmark crude oil in the United States.

UNIT CORPORATION

Annual Report

For The Year Ended December 31, 2010

PART I

Item 1.	Business

Unless otherwise indicated or required by the context, the terms “corporation”, “company”, “Unit”, “us”, “our”, “we” and “its” refer to Unit Corporation and, as appropriate, Unit Corporation and/or one or more of its subsidiaries.

Our executive offices are at 7130 South Lewis, Suite 1000, Tulsa, Oklahoma 74136; our telephone number is (918) 493-7700. In addition to our executive offices, we have offices or yards in Beaver, Elk City, Oklahoma City, Oklahoma; Canadian, Houston and Humble, Texas; Englewood and Denver, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania.

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

GENERAL

We were founded in 1963 as a contract drilling company. Today, in addition to our drilling operations, we have operations in the exploration and production and mid-stream areas. Our operations are generally conducted through our three principal wholly owned subsidiaries:

•	Unit Drilling Company – which drills onshore oil and natural gas wells for others and for our own account (contract drilling),

•	Unit Petroleum Company – which explores, develops, acquires and produces oil and natural gas properties for our own account (oil and natural gas), and

•	Superior Pipeline Company, L.L.C. – which buys, sells, gathers, processes and treats natural gas for third parties and for our own account (mid-stream).

Each of these companies may conduct operations through subsidiaries of their own.

The following table provides certain information about us as of February 11, 2011:

Number of drilling rigs owned	121
Completed gross wells in which we own an interest	7,999
Number of natural gas treatment plants owned	3
Number of processing plants owned	10
Number of natural gas gathering systems owned	34

2010 SEGMENT OPERATION HIGHLIGHTS

Contract Drilling

•	Averaged 61.4 drilling rigs used during 2010, an increase of 58% over the average of 38.9 drilling rigs used during 2009.

•	Sold 11 small mechanical drilling rigs to unaffiliated third parties. These drilling rigs ranged in horse power from 650 to 1,000.

•	Successfully refurbished and upgraded 30 drilling rigs to meet the increase in customer’s horizontal drilling activity.

•	Placed into service a new 1,500 horsepower, diesel-electric drilling rig in our Rocky Mountain division.

•	Acquired a new 1,200 horsepower electric drilling rig.

•

Signed two year contracts for each of the five new 1,500 horse power drilling rigs to be deployed in the Bakken play. We are currently building these rigs, two of which will be delivered during the first quarter of 2011 and the remaining three during the third quarter of 2011.

Oil and Natural Gas

•	Attained net proved oil, natural gas liquids (NGLs) and natural gas reserves of 622.2 Bcfe, an 8% increase over end of 2009 reserves.

•	Continued to focus development activities on oil and NGLs by increasing 2010 net proved oil and NGL reserves 27% over 2009.

•	Participated in the drilling of 167 wells, an increase of 76% over the number of wells drilled during 2009.

•	Recognized favorable commodity hedge settlements of approximately $53.0 million.

•	Acquired 45,000 net leasehold acres and 10 producing oil wells located mainly in Beaver County, Oklahoma from certain unaffiliated third parties.

•	Pre-scheduled fracture stimulation services for 2011 for the wells we anticipate drilling in the Granite Wash and Marmaton plays.

Mid-Stream

•	Completed the construction of a 50.0 MMcf per day turbo-expander natural gas processing plant at its Hemphill facility in the Texas Panhandle.

•

Committed to build a 16-mile, 16" pipeline and a compressor station in Preston County, West Virginia, which will have a capacity of approximately 220 MMcf per day. Construction is scheduled to begin during the first quarter of 2011 with the system being operational by mid-2011.

•	Added an additional 21 miles of pipeline (approximately a 3% increase) and connected 52 new wells to its gathering systems.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Note 16 of our Notes to Consolidated Financial Statements in Item 8 of this report for information with respect to each of our segment’s revenues, profits or losses and total assets.

CONTRACT DRILLING

General. Our contract drilling business is conducted through Unit Drilling Company and its subsidiary Unit Texas Drilling L.L.C. Through these companies we drill onshore oil and natural gas wells for our own account as well as for a wide range of other oil and natural gas companies. Our drilling operations are mainly located in Oklahoma, Texas, Louisiana, Wyoming, Colorado, Utah, Montana and North Dakota.

The following table identifies certain information concerning our land contract drilling operations:

	Year Ended December 31,
	2010	2009	2008
Number of drilling rigs owned at end of year	121.0	130.0	132.0
Average number of drilling rigs owned during year	123.9	130.8	130.4
Average number of drilling rigs utilized	61.4	38.9	103.1
Utilization rate (1)	50%	30%	79%
Average revenue per day (2)	$14,115	$16,662	$16,498
Total footage drilled (feet in 1,000’s)	7,961	4,627	11,734
Number of wells drilled	593	409	1,028

(1)	Utilization rate is determined by dividing the average number of drilling rigs used by the average number of drilling rigs owned during the year.

(2)	Represents the total revenues from our contract drilling operations divided by the total number of days our drilling rigs were used during the year.

Description and Location of Our Drilling Rigs. An on-shore drilling rig is composed of major equipment components, such as engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers and drill pipe that are collectively unitized into an operating system commonly referred to as a drilling rig. As a result of the normal wear and tear of operating 24 hours a day, several of the major components of a drilling rig, like engines, mud pumps and drill pipe, must be replaced or rebuilt on a periodic basis. Other components, like the substructure, mast and drawworks, can be used for extended periods of time with proper maintenance. We also own additional equipment used in the operation of our drilling rigs, including top drives, skidding systems, large air compressors, trucks and other support equipment.

The maximum depth capacities of our various drilling rigs range from 5,000 to 40,000 feet. In 2010, 79 of our 121 available drilling rigs were used in drilling services.

The following table shows certain information about our drilling rigs (including their distribution) as of February 11, 2011:

Region	Contracted Rigs	Non-Contracted Rigs	Total Rigs	Average Rated Drilling Depth (ft)
Anadarko Basin Oklahoma	27	11	38	17,263
Panhandle of Texas	12	17	29	14,379
Arkoma Basin	3	3	6	13,583
East Texas, Louisiana, Gulf
Coast and South Texas	13	3	16	18,063
North Texas Barnett Shale	2	5	7	11,643
Rocky Mountains	15	10	25	18,360

Totals	72	49	121	16,397

With the downturn in drilling activity that started in the fourth quarter of 2008, we consolidated our nine operating divisions into six at the beginning of 2009 to minimize our costs. In 2010, as drilling activity in the Barnett Shale in North Texas picked up, we reactivated our North Texas division. Currently our operating divisions consist of the following: Arkoma, Gulf Coast, Mid-continent, North Texas, Panhandle, Rocky Mountain and Woodward.

2010 brought a dramatic increase in our drilling rig utilization. In the middle of 2009 our active rig count bottomed out at 28 rigs. Our active rig count at the start of 2010 was 42 rigs and utilization continued to climb to 72 active rigs to finish out 2010.

Anadarko Basin. The Anadarko Basin is a geologic feature covering approximately 50,000 square miles primarily in Central and Western Oklahoma, but also includes the upper Texas Panhandle, southwestern Kansas and southeastern Colorado region. The basin contains sedimentary deposits ranging in thickness from 2,000 feet on its northern and western flanks to 40,000 feet in its southern portion.

During 2010, our Mid-Continent and Woodward divisions averaged 17.4 and five drilling rigs operating during 2010, respectively. Part of the increased activity in this area stems from the oil and NGL interest by operators working in the Cana Woodford and Granite Wash horizontal plays.

Panhandle of Texas. During 2010, we averaged 5.7 drilling rigs operating in this division. We remain the largest drilling contractor in the combined Anadarko Basin of Oklahoma and the Texas Panhandle in terms of total rig count.

Arkoma Basin. The Arkoma Basin is another geologic feature that encompasses approximately 33,800 square miles of southeastern Oklahoma and west-central Arkansas. The Arkoma Basin holds deposits ranging in thickness from 3,000 to 20,000 feet. It contains multiple conventional gas plays as well as two of the more recent notable unconventional plays – the Woodford Shale and Fayetteville Shale.

During 2010, our Arkoma division averaged 3.5 drilling rigs operating. The Arkoma Basin has traditionally been a natural gas play. With lower natural gas commodity prices during 2010 and operators shifting their drilling emphasis to liquids, we moved two rigs from this division to our Mid-Continent and Texas Panhandle divisions for greater utilization.

East Texas, Louisiana, Gulf Coast and South Texas. Our Gulf Coast division provides drilling rigs to the onshore areas of the south Louisiana Gulf Coast and upper Texas Gulf Coast region as well as the conventional and unconventional gas plays of northwest Louisiana, East Texas and South Texas. The Gulf Coast division averaged 13.6 drilling rigs operating for the year. The Haynesville Shale play was an active area for us with six rigs working there during most of 2010. In 2010, as a result of operators searching for oil and NGL’s, a new market emerged in the Eagle Ford Shale in South Texas. We had five rigs in the Eagle Ford at year end 2010.

North Texas Barnett Shale.    North Central Texas is the home of the Barnett Shale, a tight gas bearing formation. It is touted as one of the largest natural gas fields in the U.S., and as being one of the first unconventional shale gas formations to have been unlocked by technological advances in the use of multi-stage high pressure fracturization completion processes.

Three rigs secured contracts to begin operations in the Barnett Shale in the first quarter of 2010 and ran throughout the year.

Rocky Mountains.    The Rocky Mountain area covers several states, including Colorado, Utah, Wyoming, Montana and North Dakota. This vast area has produced a number of conventional and unconventional oil and gas fields. Our drilling rig fleet in this division operated an average of 13.4 drilling rigs during 2010. We have drilling rigs operating in the Pinedale Anticline of western Wyoming, the Niobrara in southeast Wyoming, the Bakken Shale in Montana and North Dakota, as well as other areas throughout this expansive geographical area. With greater emphasis by our customers for oil prospects, in 2010 we repositioned several of our rigs to the Bakken Shale in North Dakota. We closed out 2010 with eight drilling rigs working in the Bakken Shale, including one new 1,500 horsepower drilling rig which began operations during the second quarter of 2010. As mentioned earlier, we are in the process of building five new 1,500 horsepower electric drilling rigs with skidding systems that will be deployed throughout 2011 to the Bakken Shale.

At any given time our ability to use all of our drilling rigs is dependent on a number of conditions besides demand, including the availability of qualified labor and the availability of needed drilling supplies and equipment. Not surprisingly, the impact of these various conditions tends to fluctuate with the demand for our drilling rigs. In late 2008, our utilization rate was significantly affected by the U.S. and world economic downturn. For the first nine months of 2008 our average utilization rate was 81%, by December 2008, our average utilization rate had declined to 61%. For 2009, our average utilization rate declined to 30% and for 2010, our average utilization rate increased to 50%.

The following table shows the average number of our drilling rigs working by quarter for the years indicated:

	2010	2009	2008
First quarter	50.9	52.8	100.6
Second quarter	58.1	31.6	104.5
Third quarter	65.4	34.6	110.7
Fourth quarter	70.9	36.7	96.7

Drilling Rig Fleet.    The following table summarizes the 2010 changes made to our drilling rig fleet. A more complete discussion of these changes follows the table:

Drilling rigs owned at December 31, 2009	130
Drilling rigs sold	(11)
Drilling rigs purchased	1
Drilling rigs constructed	1

Total drilling rigs owned at December 31, 2010	121

Dispositions, Acquisitions, and Construction.    During the first quarter 2009, we sold one 750 horsepower mechanical drilling rig for $3.1 million and recorded a $0.9 million gain. During the third quarter 2009, we sold a 1,000 horsepower mechanical drilling rig for $2.8 million and recorded a $1.9 million gain. During the fourth quarter 2009, we sold a 1,000 horsepower mechanical drilling rig for $2.7 million and recorded a $2.0 million gain and acquired one new 1,500 horsepower diesel electric drilling rig for $13.2 million.

During the first half of 2010, our contract drilling segment sold eight of its idle mechanical drilling rigs to an unaffiliated third party. These drilling rigs ranged in horse power from 800 to 1,000. Proceeds from the sale of those drilling rigs were $23.9 million with a gain of $5.7 million which was recorded in the first quarter 2010. The proceeds were used to refurbish and upgrade additional drilling rigs in our fleet allowing those drilling rigs to be used in horizontal drilling operations. We also placed into service in our Rocky Mountain division a 1,500 horsepower, diesel-electric drilling rig that previously had been placed on hold during 2009 by our customer.

In September 2010, we entered into a contract with an unaffiliated third-party under which we conveyed three of our idle mechanical drilling rigs and, in exchange, we received a 1,200 horsepower electric drilling rig and $5.3 million. The three drilling rigs sold ranged in horsepower from 650 to 1,000. The transaction closed in October and resulted in a gain of $3.5 million.

Recently we signed two year contracts for each of the five new 1,500 horse power drilling rigs which will be deployed in the Bakken play. We are currently building these rigs, two of which will be delivered during the first quarter of 2011 and the remaining three during the third quarter of 2011.

Historically, our contract drilling segment has experienced a greater demand for natural gas drilling as opposed to drilling for oil and NGLs. Today, with the weakened demand and price for natural gas, operators are primarily focusing on drilling for oil and NGLs. Approximately 73% of our drilling rigs working today are drilling for oil or NGLs and approximately 88% are drilling horizontal or directional wells.

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

The type of contract used determines our compensation. Contracts are generally one of three types: daywork; footage; or turnkey. Additional compensation may be acquired for special risks and unusual conditions. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our compensation is based on a negotiated rate to be paid for each day the drilling rig is used. Footage contracts usually require us to bear some of the drilling costs in addition to providing the drilling rig. We are paid on completion of the well at a negotiated rate for each foot drilled. We drilled four wells under a footage contract in 2010, one well in 2009 and none in 2008. Under turnkey contracts we drill the well to a specified depth for a set amount and provide most of the required equipment and services. We bear the risk of drilling the well to the contract depth and are paid when the contract provisions are completed.

Under turnkey contracts we may incur losses if we underestimate the costs to drill the well or if unforeseen events occur that increase our costs or result in the loss of the well. To date, we have not experienced significant losses in performing turnkey contracts. We did not have any turnkey contracts during the last three years. With the exception of the footage contracts noted above, all of our work during the last three years was under daywork contracts. Because market demand for our drilling rigs as well as the desires of our customers determine the types of contracts we use, we cannot predict when and if a part of our drilling will be conducted under footage or turnkey contracts.

The majority of our contracts are on a well-to-well basis, with the rest under term contracts. Term contracts range from six months to two years and, depending on the contract, the rates can either be fixed throughout the term or allow for periodic adjustments.

Customers.    During 2010, QEP Resources, Inc. was our largest drilling customer accounting for approximately 28% of our total contract drilling revenues. Our work for this customer was under multiple contracts and our business was not substantially dependent on any of these individual contracts. Consequently, none of these contracts were considered to be material. No other third party customer accounted for 10% or more of our contract drilling revenues. During 2010, 2009 and 2008, we drilled 75, 38 and 122 wells, respectively, or 13%, 9% and 12%, respectively, of our total wells drilled for our oil and natural gas segment.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. Depending on the timing of the drilling services performed on our properties those services may be deemed, for financial reporting purposes, to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for such services are eliminated in our income statement, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $40.1 million, $15.0 million and $65.5 million during 2010, 2009 and 2008, respectively from our contract drilling segment and eliminated the associated operating expense of $31.0 million, $13.7 and $37.6 million during 2010, 2009 and 2008, respectively, yielding $9.1 million, $1.3 million and $27.9 million during 2010, 2009 and 2008, respectively, as a reduction to the carrying value of our oil and natural gas properties.

OIL AND NATURAL GAS

General.    We began to develop our exploration and production operations in 1979 as a means of diversifying our drilling operations. Today, our wholly owned subsidiary, Unit Petroleum Company, conducts our exploration and production activities. Our producing oil and natural gas properties, undeveloped leaseholds and related assets are located mainly in Oklahoma, Texas, Louisiana, North Dakota, Colorado and Pennsylvania and, to a lesser extent, in Arkansas, New Mexico, Wyoming, Montana, Alabama, Kansas, Mississippi, Michigan, Maryland and a small portion in Canada.

When we are the operator of a property, we generally attempt to use a drilling rig owned by our contract drilling segment.

The following table presents certain information regarding our oil and natural gas operations as of December 31, 2010:

Our Divisions/Area	Number of Gross Wells	Number of Net Wells	Number of Gross Wells in Process	Number of Net Wells in Process	2010 Average Net Daily Production
					Natural Gas (Mcf)	Oil (Bbls)	NGL (Bbls)
West division (consists principally of the Rocky Mountain region, New Mexico, Western and Southern Texas and the Gulf Coast region)	3,278	538.23	6	3.39	29,989	1,997	1,717
East division (consists principally of the Appalachian region, Arkansas, East Texas, Northern Louisiana and Eastern Oklahoma)	1,146	294.62	1	0.21	38,436	37	12
Central division (consists principally of Kansas, Western Oklahoma and the Texas Panhandle)	3,560	878.06	12	5.32	43,235	2,133	2,515

Total	7,984	1,710.91	19	8.92	111,660	4,167	4,244

As of December 31, 2010, we did not have any material water floods, pressure maintenance operations, nor any other material operations that were in process.

Description and Location of Our Core Operations

West division.    Our Segno play, located primarily in Polk, Tyler and Hardin Counties, Texas, continues to grow as the company expanded its prospect area to the south by entering into a joint exploration agreement with a third party for the use of a proprietary 3-D seismic survey covering approximately 151 square miles. Under the exploration agreement, we were required to drill three Wilcox wells, which we did during 2010. One of the wells resulted in a confirmed gas discovery that started selling gas in late November at an initial rate of approximately 151 Bbls of oil per day, 310 Bbls of NGLs per day, and 3.7 MMcf per day, or an equivalent rate of approximately 6.4 MMcfe per day. The other two wells are potential gas discoveries pending further testing after the pipeline connecting the wells is finished, which should occur in late first quarter 2011. For 2010, we operated and completed 22 wells at an average working interest of 62.5% and a 77% success rate. The overall production from our Segno area for December 2010 averaged 1,141 Bbls of oil per day, 1,371 Bbls of NGLs per day and 16.6 MMcf per day, or an equivalent rate of 31.7 MMcfe per day. The average completed gross well cost was approximately $3.4 million per well for 2010 wells. For 2011, we plan to drill approximately 20 gross wells with an approximate working interest of 80% for an estimated cost of $54 million. We own approximately 57,000 gross and 48,000 net acres in the Segno play.

In the Bakken play located in North Dakota, we participated in 20 wells in 2010 with a 100% success rate at an average working interest of 11% and a total cost of approximately $18.5 million. The finding cost for the 2010 wells averaged $21.24 per barrel of oil equivalent (BOE) with a total per well cost of approximately $7.9 million, which equates to gross reserves of approximately 500,000 BOE per well. For 2011, we anticipate participating in approximately 25 gross wells with an average working interest of 15% at a total cost of approximately $30 million. We own approximately 12,750 net acres in the play and anticipate two to three rigs drilling on its North Dakota Bakken leasehold during 2011.

East division.    In Shelby County, Texas, a second horizontal Haynesville well, the KC GU #1H (59% WI) has drilled 4,000 feet of Haynesville lateral. The well was successfully fracture stimulated in late January 2011 and we anticipate first gas sales by the end of February 2011. We expect to drill one to three horizontal Haynesville wells in Shelby County. In Harrison County, Texas, the Double K #1H (33% WI) had first gas sales in late September from the Cotton Valley sand at initial rates of approximately 8.8 MMcf per day and 127 Bbls of oil per day with 2,120 pounds flowing tubing pressure. The lateral length was 4,000 feet and the well was fracture stimulated in 10 stages and 2.3 million pounds of sand. An offset is currently drilling and we anticipate participating in one to two additional wells in 2011.

In the Marcellus play located in Somerset County, Pennsylvania, there were no new wells drilled in 2010 and we don’t plan on drilling any new wells in 2011. The current plan is to delay drilling activity until the gas prices improve.

Central division.    During 2010 in our Marmaton horizontal oil play located in Beaver County, Oklahoma, we drilled 19 horizontal Marmaton wells with an average working interest of 92% and participated in one outside operated horizontal Marmaton well with a 50% working interest. Completion of many of these wells was delayed until the beginning of the fourth quarter due to the unavailability of third party fracturing services. Early in the fourth quarter, we were able to obtain the needed fracturing services and by year end 2010, had successfully fracture stimulated 11 of the 20 wells, and subsequently had first oil sales on 10 of these wells in late 2010. The initial 30-day average production rate for the 10 wells ranged from 80 BOE per day to 480 BOE per day with an average rate of 230 BOE per day. The average ultimate recovery for each of the 10 completed wells is estimated to be 130,000 BOE at an average completed well cost of approximately $2.8 million. The current cost to drill and complete new wells is estimated at $2.5 million. We have secured frac dates for 2011, which should catch up the wells waiting to be fracture stimulated as well as the new wells that will be drilled. For 2011, we anticipate running a two drilling rig program in this play that should result in 30 to 35 gross wells at an approximate net cost of $52 million. We currently have leases on approximately 60,000 net acres in this play.

In our Granite Wash (GW) play located in the Texas Panhandle, we drilled and operated 12 horizontal wells with an average working interest of 73% and four vertical wells with an average working interest of 87%. In addition, we participated in 10 outside operated GW horizontal wells, with an average working interest of approximately 12%, located in the Texas Panhandle and Western Oklahoma. Focusing on the operated horizontal wells, 10 of the 12 completed wells had first oil and gas sales during 2010, consisting of one well in each of the first three quarters and seven wells during the fourth quarter. The GW laterals completed in 2010 include three GW “A”, six GW “B”, one GW “C1” and two GW “F” zones. In 2009, we also completed a well in the GW “C”. This brings the total GW zones that have been successfully completed on our leasehold to five and the plan is to test a sixth zone in the GW “D” zone in 2011. Highlights from the completed 2010 wells include an 83% working interest in a GW “B” zone completion with an initial daily peak rate of 1,135 Bbls of oil per day, 662 Bbls of NGLs per day and 6.2 MMcf per day or an equivalent daily rate of approximately 17 MMcfe per day and a 30 day average daily rate of 14.3 MMcfe per day. The first GW “F” zone completion (100% working interest) had a peak daily rate of 329 Bbls of oil per day, 366 Bbls of NGLs per day, and 3.4 MMcf per day, or an equivalent rate of approximately 7.6 MMcfe per day and a 30 day average rate of 5.8 MMcfe per day. The average daily peak rate for the 2010 completed wells was approximately 8.0 MMcfe per day with oil and liquids accounting for approximately 50% of the production stream at a completed well cost of approximately $5.1 million. We expect to work three to four Unit drilling rigs drilling Granite Wash horizontal wells in 2011 which equates to approximately 22 operated GW wells at an approximate net cost of $82 million. In addition, we anticipate we will participate in approximately 16 outside operated horizontal wells at an approximate net cost of $14 million.

Dispositions and Acquisitions.    There were no material dispositions during 2010 or 2009. During 2008 and 2009, we acquired interests in approximately 60,000 net undeveloped acres in the Marcellus Shale Play, located mainly in Pennsylvania and Maryland for approximately $43.6 million.

In July 2009, we received $7.1 million and approximately 1,500 net undeveloped acres, representing payment for our 50% interest in 4,000 gross undeveloped acres and reimbursement for costs we paid on their behalf. On September 30, 2009, per our agreement with certain unaffiliated third parties, we were paid approximately $14.9 million for our 50% interest in approximately 18,000 gross undeveloped acres of the Marcellus Shale and $26.1 million for a receivable due from those third parties for their 50% share of the costs we paid on their behalf to acquire the acreage. The sales proceeds reduced undeveloped leasehold and no gain or loss was recorded on this sale. We now have an interest in approximately 50,500 net undeveloped acres.

In June 2010, we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties for approximately $73.7 million in cash. The properties purchased included approximately 45,000 net leasehold acres and 10 producing oil wells and focused on the Marmaton horizontal oil play located mainly in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 10 acquired producing wells is approximately 762,000 BOE — consisting of 511,000 barrels of oil, 155,000 barrels of NGLs and 573 MMcf of natural gas.

Also during the second quarter of 2010, we completed an acquisition of approximately 32,000 net acres of undeveloped oil and gas leasehold located in Southwest Oklahoma and North Texas for approximately $17.6 million.

Well and Leasehold Data.    The following tables identify certain information regarding our oil and natural gas exploratory and development drilling operations:

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Wells drilled:
Exploratory:
Oil:
West division	3	1.41	2	0.28	2	0.95
East division	0	0	0	0	0	0
Central division	1	1.00	0	0	1	0.50

Total oil	4	2.41	2	0.28	3	1.45

Natural gas:
West division	4	4.00	3	2.50	3	2.80
East division	0	0	0	0	0	0
Central division	1	0.05	0	0	2	1.38

Total natural gas	5	4.05	3	2.50	5	4.18

Dry:
West division	5	4.12	3	2.10	7	2.60
East division	0	0	0	0	0	0
Central division	0	0	0	0	0	0

Total dry	5	4.12	3	2.10	7	2.60

Total exploratory	14	10.58	8	4.88	15	8.23

Development:
Oil:
West division	25	4.69	14	3.54	30	9.04
East division	0	0	0	0	0	0
Central division	43	25.90	6	1.80	25	17.58

Total oil	68	30.59	20	5.34	55	26.62

Natural gas:
West division	13	10.85	1	1.00	19	11.36
East division	19	11.47	35	16.96	86	33.51
Central division	42	18.22	28	12.77	77	40.61

Total natural gas	74	40.54	64	30.73	182	85.48

Dry:
West division	4	1.51	1	0.80	9	5.26
East division	1	0.36	1	0.16	2	0.41
Central division	6	3.94	1	0.60	15	8.31

Total dry	11	5.81	3	1.56	26	13.98

Total development	153	76.94	87	37.63	263	126.08

Total wells drilled	167	87.52	95	42.51	278	134.31

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Wells producing or capable of producing:
Oil:
West division	2,052	178.85	2,051	178.85	2,051	177.68
East division	52	2.58	52	2.75	52	2.59
Central division	552	234.05	552	227.73	562	238.00

Total oil	2,656	415.48	2,655	409.33	2,665	418.27

Natural gas:
West division	1,167	324.33	1,128	314.37	1,113	308.43
East division	1,086	290.04	1,052	266.04	1,025	251.18
Central division	2,927	611.05	2,868	580.57	2,877	592.23

Total natural gas	5,180	1,225.42	5,048	1,160.98	5,015	1,151.84

Total	7,836	1,640.90	7,703	1,570.31	7,680	1,570.11

As of February 11, 2011, we had participated in 14 gross (10.13 net) wells started during 2011.

Cost incurred for development drilling includes $84.6 million, $24.5 million and $89.4 million in 2010, 2009 and 2008, respectively, to develop booked proved undeveloped oil and natural gas reserves.

The following table summarizes our leasehold acreage at December 31, 2010:

	Year Ended December 31, 2010
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net (1)	Gross	Net
West division	299,268	94,739	278,565	160,561	577,833	255,300
East division	190,073	61,478	241,389	72,263	431,462	133,741
Central division	603,934	182,677	211,316	123,524	815,250	306,201

Total	1,093,275	338,894	731,270	356,348	1,824,545	695,242

(1)	Approximately 70% (West – 45%, East – 89% and Central – 91%) of the net undeveloped acres are covered by leases that will expire in the years 2011—2013 unless drilling or production extends the terms of those leases.

The future estimated development costs necessary to develop our proved undeveloped oil and natural gas reserves in the United States for the years 2011—2015, as disclosed in our December 31, 2010 oil and natural gas reserve report, are $102.6 million, $107.7 million, $25.4 million, $20.1 million and $5.6 million, respectively.

Price and Production Data.    The following table identifies the average sales price, oil, NGLs and natural gas production volumes and average production cost per equivalent Mcf for our oil, NGLs and natural gas production for the years indicated:

	Year Ended December 31,
	2010	2009	2008
Average sales price per barrel of oil produced:
Price before hedging	$76.65	$56.64	$98.02
Effect of hedging	(7.13)	(0.31)	(4.15)

Price including hedging	$69.52	$56.33	$93.87

Average sales price per barrel of NGLs produced:
Price before hedging	$36.96	$25.66	$47.38
Effect of hedging	0.08	(2.85)	0.04

Price including hedging	$37.04	$22.81	$47.42

Average sales price per Mcf of natural gas produced:
Price before hedging	$4.05	$3.26	$7.53
Effect of hedging	1.57	2.33	0.09

Price including hedging	$5.62	$5.59	$7.62

	Year Ended December 31,
	2010	2009	2008
Oil production (MBbls):
West division	729	648	654
East division	14	13	14
Central division:
Mendota field	149	138	127
All other central division fields	629	487	466

Total central division	778	625	593

Total oil production (MBbls)	1,521	1,286	1,261

NGL production (MBbls):
West division	627	699	729
East division	4	5	4
Central division:
Mendota field	494	475	375
All other central division fields	424	309	280

Total central division	918	784	655

Total NGL production (MBbls)	1,549	1,488	1,388

Natural gas production (MMcf):
West division	10,946	12,395	14,554
East division	14,029	14,639	16,053
Central division:
Mendota field	4,050	4,227	3,402
All other central division fields	11,731	12,802	13,464

Total central division	15,781	17,029	16,866

Total natural gas production (MMcf)	40,756	44,063	47,473

Total production (MMcfe):
West division	19,079	20,474	22,852
East division	14,137	14,749	16,162
Central division:
Mendota field	7,910	7,906	6,412
All other central division fields	18,050	17,580	17,942

Total central division	25,960	25,486	24,354

Total production (MMcfe)	59,176	60,709	63,368

Average production cost per equivalent Mcf	$1.54	$1.45	$1.86

Our Mendota field is the only field that contains greater than 15% or more of our total proved reserves expressed on an oil equivalent barrels basis.

Oil, NGL and Natural Gas Reserves.    The following table identifies our estimated proved developed and undeveloped oil, NGLs and natural gas reserves:

	Year Ended December 31, 2010
	Natural Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Total Proved Reserves (MMcfe)
Proved developed:
West division	71,941	4,634	4,011	123,814
East division	121,937	58	36	122,500
Central division	153,050	8,081	8,041	249,780

Total proved developed	346,928	12,773	12,088	496,094

Proved undeveloped:
West division	5,966	2,313	84	20,345
East division	13,434	0	0	13,433
Central division	54,158	2,408	3,945	92,280

Total proved undeveloped	73,558	4,721	4,029	126,058

Total proved	420,486	17,494	16,117	622,152

Oil, NGLs and natural gas reserves cannot be measured exactly. Estimates of oil, NGLs and natural gas reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. We use Ryder Scott Company L.P. (Ryder Scott), independent petroleum consultants, to audit our reserves as prepared by our reservoir engineers. Ryder Scott has been providing petroleum consulting services throughout the world for over seventy years, their summary report is attached as Exhibit 99.1 to this Form 10-K. The wells or locations for which estimates of reserves were audited were reserves that comprised the top 83% of the total proved developed discounted future net income and 80% of the total proved undeveloped discounted future net income based on the unescalated pricing policy of the SEC as taken from reserve and income projections prepared by us as of December 31, 2010.

Our Reservoir Engineering department is responsible for reserve determination for all wells in which we have an interest. Their primary objective is to estimate our future reserves and their future net value to us. Data is incorporated from multiple sources including geological, production engineering, marketing, production, land and accounting departments. The engineers are responsible for reviewing this information for accuracy as it incorporated into the reservoir engineering database and the internal audit group has a checklist of review tasks to confirm the correctness of data transfer. New well reserve estimates are provided to management as well as the respective operational divisions for additional scrutiny. Major reserve changes on existing wells are reviewed on a regular basis with the operational divisions to confirm correctness and accuracy. As the external audit is being completed by Ryder Scott, the reservoir department performs a final review of all properties for accuracy of forecasting.

Technical Qualifications

Ryder Scott – Mr. Fred P. Richoux is the technical person designated to be in responsible charge on behalf of Ryder Scott for our audit of reserves.

Mr. Richoux, an employee of Ryder Scott Company L.P. (Ryder Scott) since 1978, is the Executive Vice President and member of the Board of Directors at Ryder Scott Company. He is responsible for coordinating and supervising staff and consulting engineers of the company in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Richoux served in a number of engineering positions with Phillips Petroleum Company. For more information regarding Mr. Richoux’s geographic and job specific experience, please refer to the Ryder Scott Company website at http://www.ryderscott.com/Experience/Employees.

Mr. Richoux earned a Bachelor of Science degree in Electrical Engineering from the University of Louisiana at Lafayette and is a registered Professional Engineer in the State of Texas and the Province of Alberta. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of 15 hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Richoux fulfills. As part as his 2010 continuing education hours, Mr. Richoux attended nine hours of formalized training relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. Mr. Richoux attended an additional 26 hours of formalized in-house training as well as six hours of formalized external training covering such topics as the SPE/WPC/AAPG/SPEE Petroleum Resources Management System, reservoir engineering, geosciences and petroleum economics evaluation methods, procedures and software and ethics for consultants. Mr. Richoux also served as instructor for a full day course on reserve evaluations under SEC and PRMS guidelines. This course was presented five times. He also served as the technical presenter in a webinar related to the new SEC guidance on reserve evaluations.

Based on his educational background, professional training and more than 40 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Richoux has attained the professional qualifications as a Reserve Estimator [requires appropriate degree and/or is registered as Professional Engineer and has a minimum of three years experience in the estimation and evaluation of reserves] and Reserve Auditor [requires appropriate degree and/or is registered as Professional Engineer and has a minimum of 10 years experience in the estimation and evaluation of reserves of which at least five years of such experience is being in responsible charge of the estimation and evaluation of reserves] set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007.

Unit Corporation – Responsibility for overseeing the preparation of Unit’s reserve report is shared by reservoir engineers Trenton Mitchell and Robert Lyon.

Mr. Mitchell earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1994. He has been an employee of Unit since 2002. Initially, he was the Outside Operated Engineer and since 2003 he has served in the capacity of Reservoir Engineer and in 2010 he was promoted to Manager of Reservoir Engineering. Before joining Unit, he served in a number of engineering field and technical support positions with Schlumberger Well Services in their pumping services segment (formerly Dowell Schlumberger). He obtained his Professional Engineer registration from the State of Oklahoma in 2004 and has been a member of SPE since 1991.

Mr. Lyon received a Bachelor of Science degree in Petroleum Engineering from the University of Tulsa in 1972 and has spent 32 of his 39 years in the industry directly involved in reserve calculation work. Included in this time were 15 years working for petroleum consulting firms Raymond F. Kravis and Associates and Southmayd and Associates performing independent reserve appraisals and audits for corporations and individuals. He joined Unit in 1996 and has shared responsibility for preparation of the company’s reserve report since that time. Mr. Lyon is a registered professional engineer in the State of Oklahoma and a member of the Society of Petroleum Engineers.

As part of the continuing education requirement for maintaining their professional licenses Mr. Mitchell and Mr. Lyon have attended various seminars and forums to enhance their understanding of the recent changes that have occurred in SEC rules pertaining to reserves presentation. These forums have included those sponsored by various professional societies and professional service firms including Ryder Scott.

Definitions and Other. Proved oil, NGLs and natural gas reserves, as defined in SEC Rule 4-10(a), are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Proved Undeveloped Reserves.    As of December 31, 2010, we had approximately 142 gross proved undeveloped wells (PUDs) all of which we have plans to develop within the next five years for a net cost of approximately $261.4 million. We do not have any aged PUDs (PUDs greater than five years). During 2010, we converted 35 PUDs into proved developed wells (PDPs) at a cost of approximately $84.6 million.

Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2010, 2009, and 2008, the changes in quantities and standardized measure of such reserves for the three years then ended, are shown in the Supplemental Oil and Gas Disclosures included in Item 8 of this report.

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

Customers.    During 2010, we did not have a third party purchaser that accounted for 10% or more of our oil and natural gas revenues, the top five third party purchasers accounted for approximately 34% of our oil and natural gas revenues. During 2010, our mid-stream segment purchased $42.4 million of our natural gas and NGLs production and provided gathering and transportation services of $4.4 million. Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas segment has been eliminated in our consolidated financial statements. In 2009 and 2008, we eliminated intercompany revenues of $33.9 million and $56.3 million, respectively, attributable to the production of natural gas and NGLs as well as gathering and transportation services.

MID-STREAM

General.    Superior Pipeline Company L.L.C. is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates three natural gas treatment plants, 10 operating processing plants, 34 active gathering systems and 860 miles of pipeline. Superior and its subsidiary operate in Oklahoma, Texas, Kansas, Pennsylvania and West Virginia.

The following table presents certain information regarding our mid-stream segment for the years indicated:

	Year Ended December 31,
	2010	2009	2008
Gas gathered—MMBtu/day	183,867	183,989	197,367
Gas processed—MMBtu/day	82,175	75,908	67,796
NGLs sold—gallons/day	271,360	243,492	195,837

Dispositions and Acquisitions.    This segment did not have any significant dispositions or acquisitions during 2010 or 2009.

Contracts.    Our mid-stream segment provides its customers with a full range of gathering, processing and treating services. These services are usually provided to each customer under long-term contracts (more than one year), but we do have some short-term contracts as well. Our customer agreements include the following types of contracts:

•

Fee-Based Contracts.    These contracts provide for a set fee for gathering and transporting raw natural gas. Our mid-stream’s revenue is a function of the volume of natural gas that is gathered or transported and is not directly dependent on the value of the natural gas. For the year ended December 31, 2010, 51% of our mid-stream segment’s total volumes and 15% of operating margins (as defined below) were under fee-based contracts.

•

Percent of Proceeds Contracts (POP).    These contracts provide for our mid-stream segment to retain a negotiated percentage of the sale proceeds from residue natural gas and NGL’s it gathers and processes, with the remainder being remitted to the producer. In this arrangement, Superior and the producers are directly dependent on the volume of the commodity and its value; Superior owns a percentage of that commodity and is directly subject to fluctuations in its market value. For the year ended December 31, 2010, 33% of our mid-stream segment’s total volumes and 38% of operating margins (as defined below) were under POP contracts.

•

Percent of Index Contracts (POI).    Under these contracts our mid-stream’s segment, as the processor, purchases raw well-head natural gas from the producer at a stipulated index price and, after processing the natural gas, sells the processed residual gas and the produced NGL’s to third parties. Our mid-stream segment is subject to the economic risk (processing margin risk) that the aggregate proceeds from the sale of the processed natural gas and the NGL’s could be less than the amount paid for the unprocessed natural gas. For the year ended December 31, 2010, 16% of our mid-stream segment’s total volumes and 47% of operating margins (as defined below) were under POI contracts.

For the above contracts, operating margin is defined as total operating revenues less operating expenses and does not include depreciation and amortization, general and administrative expenses, interest expense or income taxes.

Customers.    During 2010, ONEOK, Gavilon and ConocoPhillips accounted for approximately 53%, 12% and 12%, respectively, of our mid-stream revenues. We believe that if we lost one or more of these three identified customers, that there are other customers available to purchase our gas and liquids.

VOLATILE NATURE OF OUR BUSINESS

The prevailing prices for oil, NGLs and natural gas significantly affect our revenues, operating results, cash flow as well as our ability to grow our operations. Historically, oil, NGLs and natural gas prices have been volatile, and we expect them to continue to be so. The following table shows for each of the periods indicated the highest and lowest average prices our oil and natural gas segment received for its sales of oil, NGLs and natural gas without taking into account the effect of our hedging activity:

	Oil Price per Bbl		NGL Price per Bbl		Natural Gas Price per Mcf
Quarter	High	Low	High	Low	High	Low
2010:
Fourth	$85.37	$78.20	$43.34	$38.01	$4.00	$2.87
Third	$72.69	$72.23	$33.05	$29.15	$4.43	$3.12
Second	$81.18	$71.19	$36.20	$31.29	$3.99	$3.37
First	$78.08	$73.83	$43.39	$41.50	$5.57	$4.47
2009:
Fourth	$75.11	$71.76	$43.22	$31.12	$4.38	$3.35
Third	$67.62	$60.69	$27.38	$21.38	$3.30	$2.37
Second	$66.48	$39.93	$27.30	$21.34	$2.90	$2.59
First	$42.26	$34.75	$19.95	$17.89	$4.67	$2.45
2008:
Fourth	$75.09	$39.22	$29.27	$24.36	$4.76	$4.25
Third	$131.75	$102.26	$70.22	$54.14	$11.51	$5.39
Second	$134.81	$109.78	$60.98	$50.82	$10.68	$8.70
First	$102.74	$91.14	$54.43	$45.91	$8.33	$6.59

Prices for oil, NGLs and natural gas are subject to wide fluctuations in response to relatively minor changes in the actual or perceived supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	political conditions in oil producing regions, including the Middle East, Nigeria and Venezuela;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	demand for oil and natural gas from developing nations including China and India;

•	the price of foreign imports;

•	imports of liquefied natural gas;

•	actions of governmental authorities;

•	the domestic and foreign supply of oil, NGLs and natural gas;

•	the level of consumer demand;

•	United States storage levels of natural gas;

•	the ability to transport natural gas or oil to key markets;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability and acceptance of alternative fuels;

•	the time period associated with the volatility in commodity prices; and

•	overall economic conditions in the United States as well as the world.

These factors and the volatile nature of the energy markets make it impossible to predict the future prices of oil, NGLs and natural gas. You are encouraged to read the Risk Factors discussed in Item 1A of this report for additional risks that can impact our operations.

Our contract drilling operations are dependent on the level of demand in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect demand. Because oil and natural gas prices are volatile, the level of demand for our services can also be volatile. Both demand for our drilling rigs and dayrates steadily declined throughout 2009. This was followed by a gradual increase in activity (as well as dayrates) during 2010.

Our mid-stream operations provide us greater flexibility in delivering our (and other parties) natural gas and NGLs from the wellhead to major natural gas pipelines. Margins received for the delivery of these natural gas and NGLs are dependent on the price for oil, natural gas and natural gas liquids and the demand for natural gas and NGLs in our area of operations. If the price of NGLs falls without a corresponding decrease in the cost of natural gas, it may become uneconomical to us to extract certain NGLs. The volumes of natural gas and NGLs processed are highly dependent on the volume and Btu content of the natural gas and NGLs gathered.

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

Our mid-stream segment competes with purchasers and gatherers of all types and sizes, including those affiliated with various producers, other major pipeline companies, as well as independent gatherers for the right to purchase natural gas and NGLs, build gathering systems and deliver the natural gas and NGLs once the gathering systems are established. The principal elements of competition include the rates, terms and availability of services, reputation and the flexibility and reliability of service.

During 2009, competition to keep and attract qualified employees to conduct our operations did not materially affect us due to the depressed conditions within our operations. With the increase in our segment’s operations over last year’s levels, competition to keep qualified labor has increased and our operations beyond fourth quarter 2010 levels could be hampered by limited availability of personnel.

OIL AND NATURAL GAS PROGRAMS AND CONFLICTS OF INTEREST

Unit Petroleum Company serves as the general partner of 16 oil and gas limited partnerships. Three of these partnerships were formed for investment by third parties and 13 (the employee partnerships) were formed to allow our employees and directors the opportunity to participate with Unit Petroleum Company in its operations. The partnerships formed for use in connection with third party investments were formed in 1984 and 1986. One employee partnership has been formed each year beginning with 1984.

The employee partnerships formed in 1984 through 1999 have been combined into a single consolidated partnership. The employee partnerships each have a set annual percentage (ranging from 1% to 15%) of our interest that the partnership acquires in most of the oil and natural gas wells we drill or acquire for our own account during the year in which the partnership was formed. The total interest the participants have in our oil and natural gas wells by participating in these partnerships does not exceed one percent of our interest in the wells.

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

EMPLOYEES

As of February 11, 2011, we had approximately 1,888 employees in our contract drilling segment, 181 employees in our oil and natural gas segment, 88 employees in our mid-stream segment and 102 in our general corporate area. None of our employees are members of a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

GOVERNMENTAL REGULATIONS

Our business depends on the demand for services from the oil and natural gas exploration and development industry, and therefore our business can be affected by political developments and changes in laws and regulations that control or curtail drilling for oil and natural gas for economic, environmental or other policy reasons.

Various state and federal regulations affect the production and sale of oil and natural gas. All states in which we conduct activities impose varying restrictions on the drilling, production, transportation and sale of oil and natural gas.

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

Our sales of natural gas will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes are intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the subsequent individual pipeline restructuring proceedings of the early to mid-1990s, interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to certain aspects of intrastate commerce.

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

As a result of these changes, independent sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counter parties. We believe these changes generally have improved the access to markets for natural gas while, at the same time, substantially increasing competition in the natural gas marketplace. However, we cannot predict what new or different regulations the FERC and other regulatory agencies may adopt or what effect subsequent regulations may have on production and marketing of natural gas from our properties.

Although in the past Congress has been very active in the area of natural gas regulation as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the natural gas industry. Thus, in addition to “first sales” deregulation, Congress also repealed incremental pricing requirements and natural gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, these proposals might have on the production and marketing of natural gas by us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue or what the ultimate effect will be on the production and marketing of natural gas by us cannot be predicted.

Our sales of oil and natural gas liquids currently are not regulated and are at market prices. The prices received from the sale of these products are affected by the cost of transporting these products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments could result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC will examine the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry and make any necessary adjustment in the index to be used during the ensuing five years. We are not able to predict with certainty what effect, if any, the periodic review of the index by the FERC will have on us.

Federal, state, and local agencies also have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Oklahoma, Texas and other states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with those laws.

Our operations are subject to increasingly stringent federal, state and local laws and regulations governing protection of the environment. These laws and regulations may require acquisition of permits before certain of our operations may be commenced and may restrict the types, quantities and concentrations of various substances that can be released into the environment. Planning and implementation of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids, and other substances may subject us to penalties and cleanup requirements. Handling, storage and disposal of both hazardous and non-hazardous wastes are subject to regulatory requirements.

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

In 2007, the United States Supreme Court in Massachusetts, et al. v. EPA, held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act if it represents a health hazard to the public. On December 7, 2009, the U.S. Environmental Protection Agency (“EPA”) responded to the Massachusetts, et al. v. EPA decision and issued a finding that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change.

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

The EPA, has commenced a study of the potential environmental impacts of hydraulic fracturing, including the impact on drinking water sources and public health, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states, as well as municipalities and other local governmental entities in some states, have and others are considering adopting regulations and ordinances that could restrict or ban hydraulic fracturing in certain circumstances. Any new laws, regulation or permitting requirements regarding hydraulic fracturing could lead to operational delay, or increased operating costs or third party or governmental claims, and could result in additional burdens that could serve to delay or limit the drilling services we provide to third parties whose drilling operations could be impacted by these regulations or increase our costs of compliance and doing business as well as delay the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

We do not know and cannot predict whether any of the proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulations that may be adopted to address greenhouse gas emissions and/or hydraulic fracturing would impact our business segments. Depending on the final provisions of such legislation, rules or ordinances, it is possible that such future laws,regulations and/or ordinances could result in increasing our compliance costs or additional operating restrictions as well as those of our customers. It is also possible that such future developments could curtail the demand for fossil fuels which could adversely affect the demand for our services, which in turn could adversely affect our future results of operations. Likewise we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.

Compliance with applicable environmental requirements has not, to date, had a material effect on the cost of our operations, earnings or competitive position. However, as noted above in connection with our discussion of the regulation of greenhouse gases and hydraulic fracturing, compliance with amended, new or more stringent requirements of existing environmental regulations or requirements may cause us to incur additional costs or subject us to liabilities that may have a material adverse effect on our results of operations and financial condition.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Revenues from our Canadian operations during the last three fiscal years, as well as information relating to long-lived assets attributable to those operations are immaterial. We have no other international operations.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in this report and in the documents we incorporate by reference;

•	general economic, market or business conditions;

•	the nature or lack of business opportunities that we pursue;

•	demand for our land drilling services;

•	changes in laws or regulations;

•	the time period associated with decreases in commodity prices; and

•	other factors, most of which are beyond our control.

You should not place undue reliance on any of these forward-looking statements. Except as required by law, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

In order to help provide you with a more thorough understanding of the possible effects of some of these influences on any forward-looking statements made by us, the following discussion outlines some (but not all) of the factors that could in the future cause our 2011 and following consolidated results to differ materially from those that may be presented in any forward-looking statement made by us or on our behalf.

Drilling Customer Demand.    With the exception of the drilling we do for our own account, the demand for our drilling services depends entirely on the needs of third parties. Based on past history, these parties’ requirements are subject to a number of factors, independent of any subjective factors that directly impact the demand for our drilling rigs, including the availability of funds to carry out their drilling operations. For many of these parties, even if they have available funds, their decision to spend those funds is often based on the then current price for oil, NGLs and natural gas. Other factors that affect our ability to work our drilling rigs are: the weather which, under certain circumstances, can delay or even cause the abandonment of a project by an operator; the competition we face in securing the award of drilling contracts; our lack of prior history in and recognition in a new market area; and the availability of labor to operate our drilling rigs.

Oil, NGLs and Natural Gas Prices.    The prices we receive for our oil, NGLs and natural gas production have a direct impact on our revenues, profitability and cash flow as well as our ability to meet our projected financial and operational goals. The prices for oil, NGLs and natural gas are determined on a number of factors beyond our control, including:

•	the demand for oil, NGLs and natural gas;

•	current weather conditions in the continental United States (which can greatly influence the demand and prices for natural gas at any given time);

•	the amount and timing of liquid natural gas imports; and

•

the ability of current distribution systems in the United States to effectively meet the demand for oil, NGLs and natural gas at any given time, particularly in times of peak demand which may result because of adverse weather conditions.

Oil prices are extremely sensitive to foreign influences based on political, social or economic underpinnings, any one of which could have an immediate and significant effect on the price and supply of oil. In addition, prices of oil, NGLs and natural gas have been at various times influenced by trading on the commodities markets. That trading, at times, has tended to increase the volatility associated with these prices resulting in large differences in prices even on a week-to-week and month-to-month basis. All of these factors, especially when coupled with the fact that much of our product prices are determined on a daily basis, can, and at times do, lead to wide fluctuations in the prices we receive.

Based on our 2010 production, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of hedging, would result in a corresponding $319,000 per month ($3.8 million annualized)

change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $119,000 per month ($1.4 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of hedging, would have a $122,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow. During 2010, substantially all of our oil, NGLs and natural gas volumes were sold at market responsive prices. To help manage our cash flow and capital expenditure requirements, we hedged approximately 60%, 8% and 69% of our 2010 average daily production for oil, NGLs and natural gas, respectively.

In order to reduce our exposure to short-term fluctuations in the price of oil, NGLs and natural gas, we sometimes enter into hedging arrangements such as swaps and collars. To date, our hedging arrangements have only applied to part of our production which provides price protection against declines in oil, NGLs and natural gas prices on only the production subject to our hedges. Should market prices for the production we have hedged exceed the prices due under our hedges, our hedging arrangements then expose us to risk of financial loss and limit the benefit to us of those increases in market prices. A more thorough discussion of our hedging arrangements is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report contained in Item 7.

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

The information regarding discounted future net cash flows included in this report is not necessarily the current market value of the estimated oil, NGLs and natural gas reserves attributable to our properties. Starting December 31, 2009, companies using full cost accounting moved from using the commodity prices existing on the last day of the period to that of the unweighted arithmetic average of the commodity prices existing on the first day of each of the 12 months before the end of the reporting period to calculate discounted future revenues, unless prices were otherwise determined under contractual arrangements. Actual future prices and costs may be materially higher or lower. Actual future net cash flows are also affected, in part, by the following factors:

•	the amount and timing of oil, NGLs and natural gas production;

•	supply and demand for oil, NGLs and natural gas;

•	increases or decreases in consumption; and

•	changes in governmental regulations or taxation.

In addition, the 10% discount factor, required by the SEC for use in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and the risks associated with our operations or the oil and natural gas industry in general.

We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. As of December 31, 2010, application of this “ceiling test” generally requires pricing future revenue at the unescalated 12-month average price and requires a write-down for accounting purposes if we exceed the ceiling, even if prices are depressed for only a short period of time. Prior to 2009, the price was based on the single-day period-end price. The revision to the 12-month average price was made to reduce the affect of short-term volatility and seasonality that previously occurred with single-day pricing. Using the 12-month average may or may not result in write-downs that would have been required had the single-day period-end price been used. We may be required to write down the carrying value of our oil and natural gas properties when oil, NGLs and natural gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings but would not impact our cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible.

As a result of these ceiling test rules, we recorded a non-cash ceiling test write down of $282.0 million pre-tax ($175.5 million, net of tax) during the year ended December 31, 2008 as well as a non-cash ceiling test write down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter ended March 31, 2009. No ceiling test write down was necessary during 2010.

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

Debt and Bank Borrowing.    We have incurred and currently expect to continue to incur substantial working capital expenditures because of the growth in our operations. Historically, we have funded our working capital needs through a combination of internally generated cash flow and borrowings under our bank credit facility. We have also, from time to time, obtained funds through equity financing. We currently have, and will continue to have, a certain amount of indebtedness. At December 31, 2010, our outstanding long-term debt was $163.0 million.

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

Remaining Term	Amount	Fixed Rate	Floating Rate
January 2011– May 2012	$15,000,000	4.53%	3 month LIBOR
January 2011– May 2012	$15,000,000	4.16%	3 month LIBOR

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

If demand for oil, NGLs and natural gas is reduced, our ability to market as well as produce our oil, NGLs and natural gas may be negatively affected.

Historically, oil, NGLs and gas prices have been extremely volatile, with significant increases and significant price drops being experienced from time to time. In the future, various factors beyond our control will have a significant effect on oil, NGLs and gas prices. Such factors include, among other things, the domestic and foreign supply of oil, NGLs and gas, the price of foreign imports, the levels of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity and changes in existing and proposed federal regulation and price controls.

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

Commercial-credit market disruptions may result in tight credit markets in the United States. Liquidity in the global-credit markets can be severely contracted by market disruptions making terms for certain financings less attractive, and in certain cases, result in the unavailability of certain types of financing. As a result of credit-market turmoil, we may not be able to obtain debt financing, or refinance existing indebtedness on favorable terms, which could affect operations and financial performance.

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

Prices for oil, NGLs and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include:

•	political conditions in oil producing regions, including the Middle East, Nigeria and Venezuela;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on prices and their ability to maintain production quotas;

•	the price of foreign oil imports;

•	imports of liquefied natural gas;

•	actions of governmental authorities;

•	the domestic and foreign supply of oil, NGLs and natural gas;

•	the level of consumer demand;

•	U.S. storage levels of natural gas;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability and acceptance of alternative fuels; and

•	overall economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil, NGLs and natural gas.

Our contract drilling operations depend on levels of activity in the oil, NGLs and natural gas exploration and production industry.

Our contract drilling operations depend on the level of activity in oil, NGLs and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil, NGLs and natural gas prices affect the level of that activity. Because oil, NGLs and natural gas prices are volatile, the level of exploration and production activity can also be volatile. Any decrease from current oil, NGLs and natural gas prices would depress the level of exploration and production activity. This, in turn, would likely result in a decline in the demand for our drilling services and would have an adverse effect on our contract drilling revenues, cash flows and profitability. As a result, the future demand for our drilling services is uncertain.

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

We have experienced and may continue to experience substantial working capital needs in the growth of our operations. On February 11, 2011, our outstanding long-term debt was $170.0 million. Our level of indebtedness, the cash flow needed to satisfy our indebtedness and the covenants governing our indebtedness could:

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

In general, production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, resulting eventually in a decrease in oil and natural gas production and lower revenues and cash flow from operations. Historically, we have succeeded in increasing reserves after taking production into account through exploration and development. We have conducted these activities on our existing oil and natural gas properties as well as on newly acquired properties. We may not be able to continue to replace reserves from these activities at acceptable costs. Lower prices of oil, NGLs and natural gas may further limit the kinds of reserves that can economically be developed. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.

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

Exploration and development involve numerous risks that may result in dry holes, the failure to produce oil, NGLs and natural gas in commercial quantities and the inability to fully produce discovered reserves. The cost of drilling, completing and operating wells is substantial and uncertain. Numerous factors beyond our control may cause the curtailment, delay or cancellation of drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	capacity of pipeline systems;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs or delivery crews and the delivery of equipment.

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

Our mid-stream operations involve numerous risks, both financial and operational. The cost of developing gathering systems and processing plants is substantial and our ability to recoup these costs is uncertain. Our operations may be curtailed, delayed or cancelled as a result of many things beyond our control, including:

•	unexpected changes in the deliverability of natural gas reserves from the wells connected to the gathering systems;

•	availability of competing pipelines in the area;

•	capacity of pipeline systems;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements;

•	delays in the development of other producing properties within the gathering system’s area of operation; and

•	demand for natural gas and its constituents.

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

Some or all of these assumptions may vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil, NGLs and natural gas attributable to any particular group of properties, classifications of those reserves based on risk of recovery, and estimates of the future net cash flows from reserves prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and those variances may be material.

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

We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% per year. Effective December 31, 2010, application of the ceiling test generally requires pricing future revenue at the unweighted arithmetic average of the price on the first day of month for each month within the 12-month period prior to the end of the reporting period, unless prices were defined by contractual arrangements, and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. Prior to 2009, the price was based on the single-day period-end price. The revision to the 12-month average price was made to reduce the affect of short-term volatility and seasonality that previously occurred with single-day pricing. Using the 12-month average may or may not result in write-downs that would have been required had the single-day period-end price been used. We may be required to write down the carrying value of our oil and natural gas properties when oil, NGLs and natural gas prices are depressed or unusually volatile. If a write-down is required, it would result in a charge to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

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

Certain groups have asserted efforts to have the United States Congress impose some form of price controls on either oil, natural gas or both. There is no way at this time to know what result these efforts will have nor, if implemented, their effect on our operations. However, it is possible that these efforts, if successful, would serve to limit the amount that we might be able to get for our future oil, NGLs and natural gas production. Any future limits on the price of oil, NGLs and natural gas could also result in adversely affecting the demand for our drilling services.

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

The results of our operations depend on our ability to transport oil, NGLs and gas production to key markets.

The marketability of our oil, NGLs and natural gas production depends in part on the availability, proximity and capacity of pipeline systems, refineries and other transportation sources. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil, NGLs and natural gas.

The loss of one or a number of our larger customers could have a material adverse effect on our financial condition and results of operations.

During 2010, our largest customer, QEP Resources, Inc. accounted for approximately 28% of our contract drilling revenues. No other third party customer accounted for 10% or more of our contract drilling revenues. Any of our customers may choose not to use our services and the loss of one or a number of our larger customers could have a material adverse effect on our financial condition and results of operations.

Shortages of completion equipment and services could delay or otherwise adversely affect our oil and natural gas segment’s operations.

In the past year or so, the increase in horizontal drilling activity in certain areas has resulted in shortages in the availability of third party equipment and services required for the completion of wells drilled by our oil and natural gas segment. As a result, we have experienced delays in completing some of our wells. Although we have taken steps to try to reduce the delays associated with these services, we anticipate that these services will remain in high demand for the immediate future and could delay, restrict or curtail part of our exploration and development operations, which could in turn harm our results.

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

We use crude oil, NGLs and natural gas derivative instruments with respect to a portion of our expected production in order to reduce commodity price uncertainty and enhance the predictability of cash flows relating to the marketing of our crude oil and natural gas. We also use interest rate derivative instruments to minimize the impact of interest rate fluctuations associated with anticipated debt issuances. As commodity prices increase or interest rates decrease, our derivative liability positions increase; however, none of our current derivative contracts require the posting of margin or similar cash collateral when there are changes in the underlying commodity prices or interest rates that are referred to in these contracts.

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

Item 4.	Reserved and Removed

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “UNT.” The following table identifies the high and low sales prices per share of our common stock for the periods indicated:

	2010		2009
Quarter	High	Low	High	Low
First	$51.00	$41.32	$31.30	$17.50
Second	$49.82	$36.37	$35.40	$20.16
Third	$42.76	$33.37	$44.15	$24.12
Fourth	$46.95	$35.37	$47.24	$36.24

On February 11, 2011, the closing sale price of our common stock, as reported by the NYSE, was $54.80 per share. On that date, there were approximately 1,150 holders of record of our common stock.

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

Set forth below is a line graph comparing our cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, S&P 600 Oil and Gas Exploration & Production and our peer group which includes Helmrich & Payne, Patterson – UTI Energy Inc. and Pioneer Drilling Co. The graph below assumes an investment of $100 at the beginning of the period. The shareholder return set forth below is not necessarily indicative of future performance.

Item 6.	Selected Financial Data

The following table shows selected consolidated financial data. The data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of 2010, 2009 and 2008 activity.

	As of and for the Year Ended December 31,
	2010	2009		2008		2007	2006
	(In thousands except per share amounts)
Revenues	$881,845	$709,898		$1,358,093		$1,158,754	$1,162,385
Net income (loss)	$146,484	$(55,500	)(1)	$143,625	(2)	$266,258	$312,177
Net income (loss) per common share:
Basic	$3.10	$(1.18)		$3.08		$5.74	$6.75
Diluted	$3.09	$(1.18)		$3.06		$5.71	$6.72
Total assets	$2,669,240	$2,228,399		$2,581,866		$2,199,819	$1,874,096
Long-term debt	$163,000	$30,000		$199,500		$120,600	$174,300
Other long-term liabilities	$92,389	$81,126		$75,807		$59,115	$55,741
Cash dividends per common share	$0	$0		$0		$0	$0

(1)	In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at quarter-end.

(2)	In December 2008, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $282.0 million pre-tax ($175.5 million net of tax) due to low commodity prices at year-end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

General

We were founded in 1963 as a contract drilling company. Today, we operate, manage and analyze our results of operations through our three principal wholly owned business segments:

•	Contract Drilling – carried out by our subsidiary Unit Drilling Company and its subsidiary. This segment contracts to drill onshore oil and natural gas wells for others and for our own account.

•	Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment explores, develops, acquires and produces oil and natural gas properties for our own account.

•

Mid-Stream – carried out by our subsidiary Superior Pipeline Company, L.L.C. and its subsidiary. This segment buys, sells, gathers, processes and treats natural gas for third parties and for our own account.

Business Outlook

As discussed in other parts of this annual report, the success of our consolidated business, as well as each of our three operating segments depends, to a large extent, on: the prices received for our natural gas, NGLs and oil production; the demand for oil, NGLs and natural gas; and the demand for our drilling rigs which, in turn, influences the amounts we can charge for the use of those drilling rigs. While to-date all of our operations (with the exception of a minor amount of production in Canada) are located within the United States, events outside the United States can and do impact us and our industry.

In addition to their direct impact on us, low commodity prices-if sustained for a long period of time-could impact the liquidity of some of our industry partners and customers which, in turn, could limit their ability to meet their financial obligations to us.

The slowdown in the United States and world economies starting in late 2008 resulted in less demand for oil and natural gas products by those industries and consumers that use those products in their businesses. The long-term impact on our business and financial results as a consequence of the volatility in oil, NGLs and natural gas prices and the global economic downturn is uncertain.

Our 2011 capital budget for all of our business segments forecasts a 16% increase over our 2010 capital expenditures, excluding acquisitions. Our oil and natural gas segment’s capital budget is $415.0 million, an 12% increase over 2010, excluding acquisitions. We plan to continue our aggressive drilling program in 2011 with a significant portion of the wells being horizontal. Our drilling segment’s capital budget is $143.0 million, a 20% increase over 2010. Our plans for 2011 include the construction of five new 1,500 horsepower diesel-electric drilling rigs, as well as refurbishing and upgrading several of our existing drilling rigs in our fleet in order that those rigs can be used in horizontal drilling operations. Our mid-stream segment’s capital budget is $47.0 million, a 58% increase over 2010. The increase is due to anticipated drilling activity by operators in the areas of our existing gathering systems resulting in new well connections as well as committing to build a 16-mile, 16” pipeline and a compressor station in Preston County, West Virginia, which will have a capacity of approximately 220 MMcf per day.

In developing our initial operating budget for 2011, we used average oil and natural gas prices of $82.00 per Bbl and $4.60 per Mcf. Our 2011 operating budget will be funded using internally generated cash flow and borrowings under our credit facility.

Executive Summary

Contract Drilling

Our utilization rate for the fourth quarter 2010 was 59%, compared to 54% and 28% for the third quarter of 2010 and the fourth quarter of 2009, respectively.

Dayrates for the fourth quarter of 2010 averaged $16,570, an increase of 5% from the third quarter of 2010 and an increase of 13% from the fourth quarter of 2009. These increases were due primarily to increased demand for drilling rigs in the 1,000 to 1,500 horse power range which are used in horizontal drilling and provide for higher rates.

Direct profit (contract drilling revenue less contract drilling operating expense) for the fourth quarter of 2010 increased 12% from the third quarter of 2010 and 155% from the fourth quarter of 2009. The increase was primarily due to the increase in utilization over the comparative periods.

Operating cost per day for the fourth quarter of 2010 increased 10% from the third quarter of 2010 and decreased 8% from the fourth quarter of 2009. The increase over third quarter 2010 is primarily due to a general increase in repair and maintenance costs. The decrease over fourth quarter 2009 was primarily due to decreased per day indirect cost and fixed cost spread over more days due to increased utilization.

Historically, our contract drilling segment has experienced a greater demand for natural gas drilling as opposed to drilling for oil and NGLs. Today, with the weakened demand and price for natural gas, operators are focusing on drilling for oil and NGLs. Approximately 73% of our drilling rigs working today are drilling for oil or NGLs and approximately 88% are drilling horizontal or directional wells.

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

In September 2010, we entered into a contract with an unaffiliated third party under which we conveyed three of our idle mechanical drilling rigs and, in exchange, we received a 1,200 horsepower electric drilling rig and $5.3 million. The three drilling rigs sold ranged in horsepower from 650 to 1,000. The transaction was closed in October and resulted in a gain of $3.5 million. As a result of this transaction, our drilling rig fleet now totals 121.

Recently we signed two year contracts for each of the five new 1,500 horse power drilling rigs which will be deployed in the Bakken play. We are currently building these rigs, two of which will be delivered during the first quarter of 2011 and the remaining three during the fourth quarter of 2011.

Our anticipated 2011 capital expenditures for this segment are $143.0 million.

As of December 31, 2010, we had 38 long-term drilling contracts with original terms ranging from six months to two years. Thirty-five of these contracts are up for renewals during 2011 and three are up for renewal in 2012 and beyond. These contracts do not include the five term contracts for the new drilling rigs. Of the 35 contracts renewing in 2011; nine are during the first quarter, 11 during the second quarter, six during the third quarter and nine during the fourth quarter. Term contracts may contain a fixed rate for the duration of the contract or provide for the rate adjustments within a specific range from the existing rate. These term contracts do not include the five new term contracts scheduled to begin later in 2011.

Oil and Natural Gas

During the second quarter of 2010 we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties. The properties were purchased for approximately $73.7 million in cash. The acquisition included approximately 45,000 net leasehold acres and 10 producing oil wells and is focused on the Marmaton horizontal oil play located mainly in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 10 acquired producing wells is approximately 762,000 barrels of oil equivalent — consisting of 511,000 barrels of oil, 155,000 barrels of NGLs and 573 MMcf of natural gas.

Fourth quarter 2010 production from our oil and natural gas segment was 176,000 Mcfe per day, an 8% increase over the third quarter of 2010 and a 13% increase over the fourth quarter of 2009. The increase in production is primarily due to new wells being completed and coming online and, to a lesser extent, production associated with the acquisition discussed above. Our production for the second and third quarters of 2010 was negatively impacted by delays in securing third party fracture stimulation services and delays associated with connecting gathering systems. In addition, we also experienced loss of production due to the unexpected shut-in of some of our production from operational issues experienced at a third party facility that processes our Segno field production.

Fourth quarter 2010 oil and natural gas revenues increased 18% from the third quarter of 2010 and increased 26% from the fourth quarter of 2009.

Our oil and NGL prices for the fourth quarter of 2010 increased 11% and 27%, respectively, from the third quarter of 2010 while natural gas prices decreased 3%. Our oil and NGL prices increased 21% and 54%, respectively, from the fourth quarter of 2009 while natural gas prices decreased 7%.

Direct profit (oil and natural gas revenues less oil and natural gas operating expense) increased 22% from the third quarter of 2010 and increased 29% from the fourth quarter of 2009. The increases from the third quarter 2010 were primarily attributable to increases in production and oil and liquid prices. The increases from the fourth quarter 2009 were primarily attributable to increases in prices.

Operating cost per Mcfe produced for the fourth quarter of 2010 were unchanged from the third quarter of 2010 and increased 5% from the fourth quarter of 2009. The increase from the fourth quarter 2009 was primarily due to the increase in lease operating expense (LOE) and an increase in production taxes. Production taxes increased due to commodity price increases between the periods and increased oil and NGL production.

For 2010, we hedged approximately 60% of our average daily oil production, approximately 69% of our average natural gas production and approximately 8% of our average natural gas liquids production (percentages based on our 2010 production) to help manage our cash flow and capital expenditure requirements.

Currently for 2011 we have hedged 4,000 Bbls per day of oil production, 80,000 Mmbtu per day of natural gas production and 504 Bbls per day of natural gas liquids production. The oil production is hedged under swap contracts at an average price of $84.28 per barrel. The natural gas production is hedged under swap contracts at a comparable average NYMEX price of $4.85. The average basis differential for the applicable swaps is ($0.19). The natural gas liquids production is hedged under swap contracts at an average price of $40.76 per barrel.

Currently for 2012 we have hedged 2,500 Bbls per day of oil production and 30,000 Mmbtu per day of natural gas production. The oil production is hedged under swap contracts at an average price of $88.49 per barrel. The natural gas production is hedged under swap contracts at a comparable average NYMEX price of $5.48. The average basis differential for the applicable swaps is ($0.28).

We drilled 167 wells in 2010. Our first quarter 2010 drilling activity was slowed down by unusually wet weather, especially in the Texas Panhandle Granite Wash play, and operational delays as we shifted to drilling primarily horizontal wells. The delays in getting wells online were primarily due to delays in securing fracture stimulation services and connections to gathering systems. During the third quarter, we undertook steps that allowed us to obtain these required services so that by the end of the year we have eliminated the unusually large backlog of our well completions, especially in the Granite Wash and Marmaton plays. Additionally, we have pre-scheduled fracture stimulation services for 2011 for the wells we currently anticipate drilling in the Granite Wash and Marmaton plays. Our 2011 production guidance is approximately 66.0 to 68.0 Bcfe, although actual results will continue to be subject to the timing of third party services, among other factors. The number of wells we plan to participate in drilling and the level of capital expenditures for 2011 is 180 wells and $415.0 million, respectively.

Mid-Stream

Fourth quarter 2010 liquids sold per day increased 12% from the third quarter of 2010 and increased 10% from the fourth quarter of 2009. The increases were primarily the result of upgrades and expansions to existing plants and the connection of new wells. For the fourth quarter of 2010, gas processed per day increased 1% from the third quarter of 2010 and 10% from the fourth quarter of 2009. In 2009 and 2010, we upgraded several of our existing processing facilities and added three processing plants which was the primary reason for increased volumes. For the fourth quarter of 2010, gas gathered per day increased 3% from the third quarter of 2010 and increased 6% from the fourth quarter of 2009 primarily from the 52 well connects throughout 2010.

NGL prices in the fourth quarter of 2010 increased 17% from the price received in the third quarter of 2010 and 7% from the price received in the fourth quarter of 2009. The price of liquids as compared to natural gas affects the revenue in our mid-stream operations and determines the fractionation spread which is the difference in the value received for the NGLs recovered from natural gas in comparison to the amount received for the equivalent MMBtu’s of natural gas if unprocessed.

Direct profit (mid-stream revenues less mid-stream operating expense) for the fourth quarter of 2010 increased 48% from the third quarter of 2010 and increased 10% from the fourth quarter of 2009. The increases resulted primarily from increased liquids sold and gas processed volumes and commodity prices. Total operating cost for our mid-stream segment for the fourth quarter of 2010 decreased 3% from the third quarter of 2010 and increased 6% from the fourth quarter of 2009 due primarily to the price paid for the purchase of natural gas.

During the fourth quarter of 2010, we completed the installation and start up of a 50.0 MMcf per day turbo-expander natural gas processing plant at our Hemphill facility in Canadian, Texas. With the addition of this new processing plant, the total processing capacity at our Hemphill facility has increased to approximately 100.0 MMcf per day. In connection with our Appalachian operations, we recently committed to build a 16-mile, 16" pipeline and a compressor station in Preston County, West Virginia, which will have a capacity of approximately 220 MMcf per day. Preliminary right-of-way and environmental work is nearing completion and construction is scheduled to begin during the first quarter of 2011 with the facility being operational by mid-2011. We have signed an agreement to transport gas on this system for an unaffiliated third party.

Our anticipated capital expenditures for 2011 are $47.0 million.

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

•   Oil and natural gas properties

•   Accumulated depletion, depreciation and amortization

•   Provision for depletion, depreciation and amortization

•   Current and non-current liabilities

•   Operating expense

Accounting for impairment of long-lived assets	• Forecast of undiscounted estimated future net operating cash flows	• Drilling and mid-stream property and equipment • Accumulated depletion, depreciation and amortization • Provision for depletion, depreciation and amortization • Other intangible assets

Goodwill	• Forecast of discounted estimated future net operating cash flows • Terminal value • Weighted average cost of capital	• Goodwill

Turnkey and footage drilling contracts	• Estimates of costs to complete turnkey and footage contracts	• Revenue and operating expense • Current assets and liabilities

Accounting for value of stock compensation awards	• Estimates of stock volatility • Estimates of expected life of awards granted • Estimates of rates of forfeitures	• Oil and natural gas properties • Shareholder’s equity • Operating expenses • General and administrative expenses

Accounting for derivative instruments and hedging	• Derivatives measured at fair value • Derivatives measured for effectiveness and ineffectiveness • Non-qualifying derivatives measured at fair value	• Current and non-current derivative assets and liabilities • Other comprehensive income as a component of equity • Oil and natural gas revenue

Significant Estimates and Assumptions

Full Cost Method of Accounting for Oil, NGLs and Natural Gas Properties.    The determination of our oil, NGLs and natural gas reserves is a subjective process. It entails estimating underground accumulations of oil, NGLs and natural gas that cannot be measured in an exact manner. The degree of accuracy of these estimates depends on a number of factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments. Each year, we hire an independent petroleum engineering firm to audit our internal evaluation of our reserves. The wells or locations for which estimates of reserves were audited were those that comprised the top 83% of the total proved developed discounted future net income and 80% of the total proved undeveloped discounted future net income based on the unescalated pricing policy of the SEC as taken from reserve and income projections prepared by us as of December 31, 2010. Included in Part I, Item 1 of this report are the qualifications of our independent petroleum engineering firm and the company’s personnel responsible for the preparation of our reserve reports.

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

Assumptions as to future oil, NGLs and natural gas prices and operating and capital costs also play a significant role in estimating oil, NGLs and natural gas reserves and the estimated present value of the cash flows to be received from the future production of those reserves. Volumes of recoverable reserves are influenced by the assumed prices and costs due to what is known as the economic limit (that point in the future when the projected costs and expenses of producing recoverable oil, NGLs and natural gas reserves is greater than the projected revenues from the oil, NGLs and natural gas reserves). But more significantly, the estimated present value of the future cash flows from our oil, NGLs and natural gas reserves is extremely sensitive to prices and costs, and may vary materially based on different assumptions. Starting December 31, 2009, companies using full cost accounting moved from using the commodity prices existing on the last day of the period to that of the unweighted arithmetic average of the commodity prices existing on the first day of each of the 12 months before the end of the reporting period to calculate discounted future revenues, unless prices were otherwise determined under contractual arrangements. The revision to the 12-month average price was made to reduce the affect of short-term volatility and seasonality that previously occurred with single-day pricing. Using the 12-month average may or may not result in write-downs that would have been required had the single-day period-end price been used. The average unescalated prices used in our reserve estimates were $79.43 per Bbl for oil, $49.35 per Bbl for NGLs and $4.38 per Mcf for natural gas, adjusted for price differentials.

We compute our provision for DD&A on a units-of-production method. Each quarter, we use the following formulas to compute the provision for DD&A for our producing properties:

•	DD&A Rate = Unamortized Cost / End of Period Reserves Adjusted for Current Period Production

•	Provision for DD&A = DD&A Rate x Current Period Production

Oil, NGLs and natural gas reserve estimates have a significant impact on our DD&A rate. If reserve estimates for a property or group of properties are revised downward in the future, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease. Based on our 2010 production level of 59,176,000 equivalent Mcf, a 5% decline in the amount of our 2010 oil, NGLs and natural gas reserves would increase our DD&A rate by $0.11 per Mcfe and would decrease pre-tax income by $6.5 million annually. A 5% increase in the amount of our 2010 oil, NGLs and natural gas reserves would decrease our DD&A rate by $0.11 per Mcfe and would increase pre-tax income by $6.5 million annually.

Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

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

The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when oil, NGLs and natural gas prices are depressed or if we have large downward revisions in our estimated proved oil, NGLs and natural gas reserves. Application of these rules during periods of relatively low oil or natural gas prices, even if temporary, increases the chance of a ceiling test write-down. Based on the 12-month 2010 average unescalated prices of $79.43 per barrel of oil, $49.35 per barrel of NGLs and $4.38 per Mcf of natural gas, adjusted for price differentials, for the estimated life of the respective properties, the unamortized cost of our oil and natural gas properties did not exceeded the ceiling of our proved oil, NGL and natural gas reserves. Prior to 2009, the price was based on the single-day period-end price. The revision to the 12-month average price was made to reduce the affect of short-term volatility and seasonality that previously occurred with single-day pricing. Using the 12-month average may or may not result in write-downs that would have been required had the single-day period-end price been used. Oil, NGLs and natural gas prices remain volatile and any significant declines below prices used in the reserve evaluation could result in a ceiling test write-down in the future.

Derivative instruments qualifying as cash flow hedges are to be included in the computation of limitation on capitalized costs. Our qualifying cash flow hedges used in the ceiling test determination as of December 31, 2010, consisted of swaps and collars covering 26.3 Bcfe in 2011 and 8.8 Bcfe in 2012. The effect of those hedges on the December 31, 2010 ceiling test was a $22.8 million pre-tax increase in the discounted net cash flows of our oil and natural gas properties. Even without the impact of those hedges, we would not have been required to take a write-down for the quarter. Our oil and natural gas hedging activities are discussed in Note 13 of our Notes to Consolidated Financial Statements.

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

Accounting for Impairment of Long-Lived Assets.    Drilling equipment, transportation equipment, gas gathering and processing systems and other property and equipment are carried at cost less accumulated depreciation. Renewals and enhancements are capitalized while repairs and maintenance are expensed. Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances suggest that these carrying amounts may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. An estimate of the impact to our earnings if other assumptions had been used is not practicable because of the significant number of assumptions that would be involved in the estimates. No significant impairments were recorded at December 31, 2010, 2009 or 2008.

Goodwill.    Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. An annual impairment test is performed in the fourth quarter to determine whether the fair value has decreased and additionally when events indicate an impairment may have occurred. Goodwill is all related to our drilling segment, and accordingly, the impairment test is based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. No goodwill impairment was recorded at December 31, 2010, 2009 or 2008.

Turnkey and Footage Drilling Contracts.    Because our contract drilling operations do not bear the risk of completion of a well being drilled under a “daywork” contract, we recognize revenues and expense generated under “daywork” contracts as the services are performed. Under “footage” and “turnkey” contracts we bear the risk of completion of the well, so revenues and expenses are recognized when the well is substantially completed. Substantial completion is determined when the well bore reaches the depth specified in the contract. The entire amount of a loss, if any, is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the well is finished. The costs of drilling contracts uncompleted at the end of the reporting period (which includes expenses incurred to date on “footage” or “turnkey” contracts) are included in other current assets. In 2010, we drilled four wells under a footage contract and none under a turnkey contract, one in 2009 under footage and none under turnkey and in 2008, we did not drill any wells under turnkey or footage contracts.

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

Financial Condition and Liquidity

Summary.

Our financial condition and liquidity depends on the cash flow from our operations and borrowings under our Credit Facility. The principal factors determining the amount of our cash flow are:

•	the demand for and the dayrates we receive for our drilling rigs;

•	the quantity of natural gas, oil and NGLs we produce;

•	the prices we receive for our oil, natural gas and NGL production; and

•	the margins we obtain from our natural gas gathering and processing contracts.

The following is a summary of certain financial information as of December 31, and for the years ended December 31:

	2010	2009	2008
	(In thousands except percentages)
Working capital	$41,052	$22,948	$90,186
Long-term debt	$163,000	$30,000	$199,500
Shareholders’ equity (1)	$1,710,617	$1,565,810	$1,633,099
Ratio of long-term debt to total capitalization (1)	9%	2%	11%
Net income (loss) (1)	$146,484	$(55,500)	$143,625
Net cash provided by operating activities	$390,072	$490,475	$689,913
Net cash used in investing activities	$(536,261)	$(271,927)	$(806,141)
Net cash provided by (used in) financing activities	$146,408	$(217,992)	$115,736

(1)	In March 2009, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $281.2 million pre-tax ($175.1 million net of tax) due to low commodity prices at quarter-end. The write down impacted our 2009 shareholders’ equity, ratio of long-term debt to total capitalization and net income. There was no impact on our compliance with the covenants contained in our Credit Facility. In December 2008, we incurred a non-cash ceiling test write down of our oil and natural gas properties of $282.0 million pre-tax ($175.5 million net of tax) due to low commodity prices at year-end. The write down impacted our 2008 shareholders’ equity, ratio of long-term debt to total capitalization and net income. There was no impact on our compliance with the covenants contained in our Credit Facility.

The following table summarizes certain operating information for the years ended December 31:

	2010	2009	2008
Contract Drilling:
Average number of our drilling rigs in use during the period	61.4	38.9	103.1
Total number of drilling rigs owned at the end of the period	121	130	132
Average dayrate	$15,478	$16,713	$18,458
Oil and Natural Gas:
Oil production (MBbls)	1,521	1,286	1,261
Natural gas liquids production (MBbls)	1,549	1,488	1,388
Natural gas production (MMcf)	40,756	44,063	47,473
Average oil price per barrel received	$69.52	$56.33	$93.87
Average oil price per barrel received excluding hedges	$76.65	$56.64	$98.02
Average NGL price per barrel received	$37.04	$22.81	$47.42
Average NGL price per barrel received excluding hedges	$36.96	$25.66	$47.38
Average natural gas price per mcf received	$5.62	$5.59	$7.62
Average natural gas price per mcf received excluding hedges	$4.05	$3.26	$7.53
Mid-Stream:
Gas gathered—MMBtu/day	183,867	183,989	197,367
Gas processed—MMBtu/day	82,175	75,908	67,796
Gas liquids sold—gallons/day	271,360	243,492	195,837
Number of natural gas gathering systems	34	33	37
Number of processing plants	10	8	9

At December 31, 2010, we had unrestricted cash of $1.4 million and we had borrowed $163.0 million of the $325.0 million available under our Credit Facility. Our Credit Facility is used for working capital and capital expenditures. Most of our capital expenditures were discretionary and directed toward future growth. Beginning in the fourth quarter of 2008 and continuing through 2009, we significantly reduced our capital expenditures because of the uncertain economic environment. For 2010, we increased our capital expenditures and focused on growth which was funded mainly through internally generated cash flow and from borrowings under the credit facility. For 2011, we plan to increase our capital expenditures, focusing on growth which will be funded mainly through internally generated cash flow and from borrowings under the Credit Facility.

Working Capital

Typically, our working capital balance varies primarily because of the timing of our trade accounts receivable and accounts payable and from the fluctuation in current assets and liabilities associated with the mark to market value of our hedging activity. We had working capital of $41.1 million, $22.9 million and $90.2 million as of December 31, 2010, 2009 and 2008, respectively. The effect of our derivatives increased working capital by $5.4 million, $4.7 million and $32.4 million as of December 31, 2010, 2009 and 2008, respectively.

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

During 2009, competition to keep and attract qualified employees to meet our requirements did not materially affect us due to the depressed conditions within our industry. With the increase in activity over last year’s levels, competition to keep qualified labor has increased. Starting in the third quarter 2010, we increased compensation for drilling personnel in Oklahoma, Texas and Louisiana.

Demand for drilling rigs in the 1,000 to 1,500 horsepower range has increased over the past year as more of our customers shift to drilling horizontal wells, which are well suited for this horsepower range. Availability of drilling rigs in this range will also have a larger impact on dayrates in the future. For 2010, our average dayrate was $15,478 per day compared to $16,713 per day for 2009. Our average number of drilling rigs used in 2010 was 61.4 drilling rigs (50%) compared with 38.9 drilling rigs (30%) in 2009. Based on the average utilization of our drilling rigs during 2010, a $100 per day change in dayrates has a $6,140 per day ($2.2 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Depending on their timing some of the drilling services performed on our properties are also deemed to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for such services are eliminated in our income statement, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $40.1 million, $15.0 million and $65.5 million for 2010, 2009 and 2008, respectively from our contract drilling segment and eliminated the associated operating expense of $31.0 million, $13.7 million and $37.6 million during 2010, 2009 and 2008, respectively, yielding $9.1 million, $1.3 million and $27.9 million during 2010, 2009 and 2008, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Impact of Prices for Our Oil, NGLs and Natural Gas

Natural gas comprises approximately 68% of our oil, NGLs and natural gas reserves compared to 73% in 2009. Any significant change in natural gas prices has a material effect on our revenues, cash flow and the value of our oil, liquids and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances and by worldwide oil price levels. Domestic oil prices are primarily influenced by world oil market developments. All of these factors are beyond our control and we cannot predict nor measure their future influence on the prices we will receive.

Based on our production in 2010, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $319,000 per month ($3.8 million annualized) change in our pre-tax operating cash flow. Our 2010 average natural gas price was $5.62 compared to an average natural gas price of $5.59 for 2009 and $7.62 for 2008. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $119,000 per month ($1.4 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGL prices, without the effect of hedging, would have a $122,000 per month ($1.5 million annualized) change in our pre-tax operating cash flow based on our production in 2010. Our 2010 average oil price per barrel was $69.52 compared with an average oil price of $56.33 in 2009 and $93.87 in 2008 and our 2010 average NGL price per barrel was $37.04 compared with an average liquids price of $22.81 in 2009 and $47.42 in 2008.

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

Mid-Stream Operations

Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiary. Superior is a mid-stream company engaged primarily in the buying, selling, gathering, processing and treating of natural gas and operates three natural gas treatment plants, 10 processing plants, 34 gathering systems and 860 miles of pipeline. Superior operates in Oklahoma, Texas, Kansas, Pennsylvania and West Virginia and has been in business since 1996. This segment enhances our ability to gather and market not only our own natural gas but also that owned by third parties and serves as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During 2010, 2009 and 2008 this segment purchased $42.4 million, $29.3 million and $52.0 million, respectively, of our natural gas production and natural gas liquids and provided gathering and transportation services of $4.4 million, $4.6 million and $4.3 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

Our mid-stream segment gathered an average of 183,867 MMBtu per day in 2010 compared to 183,989 MMBtu per day in 2009 and 197,367 MMBtu per day in 2008, processed an average of 82,175 MMBtu per day in 2010 compared to 75,908 MMBtu per day in 2009 and 67,796 MMBtu per day in 2008 and sold NGLs of 271,360 gallons per day in 2010 compared to 243,492 gallons per day in 2009 and 195,837 gallons per day in 2008. The average gas gathering volumes per day remained constant. Volumes processed increased primarily due to the addition of wells connected and recent upgrades to several of our processing systems.

Our Credit Facility

Our existing Credit Facility has a maximum credit amount of $400.0 million and matures on May 24, 2012. The lenders’ current commitment under the Credit Facility is $325.0 million. Our borrowings are limited to the commitment amount that we elect. As of December 31, 2010, the commitment amount was $325.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed. The rate varies based on the amount borrowed as a percentage of the amount of the total borrowing base. To date we have paid $1.2 million in origination, agency and syndication fees under the Credit Facility. We are amortizing these fees over the life of the agreement. The average interest rate for 2010 and 2009, which includes the effect of our two interest rate swaps, was 3.5% and 4.0%, respectively. At December 31, 2010 and February 11, 2011, borrowings were $163.0 million and $170.0 million, respectively.

The lenders under our Credit Facility and their respective participation interests are as follows:

Lender	Participation Interest
Bank of Oklahoma, N.A.	18.75%
Bank of America, N.A.	18.75%
BMO Capital Markets Financing, Inc.	18.75%
BBVA Compass Bank	17.50%
Comerica Bank	8.75%
BNP Paribas	8.75%
Crédit Agricole Corporate and Investment Bank	8.75%

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

At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day period. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid after three days prior notice to the administrative agent and on payment of any applicable funding indemnification amounts. LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate, which cannot be less than LIBOR plus 1.00%, and is payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At December 31, 2010, $160.0 million of our $163.0 million in outstanding borrowings were subject to LIBOR.

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

As of December 31, 2010, we were in compliance with the Credit Facility’s covenants.

We entered into the following interest rate swaps to manage our exposure to possible future interest rate increases. Under these transactions we swapped the variable interest rate we would otherwise incur on a portion of our bank debt for a fixed rate of interest:

Remaining Term	Amount	Fixed Rate	Floating Rate
January 2011 – May 2012	$15,000,000	4.53%	3 month LIBOR
January 2011 – May 2012	$15,000,000	4.16%	3 month LIBOR

Capital Requirements

Drilling Dispositions, Acquisitions and Capital Expenditures.    For 2008, our capital expenditures for this segment were $196.2 million. During the second quarter of 2008, we completed the construction of two new 1,500 horsepower diesel electric drilling rigs for approximately $32.2 million and placed these drilling rigs into service in our Rocky Mountain division. During the fourth quarter of 2008, we completed the construction of another new 1,500 horsepower diesel electric drilling rig for approximately $14.1 million and placed that drilling rig into service in North Dakota.

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

During the first half of 2010, our contract drilling segment sold eight of its idle mechanical drilling rigs to an unaffiliated third party. These drilling rigs ranged in horse power from 800 to 1,000. Proceeds from the sale of those drilling rigs were $23.9 million with a gain of $5.7 million which was recorded in the first quarter 2010. The proceeds were used to refurbish and upgrade additional drilling rigs in our fleet allowing those drilling rigs to be used in horizontal drilling operations. We also placed into service in our Rocky Mountain division a 1,500 horsepower, diesel-electric drilling rig that previously had been placed on hold during 2009 by our customer.

In September 2010, we entered into a contract with an unaffiliated third-party under which we conveyed three of our idle mechanical drilling rigs and, in exchange, we received a 1,200 horsepower electric drilling rig and $5.3 million. The three drilling rigs sold ranged in horsepower from 650 to 1,000. The transaction was closed in October and resulted in a gain of $3.5 million.

Recently we signed two year contracts for each of the five new 1,500 horse power drilling rigs which will be deployed in the Bakken play. We are currently building these rigs, two of which will be delivered during the first quarter of 2011 and the remaining three during the third quarter of 2011.

Our anticipated 2011 capital expenditures for this segment are $143.0 million. At December 31, 2010, we had commitments to purchase approximately $13.7 million for drill pipe, top drives and related equipment over the next year. We have spent $118.8 million for capital expenditures in 2010 compared to $67.7 million in 2009.

Oil and Natural Gas Acquisitions and Capital Expenditures.    Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decision to increase our oil, NGLs and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 167 gross wells (87.52 net wells) in 2010 compared to 95 gross wells (42.51 net wells) in 2009 and 278 gross wells (134.31 net wells) in 2008. Our 2010 total capital expenditures for our oil and natural gas segment, excluding a $9.9 million ARO liability, and $92.6 million for acquisitions, totaled $361.4 million. Currently we plan to participate in drilling approximately 180 gross wells in 2011 and estimate our total capital expenditures (excluding any possible acquisitions) for our oil and natural gas segment will be approximately $415.0 million. Whether we are able to drill the full number of wells we are planning on drilling is dependent on a number of factors, many of which are beyond our control and include the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs and natural gas, demand for oil and natural gas, the cost to drill wells, the weather and the efforts of outside industry partners.

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

In June 2010, we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties. The properties were purchased for approximately $73.7 million in cash after giving effect to certain post-closing adjustments. After these adjustments, the acquisition included approximately 45,000 net leasehold acres and 10 producing oil wells and is focused on the Marmaton horizontal oil play located mainly in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 10 acquired producing wells is approximately 762,000 BOE — consisting of 511,000 barrels of oil, 155,000 barrels of NGLs and 573 MMcf of natural gas.

Also during the second quarter of 2010, we completed an acquisition of approximately 32,000 net acres of undeveloped oil and gas leasehold located in Southwest Oklahoma and North Texas for approximately $17.6 million.

Mid-Stream Acquisitions and Capital Expenditures.    As of December 31, 2008, we had commitments to purchase two new processing plants. In February 2009, we cancelled the purchase of one of these plants due to nonperformance of contractual terms. In December 2010, we wrote off $2.5 million of the progress payments we made toward the full purchase price before this contract was terminated because it was determined to be unrecoverable. In March 2009, we cancelled our remaining commitment for the second plant and incurred a $1.3 million penalty. Approximately half of the penalty was applied toward the purchase price of the plant we constructed in 2010.

During the fourth quarter of 2010, we completed the installation and start up of a 50.0 MMcf per day turbo-expander natural gas processing plant at our Hemphill facility in Canadian, Texas. With the addition of this new processing plant, the total processing capacity at our Hemphill facility increased to approximately 100.0 MMcf per day. In connection with our Appalachian operations, we recently committed to build a 16-mile, 16" pipeline and a compressor station in Preston County, West Virginia, which will have a capacity of approximately 220 MMcf per day. Preliminary right-of-way and environmental work is nearing completion and construction is scheduled to begin during the first quarter of 2011 with the facility being operational by mid-2011. We have signed an agreement to transport gas on this system for an unaffiliated third party.

During 2010, our mid-stream segment incurred $29.8 million in capital expenditures as compared to $9.9 million in 2009 and $49.9 million in 2008, including acquisitions. For 2011, we have budgeted capital expenditures of approximately $47.0 million.

Contractual Commitments

At December 31, 2010, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Bank debt (1)	$168,645	$4,051	$164,594	$0	$0
Operating leases (2)	5,905	1,688	2,770	1,447	0
Drill pipe, drilling components and equipment purchases (3)	13,712	13,712	0	0	0

Total contractual obligations	$188,262	$19,451	$167,364	$1,447	$0

(1)	See previous discussion in MD&A regarding our bank credit facility. This obligation is presented in accordance with the terms of the credit facility and includes interest calculated using our year end interest rate of 3.5% which includes the effect of the interest rate swaps.

(2)	We lease office space or yards in Beaver, Elk City, Oklahoma City and Tulsa, Oklahoma; Canadian and Houston, Texas; Denver and Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through January, 2015. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)	We have committed to purchase approximately $13.7 million of new drilling rig components, drill pipe, drill collars and related equipment over the next twelve months.

At December 31, 2010, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$2,368	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$5,690	$209	Unknown	Unknown	Unknown
Derivative liabilities – interest rate swaps	$1,614	$1,139	$475	$0	$0
Derivative liabilities – commodity hedges	$17,191	$13,307	$3,884	$0	$0
ARO liability (3)	$69,265	$1,915	$13,947	$3,964	$49,439
Gas balancing liability (4)	$3,263	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$0	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$17,566	$7,998	$2,937	$1,164	$5,467

(1)	We provide a salary deferral plan which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits, which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. We recognize payroll expense and record a liability, included in other long-term liabilities in our Consolidated Balance Sheet, at the time of deferral.

(2)	Effective January 1, 1997, we adopted a separation benefit plan (“Separation Plan”). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with the company up to a maximum of 104 weeks. To receive payments the recipient must waive any claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (“Senior Plan”). The Senior Plan provides certain officers and key executives of the company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004 we also adopted the Special Separation Benefit Plan (“Special Plan”). This plan is identical to the Separation Benefit Plan with the exception that the benefits under the plan vest on the earliest of a participant’s reaching the age of 65 or serving 20 years with the company. On December 31, 2008, all these plans were amended to bring the plans into compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

(3)	When a well is drilled or acquired we have recorded the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells).

(4)	We have recorded a liability for those properties we believe do not have sufficient oil, NGLs and natural gas reserves to allow the under-produced owners to recover their under-production from future production volumes.

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

Interest Rate Swaps.     From time to time we enter into interest rate swaps to manage our exposure to possible future interest rate increases under our Credit Facility. Under these transactions we swap the variable interest rate we would otherwise incur on a portion of our bank debt for a fixed rate of interest. As of December 31, 2010, we had two outstanding interest rate swaps; both were cash flow hedges. There was no material amount of ineffectiveness. Our December 31, 2010 balance sheet recognized the fair value of these swaps as current and non-current derivative liabilities and is presented in the table below:

Remaining Term	Amount	Fixed Rate	Floating Rate	Fair Value Asset (Liability)
	($ in thousands)
January 2011 – May 2012	$15,000	4.53%	3 month LIBOR	$(847)
January 2011 – May 2012	$15,000	4.16%	3 month LIBOR	(767)

				$(1,614)

Because of these interest rate swaps, interest expense increased by $1.2 million and $1.0 million in 2010 and 2009, respectively. A loss of $1.0 million, net of tax, is reflected in accumulated other comprehensive income as of December 31, 2010.

Commodity Hedges.     Our hedging is intended to reduce price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our hedge(s) is based, in part, on our view of current and future market conditions. Based on our 2010 average daily production, as of December 31, 2010, the approximated percentages we have hedged are as follows:

Oil and Natural Gas Segment:

	January – December 2011	January – December 2012
Daily oil production	96%	36%
Daily natural gas production	37%	12%
Natural gas liquids production	12%	0%

With respect to the commodities subject to the hedge, the use of hedging limits the risk of adverse downward price movements, however it also limits increases in future revenues that would otherwise result from favorable price movements.

The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. Based on our valuation at December 31, 2010, we determined that there is no material risk of non-performance with regard to our counterparties. At December 31, 2010, the fair values of the net assets (liabilities) we had with each of the counterparties with respect to all of our commodity derivative transactions are listed in the table below:

December 31, 2010
(In millions)
Bank of Montreal	$7.4
Bank of America, N.A.	(0.3)
Crédit Agricole Corporate and Investment Bank, London Branch	(8.5)
Comerica Bank	(5.6)
BBVA Compass Bank	(2.3)
Barclays Capital	0.1
BNP Paribas	0.2
ConocoPhillips	(0.1)

Total	$(9.1)

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty in our consolidated balance sheets. At December 31, 2010, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $5.6 million and $2.5 million, respectively, and current and non-current derivative liabilities of $13.3 million and $3.9 million, respectively. At December 31, 2009, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $9.9 million and current derivative liabilities of $1.4 million.

We recognize in accumulated OCI the effective portion of any changes in fair value and reclassify the recognized gains (losses) on the sales to revenue and the purchases to expense as the underlying transactions are settled. As of December 31, 2010, we had a loss of $5.9 million, net of tax from our oil and natural gas segment derivatives and no gain or loss from our mid-stream segment derivatives in accumulated OCI.

Based on market prices at December 31, 2010, we expect to transfer to earnings a loss of approximately $5.4 million, net of tax, of the loss included in accumulated OCI during the next 12 months in the related month of production. The interest rate swaps and the commodity derivative instruments existing as of December 31, 2010 are expected to mature by May 2012 and December 2012, respectively.

Certain derivatives do not qualify as cash flow hedges. Currently, we have three basis swaps that do not qualify as cash flow hedges. For these types of derivatives, any changes in the fair value that occurs before their maturity (i.e., temporary fluctuations in value) are reported currently in the consolidated statements of operations as unrealized gains (losses) within our oil and natural gas revenues. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in OCI until the hedged item is recognized into earnings. Any change in fair value resulting from ineffectiveness is recognized currently in our oil and natural gas revenues as unrealized gains (losses). The effect of these realized and unrealized gains and losses on our revenues and expenses were as follows at December 31:

	2010	2009	2008
	(In thousands)
Increases (decreases) in:
Oil and natural gas revenue:
Realized gains (losses) on oil and natural gas derivatives	$53,473	$97,864	$(1,010)
Unrealized gains (losses) on ineffectiveness of cash flow hedges	700	(897)	255
Unrealized gains (losses) on non-qualifying oil and natural gas derivatives	336	(1,047)	1,047

Total increase on oil and natural gas revenues due to derivatives	54,509	95,920	292
Gas gathering and processing revenue (all realized gains)	0	0	2,022
Gas gathering and processing expense (all realized losses)	0	0	1,438

Impact on pre-tax earnings	$54,509	$95,920	$876

Stock and Incentive Compensation

During 2010, we granted awards covering 450,355 shares of restricted stock. These awards were granted as retention incentive awards. These stock awards had an estimated fair value as of the grant date of $16.9 million. Compensation expense will be recognized over their two and three year vesting periods, and during 2010, we recognized $6.1 million in additional compensation expense and capitalized $1.6 million for these awards. During 2009, we did not grant any awards of restricted stock. During 2008, we granted awards covering 30,855 shares of restricted stock. These awards were granted as retention incentive awards and have been recognized over the three year vesting periods. No SAR awards were made during 2008, 2009, or 2010.

During 2010, we recognized compensation expense of $10.8 million for all of our restricted stock, stock options and SAR grants and capitalized $2.7 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.

We are the general partner of 16 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership's agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. During 2010, 2009 and 2008, the total we received for all of these fees was $1.5 million, $1.1 million and $1.9 million, respectively. We expect that these fees for 2011 will be comparable to those in 2010. Our proportionate share of assets, liabilities and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

Effects of Inflation

The effect of inflation in the oil and natural gas industry is primarily driven by the prices for oil, NGLs and natural gas. Increases in these prices increase the demand for our contract drilling rigs and services. This increase in demand in turn affects the dayrates we can obtain for our contract drilling services. Over the last several years, natural gas, NGLs and oil prices have been more volatile, and during periods of higher demand for our drilling rigs we have experienced increases in labor costs as well as the costs of services to support our drilling rigs. Historically, during this same period, when oil, NGLs and natural gas prices did decline, labor rates did not come back down to the levels existing before the increases. If natural gas prices increase substantially for a long period, shortages in support equipment (such as drill pipe, third party services and qualified labor) will result in additional increases in our material and labor costs. Increases in dayrates for drilling rigs also increase the cost of our oil and natural gas properties. How inflation will affect us in the future will depend on additional increases, if any, realized in our drilling rig rates, the prices we receive for our oil, NGLs and natural gas and the rates we receive for gathering and processing natural gas.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or for any other purpose. However, as is customary in the oil and gas industry, we are subject to various contractual commitments.

Results of Operations

2010 versus 2009

Following is a comparison of selected operating and financial data:

	2010	2009	Percent Change

Total revenue	$881,845,000	$709,898,000	24%
Net income (loss)	$146,484,000	$(55,500,000)	NM
Contract Drilling:
Revenue	$316,384,000	$236,315,000	34%
Operating costs excluding depreciation	$186,813,000	$140,080,000	33%
Percentage of revenue from daywork contracts	100%	100%	0%
Average number of drilling rigs in use	61.4	38.9	58%
Average dayrate on daywork contracts	$15,478	$16,713	(7)%
Depreciation	$69,970,000	$45,326,000	54%
Oil and Natural Gas:
Revenue	$400,807,000	$357,879,000	12%
Operating costs excluding depreciation, depletion, amortization and impairment	$105,365,000	$87,734,000	20%
Average oil price (Bbl)	$69.52	$56.33	23%
Average NGL price (Bbl)	$37.04	$22.81	62%
Average natural gas price (Mcf)	$5.62	$5.59	1%
Oil production (Bbl)	1,521,000	1,286,000	18%
NGL production (Bbl)	1,549,000	1,488,000	4%
Natural gas production (Mcf)	40,756,000	44,063,000	(8)%
Depreciation, depletion and amortization rate (Mcfe)	$1.99	$1.87	6%
Depreciation, depletion and amortization	$118,793,000	$114,681,000	4%
Impairment of oil and natural gas properties	$0	$281,241,000	NM
Mid-Stream Operations:
Revenue	$154,516,000	$108,628,000	42%
Operating costs excluding depreciation and amortization	$122,146,000	$87,908,000	39%
Depreciation and amortization	$15,385,000	$16,104,000	(4)%
Gas gathered—MMBtu/day	183,867	183,989	0%
Gas processed—MMBtu/day	82,175	75,908	8%
Gas liquids sold—gallons/day	271,360	243,492	11%

General and administrative expense	$26,152,000	$24,011,000	9%
Interest expense, net	$0	$539,000	NM
Income tax expense (benefit)	$90,737,000	$(32,226,000)	NM
Average interest rate	3.5%	4.0%	(13)%
Average long-term debt outstanding	$94,873,000	$111,808,000	(15)%

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Contract Drilling:

Drilling revenues increased $80.1 million or 34% in 2010 versus 2009 primarily due to a 58% increase in the average number of rigs in use during 2010 compared to 2009 and increased mobilization revenue offset by a 7% lower average dayrate. Average drilling rig utilization increased from 38.9 drilling rigs in 2009 to 61.4 drilling rigs in 2010 as commodity prices improved in 2010 compared to 2009, creating increased demand for drilling rigs.

Drilling operating costs increased $46.7 million or 33% between the comparative years of 2010 and 2009 primarily due to increases in the number of drilling rigs used and increases in general and administrative expenses somewhat offset by decreases in worker’s compensation. During 2009, competition to keep and attract qualified employees to meet our requirements did not materially affect us due to the depressed conditions within our industry. Due to an increase in activity over last year’s levels, competition to keep qualified labor has increased in 2010. Starting in the third quarter 2010, we increased compensation for drilling personnel in Oklahoma, Texas and Louisiana. Contract drilling depreciation increased $24.6 million or 54% primarily due to an increase in the number of drilling rigs being utilized and an increase in capital expenditures for upgrades to existing drilling rigs in our fleet.

Oil and Natural Gas

Oil and natural gas revenues increased $42.9 million or 12% in 2010 as compared to 2009 primarily due to an increase in average oil, NGL and natural gas prices partially offset by a 3% decrease in equivalent production volumes. Average oil prices between the comparative years increased 23% to $69.52 per barrel, NGL prices increased 62% to $37.04 per barrel and natural gas prices increased 1% to $5.62 per Mcf. In 2010, as compared to 2009, oil production increased 18%, NGL production increased by 4% and natural gas production decreased 8%. Production for 2010 was negatively impacted by an unexpected shut-in of some of our production from operational issues experienced at a third party facility that processes our Segno field production while production growth was hampered primarily during the first nine months of the year by the lack of availability of fracing services to complete wells.

Oil and natural gas operating costs increased $17.6 million or 20% between the comparative years of 2010 and 2009 due primarily to higher gross production taxes due to increased oil and natural gas sales revenue between the periods. Production taxes in 2009 were also reduced by $5.8 million for production tax credits attributable to high-cost gas wells.

Depreciation, depletion and amortization (DD&A) increased $4.1 million or 4% primarily due to a 6% increase in our DD&A rate slightly offset by a 3% decrease in equivalent production. The 2009 DD&A rate was lower after a $281.2 million pre-tax non-cash ceiling test write-down of the carrying value of our oil and natural gas properties at the end of the first quarter in 2009 as a result of a decline in commodity prices and the DD&A rate increases throughout 2010 from increased net book value on new reserves added. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

Mid-Stream

Our mid-stream revenues increased $45.9 million or 42% for 2010 as compared to 2009 primarily due to higher NGL and natural gas prices and higher NGL volumes processed and sold. The average price for NGLs sold increased 31% and the average price for natural gas sold increased 28%. Gas processing volumes per day increased 8% between the comparative periods and NGLs sold per day increased 11% between the comparative periods. The increase in volumes processed per day is primarily attributable to the volumes added from new wells connected to existing systems throughout 2010. NGLs sold volumes per day increased due to both an increase in volumes processed and upgrades to several of our processing facilities. Gas gathering volumes per day remained flat.

Operating costs increased $34.2 million or 39% in 2010 compared to 2009 primarily due to a 36% increase in prices paid for natural gas purchased and a 9% increase in purchased volumes. Depreciation and amortization decreased $0.7 million, or 4%, primarily due to decreased amortization on our intangible assets. For 2011, we anticipate an increase in well connections over 2010 due to anticipated drilling activity by operators in the areas of our existing gathering systems as well as the additional processing facility completed during the fourth quarter of 2010 to accommodate the increased drilling activity of our oil and natural gas segment and other third parties.

Other

Other revenue of $10.1 million for 2010 was primarily attributable to the sale of eight mechanical drilling rigs and the sale of a gas pipeline in which we owned a 60% interest, partially offset by a $2.5 million loss associated with the write-off of progress payments made on a gas plant contract that was terminated.

General and administrative expenses increased $2.1 million or 9% compared to 2009 primarily due to increases in employee costs.

Interest expense, net of capitalized interest, decreased $0.5 million between the comparative years. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs and the construction of gas gathering systems. Our average interest rate decreased by 13% and our average debt outstanding was 15% lower in 2010 as compared to 2009. Total interest expense was increased $1.2 million for 2010 and $1.0 million for 2009 from interest rate swap settlements.

Income tax expense (benefit) changed from a benefit of $32.2 million in 2009 to an expense of $90.7 million in 2010 due to the non-cash ceiling test write-down of $281.2 million pre-tax ($175.1 million, net of tax) of our oil and natural gas properties during the quarter ended March 31, 2009, which was more than offset by improved performance of our operating segments. Our effective tax rate was 38.3% and 36.7% for 2010 and 2009, respectively. The portion of our taxes reflected as a current income tax benefit for 2010 was $9.9 million as compared to a benefit of $0.2 million in 2009. Income taxes paid in 2010 were $3.1 million.

2009 versus 2008

Following is a comparison of selected operating and financial data:

			Percent
	2009	2008	Change
Total revenue	$709,898,000	$1,358,093,000	(48)%
Net income (loss)	$(55,500,000)	$143,625,000	(139)%
Contract Drilling:
Revenue	$236,315,000	$622,727,000	(62)%
Operating costs excluding depreciation	$140,080,000	$312,907,000	(55)%
Percentage of revenue from daywork contracts	100%	100%	0%
Average number of drilling rigs in use	38.9	103.1	(62)%
Average dayrate on daywork contracts	$16,713	$18,458	(9)%
Depreciation	$45,326,000	$69,841,000	(35)%
Oil and Natural Gas:
Revenue	$357,879,000	$553,998,000	(35)%
Operating costs excluding depreciation, depletion, amortization and impairment	$87,734,000	$116,239,000	(25)%
Average oil price (Bbl)	$56.33	$93.87	(40)%
Average NGL price (Bbl)	$22.81	$47.42	(52)%
Average natural gas price (Mcf)	$5. 59	$7.62	(27)%
Oil production (Bbl)	1,286,000	1,261,000	2%
NGL production (Bbl)	1,488,000	1,388,000	7%
Natural gas production (Mcf)	44,063,000	47,473,000	(7)%
Depreciation, depletion and amortization rate (Mcfe)	$1.87	$2.50	(25)%
Depreciation, depletion and amortization	$114,681,000	$159,550,000	(28)%
Impairment of oil and natural gas properties	$281,241,000	$281,966,000	0%
Mid-Stream Operations:
Revenue	$108,628,000	$181,730,000	(40)%
Operating costs excluding depreciation and amortization	$87,908,000	$150,466,000	(42)%
Depreciation and amortization	$16,104,000	$14,822,000	9%
Gas gathered—MMBtu/day	183,989	197,367	(7)%
Gas processed—MMBtu/day	75,908	67,796	12%
Gas liquids sold—gallons/day	243,492	195,837	24%

General and administrative expense	$24,011,000	$25,419,000	(6)%
Interest expense, net	$539,000	$1,304,000	(59)%
Income tax expense (benefit)	$(32,226,000)	$81,954,000	(139)%
Average interest rate	4.0%	4.5%	(11)%
Average long-term debt outstanding	$111,808,000	$149,315,000	(25)%

Contract Drilling:

Drilling revenues decreased $386.4 million or 62% in 2009 versus 2008 primarily due to a 62% decrease in the average number of rigs in use during 2009 compared to 2008. The decline in revenue was partially offset by $6.1 million of revenue recognized during the third and fourth quarters of 2009 from settlements of terminated drilling contracts. Average drilling rig utilization decreased from 103.1 drilling rigs in 2008 to 38.9 drilling rigs in 2009. Our average dayrate in 2009 was 9% lower than in 2008. In the third and fourth quarters of 2008, prices for oil and natural gas decreased substantially and natural gas prices continued to be at low levels during 2009. Entering the third quarter of 2009, the decline in utilization started to moderate and improved slightly through the end of 2009.

Drilling operating costs decreased $172.8 million or 55% between the comparative years of 2009 and 2008 primarily due to the decrease in the number of drilling rigs used. The utilization decreases experienced in the industry since the third quarter of 2008 has reduced the demand for rig personnel which reduced the pressure on our labor costs. Likewise, that pressure on our other daily direct drilling costs resulted in little change of those costs as well, but reduced utilization resulted in fewer rigs to cover our indirect fixed costs. Contract drilling depreciation decreased $24.5 million or 35%, we utilize the units of production method for the depreciation of our drilling rigs, therefore in periods of reduced utilization a decrease in depreciation occurs.

Oil and Natural Gas:

Oil and natural gas revenues decreased $196.1 million or 35% in 2009 as compared to 2008 primarily due to a decrease in average oil, NGL and natural gas prices. Average oil prices between the comparative years decreased 40% to $56.33 per barrel, NGL prices decreased 52% to $22.81 per barrel and natural gas prices decreased 27% to $5.59 per Mcf. In 2009, as compared to 2008, oil production increased 2%, NGL production increased 7% and natural gas production decreased 7%. During 2009 approximately 1.2 Bcf of natural gas production was curtailed due to low commodity prices and the shut-in of third party plants. A large part of our increase in revenues during 2008 was determined by the prices we received for our production. Commodity prices decreased substantially during the third and fourth quarters of 2008 and natural gas prices stayed at low levels during 2009. As a result of these lower commodity prices as well as service costs that remained relatively high, we slowed our drilling activity during the fourth quarter of 2008 and continued to do so through the second quarter of 2009. We began increasing activity during the third quarter of 2009.

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

Total DD&A, excluding ceiling test impairments, decreased $44.9 million or 28% primarily due to a 25% decrease in our DD&A and lower production volumes. The decrease in our DD&A rate in 2009 compared to 2008 resulted primarily from the $282.0 million and $281.2 million pre-tax non-cash ceiling test write-down of the carrying value of our oil and natural gas properties in the fourth quarter of 2008 and the first quarter 2009, respectively, as a result of a decline in commodity prices. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities. The new SEC oil and gas reserves measurement and disclosure rules that went into effect as of December 31, 2009 impacted our DD&A expense for the fourth quarter of 2009, increasing DD&A expense by $1.2 million (or $0.02 per share) for the quarter and year ended December 31, 2009.

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

Commodity Price Risk.     Our major market risk exposure is in the prices we receive for our oil, NGLs and natural gas production. Those prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have fluctuated and we expect they will continue to do so. The price of oil, NGLs and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our 2010 production, a $0.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $319,000 per month ($3.8 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $119,000 per month ($1.4 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices would have a $122,000 per month ($1.5 million annualized) change in our pre-tax cash flow.

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

Oil and Natural Gas Segment:

At December 31, 2010, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Jan’11 – Dec’11	Crude oil – swap	4,000 Bbl/day	$84.28	WTI – NYMEX
Jan’12 – Dec’12	Crude oil – swap	1,500 Bbl/day	$82.49	WTI – NYMEX
Jan’11 – Dec’11	Natural gas – swap	45,000 MMBtu/day	$4.93	IF –NYMEX (HH)
Jan’11 – Dec’11	Natural gas – basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 – NYMEX
Jan’12 – Dec’12	Natural gas – swap	15,000 MMBtu/day	$5.62	IF – PEPL
Jan’11 – Dec’11	Liquids – swap (1)	644,406 Gal/mo	$0.97	OPIS – Conway

(1)	Types of liquids involved are natural gasoline, ethane, propane, isobutane and normal butane.

At December 31, 2010, the following non-qualifying cash flow derivatives were outstanding:

Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Jan’11 – Dec’11	Natural gas –basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 –NYMEX
Jan’11 – Dec’11	Natural gas – basis differential swap	10,000 MMBtu/day	($0.21)	CEGT – NYMEX
Jan’11 – Dec’11	Natural gas – basis differential swap	10,000 MMBtu/day	($0.23)	PEPL – NYMEX

Subsequent to December 31, 2010, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Feb’11 – Dec’11	Natural gas – swap	25,000 MMBtu/day	$4.75	IF –NYMEX (HH)
Feb’11 – Dec’11	Natural gas – swap	10,000 MMBtu/day	$4.43	IF – CEGT
Jan’12 – Dec’12	Natural gas – swap	15,000 MMBtu/day	$5.06	IF NYMEX (HH)
Jan’12 – Dec’12	Crude oil – swap	1,000 Bbl/day	$97.49	WTI – NYMEX

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, the company's management concluded that, as of December 31, 2010, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Unit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma

February 24, 2011

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
	(In thousands except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,359	$1,140
Restricted cash	0	20
Accounts receivable (less allowance for doubtful accounts of $5,083 and $5,186)	130,142	74,382
Materials and supplies	6,316	6,914
Current derivative asset (Note 13)	5,568	9,945
Current income tax receivable	25,211	15,236
Current deferred tax asset (Note 8)	13,537	14,423
Prepaid expenses and other	6,047	6,035

Total current assets	188,180	128,095

Property and equipment:
Drilling equipment	1,273,861	1,217,361
Oil and natural gas properties, on the full cost method:
Proved properties	2,738,093	2,309,193
Undeveloped leasehold not being amortized	175,065	140,129
Gas gathering and processing equipment	199,564	172,549
Transportation equipment	31,688	30,726
Other	28,511	22,747

	4,446,782	3,892,705
Less accumulated depreciation, depletion, amortization and impairment	2,047,031	1,879,112

Net property and equipment	2,399,751	2,013,593

Goodwill (Note 2)	62,808	62,808
Other intangible assets, net	3,022	5,633
Non-current derivative asset (Note 13)	2,537	0
Other assets	12,942	18,270

Total assets	$2,669,240	$2,228,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,885	$55,880
Accrued liabilities (Note 5)	30,093	34,571
Contract advances	2,582	3,124
Current portion of derivative liabilities (Note 13)	14,446	2,230
Current portion of other long-term liabilities (Note 6)	10,122	9,342

Total current liabilities	147,128	105,147

Long-term debt (Note 6)	163,000	30,000

Long-term derivative liabilities (Note 13)	4,359	1,142

Other long-term liabilities (Note 6)	88,030	79,984

Deferred income taxes (Note 8)	556,106	446,316

Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $0.20 par value, 175,000,000 shares authorized, 47,910,431 and 47,530,669 shares issued as of December 31, 2010 and 2009, respectively	9,493	9,405
Capital in excess of par value	393,501	383,957
Accumulated other comprehensive income(loss) (net of tax of ($4,243) and $2,757, respectively)	(6,851)	4,458
Retained earnings	1,314,474	1,167,990

Total shareholders’ equity	1,710,617	1,565,810

Total liabilities and shareholders’ equity	$2,669,240	$2,228,399

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands except per share
	amounts)
Revenues:
Contract drilling	$316,384	$236,315	$622,727
Oil and natural gas	400,807	357,879	553,998
Gas gathering and processing	154,516	108,628	181,730
Other	10,138	7,076	(362)

Total revenues	881,845	709,898	1,358,093

Expenses:
Contract drilling:
Operating costs	186,813	140,080	312,907
Depreciation	69,970	45,326	69,841
Oil and natural gas:
Operating costs	105,365	87,734	116,239
Depreciation, depletion and amortization	118,793	114,681	159,550
Impairment of oil and natural gas properties (Note 2)	0	281,241	281,966
Gas gathering and processing:
Operating costs	122,146	87,908	150,466
Depreciation and amortization	15,385	16,104	14,822
General and administrative	26,152	24,011	25,419
Interest, net	0	539	1,304

Total expenses	644,624	797,624	1,132,514

Income (loss) before income taxes	237,221	(87,726)	225,579

Income tax expense (benefit):
Current	(9,935)	(223)	40,877
Deferred	100,672	(32,003)	41,077

Total income taxes	90,737	(32,226)	81,954

Net income (loss)	$146,484	$(55,500)	$143,625

Net income (loss) per common share:
Basic	$3.10	$(1.18)	$3.08

Diluted	$3.09	$(1.18)	$3.06

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Year Ended December 31, 2008, 2009 and 2010

	Common Stock	Capital In Excess of Par Value	Accumulated Other Compre- hensive Income	Retained Earnings	Total
Balances, January 1, 2008	$9,280	$344,512	$1,160	$1,079,865	$1,434,817
Comprehensive income:
Net Income	0	0	0	143,625	143,625
Other comprehensive income (net of tax of $18,704, $275 and ($94)):
Change in value of cash flow derivative instruments used as cash flow hedges	0	0	31,816	0	31,816
Reclassification— derivative settlements	0	0	469	0	469
Ineffective portion of derivatives qualifying for cash flow hedge accounting	0	0	(161)	0	(161)

Total comprehensive income	0	0	0	0	175,749
Activity in employee compensation plans (220,875 shares)	45	22,488	0	0	22,533

Balances, December 31, 2008	9,325	367,000	33,284	1,223,490	1,633,099
Comprehensive income (loss):
Net loss	0	0	0	(55,500)	(55,500)
Other comprehensive income (loss) (net of tax of $20,430, ($37,560), $340):
Change in value of cash flow derivative instruments used as cash flow hedges	0	0	32,307	0	32,307
Reclassification— derivative settlements	0	0	(61,690)	0	(61,690)
Ineffective portion of derivatives qualifying for cash flow hedge accounting	0	0	557	0	557

Total comprehensive loss	0	0	0	0	(84,326)
Activity in employee compensation plans (274,705 shares)	80	16,957	0	0	17,037

Balances, December 31, 2009	9,405	383,957	4,458	1,167,990	1,565,810
Comprehensive income (loss):
Net income	0	0	0	146,484	146,484
Other comprehensive income (loss) (net of tax of $13,254, ($19,987), ($267)):
Change in value of cash flow derivative instruments used as cash flow hedges	0	0	21,392	0	21,392
Reclassification— derivative settlements	0	0	(32,268)	0	(32,268)
Ineffective portion of derivatives qualifying for cash flow hedge accounting	0	0	(433)	0	(433)

Total comprehensive income	0	0	0	0	135,175
Activity in employee compensation plans (379,762 shares)	88	9,544	0	0	9,632

Balances, December 31, 2010	$9,493	$393,501	$(6,851)	$1,314,474	$1,710,617

The accompanying notes are an integral part of the consolidated financial statements

UNIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$146,484	$(55,500)	$143,625
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	205,124	177,166	244,912
Impairment of oil and natural gas properties (Note 2)	0	281,241	281,966
Unrealized (gain) loss on derivatives	(1,036)	1,944	(1,302)
(Gain) loss on disposition of assets	(9,687)	(6,224)	725
Deferred tax expense (benefit)	100,672	(32,003)	41,077
Employee stock compensation plans	10,067	10,708	15,863
Bad debt expense	0	975	1,543
ARO liability accretion	2,937	2,585	2,174
Other, net	(69)	(130)	(247)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(58,965)	116,472	(34,495)
Materials and supplies	598	3,009	3,635
Prepaid expenses and other	6,957	(1,525)	(9,996)
Accounts payable	(8,913)	(7,068)	3,685
Accrued liabilities	(3,555)	(1,410)	684
Contract advances	(542)	235	(3,936)

Net cash provided by operating activities	390,072	490,475	689,913

INVESTING ACTIVITIES:
Capital expenditures	(484,080)	(316,660)	(782,434)
Producing property and other acquisitions	(92,573)	0	(25,727)
Proceeds from disposition of property and equipment	40,048	44,733	4,735
Acquisition of other assets	344	0	(2,715)

Net cash used in investing activities	(536,261)	(271,927)	(806,141)

FINANCING ACTIVITIES:
Borrowings under line of credit	286,900	95,600	397,600
Payments under line of credit	(153,900)	(265,100)	(318,700)
Proceeds from exercise of stock options	149	282	2,507
Tax (expense) benefit from stock options	40	(252)	1,449
Increase (decrease) in book overdrafts (Note 2)	13,219	(48,522)	32,880

Net cash provided by (used in) financing activities	146,408	(217,992)	115,736

Net increase (decrease) in cash and cash equivalents	219	556	(492)
Cash and cash equivalents, beginning of year	1,140	584	1,076

Cash and cash equivalents, end of year	$1,359	$1,140	$584

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	$0	$682	$1,679
Income taxes	$3,143	$12,302	$45,700
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	$(29,700)	$18,285	$7,068

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

Contract Drilling.    Carried out by our subsidiary, Unit Drilling Company and its subsidiary, we contract to drill onshore oil and natural gas wells for our own account and for others. Our current contract drilling operations are conducted in the oil and natural gas producing provinces of Oklahoma, Texas, Louisiana, Wyoming, Colorado, Utah, Montana and North Dakota. We provide land contract drilling services for a wide range of customers.

Oil and Natural Gas.    Carried out by our subsidiary, Unit Petroleum Company, we explore, develop, acquire and produce oil and natural gas properties for our own account. Our producing oil and natural gas properties, undeveloped leaseholds and related assets are located mainly in Oklahoma, Texas, Louisiana, North Dakota, Colorado and Pennsylvania and, to a lesser extent, in Arkansas, New Mexico, Wyoming, Montana, Alabama, Kansas, Mississippi, Michigan, Maryland and a small portion in Canada. The majority of our contract drilling and exploration and production activities are oriented toward drilling for and producing natural gas.

Mid-Stream.    Carried out by our subsidiary, Superior Pipeline Company, L.L.C. and its subsidiary, we buy, sell, gather, process and treat natural gas for our own account and for third parties. Mid-Stream operations are performed in Oklahoma, Texas, Kansas, Pennsylvania and West Virginia.

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

Drilling Contracts.    We recognize revenues and expenses generated from “daywork” drilling contracts as the services are performed, since we do not bear the risk of completion of the well. Under “footage” and “turnkey” contracts, we bear the risk of completion of the well; therefore, revenues and expenses are recognized when the well is substantially completed. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The entire amount of a loss, if any, is recorded when

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loss is deter-minable. The costs of uncompleted drilling contracts include expenses incurred to date on “footage” or “turnkey” contracts, which are still in process at the end of the period, and are included in other current assets. Typically, any one of these three types of contracts can be used for the drilling of one well which can take from 20 to 90 days. At December 31, 2010, substantially all of our contracts were daywork contracts of which 38 were multi-well and had durations which ranged from six months to two years. These 38 contracts do not include the five term contracts for the new drilling rigs we are adding in 2011. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate.

Cash Equivalents and Book Overdrafts.    We include as cash equivalents all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued before the end of the period, but not presented to our bank for payment before the end of the period. At December 31, 2009 we did not have any book overdrafts and at December 31, 2010, book overdrafts were $13.1 million and included in accounts payable.

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

Financial Instruments and Concentrations of Credit Risk and Non-performance Risk.    Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables with a variety of oil and natural gas companies. We do not generally require collateral related to receivables. Our credit risk is considered to be limited due to the large number of customers comprising our customer base. Below are the third-party customers that accounted for more than 10% of our segment’s revenues:

	2010	2009	2008
	(In thousands)
Drilling:
QEP Resources, Inc.	28%	35%	19%
Mid-stream:
ONEOK	53%	52%	79%
Gavilon	12%	0%	0%
ConocoPhillips	12%	15%	0%
Tenaska	7%	17%	0%

There was not a third party customer that accounted for more than 10% of our oil and natural gas revenues during 2010, 2009 or 2008.

We had a concentration of cash of $23.8 million and $35.0 million at December 31, 2010 and 2009, respectively with one bank.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We considered this non-performance risk with regard to our counterparties and our own non-performance risk in our derivative valuation at December 31, 2010 and determined there was no material risk at that time. At December 31, 2010, the fair values of the net assets (liabilities) we had with each of the counterparties with respect to all of our commodity derivative transactions are listed in the table below:

December 31, 2010
(In millions)
Bank of Montreal	$7.4
Bank of America, N.A.	(0.3)
Crédit Agricole Corporate and Investment Bank, London Branch	(8.5)
Comerica Bank	(5.6)
BBVA Compass Bank	(2.3)
Barclays Capital	0.1
BNP Paribas	0.2
ConocoPhillips	(0.1)

Total	$(9.1)

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

Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in such estimates could cause us to reduce the carrying value of property and equipment. No significant impairments were recorded at December 31, 2010, 2009 or 2008.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill.    Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. Goodwill is all related to our contract drilling segment, and accordingly, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. No goodwill impairment was recorded for the years ended December 31, 2010, 2009, or 2008. There were no additions to goodwill in 2010, 2009 or 2008. Goodwill of $6.5 million is deductible for tax purposes.

Intangible Assets.    Intangible assets are capitalized and amortized over the estimated period benefited. Such amounts are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No intangible asset impairment was recorded for the years ended December 31, 2010 or 2009. Amortization of $2.6 million, $3.7 million and $4.4 million was recorded in 2010, 2009 and 2008, respectively. Accumulated amortization for 2010 and 2009 was $14.9 million and $12.3 million, respectively. Amortization of $1.2 million, $1.2 million and $0.7 million is expected to be recorded in 2011, 2012 and 2013, respectively.

Oil and Natural Gas Operations.    We account for our oil and natural gas exploration and development activities using the full cost method of accounting prescribed by the SEC. Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of our oil and natural gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized and amortized on a units-of-production method based on proved oil and natural gas reserves. Directly related overhead costs of $13.4 million, $13.2 million and $15.3 million were capitalized in 2010, 2009 and 2008, respectively. Independent petroleum engineers annually audit our internal evaluation of our reserves. The average rates used for depreciation, depletion and amortization (DD&A) were $1.99, $1.87 and $2.50 per Mcfe in 2010, 2009 and 2008, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. Our undeveloped leasehold properties totaling $175.1 million are excluded from the DD&A calculation.

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

We recorded a non-cash ceiling test write down of $282.0 million pre-tax ($175.5 million, net of tax) during the year ended December 31, 2008 as a result of declines in commodity prices. Derivative instruments qualifying

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as cash flow hedges were included in determining the limitation on the capitalized costs in our December 31, 2008 ceiling test calculation. The effect of including those hedges was a $96.0 million pre-tax increase in the discounted net cash flow of our oil and natural gas properties. Our qualifying cash flow hedges as of December 31, 2008, which consisted of swaps and collars, covered 2009 production of 40.2 Billion cubic feet of natural gas equivalent (Bcfe) and 2010 production of 23.7 Bcfe.

We recorded a non-cash ceiling test write-down of $281.2 million pre-tax ($175.1 million, net of tax) during the quarter ending March 31, 2009. This write-down resulted from the reduction in commodity prices existing at the end of the first quarter of 2009 as compared to at the end of 2008. Derivative instruments qualifying as cash flow hedges were included in determining the limitation on the capitalized costs in our March 31, 2009 ceiling test calculation. The effect of including those hedges was a $197.9 million pre-tax increase in the discounted net cash flow of our oil and natural gas properties. Our qualifying cash flow hedges as of March 31, 2009, which consisted of swaps and collars, covered 2009 production of 30.3 Bcfe and 2010 production of 33.2 Bcfe.

At December 31, 2010, using the existing 12-month average commodity prices, including the discounted value of our commodity hedges, we were not required to record a ceiling test write-down. However, if there are declines in the 12-month average prices, including the discounted value of our commodity hedges, we may be required to record a write-down in future periods. Our qualifying cash flow hedges used in the ceiling test determination as of December 31, 2010, consisted of swaps and collars covering 26.3 Bcfe in 2011 and 8.8 Bcfe in 2012. The effect of those hedges on the December 31, 2010 ceiling test was a $22.8 million pre-tax increase in the discounted net cash flows of our oil and natural gas properties. Even without the impact of those hedges, we would not have been required to take a write-down for the quarter. Our oil and natural gas hedging is discussed in Note 13 of the Notes to our Consolidated Financial Statements.

Our contract drilling segment provides drilling services for our exploration and production segment. Depending on their timing some of the drilling services performed on our properties are also deemed to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for such services are eliminated in our income statement, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $40.1 million, $15.0 million and $65.5 million for 2010, 2009 and 2008, respectively from our contract drilling segment and eliminated the associated operating expense of $31.0 million, $13.7 million and $37.6 million during 2010, 2009 and 2008, respectively, yielding $9.1 million, $1.3 million and $27.9 million during 2010, 2009 and 2008, respectively, as a reduction to the carrying value of our oil and natural gas properties.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Limited Partnerships.    Unit Petroleum Company is a general partner in 16 oil and natural gas limited partnerships sold privately and publicly. Some of our officers, directors and employees own the interests in most of these partnerships. We share in each partnership’s revenues and costs in accordance with formulas set out in each of the limited partnership agreement. The partnerships also reimburse us for certain administrative costs incurred on behalf of the partnerships.

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

Natural Gas Balancing.    We use the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than its share of pro-rata production from certain wells. We estimate our December 31, 2010 balancing position to be approximately 3.0 Bcf on under-produced properties and approximately 3.2 Bcf on over-produced properties. We have recorded a receivable of $1.5 million on certain wells where we estimate that insufficient reserves are available for us to recover the under-production from future production volumes. We have also recorded a liability of $3.3 million on certain properties where we believe there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes. Our policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which we have imbalances are not material.

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

Note 3. Acquisitions

On June 2, 2010, we completed an acquisition of oil and natural gas properties from certain unaffiliated third parties in an effort to explore and develop more oil rich plays. The properties were purchased for approximately $73.7 million in cash, after post close adjustments. The purchase price allocation was $48.7 million for proved properties and $25.0 million for undeveloped leasehold not being amortized. The acquisition included approximately 45,000 net leasehold acres and 10 producing oil wells and is focused on the Marmaton horizontal oil play located mainly in Beaver County, Oklahoma. Proved developed producing net reserves associated with the 10 acquired producing wells is approximately 762,000 BOE — consisting of 511,000 barrels of oil, 155,000 barrels of NGLs and 573 MMcf of natural gas.

Also during the second quarter of 2010, we completed an acquisition of approximately 32,000 net acres of undeveloped oil and gas leasehold located in Southwest Oklahoma and North Texas for approximately $17.6 million.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4. Earnings (Loss) Per Share

The following data shows the amounts used in computing earnings (loss) per share:

	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the year ended December 31, 2010:
Basic earnings per common share	$146,484	47,278	$3.10
Effect of dilutive stock options, restricted stock and SARs	0	176	(0.01)

Diluted earnings per common share	$146,484	47,454	$3.09

For the year ended December 31, 2009:
Basic earnings (loss) per common share	$(55,500)	46,990	$(1.18)
Effect of dilutive stock options, restricted stock and SARs	0	0	0

Diluted earnings (loss) per common share	$(55,500)	46,990	$(1.18)

For the year ended December 31, 2008:
Basic earnings per common share	$143,625	46,586	$3.08
Effect of dilutive stock options and restricted stock	0	323	(0.02)

Diluted earnings per common share	$143,625	46,909	$3.06

Due to the net loss for 2009, approximately 373,000 weighted average shares related to stock options, restricted stock and SARs were antidilutive and were excluded from the earnings per share calculation above. The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of our common stock for the years ended December 31:

	2010	2009	2008
Options and SARs	222,901	358,821	84,900

Average exercise price	$52.59	$47.83	$64.39

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2010	2009
	(In thousands)
Employee costs	$16,499	$13,307
Lease operating expenses	6,214	6,244
Taxes	1,310	5,085
Hedge settlements	1,634	2,503
Other	4,436	7,432

Total accrued liabilities	$30,093	$34,571

Note 6. Long-Term Debt and Other Long-Term Liabilities

Long-Term Debt

Long-term debt consisted of the following as of December 31:

	2010	2009
	(In thousands)
Revolving credit facility, with interest, including the effect of hedging, at December 31, 2010 and 2009 of 3.5% and 4.3%, respectively	$163,000	$30,000
Less current portion	0	0

Total long-term debt	$163,000	$30,000

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

At our election, any part of the outstanding debt under the Credit Facility may be fixed at a London Interbank Offered Rate (LIBOR) for a 30, 60, 90 or 180 day period. During any LIBOR funding period, the outstanding principal balance of the promissory note to which the LIBOR option applies may be repaid after three days prior notice to the administrative agent and on payment of any applicable funding indemnification amounts. LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50%

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the BOK Financial Corporation (BOKF) National Prime Rate, which cannot be less than LIBOR plus 1.00%, and is payable at the end of each month and the principal borrowed may be paid at any time, in part or in whole, without a premium or penalty. At December 31, 2010, $160.0 million of our $163.0 million in outstanding borrowings were subject to LIBOR.

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

As of December 31 2010, we were in compliance with our Credit Facility’s covenants.

Based on the borrowing rates currently available to us for debt with similar terms and maturities and consideration of our non-performance risk, long-term debt at December 31, 2010 approximates its fair value.

At December 31, 2010, the carrying values on the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, other current assets and current liabilities approximate their fair value because of their short term nature.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

	2010	2009
	(In thousands)
ARO liability	$69,265	$56,404
Workers’ compensation	17,566	22,974
Separation benefit plans	5,690	4,681
Gas balancing liability	3,263	3,263
Deferred compensation plan	2,368	2,004

	98,152	89,326
Less current portion	10,122	9,342

Total other long-term liabilities	$88,030	$79,984

Estimated annual principle payments under the terms of debt and other long-term liabilities from 2011 through 2015 are $10.1 million, $165.9 million, $14.0 million, $2.5 million and $2.7 million, respectively.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Asset Retirement Obligations

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

The following table shows certain information about our AROs for the periods indicated:

	2010	2009
	(In thousands)
ARO liability, January 1:	$56,404	$49,230
Accretion of discount	2,937	2,585
Liability incurred	4,768	3,447
Liability settled	(763)	(1,331)
Revision of estimates (1)	5,919	2,473

ARO liability, December 31:	69,265	56,404
Less current portion	1,915	1,080

Total long-term ARO liability	$67,350	$55,324

(1)	ARO liability estimates were revised upward in 2010 and 2009 due to the increase in the cost of contract services utilized to plug wells over the preceding years.

Note 8. Income Taxes

A reconciliation of income tax expense (benefit), computed by applying the federal statutory rate to pre-tax income to our effective income tax expense is as follows:

	2010	2009	2008
	(In thousands)
Income tax expense (benefit) computed by applying the statutory rate	$83,027	$(30,704)	$78,943
State income tax, net of federal benefit	6,030	(2,409)	4,547
Domestic production activities deduction	0	0	(2,081)
Statutory depletion and other	1,680	887	545

Income tax expense (benefit)	$90,737	$(32,226)	$81,954

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the periods indicated, the total provision for income taxes consisted of the following:

	2010	2009	2008
	(In thousands)
Current taxes:
Federal	$(6,856)	$(5,124)	$38,535
State	(3,079)	4,901	2,342

	(9,935)	(223)	40,877

Deferred taxes:
Federal	88,021	(23,510)	37,180
State	12,651	(8,493)	3,897

	100,672	(32,003)	41,077

Total provision	$90,737	$(32,226)	$81,954

Deferred tax assets and liabilities are comprised of the following at December 31:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$47,742	$41,882
Net operating loss carryforward	2,926	2,941
Alternative minimum tax credit carryforward	0	8,857

	50,668	53,680
Deferred tax liability:
Depreciation, depletion, amortization and impairment	(593,237)	(485,573)

Net deferred tax liability	(542,569)	(431,893)
Current deferred tax asset	13,537	14,423

Non-current—deferred tax liability	$(556,106)	$(446,316)

Realization of the deferred tax assets are dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2010, we have net operating loss carryforwards of approximately $5.4 million which expire from 2015 to 2021.

Note 9. Employee Benefit Plans

Under our 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. We may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. We made discretionary contributions under the plan of 74,205, 202,655 and 89,910 shares of common stock and recognized expense of $3.6 million, $3.6 million and $5.0 million in 2010, 2009 and 2008, respectively.

We provide a salary deferral plan (Deferral Plan) which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. The liability recorded under the Deferral Plan at December 31, 2010 and 2009 was $2.4 million and $2.0 million, respectively. We recognized payroll expense and recorded a liability at the time of deferral.

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

On December 31, 2008, we amended all three Plans to be in compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The key amendments to the Plans address, among other things, when distributions may be made, the timing of payments, and the circumstances under which employees become eligible to receive benefits. None of the amendments materially increase the benefits, grants or awards issuable under the Plans. We recognized expense of $1.6 million, $1.5 million and $1.6 million in 2010, 2009 and 2008, respectively, for benefits associated with anticipated payments from these separation plans.

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

Note 10. Transactions with Related Parties

Unit Petroleum Company serves as the general partner of 16 oil and gas limited partnerships. Three were formed for investment by third parties and 12 (the employee partnerships) were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. The partnerships for the third party investments were formed in 1984 and 1986. Employee partnerships have been formed for each year beginning with 1984. Interests in the employee partnerships were offered to the employees of Unit and its subsidiaries whose annual base compensation was at least a specified amount ($36,000 for 2010, 2009 and 2008) and to the directors of Unit.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts received in the years ended December 31, from both public and private Partnerships for which Unit is a general partner are as follows:

	2010	2009	2008
	(In thousands)
Contract drilling	$529	$368	$916
Well supervision and other fees	$386	$352	$375
General and administrative expense reimbursement	$536	$376	$584

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Stock-Based Compensation

For restricted stock awards, stock options and SARs, we had:

	2010	2009	2008
	(In millions)
Recognized stock compensation expense	$10.8	$9.2	$11.1
Capitalized stock compensation cost for our oil and natural gas properties	2.7	2.1	3.3
Tax benefit on stock based compensation	4.1	2.6	4.1

The remaining unrecognized compensation cost related to unvested awards at December 31, 2010 is approximately $9.2 million with $1.9 million of this amount anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.8 years.

The following table estimates the fair value of each option and SARs granted under all of our plans during the twelve month periods ending December 31, using the Black-Scholes model applying the estimated values presented in the table:

	2010	2009	2008
Options granted (1)	52,504	3,496	28,000
Stock appreciation rights	0	0	0
Estimated fair value (in millions)	$0.8	$0.1	$0.7
Estimate of stock volatility	0.45	0.41	0.32
Estimated dividend yield	0%	0%	0%
Risk free interest rate	2%	2%	3%
Expected life range based on prior experience (in years)	5	5	5
Forfeiture rate	0%	5%	5%

(1)	On May 29, 2009, eight of our directors were each awarded 3,063 options contingent on shareholder approval which was received at the May 5, 2010 annual shareholder’s meeting. These 24,504 options granted and vested simultaneously with that approval. On May 6, 2010, eight of our directors each received 3,500 options which vested on November 6, 2010.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Activity pertaining to SARs granted under the Unit Corporation Stock and Incentive Compensation Plan is as follows:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2008	145,901	$46.59
Granted	0	0
Exercised	0	0
Forfeited	0	0

Outstanding at December 31, 2008	145,901	46.59
Granted	0	0
Exercised	0	0
Forfeited	0	0

Outstanding at December 31, 2009	145,901	46.59
Granted	0	0
Exercised	0	0
Forfeited	0	0

Outstanding at December 31, 2010	145,901	$46.59

There were no SARs granted in 2010, 2009 or 2008. The SARs expire after 10 years from the date of the grant. In 2010, 2009 and 2008, 48,632, 48,633 and 14,891 shares vested. The aggregate intrinsic value of the 145,901 shares outstanding subject to vesting at December 31, 2010 was zero with a weighted average remaining contractual term of 6.7 years.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity pertaining to restricted stock awards granted under the Unit Corporation Stock and Incentive Compensation Plan is as follows:

	Number of Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2008	636,054	$47.09
Granted	30,855	55.44
Vested	(20,245)	50.38
Forfeited	(29,516)	47.19

Nonvested at December 31, 2008	617,148	47.40
Granted	0	0
Vested	(68,836)	46.18
Forfeited	(41,241)	48.69

Nonvested at December 31, 2009	507,071	47.46
Granted	450,355	41.09
Vested	(496,497)	47.09
Forfeited	(14,804)	44.25

Nonvested at December 31, 2010	446,125	$47.39

The restricted stock awards vest in periods ranging from one to three years. The fair value of the restricted stock granted in 2010 and 2008 at the grant date was $16.9 million and $1.5 million, respectively. There was no restricted stock granted in 2009. The aggregate intrinsic value of the 496,497 shares of restricted stock on their 2010 vesting date was $18.3 million. The aggregate intrinsic value of the 446,125 shares outstanding subject to vesting at December 31, 2010 was $20.7 million with a weighted average remaining life of 1.2 years.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity pertaining to restricted stock awards granted under the Employee Stock Bonus Plan is as follows:

	Number of Shares	Weighted Average Grant Date Price
Nonvested at January 1, 2008	18,374	$58.30
Granted	0	0
Vested	(18,374)	58.30
Forfeited	0	0

Nonvested at December 31, 2008	0	0
Granted	0	0
Vested	0	0
Forfeited	0	0

Nonvested at December 31, 2009	0	0
Granted	0	0
Vested	0	0
Forfeited	0	0

Nonvested at December 31, 2010	0	$0

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

Activity pertaining to the Stock Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	354,500	$25.96
Granted	0	0
Exercised	(122,810)	18.75
Forfeited	(3,400)	35.20

Outstanding at December 31, 2008	228,290	29.68
Granted	0	0
Exercised	(4,065)	23.45
Forfeited	(4,600)	38.60

Outstanding at December 31, 2009	219,625	29.61
Granted	0	0
Exercised	(32,360)	20.35
Forfeited	(2,500)	37.83

Outstanding at December 31, 2010	184,765	$31.11

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total grant date fair value of the 6,200, 27,100 and 47,070 shares vesting in 2010, 2009 and 2008 was $0.2 million, $1.0 million and $0.8 million. The intrinsic value of options exercised in 2010 was $0.8 million. Total cash received from the options exercised in 2010 was $0.3 million.

	Outstanding Options at December 31, 2010
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$16.69 - $19.04	26,600	2.0 years	$19.04
$21.50 - $26.28	52,645	2.9 years	$22.81
$34.75 - $37.83	102,020	4.0 years	$37.75
$53.90	3,500	5.2 years	$53.90

The aggregate intrinsic value of the 184,765 shares outstanding subject to options at December 31, 2010 was $2.9 million with a weighted average remaining contractual term of 3.4 years.

	Exercisable Options At December 31, 2010
Exercise Prices	Number of Shares	Weighted Average Exercise Price
$19.04	26,600	$19.04
$21.50 - $22.95	52,645	$22.81
$36.42 - $37.83	102,020	$37.75
$53.90	2,800	$53.90

Options for 184,065, 212,725 and 191,390 shares were exercisable with weighted average exercise prices of $31.02, $29.25 and $27.92 at December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of shares exercisable at December 31, 2010 was $2.9 million with a weighted average remaining contractual term of 3.4 years.

On May 29, 2009, the compensation committee and board of directors, approved amendments to the existing Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan. The amendments extended the plan term from May 30, 2010 to May 30, 2017, and increased the aggregate number of shares that may be issued or delivered due to exercise of non-employee director option awards from 210,000 shares of common stock to 510,000 shares of common stock. Under the plan, on the first business day following each annual meeting of shareholders, each person who was then a member of our Board of Directors and who was not then an employee of the company or any of its subsidiaries was granted an option to purchase 3,500 shares of common stock. The option price for each stock option is the fair market value of the common stock on the date the stock options are granted. The term of each option is 10 years and cannot be increased and no stock options may be exercised during the first six months of its term except in case of death.

On the first day following the 2009 annual meeting, each non-employee director was granted 437 shares of common stock. Effective with the adoption of the amendments mentioned above, a contingent one-time grant of 3,063 shares to each non-employee director was made on May 29, 2009. These contingent option awards vested when the stockholders approved the amended plan at the May 5, 2010 annual meeting.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity pertaining to the Directors’ Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	142,500	$39.26
Granted	28,000	73.26
Exercised	(17,500)	27.30

Outstanding at December 31, 2008	153,000	46.85
Granted	3,496	31.30
Exercised	(13,000)	14.74

Outstanding at December 31, 2009	143,496	49.38
Granted	52,504	37.62
Exercised	(3,500)	17.54
Forfeited	(14,000)	58.20

Outstanding at December 31, 2010	178,500	$48.77

The total grant date fair value of the 52,504, 3,496 and 28,000 shares vesting in 2010, 2009 and 2008, respectively, was $0.8 million, $0.1 million and $0.7 million, respectively. The intrinsic value of options exercised in 2010 was $0.1 million. Total cash received from options exercised in 2010 was $0.1 million.

	Outstanding and Exercisable Options at December 31, 2010
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$17.54	3,500	0.3 years	$17.54
$20.10 - $20.46	17,500	1.9 years	$20.32
$28.23 - $41.20	84,000	7.2 years	$36.10
$57.63 - $73.26	73,500	6.3 years	$64.43

Options for 178,500, 143,496 and 153,000 shares were exercisable with weighted average exercise prices of $45.86, $49.38 and $46.85 at December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of the shares outstanding subject to options at December 31, 2010 was $1.4 million with a weighted average remaining contractual term of 6.2 years.

Note 13. Derivatives

Interest Rate Swaps

From time to time we enter into interest rate swaps to manage our exposure to possible future interest rate increases. Under these transactions we swap the variable interest rate we would otherwise pay on a portion of our bank debt for a fixed interest rate. As of December 31, 2010, we had two outstanding interest rate swaps; both were cash flow hedges. There was no material amount of ineffectiveness. This table provides certain information about those interest rate swaps:

Remaining Term	Amount	Fixed Rate	Floating Rate
January 2011 – May 2012	$15,000,000	4.53%	3 month LIBOR
January 2011 – May 2012	$15,000,000	4.16%	3 month LIBOR

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity Derivatives

We have entered into various types of derivative instruments covering some of our projected natural gas, natural gas liquids and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type and quantity of our production hedged is based, in part, on our view of current and future market conditions. As of December 31, 2010, our derivative instruments consisted of the following types of swaps and collars:

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

Oil and Natural Gas Segment:

At December 31, 2010, the following cash flow hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Jan’11 – Dec’11	Crude oil–swap	4,000 Bbl/day	$84.28	WTI–NYMEX
Jan’12 – Dec’12	Crude oil–swap	1,500 Bbl/day	$82.49	WTI–NYMEX
Jan’11 – Dec’11	Natural gas–swap	45,000 MMBtu/day	$4.93	IF–NYMEX(HH)
Jan’11 – Dec’11	Natural gas–basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 –NYMEX
Jan’12 – Dec’12	Natural gas–swap	15,000 MMBtu/day	$5.62	IF – PEPL
Jan’11 – Dec’11	Liquids–swap(1)	644,406 Gal/mo	$0.97	OPIS – Conway

(1)	Types of liquids involved are natural gasoline, ethane, propane, isobutane and normal butane.

At December 31, 2010, the following non-qualifying cash flow derivatives were outstanding:

Term	Commodity	Hedged Volume	Basis Differential	Hedged Market
Jan’11 – Dec’11	Natural gas–basis differential swap	15,000 MMBtu/day	($0.14)	Tenn Zone 0 –NYMEX
Jan’11 – Dec’11	Natural gas–basis differential swap	10,000 MMBtu/day	($0.21)	CEGT – NYMEX
Jan’11 – Dec’11	Natural gas–basis differential swap	10,000 MMBtu/day	($0.23)	PEPL – NYMEX

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values and locations of derivative instruments recorded in the balance sheet:

	Balance Sheet Location	Derivative Assets Fair Value
		December 31, 2010	December 31, 2009
		(In thousands)
Derivatives designated as hedging instruments
Commodity derivatives:
Current	Current derivative assets	$5,091	$9,945
Long-term	Non-current derivative assets	2,537	0

Total derivatives designated as hedging instruments		7,628	9,945

Derivatives not designated as hedging instruments
Commodity derivatives:
Current	Current derivative assets	477	0

Total derivatives not designated as hedging instruments		477	0

Total derivative assets		$8,105	$9,945

	Balance Sheet Location	Derivative Liabilities Fair Value
		December 31, 2010	December 31, 2009
		(In thousands)
Derivatives designated as hedging instruments
Interest rate swaps:
Current	Current portion of derivative liabilities	$1,139	$806
Long-term	Long-term derivative liabilities	475	1,142
Commodity derivatives:
Current	Current portion of derivative liabilities	13,166	1,424
Long-term	Long-term derivative liabilities	3,884	0

Total derivatives designated as hedging instruments		18,664	3,372

Derivatives not designated as hedging instruments
Commodity derivatives (basis swaps):
Current	Current portion of derivative liabilities	141	0

Total derivatives not designated as hedging instruments		141	0

Total derivative liabilities		$18,805	$3,372

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty on our balance sheets.

We recognize in accumulated other comprehensive income (OCI) the effective portion of any changes in fair value and reclassify the recognized gains (losses) on the sales to revenue and on the purchases to expense as each of the underlying transactions are settled. As of December 31, 2010 and 2009, we had a loss of $6.9 million and a gain of $4.5 million, net of tax, respectively, in accumulated OCI.

Based on market prices at December 31, 2010, we expect to transfer to earnings a loss of approximately $5.4 million, net of tax, of the loss included in accumulated OCI over the next 12 months as the various transactions are settled. The interest rate swaps and the commodity derivative instruments existing as of December 31, 2010 are expected to mature by May 2012 and December 2012, respectively.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain derivatives do not qualify as cash flow hedges. Currently, we have three basis swaps that do not qualify as cash flow hedges. For these, any changes in their fair value that occurs before their maturity (i.e., temporary fluctuations in value) are reported in the consolidated statements of operations within our oil and natural gas revenues. Any changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in our OCI until the hedged item is recognized into earnings. Any change in fair value resulting from ineffectiveness is recognized in our oil and natural gas revenues.

Effect of Derivative Instruments on the Consolidated Balance Sheets (cash flow hedges) for the year ended December 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion) (1)
	2010	2009
	(In thousands)
Interest rate swaps	$(996)	$(1,204)
Commodity derivatives	(5,855)	5,662

Total	$(6,851)	$4,458

(1)	Net of taxes.

Effect of derivative instruments on the Consolidated Statement of Operations (cash flow hedges) for the year ended December 31:

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		2010	2009	2010	2009
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$53,473	$100,286	$700	$(897)
Interest rate swaps	Interest, net	(1,218)	(1,036)	0	0

Total		$52,255	$99,250	$700	$(897)

(1)	Effective portion of gain (loss).
(2)	Ineffective portion of gain (loss).

Effect of Derivative Instruments on the Consolidated Statement of Operations (derivatives not designated as hedging instruments) for the year ended December 31:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
		(In thousands)
Commodity derivatives (basis swaps)	Oil and natural gas revenue	$336	$(3,469)

Total		$336	$(3,469)

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$0	$0	$(1,614)	$(1,614)
Commodity derivatives	$0	$(19,954)	$10,868	$(9,086)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Interest rate swaps	$0	$0	$(1,948)	$(1,948)
Commodity derivatives	$0	$(11,427)	$19,948	$8,521

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables are reconciliations of our level 3 fair value measurements:

	Net Derivatives
	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Interest Rate Swaps	Commodity Swaps and Collars	Interest Rate Swaps	Commodity Swaps and Collars
	(In thousands)
Beginning of period	$(1,948)	$19,948	$(2,516)	$58,508
Total gains or losses (realized and unrealized):
Included in earnings (loss) (1)	(1,218)	64,470	(1,036)	100,018
Included in other comprehensive income (loss)	334	(10,116)	568	(36,616)
Purchases, issuance and settlements	1,218	(63,434)	1,036	(101,962)

End of period	$(1,614)	$10,868	$(1,948)	$19,948

Total gains (losses) for the period included in earnings attributable to the change in unrealized gain (loss) relating to assets still held as of December 31, 2010 and 2009	$0	$1,036	$0	$(1,944)

(1)	Interest rate swaps and commodity sales swaps and collars are reported in the consolidated statements of operations in interest expense and revenues, respectively. Our mid-stream natural gas purchase swaps are reported in the consolidated statements of operations in expense.

Based on our valuation at December 31 2010, we determined that the non-performance risk with regard to our counterparties was immaterial.

Note 15. Commitments and Contingencies

We lease office space or yards in Elk City, Oklahoma City and Tulsa, Oklahoma; Houston, Texas; Denver, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through January, 2015. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $1.7 million, $1.4 million, $1.3 million, $1.3 million and $0.2 million in 2011-2015, respectively. Total rent expense incurred was $1.8 million, $2.1 million and $2.1 million in 2010, 2009 and 2008, respectively.

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the next twelve months, we have committed to purchase approximately $13.7 million of new drilling rig components, drill pipe, drill collars and related equipment.

We are subject to various legal proceedings arising in the ordinary course of our various businesses none of which, in our opinion, will result in judgments which would have a material adverse effect on our financial position, operating results or cash flows.

Note 16. Industry Segment Information

Our three main business segments and the different products and services they offer are:

Segment	Services or Products
Contract drilling	On-shore contract drilling of oil and natural gas wells
Oil and natural gas	Development, acquisition and production of oil and natural gas properties
Mid-stream	Buying, selling, gathering, processing and treating of natural gas

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

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information about each of our segments:

	2010	2009		2008
	(In thousands)
Revenues:
Contract drilling	$356,527	$251,364		$688,196
Elimination of inter-segment revenue	(40,143)	(15,049)		(65,469)

Contract drilling net of inter-segment revenue	316,384	236,315		622,727

Oil and natural gas	400,807	357,879		553,998

Gas gathering and processing	201,320	142,491		237,999
Elimination of inter-segment revenue	(46,804)	(33,863)		(56,269)

Gas gathering and processing net of inter-segment revenue	154,516	108,628		181,730

Other	10,138	7,076		(362)

Total revenues	$881,845	$709,898		$1,358,093

Operating income (loss) (1):
Contract drilling	$59,601	$50,909		$239,979
Oil and natural gas	176,649	(125,777	)(4)	(3,757	)(3)
Gas gathering and processing	16,985	4,616		16,442

Total operating income (loss)	253,235	(70,252)		252,664
General and administrative expense	(26,152)	(24,011)		(25,419)
Interest expense, net	0	(539)		(1,304)
Other income (expense)—net	10,138	7,076		(362)

Income (loss) before income taxes	$237,221	$(87,726)		$225,579

Identifiable assets (2):
Contract drilling	$998,658	$951,702		$1,009,292
Oil and natural gas	1,441,797	1,068,970	(4)	1,363,534	(3)
Gas gathering and processing	176,596	163,625		169,687

Total identifiable assets	2,617,051	2,184,297		2,542,513
Corporate assets	52,189	44,102		39,353

Total assets	$2,669,240	$2,228,399		$2,581,866

Capital expenditures:
Contract drilling	$118,806	$67,686		$196,229
Oil and natural gas	463,870	230,550		561,548
Gas gathering and processing	29,815	9,899		49,887
Other	6,417	474		9,860

Total capital expenditures	$618,908	$308,609		$817,524

Depreciation, depletion, amortization and impairment:
Contract drilling	$69,970	$45,326		$69,841
Oil and natural gas
Depreciation, depletion and amortization	118,793	114,681		159,550
Impairment of oil and natural gas properties	0	281,241	(4)	281,966	(3)
Gas gathering and processing	15,385	16,104		14,822
Other	976	1,055		699

Total depreciation, depletion, amortization and impairment	$205,124	$458,407		$526,878

(1)	Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization and impairment and does not include non-operating revenues, general corporate expenses, interest expense or income taxes.

UNIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Identifiable assets are those used in Unit’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture and equipment.

(3)	In December 2008, we incurred a $282.0 million pre-tax ($175.5 million net of tax) non-cash write down of oil and natural gas properties due to low commodity prices at year-end 2008.

(4)	In March 2009, we incurred a $281.2 million pre-tax ($175.1 million net of tax) non-cash write down of our oil and natural gas properties due to low commodity prices existing at the end of the first quarter 2009.

Note 17. Selected Quarterly Financial Information

Summarized unaudited quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2010:
Revenues	$206,550	$204,603	$218,116	$252,576

Gross profit (1)	$59,319	$53,499	$63,371	$77,046

Net income	$36,153	$32,175	$34,491	$43,665

Net income per common share:
Basic	$0.77	$0.68	$0.73	$0.92

Diluted	$0.76	$0.68	$0.73	$0.92

2009:
Revenues	$201,062	$164,074	$167,430	$177,332

Gross profit (loss) (1)	$(232,004)	$55,970	$54,111	$51,671

Net income (loss)	$(147,493)	$32,031	$31,449	$28,513

Net income (loss) per common share:
Basic (2)	$(3.14)	$0.68	$0.67	$0.61

Diluted (2)	$(3.14)	$0.68	$0.66	$0.60

(1)	Gross profit excludes other revenues, general and administrative expense and interest expense.

(2)	Due to the effect of rounding the basic earnings or diluted per share for the year's four quarters does not equal annual earnings per share.

SUPPLEMENTAL OIL AND GAS DISCLOSURES

(UNAUDITED)

Our oil and gas operations are substantially located in the United States. We do have operations in Canada that are insignificant. The capitalized costs at year end and costs incurred during the year were as follows:

	2010	2009	2008
	(In thousands)
Capitalized costs:
Proved properties	$2,738,093	$2,309,193	$2,090,623
Unproved properties	175,065	140,129	160,034

	2,913,158	2,449,322	2,250,657
Accumulated depreciation, depletion, amortization and impairment	(1,542,352)	(1,424,559)	(1,029,617)

Net capitalized costs	$1,370,806	$1,024,763	$1,221,040

Cost incurred:
Unproved properties acquired	$75,739	$37,137	$113,104
Proved properties acquired	50,000	3,722	41,227
Exploration	48,304	30,547	41,474
Development	279,903	154,579	351,876
Asset retirement obligation	9,924	4,565	13,867

Total costs incurred	$463,870	$230,550	$561,548

The following table shows a summary of the oil and natural gas property costs not being amortized at December 31, 2010, by the year in which such costs were incurred:

	2010	2009	2008	2007 and Prior	Total
	(In thousands)
Undeveloped Leasehold Acquired	$68,078	$24,490	$53,790	$28,707	$175,065

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the company is unable to estimate when these costs will be included in the amortization calculation.

The results of operations for producing activities are as follows:

	2010	2009	2008
	(In thousands)
Revenues	$392,229	$352,572	$545,937
Production costs	(91,143)	(75,214)	(102,207)
Depreciation, depletion, amortization and impairment	(117,793)	(394,942)	(440,588)

	183,293	(117,584)	3,142
Income tax (expense) benefit	(70,110)	43,153	(1,141)

Results of operations for producing activities (excluding corporate overhead and financing costs)	$113,183	$(74,431)	$2,001

Estimated quantities of proved developed oil, liquids and natural gas reserves and changes in net quantities of proved developed and undeveloped oil, liquids and natural gas reserves were as follows:

	Oil Bbls	Liquids Bbls	Natural Gas Mcf
	(In thousands)
2010:
Proved developed and undeveloped reserves:
Beginning of year	11,669	14,653	419,061
Revision of previous estimates (1)	434	(1,559)	(25,007)
Extensions and discoveries	3,473	878	31,328
Infill reserves in existing proved fields	2,152	3,482	34,128
Purchases of minerals in place	1,293	212	1,732
Production	(1,521)	(1,549)	(40,756)
Sales	(6)	0	0

End of Year	17,494	16,117	420,486

Proved developed reserves:
Beginning of year	9,183	11,538	338,217
End of year	12,773	12,088	346,928
Proved undeveloped reserves:
Beginning of year	2,486	3,115	80,844
End of year	4,721	4,029	73,558
2009:
Proved developed and undeveloped reserves:
Beginning of year	9,699	10,171	450,135
Revision of previous estimates (1)	459	2,793	(57,393)
Extensions and discoveries	2,135	1,996	50,480
Infill reserves in existing proved fields (2)	618	1,174	19,872
Purchases of minerals in place	44	7	30
Production	(1,286)	(1,488)	(44,063)

End of Year	11,669	14,653	419,061

Proved developed reserves:
Beginning of year	7,508	8,638	355,824
End of year	9,183	11,538	338,217
Proved undeveloped reserves:
Beginning of year	2,191	1,533	94,311
End of year	2,486	3,115	80,844
2008:
Proved developed and undeveloped reserves:
Beginning of year	9,676	6,149	419,616
Revision of previous estimates (3)	(1,278)	2,023	(23,431)
Extensions and discoveries	1,511	1,522	60,369
Infill reserves in existing proved fields (2)	830	1,657	29,848
Purchases of minerals in place	221	208	11,206
Production	(1,261)	(1,388)	(47,473)

End of Year	9,699	10,171	450,135

Proved developed reserves:
Beginning of year	7,770	5,133	326,071
End of year	7,508	8,638	355,824
Proved undeveloped reserves:
Beginning of year	1,906	1,016	93,545
End of year	2,191	1,533	94,311

(1)	Natural gas revisions of previous estimates decreased primarily due to a decline in natural gas prices and/or deleting PUDs that were stale or uneconomical.

(2)	Previously included in ‘Extensions, discoveries and other additions’.

(3)	As a result of processing more natural gas liquids out of our natural gas, revisions of previous estimates reflect an increase in NGLs derived from natural gas.

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

The standardized measure of discounted future net cash flows (SMOG) was calculated using 12-month average prices and year-end costs and statutory tax rates, adjusted for permanent differences that relate to existing proved oil, NGLs and natural gas reserves. SMOG as of December 31 is as follows:

	2010	2009	2008
	(In thousands)
Future cash flows	$3,745,046	$2,403,892	$2,694,217
Future production costs	(1,054,630)	(777,725)	(769,325)
Future development costs	(303,152)	(195,486)	(253,941)
Future income tax expenses	(799,260)	(433,366)	(510,361)

Future net cash flows	1,588,004	997,315	1,160,590
10% annual discount for estimated timing of cash flows	(732,918)	(450,980)	(536,116)

Standardized measure of discounted future net cash flows relating to proved oil, NGLs and natural gas reserves	$855,086	$546,335	$624,474

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

	2010	2009	2008
	(In thousands)
Sales and transfers of oil and natural gas produced, net of production costs	$(301,086)	$(277,358)	$(443,729)
Net changes in prices and production costs	379,097	(145,839)	(548,683)
Revisions in quantity estimates and changes in production timing	(67,116)	(54,327)	(34,066)
Extensions, discoveries and improved recovery, less related costs	340,771	136,695	229,928
Changes in estimated future development costs	15,974	100,304	20,273
Previously estimated cost incurred during the period	45,327	16,301	55,763
Purchases of minerals in place	42,280	1,288	20,797
Sales of minerals in place	(120)	0	0
Accretion of discount	77,536	89,256	148,160
Net change in income taxes	(200,815)	39,062	223,188
Other—net	(23,097)	16,479	(37,488)

Net change	308,751	(78,139)	(365,857)
Beginning of year	546,335	624,474	990,331

End of year	$855,086	$546,335	$624,474

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

The December 31, 2010, future cash flows were computed by applying the unescalated 12-month average prices of $79.43 per barrel for oil, $49.35 per barrel for NGLs and $4.38 per Mcf for natural gas, adjusted for price differentials, relating to proved reserves and to the year-end quantities of those reserves. Prior to 2009, the price was based on the single-day period-end price. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that is defined in Exchange Act Rule 13a-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

During the last quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated in this report by reference to the Proxy Statement, except for the information regarding our executive officers which is presented below. The Proxy Statement will be filed before our annual shareholders’ meeting scheduled to be held on May 4, 2011.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer was required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of our corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 21, 2010. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Executive Officers

The table below and accompanying text sets forth certain information as of February 11, 2011 concerning each of our executive officers as well as certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

NAME	AGE	POSITION HELD

Larry D. Pinkston	56	Chief Executive Officer since April 1, 2005, Director since January 15, 2004, President since August 1, 2003, Chief Operating Officer since February 24, 2004, Vice President and Chief Financial Officer from May 1989 to February 24, 2004

Mark E. Schell	53	Senior Vice President since December 2002, General Counsel and Corporate Secretary since January 1987

David T. Merrill	50	Chief Financial Officer and Treasurer since February 24, 2004, Vice President of Finance from August 2003 to February 24, 2004

Brad J. Guidry	55	Executive Vice President, Unit Petroleum Company since March 1, 2005

John Cromling	63	Executive Vice President, Unit Drilling Company since April 15, 2005

Robert Parks	56	A Manager and President, Superior Pipeline Company, L.L.C. since June 1996

Richard E. Heck	50	Vice President, Safety, Health and Environment since January 2008

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

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2010, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	362,565	(2)	$38.32	1,652,488	(3)
Equity compensation plans not approved by security holders	0		0	0

Total	362,565		$38.32	1,652,488

(1)	Shares awarded under all above plans may be newly issued, from our treasury or acquired in the open market.

(2)	This number includes the following:

184,065 stock options outstanding under the company's Amended and Restated Stock Option Plan.

178,500 stock options outstanding under the Non-Employee Directors' Stock Option Plan.

(3)	This number reflects 261,500 shares available for issuance under the Non-Employee Directors' Stock Option Plan and 1,390,988 shares available for issuance under the Unit Corporation Stock and Incentive Compensation Plan. No more than 2,000,000 of the shares available under the Unit Corporation Stock and Incentive Compensation Plan may be issued as "incentive stock options" and all of the shares available under this plan may be issued as restricted stock. In addition, shares related to grants that are forfeited, terminated, cancelled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant shall immediately become available for issuance.

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Included in Part IV of this report for the years ended December 31, 2010, 2009 and 2008:

Schedule II—Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits:

The exhibit numbers in the following list correspond to the numbers assigned such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

3.1	Restated Certificate of Incorporation of Unit Corporation (filed as Exhibit 3.1 to Form S-3 (file No. 333-83551), which is incorporated herein by reference).

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Unit's Form 8-K, dated May 9, 2006 which incorporated herein by reference).

3.2	By-Laws of Unit Corporation as amended and restated May 7, 2008 (filed as Exhibit 3.2 to Unit’s Form 8-K, dated May 8, 2008 which is incorporated herein by reference).

4.2.1	Form of Common Stock Certificate (filed as Exhibit 4.1 on Form S-3 as S.E.C. File No. 333-83551, which is incorporated herein by reference).

4.2.2	Rights Agreement as amended and restated on May 24, 2009 (filed as Exhibit 4.1 to Unit’s Form 8-K dated March 23, 2009, which is incorporated herein by reference).

4.2.3	Standstill Agreement dated March 24, 2009, by and between us and the George Kaiser Foundation (filed as Exhibit 4.2 to Unit’s Form 8-K dated March 23, 2009, which is incorporated herein by reference).

4.3	Indenture (filed as Exhibit 4.3 to Unit’s Form S-3 filed with the S.E.C. File No. 333-104165, which is incorporated herein by reference).

10.1.1	Third Amended and Restated Security Agreement effective November 1, 2005 (filed as Exhibit 10.2 to Unit’s Form 8-K dated November 4, 2005, which is incorporated herein by reference).

10.1.2*	Form of Unit Corporation Restricted Stock Bonus Agreement (filed as Exhibit 10.1 to Unit’s Form 8-K dated December 13, 2005, which is incorporated herein by reference).

10.1.3*	Unit Corporation Stock and Incentive Compensation Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement for its 2006 Annual Meeting filed on March 29, 2006).

10.1.4	Consulting Agreement with John G. Nikkel dated June 1, 2010 (filed as Exhibit 10.1 to Unit’s Form 8-K dated June 30, 2010, which is incorporated herein by reference).

10.1.5	First Amended and Restated Senior Credit Agreement dated May 24, 2007 (filed as Exhibit 10.1 to Unit’s Form 8-K dated May 25, 2007, which is incorporated herein by reference).

10.1.6	Amended and Restated Key Employee Change of Control Contract dated August 19, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated August 25, 2008, which is incorporated herein by reference).

10.1.7	Amendment to First Amended and Restated Senior Credit Agreement dated December 23, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated December 23, 2008, which is incorporated herein by reference).

10.2.1	Unit 1979 Oil and Gas Program Agreement of Limited Partnership (filed as Exhibit I to Unit Drilling and Exploration Company’s Registration Statement on Form S-1 as S.E.C. File No. 2-66347, which is incorporated herein by reference).

10.2.2	Unit 1984 Oil and Gas Program Agreement of Limited Partnership (filed as an Exhibit 3.1 to Unit 1984 Oil and Gas Program’s Registration Statement Form S-1 as S.E.C. File No. 2-92582, which is incorporated herein by reference).

10.2.3*	Unit’s Amended and Restated Stock Option Plan (filed as an Exhibit to Unit’s Registration Statement on Form S-8 as S.E.C. File No’s. 33-19652, 33-44103, 33-64323 and 333-39584 which is incorporated herein by reference).

10.2.4*	Unit Corporation Non-Employee Directors’ Stock Option Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-49724 and File No. 333-166605, which are incorporated herein by reference).

10.2.5*	Unit Corporation Employees’ Thrift Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 33-53542, which is incorporated herein by reference).

10.2.6	Unit Consolidated Employee Oil and Gas Limited Partnership Agreement (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

10.2.7*	Unit Corporation Salary Deferral Plan (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

10.2.8*	Separation Agreement, dated May 11, 2001, between the Registrant and Mr. Kirchner (filed as Exhibit 99.4 to Unit’s Form 8-K dated May 18, 2001, which is incorporated herein by reference).

10.2.9*	Consulting Agreement, dated December 16, 2004, between John G. Nikkel and the Registrant (filed as Exhibit 10.4 to Unit’s Form 8-K dated December 20, 2004).

10.2.10*	Unit Corporation Separation Benefit Plan for Senior Management as amended (filed as an Exhibit 10.1 to Unit’s Form 8-K dated December 20, 2004).

10.2.11*	Unit Corporation Special Separation Benefit Plan as amended (filed as Exhibit 10.3 to Unit’s Form 8-K dated December 20, 2004).

10.2.12*	Consulting Agreement Renewal dated April 12, 2006, between John G. Nikkel and the Registrant (filed as Exhibit 99.1 to Unit's Form 8-K dated April 18, 2006).

10.2.13	Unit 2000 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under the cover of Form 10-K for the year ended December 31, 1999).

10.2.14*	Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan (filed as an Exhibit to Form S-8 as S.E.C. File No. 333-38166, which is incorporated herein by reference).

10.2.15	Unit 2001 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under the cover of Form 10-K for the year ended December 31, 2000).

10.2.16	Unit 2002 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2001).

10.2.17	Unit 2003 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2002).

10.2.18	Unit 2004 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2003).

10.2.19	Unit 2005 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2004).

10.2.20*	Form of Indemnification Agreement entered into between the Company and its executive officers and directors (filed as Exhibit 10.1 to Unit’s Form 8-K dated February 22, 2005, which is incorporated herein by reference).

10.2.21	Unit 2006 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2005).

10.2.22	Unit 2007 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2006).

10.2.23*	Separation Benefit Plan as amended August 21, 2007 (filed as an Exhibit to Unit's Form 10-Q for the quarter ended September 30, 2007).

10.2.24	Unit 2008 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2007).

10.2.25*	Annual Bonus Performance Plan entered into October 21, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated October 23, 2008, which is incorporated herein by reference).

10.2.26*	Separation Benefit Plan as amended October 21, 2008 (filed as Exhibit 10.2 to Unit’s Form 8-K dated October 23, 2008, which is incorporated herein by reference).

10.2.27*	Separation Benefit Plan as amended December 31, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.2.28*	Special Separation Benefit Plan as amended December 31, 2008 (filed as Exhibit 10.2 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.2.29*	Separation Benefit Plan for Senior Management as amended December 31, 2008 (filed as Exhibit 10.3 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.2.30	Unit 2009 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2008).

10.2.31*	Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan as Amended and Restated August 25, 2004 (as amended on May 29, 2009 and filed as Exhibit 10.1 to Unit’s Form 8-K dated May 29, 2009, which is incorporated herein by reference).

10.2.32	Unit 2010 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2009).

10.2.33	Unit 2011 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herein).

23.2	Consent of Ryder Scott Company, L.P. (filed herein).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

99.1	Ryder Scott Company, L.P. Summary Report (filed herein).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

Schedule II

UNIT CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Deductions & Net Write-Offs	Balance at End of Period
	(In thousands)
Year ended December 31, 2010	$5,186	$0	$(103)	$5,083

Year ended December 31, 2009	$4,893	$975	$(682)	$5,186

Year ended December 31, 2008	$3,350	$1,620	$(77)	$4,893

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE: February 24, 2011	By:	/S/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2011.

Name	Title

/s/ JOHN G. NIKKEL John G. Nikkel	Chairman of the Board and Director

/S/ LARRY D. PINKSTON Larry D. Pinkston	President and Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)

/S/ DAVID T. MERRILL David T. Merrill	Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ DON HAYES Don Hayes	Controller (Principal Accounting Officer)

/S/ J. MICHAEL ADCOCK J. Michael Adcock	Director

/S/ GARY CHRISTOPHER Gary Christopher	Director

/S/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Director

/S/ KING P. KIRCHNER King P. Kirchner	Director

/S/ WILLIAM B. MORGAN William B. Morgan	Director

/S/ ROBERT SULLIVAN, JR. Robert Sullivan, Jr.	Director

/S/ JOHN H. WILLIAMS John H. Williams	Director

EXHIBIT INDEX

Exhibit No.	Description
10.2.33	Unit 2011 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer under Rule 13a—14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a—14(a) of the Exchange Act.

32	Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Ryder Scott Company, L.P. Summary Report.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.