Form 10-Q
period 2014-09-30
UNIT CORP
filed 2014-11-04
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Yes [  ]            No [x]
As of October 24, 2014, 49,574,090 shares of the issuer's common stock were outstanding.

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

These forward-looking statements include, among others, such things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	the amount of wells we plan to drill or rework;

•	prices for oil, natural gas liquids (NGLs), and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of our legal proceedings will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions impacting our costs and increasing operating restrictions or delays as well as other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	the number of wells our oil and natural gas segment plans to drill during the year; and

•	our outlook for the demand of our new drilling rig, the BOSS drilling rig.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$895	$18,593
Accounts receivable, net of allowance for doubtful accounts of $2,292 and $5,342 at September 30, 2014 and at December 31, 2013, respectively	179,464	139,788
Materials and supplies	8,776	10,998
Current derivative asset (Note 9)	4,047	515
Current deferred tax asset	13,585	13,585
Assets held for sale	—	15,621
Prepaid expenses and other	13,360	12,931
Total current assets	220,127	212,031
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	4,696,879	4,235,712
Unproved properties not being amortized	584,270	545,588
Drilling equipment	1,569,202	1,477,093
Gas gathering and processing equipment	606,815	549,422
Transportation equipment	40,402	39,666
Other	107,965	87,435
	7,605,533	6,934,916
Less accumulated depreciation, depletion, amortization, and impairment	3,480,885	3,212,225
Net property and equipment	4,124,648	3,722,691
Debt issuance cost	10,653	11,844
Goodwill	62,808	62,808
Non-current derivative asset (Note 9)	658	—
Other assets	12,917	13,016
Total assets	$4,431,811	$4,022,390

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	September 30, 2014	December 31, 2013
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,736	$154,062
Accrued liabilities (Note 4)	83,930	64,363
Income taxes payable	15,452	7,474
Current derivative liabilities (Note 9)	—	5,561
Current portion of other long-term liabilities (Note 5)	14,221	12,113
Total current liabilities	351,339	243,573
Long-term debt (Note 5)	676,843	645,696
Other long-term liabilities (Note 5)	147,214	158,331
Deferred income taxes	888,915	801,398
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 49,574,708 and 49,107,004 shares issued, respectively	9,730	9,659
Capital in excess of par value	460,680	445,470
Retained earnings	1,897,090	1,718,263
Total shareholders’ equity	2,367,500	2,173,392
Total liabilities and shareholders’ equity	$4,431,811	$4,022,390

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$188,471	$157,320	$575,176	$475,728
Contract drilling	120,652	100,647	341,530	313,180
Gas gathering and processing	91,851	75,809	277,687	203,821
Total revenues	400,974	333,776	1,194,393	992,729
Expenses:
Oil and natural gas:
Operating costs	48,841	50,139	133,979	138,171
Depreciation, depletion, and amortization	70,033	56,294	200,958	163,612
Contract drilling:
Operating costs	66,727	58,988	197,025	188,580
Depreciation	22,560	17,402	61,194	52,570
Gas gathering and processing:
Operating costs	78,558	63,098	238,166	172,065
Depreciation and amortization	10,272	8,773	29,972	24,143
General and administrative	10,172	9,936	30,409	28,288
(Gain) loss on disposition of assets	529	(4,345)	(9,092)	(7,744)
Total operating expenses	307,692	260,285	882,611	759,685
Income from operations	93,282	73,491	311,782	233,044
Other income (expense):
Interest, net	(4,280)	(3,625)	(12,201)	(11,777)
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	19,841	(13,760)	(9,234)	(3,340)
Other	(68)	(14)	3	(171)
Total other income (expense)	15,493	(17,399)	(21,432)	(15,288)
Income before income taxes	108,775	56,092	290,350	217,756
Income tax expense:
Current	5,451	2,111	23,721	6,745
Deferred	35,802	19,749	87,802	77,566
Total income taxes	41,253	21,860	111,523	84,311
Net income	$67,522	$34,232	$178,827	$133,445
Net income per common share:
Basic	$1.39	$0.71	$3.68	$2.77
Diluted	$1.37	$0.70	$3.65	$2.75

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$67,522	$34,232	$178,827	$133,445
Other comprehensive income (loss), net of taxes:
Change in value of derivative instruments used as cash flow hedges, net of tax of $0, ($3,013), $0, and ($5,517)	—	(4,797)	—	(8,617)
Reclassification - derivative settlements, net of tax of $0, $1,240, $0, and $63	—	1,970	—	139
Ineffective portion of derivatives, net of tax of $0, $97, $0, and ($44)	—	155	—	(72)
Comprehensive income	$67,522	$31,560	$178,827	$124,895

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net income	$178,827	$133,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	294,412	242,590
Loss on derivatives	9,234	3,542
Cash payments on derivatives settled	(18,984)	(1,777)
Deferred tax expense	87,802	77,566
Gain on disposition of assets	(9,092)	(7,744)
Employee stock compensation plans	17,780	16,652
Other, net	5,156	4,263
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(47,704)	1,888
Accounts payable	1,708	320
Material and supplies	2,222	(1,767)
Accrued liabilities	28,596	31,041
Other, net	(430)	942
Net cash provided by operating activities	549,527	500,961
INVESTING ACTIVITIES:
Capital expenditures	(686,405)	(512,574)
Proceeds from disposition of assets	49,341	89,916
Other	303	—
Net cash used in investing activities	(636,761)	(422,658)
FINANCING ACTIVITIES:
Borrowings under credit agreement	395,700	222,500
Payments under credit agreement	(364,900)	(293,600)
Payments on capitalized leases	(1,505)	—
Proceeds from exercise of stock options	926	578
Book overdrafts	39,315	(7,014)
Net cash provided by (used in) financing activities	69,536	(77,536)
Net increase (decrease) in cash and cash equivalents	(17,698)	767
Cash and cash equivalents, beginning of period	18,593	974
Cash and cash equivalents, end of period	$895	$1,741

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	(1,340)	(1,301)
Income taxes	16,000	7,300
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	(42,651)	(516)
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	40,516	16,417
Non-cash additions to property, plant, and equipment acquired under capital leases	(28,202)	—
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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state the following:

• Balance Sheets at September 30, 2014 and December 31, 2013;
• Statements of Income for the three and nine months ended September 30, 2014 and 2013;
• Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; and
• Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States (GAAP). GAAP requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates. Results for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be realized for the full year in the case of 2014, or that we realized for the full year of 2013.

Certain amounts in the accompanying unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to current year presentation. Certain financial statement captions were expanded or combined with no impact to consolidated net income or shareholders' equity.

With respect to the unaudited financial information for the three and nine month periods ended September 30, 2014 and 2013, our auditors, PricewaterhouseCoopers LLP, reported that it applied limited procedures in accordance with professional standards in reviewing that information. Its separate report dated November 4, 2014, which is included in this report, states that it did not audit and it does not express an opinion on that unaudited financial information. Accordingly, the degree of reliance placed on its report should be restricted in light of the limited review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for its report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

NOTE 2 – DIVESTITURES

We sold non-core oil and natural gas assets, net of related expenses, for $18.5 million during the first nine months of 2014, compared to $64.4 million during the first nine months of 2013 (of which $57.1 million was due to the sales in the third quarter of 2013 of our interest in certain Bakken properties). Proceeds from those sales reduced the net book value of our full cost pool with no gain or loss recognized.

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

In the second and third quarters of 2013, we sold three 2,000 horsepower electric drilling rigs to unaffiliated third-parties.

NOTE 3 – EARNINGS PER SHARE

Information related to the calculation of earnings per share follows:

	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended September 30, 2014
Basic earnings per common share	$67,522	48,650	$1.39
Effect of dilutive stock options, restricted stock, and stock appreciation rights (SARs)	—	527	(0.02)
Diluted earnings per common share	$67,522	49,177	$1.37
For the three months ended September 30, 2013
Basic earnings per common share	$34,232	48,254	$0.71
Effect of dilutive stock options, restricted stock, and SARs	—	404	(0.01)
Diluted earnings per common share	$34,232	48,658	$0.70

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	September 30,
	2014	2013
Stock options and SARs	24,500	149,665
Average exercise price	$73.26	$58.41

	Income (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the nine months ended September 30, 2014
Basic earnings per common share	$178,827	48,596	$3.68
Effect of dilutive stock options, restricted stock, and SARs	—	458	(0.03)
Diluted earnings per common share	$178,827	49,054	$3.65
For the nine months ended September 30, 2013
Basic earnings per common share	$133,445	48,193	$2.77
Effect of dilutive stock options, restricted stock, and SARs	—	317	(0.02)
Diluted earnings per common share	$133,445	48,510	$2.75

	Nine Months Ended
	September 30,
	2014	2013
Stock options and SARs	49,000	149,665
Average exercise price	$67.83	$58.41

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Employee costs	$27,242	$27,633
Interest	17,343	6,504
Lease operating expenses	15,269	16,073
Taxes	12,994	2,313
Derivative settlements	114	416
Deposits on assets held for sale	—	3,750
Other	10,968	7,674
Total accrued liabilities	$83,930	$64,363

NOTE 5 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the dates in the table, our long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Credit agreement with an average interest rate of 4.0% at September 30, 2014	$30,800	$—
6.625% senior subordinated notes due 2021, net of unamortized discount of $4.0 million at September 30, 2014 and $4.3 million at December 31, 2013	646,043	645,696
Total long-term debt	$676,843	$645,696

Credit Agreement. Under our Senior Credit Agreement (credit agreement), the amount we can borrow is the lesser of the amount we elect (from time to time) as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $900.0 million. Our current commitment amount is $500.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. The credit agreement matures as of September 13, 2016. In connection with the most recent amendment of the credit agreement, we paid $1.5 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement.

The amount of the borrowing base–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. Effective with the April 2014 redetermination, the lenders approved an increase in our borrowing base to $900.0 million from $800.0 million. There was no additional change to the borrowing base with the October 2014 redetermination. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements set forth in the credit agreement.

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that in any event cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at anytime, without a premium or penalty. At September 30, 2014, we had $30.8 million outstanding borrowings under our credit agreement.

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

As of September 30, 2014, we were in compliance with the covenants contained in the credit agreement.

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

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms and providing for the issuance of the Notes. The Guarantors are all of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

Unit, as the parent company, has no independent assets or operations. The guarantees by the Guarantors of the Notes(registered under registration statements) are full and unconditional, joint and several, subject to certain automatic customary releases, are subject to certain restrictions on the sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, and other conditions and terms set out in the Indenture. Any of our subsidiaries that are not Guarantors are minor. There are no significant restrictions on our ability to receive funds from any of our subsidiaries through dividends, loans, advances, or otherwise.

At any time before May 15, 2016, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of September 30, 2014.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Asset retirement obligation (ARO) liability	$96,679	$133,657
Capital lease obligations	26,708	—
Workers’ compensation	19,224	20,041
Separation benefit plans	10,799	9,382
Deferred compensation plan	3,965	3,589
Gas balancing liability	3,775	3,775
Other	285	—
	161,435	170,444
Less current portion	14,221	12,113
Total other long-term liabilities	$147,214	$158,331

Estimated annual principal payments under the terms of debt and other long-term liabilities during each of the five successive twelve month periods beginning October 1, 2014 (and through 2019) are $14.2 million, $35.2 million, $9.2 million, $7.1 million, and $7.4 million, respectively.

Capital Leases

During the first nine months of 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The current portion of our capital lease obligations of $3.4 million is included in current portion of other long-term liabilities and the non-current portion of $23.3 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014. These capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $11.8 million and $3.9 million, respectively at September 30, 2014. Annual payments, net of maintenance and interest, average $3.9 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

Future payments required under the capital leases at September 30, 2014 are as follows:

Amount
Ending September 30,	(In thousands)
2015	$6,195
2016	6,195
2017	6,195
2018	6,195
2019	6,195
2020 and thereafter	11,516
Total future payments	42,491
Less payments related to:
Maintenance	11,848
Interest	3,935
Present value of future minimum payments	$26,708

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

The following table shows certain information about our AROs for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
ARO liability, January 1:	$133,657	$146,159
Accretion of discount	3,538	4,152
Liability incurred	2,889	3,820
Liability settled	(3,936)	(3,439)
Liability sold	(1,206)	(632)
Revision of estimates (1)	(38,263)	(16,166)
ARO liability, September 30:	96,679	133,894
Less current portion	2,718	2,954
Total long-term ARO	$93,961	$130,940
_______________________

(1)	Plugging liability estimates were revised in both 2014 and 2013 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The FASB has issued ASU 2014-15. This is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, ASU 2013-11 was issued because GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 8 – STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Recognized stock compensation expense	$4.4	$4.4	$12.7	$12.0
Capitalized stock compensation cost for our oil and natural gas properties	0.9	1.0	2.7	2.6
Tax benefit on stock based compensation	1.7	1.8	4.9	4.7

The remaining unrecognized compensation cost related to unvested awards at September 30, 2014 is approximately $22.0 million of which $3.6 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.8 of a year.

The Unit Corporation Stock and Incentive Compensation Plan Amended and Restated May 2, 2012 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) as well as to non-employee directors. A total of 3,300,000 shares of the company's common stock is authorized for issuance to eligible participants under the amended plan.

We did not grant any SARs or stock options during either of the three or nine month periods ending September 30, 2014 and 2013. The following table shows the fair value of restricted stock awards granted to employees and non-employee directors during the nine months ended September 30, 2014 and 2013, as there were no restricted stock awards granted during the three months ended September 30, 2014 or 2013.

	Nine Months Ended
	September 30,
	2014	2013
Shares granted:
Employees	438,342	448,549
Non employee directors	13,768	21,128
	452,110	469,677
Estimated fair value (in millions):
Employees	$22.4	$21.0
Non employee directors	0.9	0.9
	$23.3	$21.9
Percentage of shares granted expected to be distributed:
Employees	95%	94%
Non employee directors	100%	100%

The restricted stock awards granted during the first nine months of 2014 and 2013 are being recognized over a three year vesting period, except for a portion of those awards made to certain executive officers. As to those executive officers, 40% of the shares granted in 2014, or 71,674 shares, and 30% of the shares granted in 2013, or 57,405 shares, (the performance shares), will cliff vest in the first half of 2017 and 2016, respectively. The actual number of performance shares that vest in 2016 and 2017 will be based on the company’s achievement of certain stock performance measures at the end of the term, and will range from 0% to 150% of the restricted shares granted as performance shares. Based on the selected performance criteria, the participants are estimated to receive the targeted amount (or approximately 100%) of the 2014 and 2013 performance based shares. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2014 awards for the first nine months of 2014 was $7.6 million.

NOTE 9 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract is based, in part, on our view of current and future market conditions. As of September 30, 2014, our derivative transactions consisted of the following types of hedges:

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

At September 30, 2014, the following non-designated hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Oct’14 – Dec’14	Crude oil – swap	3,000 Bbl/day	$91.77	WTI – NYMEX
Oct’14 – Dec’14	Crude oil – collar	4,000 Bbl/day	$90.00-96.08	WTI – NYMEX
Jan’15 – Dec’15	Crude oil – swap	1,000 Bbl/day	$95.00	WTI – NYMEX
Oct’14 – Dec’14	Natural gas – swap	80,000 MMBtu/day	$4.24	NYMEX (HH)
Oct’14 – Dec’14	Natural gas – collar	10,000 MMBtu/day	$3.75-4.37	NYMEX (HH)

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$4,047	$515
Long-term	Non-current derivative asset	658	—
Total derivative assets		$4,705	$515

		Derivative Liabilities
		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In thousands)
Commodity derivatives:
Current	Current derivative liabilities	$—	$5,561
Long-term	Non-current derivative liabilities	—	—
Total derivative liabilities		$—	$5,561

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

For hedges designated under cash flow hedge accounting, we recognized in OCI the effective portion of any changes in fair value and reclassified the recognized gains (losses) on the sales to oil and natural gas revenue as the underlying transactions were settled. Because our cash flow hedges expired as of December 31, 2013, we had no balance in accumulated OCI at September 30, 2014. As of September 30, 2013, we had recognized a loss of $1.0 million, net of tax.

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

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Income (cash flow hedges) for the nine months ended September 30:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion) (1)
	2014	2013
	(In thousands)
Commodity derivatives	$—	$(963)
_______________________
(1) Net of taxes.

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Income (cash flow hedges) for the three months ended September 30:

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		2014	2013	2014	2013
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$—	$(3,210)	$—	$—
Commodity derivatives	Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	—	—	—	(252)
Total		$—	$(3,210)	$—	$(252)
 _______________________

(1)	Effective portion of gain (loss).

(2)	Ineffective portion of gain (loss).

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Income (derivatives not designated as hedging instruments) for the three months ended September 30:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net (1)	$19,841	$(13,508)
Total		$19,841	$(13,508)
_______________________

(1)	Amounts settled during the 2014 and 2013 periods include losses of $1.0 million and $2.4 million, respectively.

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Income (cash flow hedges) for the nine months ended September 30:

Derivative Instrument	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income & Location of Gain or (Loss) Recognized in Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Amount of Gain or (Loss) Recognized in Income (2)
		2014	2013	2014	2013
		(In thousands)
Commodity derivatives	Oil and natural gas revenue	$—	$(202)	$—	$—
Commodity derivatives	Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	—	—	—	116
Total		$—	$(202)	$—	$116
 _______________________

(1)	Effective portion of gain (loss).

(2)	Ineffective portion of gain (loss).

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Income (derivatives not designated as hedging instruments) for the nine months ended September 30:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2014	2013
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net (1)	$(9,234)	$(3,456)
Total		$(9,234)	$(3,456)
_______________________

(1)	Amounts settled during the 2014 and 2013 periods include losses of $19.0 million and $1.6 million, respectively.

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

The following tables set forth our recurring fair value measurements:

	September 30, 2014
	Level 2	Level 3	Gross Amounts	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$4,114	$630	$4,744	$(39)	$4,705
Liabilities	—	(39)	(39)	39	—
	$4,114	$591	$4,705	$—	$4,705

	December 31, 2013
	Level 2	Level 3	Gross Amounts	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$1,978	$20	$1,998	$(1,483)	$515
Liabilities	(4,429)	(2,615)	(7,044)	1,483	(5,561)
	$(2,451)	$(2,595)	$(5,046)	$—	$(5,046)

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

The following tables are reconciliations of our level 3 fair value measurements:

	Commodity Collars
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning of period	$(6,081)	$1,446	$(2,595)	$(595)
Total gains or losses (realized and unrealized):
Included in earnings (1)	5,785	(3,949)	(2,043)	(2,544)
Included in other comprehensive income (loss)	—	(119)	—	(119)
Settlements	887	—	5,229	636
End of period	$591	$(2,622)	$591	$(2,622)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gain relating to assets still held at end of period	$6,672	$(3,949)	$3,186	$(1,908)
_______________________

(1)
Commodity collars are reported in the Unaudited Condensed Consolidated Statements of Income in oil and natural gas revenues (for cash flow hedges) and gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net, respectively.

The following table provides quantitative information about our Level 3 unobservable inputs at September 30, 2014:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil collars	$630	Discounted cash flow	Forward commodity price curve	$0.14 - $3.61
Natural gas collar	$(39)	Discounted cash flow	Forward commodity price curve	$0.00 - $0.16
 _______________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Based on our valuation at September 30, 2014, we determined that risk of non-performance by our counterparties was immaterial.

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

At September 30, 2014, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreement has historically approximated its fair value and at September 30, 2014 was $30.8 million. This debt would be classified as Level 2.

The carrying amounts of long-term debt, net of unamortized discount, associated with the Notes reported in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 were $646.0 million and $645.7 million, respectively. We estimated the fair value of these Notes using quoted marked prices at September 30, 2014 and December 31, 2013 which were $655.8 million and $688.2 million, respectively. These Notes would be classified as Level 2.

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

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2013 are as follows:

Net Gains (Losses) on Cash Flow Hedges
(In thousands)
Balance at July 1:	$1,709
Other comprehensive loss before reclassification	(4,797)
Amounts reclassified from accumulated other comprehensive income	2,125
New current-period other comprehensive loss	(2,672)
Balance at September 30:	$(963)

Amounts reclassified from accumulated other comprehensive income (loss) into the Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2013 are as follows:

	Amount	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Net gains (loss) on cash flow hedges
Commodity derivatives	$(3,210)	Oil and natural gas revenues
Commodity derivatives	(252)	Loss on derivatives not designated as hedges and hedge ineffectiveness, net
	(3,462)	Total before tax
	1,337	Tax expense
Total reclassification for the period	$(2,125)	Net of tax

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2013 are as follows:

Net Gains (Losses) on Cash Flow Hedges
(In thousands)
Balance at January 1:	$7,587
Other comprehensive loss before reclassification	(8,617)
Amounts reclassified from accumulated other comprehensive income	67
New current-period other comprehensive loss	(8,550)
Balance at September 30:	$(963)

Amounts reclassified from accumulated other comprehensive income (loss) into the Unaudited Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 are as follows:

	Amount	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Net gains (loss) on cash flow hedges
Commodity derivatives	$(202)	Oil and natural gas revenues
Commodity derivatives	116	Gain on derivatives not designated as hedges and hedge ineffectiveness, net
	(86)	Total before tax
	19	Tax expense
Total reclassification for the period	$(67)	Net of tax

NOTE 12 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services:

•	Oil and natural gas,

•	Contract drilling, and

•	Mid-stream

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

The following table provides certain information about the operations of each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Oil and natural gas	$188,471	$157,320	$575,176	$475,728

Contract drilling	147,866	119,105	407,905	357,118
Elimination of inter-segment revenue	(27,214)	(18,458)	(66,375)	(43,938)
Contract drilling net of inter-segment revenue	120,652	100,647	341,530	313,180

Gas gathering and processing	113,467	99,007	350,181	272,073
Elimination of inter-segment revenue	(21,616)	(23,198)	(72,494)	(68,252)
Gas gathering and processing net of inter-segment revenue	91,851	75,809	277,687	203,821

Total revenues	$400,974	$333,776	$1,194,393	$992,729
Operating income:
Oil and natural gas	$69,597	$50,887	$240,239	$173,945
Contract drilling	31,365	24,257	83,311	72,030
Gas gathering and processing	3,021	3,938	9,549	7,613
Total operating income (1)	103,983	79,082	333,099	253,588
General and administrative	(10,172)	(9,936)	(30,409)	(28,288)
Gain (loss) on disposition of assets	(529)	4,345	9,092	7,744
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	19,841	(13,760)	(9,234)	(3,340)
Interest expense, net	(4,280)	(3,625)	(12,201)	(11,777)
Other	(68)	(14)	3	(171)
Income before income taxes	$108,775	$56,092	$290,350	$217,756
_______________________

(1)
Operating income is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, gain (loss) on non-designated hedges and hedge ineffectiveness, interest expense, other income (loss), or income taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying Unaudited Condensed Consolidated Balance Sheets of Unit Corporation and its subsidiaries as of September 30, 2014, and the related Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine-month periods ended September 30, 2014 and 2013 and the Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2014

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

Oil and natural gas prices have declined significantly during the recent months. The decline in commodity prices may cause us (and other oil and natural gas companies) to reduce our overall level of drilling activity and spending. When drilling activity and spending decline, for any sustained period of time, our dayrates and utilization rates also tend to decline.

In addition to their direct impact on us, low commodity prices–if sustained for a long period of time–could impact the liquidity of some of our industry partners and customers which, in turn, could limit their ability to meet their financial obligations to us.

Executive Summary

Oil and Natural Gas

Third quarter 2014 production from our oil and natural gas segment was 4,612,000 barrels of oil equivalent (Boe) which was essentially unchanged compared to the second quarter of 2014. The third quarter of 2014 production was negatively impacted by approximately 0.5 billion cubic feet of natural gas equivalent (Bcfe) due to a third-party plant being shut down in the Wilcox play for approximately seven days. Third quarter 2014 production had increased 9% over the third quarter of 2013 primarily from production associated with new wells.

Third quarter 2014 oil and natural gas revenues decreased 5% from the second quarter of 2014 and increased 20% over the third quarter of 2013. The decrease from the second quarter of 2014 was due primarily to lower oil and natural gas prices. The increase over the third quarter of 2013 was due primarily to increased production along with higher natural gas and NGLs prices.

Our oil prices for the third quarter of 2014 decreased 3% compared to the second quarter of 2014 and decreased 4% from the third quarter of 2013. Our NGLs prices were essentially unchanged from the second quarter of 2014 and increased 7% over the third quarter of 2013. Our natural gas prices decreased 9% from the second quarter of 2014 and increased 18% over the third quarter of 2013.

Direct profit (oil and natural gas revenues less oil and natural gas operating expense) decreased 9% from the second quarter of 2014 and increased 30% over the third quarter of 2013. The decrease from the second quarter of 2014 was primarily due to lower oil and natural gas prices coupled with higher gross production taxes due to fewer tax credits being received in the third quarter. The increase over the third quarter of 2013 was due primarily to increases in production and decreases in salt water disposal expense partially offset by lower oil prices and higher general and administrative expense. The second quarter of 2014 included refunds for production tax credits attributable to certain types of gas wells of $3.8 million compared to $1.4 million during the third quarter of 2014.

Operating cost per Boe produced for the third quarter of 2014 increased 9% over the second quarter of 2014 and decreased 11% from the third quarter of 2013. Costs were higher between the third and second quarter of 2014 primarily due to higher gross production taxes and higher general and administrative expense. Third quarter 2014 costs decreased from the third quarter of 2013 due to lower lease operating expenses and salt water disposal expense and higher gross production tax credits partially offset by higher general and administrative expense.

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

As of September 30, 2014, we completed drilling 130 gross wells (85.45 net wells). For all of 2014, we plan to participate in the drilling of approximately 180 wells. Our estimated 2014 capital expenditures, excluding acquisitions, for this segment are $727.5 million. Our current 2014 production guidance is approximately 18.2 to 18.4 MMBoe, an increase of 9% to 10% over 2013, although actual results continue to be subject to many factors.

Contract Drilling

The rate at which our drilling rigs were used (“our utilization rate”) for the third quarter 2014 was 67%, compared to 62% and 51% for the second quarter of 2014 and the third quarter of 2013, respectively.

Dayrates for the third quarter of 2014 averaged $20,070, a 1% increase over the second quarter of 2014 and a 2% increase over the third quarter of 2013. The increases were due to improving market conditions.

Direct profit (contract drilling revenue less contract drilling operating expense) for the third quarter of 2014 increased 13% and 29% over the second quarter of 2014 and the third quarter of 2013, respectively. The increases were primarily due to the increase in the number of drilling rigs operating and increased dayrates.

Operating cost per day for the third quarter of 2014 decreased 8% from the second quarter of 2014 and decreased 9% from the third quarter of 2013. The decrease from the third quarter 2013 was primarily due to more revenue days and lower per day direct costs. The decrease from the second quarter 2014 was due to more revenue days and a reduction in bad debt expense.

Our drilling rig fleet is diverse with drilling rig capabilities ranging from the shallow to the ultra-deep. This allows us the flexibility to meet customer demands for multiple market plays. The majority of our fleet is drilling horizontal or directional wells in the Bakken Shale, Green River Basin, Permian Basin, Eagle Ford Shale, South Central Oklahoma Oil Province

(SCOOP), Granite Wash, and the Cleveland, Tonkawa, and Marmaton plays. These areas cover North Dakota, Wyoming, Texas, Oklahoma, and Kansas. Our smaller drilling rigs are used in shallow plays like the Mississippian in northern Oklahoma and southern Kansas. We also are working on an ultra-deep gas exploration contract in southern Louisiana. Depending on the depth and complexity of the drilling program determines the equipment required for the contract, which affects the dayrates and margins.

Currently, we have 82 drilling rigs operating. Of those, 44 are on spot market contracts and 38 are on term drilling contracts, with original terms ranging from six months to two years. Fourteen of the term contracts are up for renewal during the fourth quarter of 2014, 22 are up for renewal in 2015, and two are up for renewal in 2016. Term contracts may contain a fixed rate for the duration of the contract or provide for rate adjustments within a specific range from the existing rate.

During the first quarter of 2014, four idle 3,000 horsepower drilling rigs were sold to an unaffiliated third party. The proceeds from that sale are being used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig. This new drilling rig design is positioning us to more effectively meet the demands of our existing customers as well as allowing us to compete for the work of new customers.

In the second and third quarters of 2013, we sold three 2,000 horsepower electric drilling rigs to unaffiliated third-parties.

Our first BOSS drilling rig, which originally was placed into service with our oil and natural gas segment, has now been contracted to a third-party operator that plans to take delivery during the fourth quarter of 2014. Our second BOSS drilling rig began operating during the third quarter of 2014, and recently our third BOSS drilling rig was delivered and began operating, bringing our fleet to a total of 120 drilling rigs. Six additional BOSS drilling rigs have been contracted to be built for third-party operators, one will be placed into service during the fourth quarter and the rest will be placed into service in 2015. The long lead time components for three additional BOSS drilling rigs have also been ordered. Our estimated 2014 capital expenditures for this segment are $161.1 million.

Mid-Stream

Third quarter 2014 liquids sold per day increased 1% and 32% over the second quarter of 2014 and the third quarter of 2013, respectively. The increases were due to new wells being connected to our systems. For the third quarter of 2014, gas processed per day increased 5% over the second quarter of 2014 and increased 17% over the third quarter of 2013. These increases are primarily due to connecting new wells to both existing and newly constructed systems. For the third quarter of 2014, gas gathered per day decreased 2% from both the second quarter of 2014 and the third quarter of 2013. The decreases were primarily due to lower gathered volumes from Pittsburgh Mills system somewhat offset by higher volumes from several other gathering systems.

NGLs prices in the third quarter of 2014 increased 2% over the prices received in the second quarter of 2014 and decreased 14% from the prices received in the third quarter of 2013. Because certain of the contracts used by our mid-stream segment for NGLs transactions are percent of proceeds (POP) contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those POP contracts fluctuate based on the price of NGLs.

Direct profit (mid-stream revenues less mid-stream operating expense) for the third quarter of 2014 decreased 5% from the second quarter of 2014 and increased 5% over the third quarter of 2013. The decrease from the second quarter of 2014 was primarily due to a decrease in the price of gas sold and lower condensate volumes in the warmer summer months. The increase over the third quarter of 2013 was primarily due to increased revenues due to the increase in the liquids sold and from higher gas sales and prices. Total operating cost for our mid-stream segment for the third quarter of 2014 were essentially unchanged from the second quarter of 2014 and increased 25% over the third quarter of 2013.

At our Hemphill County, Texas facility, total processing capacity remains at 135 MMcf per day and we are connecting new wells to our system as they are drilled and completed. We are completing the construction of a nine mile trunkline and related compression facilities which will connect our Buffalo Wallow gathering system to our Hemphill processing facility. On completion of this trunkline project, we will have the ability to process Buffalo Wallow gathered production at our Hemphill processing facility. This trunkline project is scheduled for completion in November 2014, with gas flow to begin on January 1, 2015.

At our Cashion facility located in central Oklahoma, our total processing capacity is currently 45 MMcf per day and drilling activity remains high in the area around our system. As of September 2014, we have connected 24 new wells this year to this system and we are in the process of expanding the Waswo compressor station to accommodate additional volumes from the north end of our system. At the Waswo compressor station, construction is underway to install the fourth compressor and we expect to complete this project by the end of 2014.

Activity around our Perkins facility remains high and we are continuing to connect wells from various producers. As of September 2014, we have connected 21 new wells this year to this system. Our current processing capacity is 20 MMcf per day and we are in the process of upgrading our processing facilities which will increase our total processing capacity to approximately 27 MMcf per day. This plant upgrade project is expected to be completed by the end of 2014.

In the Mississippian play in north central Oklahoma, we continue to add wells and increase volumes on our Bellmon facility. As of September 2014, we have connected 56 new wells to this system during this year. Our current processing capacity is approximately 90 MMcf per day. We recently completed several pipeline expansion projects and lateral lines for various producers that will allow us the ability connect additional wells to this system. With approximately 50 MMcf per day of available processing capacity, we can add additional volumes with minimal future capital expenditures.

In the Appalachian region, we continue to expand our Pittsburgh Mills gathering system. Construction is underway to extend our gathering system north into Butler County, Pennsylvania. This planned expansion will allow us the ability to connect additional wells that are scheduled to be drilled in 2015. This expansion project is expected to be completed in the first quarter of 2015.

Our estimated 2014 capital expenditures for this segment are $60.2 million, excluding capital leases. We have recently signed a fee-based contract under which we will build our new Showshoe project in the Marcellus. This project will consist of the construction of a seven-mile, 16 inch and 24 inch trunkline to gather production in Centre County, Pennsylvania for delivery to an interstate pipeline. Construction has started with an expected completion date in the third quarter of 2015.

Financial Condition and Liquidity

Summary

Our financial condition and liquidity depends on the cash flow from our operations and borrowings under our credit agreement. The principal factors determining the amount of our cash flow are:

•	the quantity of natural gas, oil, and NGLs we produce;

•	the prices we receive for our natural gas, oil, and NGLs production;

•	the demand for and the dayrates we receive for our drilling rigs; and

•	the fees and margins we obtain from our natural gas gathering and processing contracts.

	Nine Months Ended September 30,		% Change
	2014	2013
	(In thousands except percentages)
Net cash provided by operating activities	$549,527	$500,961	10%
Net cash used in investing activities	$(636,761)	$(422,658)	51%
Net cash provided by (used in) financing activities	$69,536	$(77,536)	190%
Net increase (decrease) in cash and cash equivalents	$(17,698)	$767

Cash Flows from Operating Activities

Our operating cash flow is primarily influenced by the prices we receive for our oil, NGLs, and natural gas production, the quantity of oil, NGLs, and natural gas we produce, settlements of derivative contracts, third-party demand for our drilling rigs, and mid-stream services and the rates we are able to charge for those services. Our cash flows from operating activities are also impacted by changes in working capital.

Net cash provided by operating activities in the first nine months of 2014 increased by $48.6 million over the first nine months of 2013 due primarily to increases in profit margins in our oil and natural gas and contract drilling segments and to a lesser extent from changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration for and production of oil, NGLs, and natural gas. These capital expenditures are necessary to offset inherent declines in production, which is typical in the capital-intensive oil and natural gas industry.

Cash flows used in investing activities increased by $214.1 million for the first nine months of 2014 compared to the first nine months of 2013. The change was due primarily to an increase in capital expenditures partially offset by the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased by $147.1 million for the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily due to our borrowings under our line of credit as well as an increase in our book overdrafts, which are checks that have been issued but not presented to our bank for payment before the end of the period.

At September 30, 2014, we had unrestricted cash totaling $0.9 million and had borrowed $30.8 million of the $500.0 million we had elected to then have available under our credit agreement. Our credit agreement is used primarily for working capital and capital expenditures.

The following is a summary of certain financial information as of September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013:

	September 30,		% Change
	2014	2013
	(In thousands except percentages)
Working capital	$(131,212)	$(48,080)	(173)%
Long-term debt	$676,843	$645,584	5%
Shareholders’ equity	$2,367,500	$2,116,945	12%
Ratio of long-term debt to total capitalization	22%	23%
Net income	$178,827	$133,445	34%

The following table summarizes certain operating information:

	Nine Months Ended
	September 30,		% Change
	2014	2013
Oil and Natural Gas:
Oil production (MBbls)	2,801	2,470	13%
NGLs production (MBbls)	3,376	2,758	22%
Natural gas production (MMcf)	43,424	42,411	2%
Average oil price per barrel received	$92.44	$95.20	(3)%
Average oil price per barrel received excluding derivatives	$96.34	$95.49	1%
Average NGLs price per barrel received	$33.05	$30.87	7%
Average NGLs price per barrel received excluding derivatives	$33.05	$30.87	7%
Average natural gas price per mcf received	$3.99	$3.35	19%
Average natural gas price per mcf received excluding derivatives	$4.17	$3.38	23%
Contract Drilling:
Average number of our drilling rigs in use during the period	73.5	65.0	13%
Total number of drilling rigs owned at the end of the period	119	124	(4)%
Average dayrate	$19,876	$19,651	1%
Mid-Stream:
Gas gathered—Mcf/day	316,658	308,645	3%
Gas processed—Mcf/day	160,373	137,725	16%
Gas liquids sold—gallons/day	748,805	505,584	48%
Number of natural gas gathering systems	38	39	(3)%
Number of processing plants	14	15	(7)%

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $131.2 million and negative working capital of $48.1 million as of September 30, 2014 and 2013, respectively. This is primarily from the timing of our accounts payable associated with our capital expenditures. The effect of our derivative contracts increased working capital by $4.0 million as of September 30, 2014 and decreased working capital by $1.4 million as of September 30, 2013.

Oil and Natural Gas Operations

Any significant change in oil, NGLs, or natural gas prices has a material affect on our revenues, cash flow, and the value of our oil, NGLs, and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances, and by worldwide oil price levels. Domestic oil prices are primarily influenced by global oil market developments. All of these factors are beyond our control and we cannot predict nor measure their future impact on the prices we will receive.

Based on our first nine months of 2014 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would result in a corresponding $461,000 per month ($5.5 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first nine months of 2014 was $3.99 compared to $3.35 for the first nine months of 2013. Based on our first nine months of 2014 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $300,000 per month ($3.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $359,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow. In the first nine months of 2014, our average oil price per barrel received, including the effect of derivatives, was $92.44 compared with an average oil price, including the effect of derivatives, of $95.20 in the first nine months of 2013 and our first nine months of 2014 average NGLs price per barrel received was $33.05 compared with an average NGLs price per barrel of $30.87 in the first nine months of 2013.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can result in a decline in the carrying value of our oil and natural gas properties. At September 30, 2014, the 12-month average unescalated prices were $99.08 per barrel of oil, $48.04 per barrel of NGLs, and $4.25 per Mcf of natural gas, then adjusted for price differentials. We were not required to take a write-down in the third quarter of 2014. If there are declines in the 12-month average prices, we may be required to record write-downs in future periods.

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

Contract Drilling Operations

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

Competition to keep qualified labor continues to be an issue we face in this segment. We do not believe that this competition for qualified labor will keep us from working additional rigs, but it could cause some delays in the time needed to crew drilling rigs starting to work. Beginning in third quarter 2014, we increased compensation for drilling personnel in Oklahoma, the Texas Panhandle, and the Gulf Coast.

Today, almost all of our working drilling rigs are drilling horizontal or directional wells for oil and NGLs. The size of the drilling rig used in these plays will vary depending on a number of factors such as the depth to be drilled and the projected length of the horizontal part of the well. For example, operators drilling in shallower oil plays like the Mississippian play in northern Oklahoma and southern Kansas tend to use drilling rigs with lower horsepower which in turn command lower dayrates and margins. But deeper wells (drilled using improving technology) with longer horizontal laterals require drilling rigs with higher horsepower. All of these factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates. For the first nine months of 2014, our average dayrate was $19,876 per day compared to $19,651 per day for the first nine months of 2013. The average number of our drilling rigs used in the first nine months of 2014 was 73.5 drilling rigs (62%) compared with 65.0 drilling rigs (51%) in the first nine months of 2013. Based on the average utilization of our drilling rigs during the first nine months of 2014, a $100 per day change in dayrates has a $7,350 per day ($2.7 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. Some of those services, depending on when they are performed, are deemed to be associated with the acquisition of an ownership interest in the drilled property. Accordingly, revenues and expenses for those drilling services are eliminated in our income statement, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $66.4 million and $43.9 million for the nine months of 2014 and 2013, respectively, from our contract drilling segment and eliminated the associated operating expense of $46.4 million and $32.2 million during the nine months of 2014 and 2013, respectively, yielding $20.0 million and $11.7 million during the nine months of 2014 and 2013, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates two natural gas treatment plants, 14 processing plants, 38 gathering systems, and approximately 1,500 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. In addition to serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs as well as serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first nine months of 2014 and 2013, our mid-stream operations purchased $65.7 million and $62.6 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $6.8 million and $5.7 million, respectively.

Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 316,658 Mcf per day in the first nine months of 2014 compared to 308,645 Mcf per day in the first nine months of 2013. It processed an average of 160,373 Mcf per day in the first nine months of 2014 compared to 137,725 Mcf per day in the first nine months of 2013. The amount of NGLs sold was 748,805 gallons per day in the first nine months of 2014 compared to 505,584 gallons per day in the first nine months of 2013. Gas gathering volumes per day in the first nine months of 2014 increased 3% compared to the first nine months of 2013 primarily from an increase in the number of wells connected to our systems between the comparative periods. Processed volumes increased 16% over the comparative nine months and NGLs sold increased 48% over the comparative period due primarily to new wells connected.

Our Credit Agreement and Senior Subordinated Notes

Credit Agreement. Under our Senior Credit Agreement (credit agreement), the amount we can borrow is the lesser of the amount we elect (from time to time) as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $900.0 million. Our current commitment amount is $500.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. The credit agreement matures as of September 13, 2016. In connection with the most recent amendment of the credit agreement, we paid $1.5 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. At September 30, 2014 and October 24, 2014, borrowings were $30.8 million and $81.3 million, respectively.

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
100%

The amount of the borrowing base–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. Effective with the April 2014 redetermination, the lenders approved an increase in our borrowing base to $900.0 million from $800.0 million. There was no additional change to the borrowing base with the October 2014 redetermination. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements set forth in the credit agreement.

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

As of September 30, 2014, we were in compliance with the covenants contained in the credit agreement.

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

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms and providing for the issuance of the Notes. The Guarantors are all of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

Unit, as the parent company, has no independent assets or operations. The guarantees by the Guarantors of the Notes(registered under registration statements) are full and unconditional, joint and several, subject to certain automatic customary releases, are subject to certain restrictions on the sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, and other conditions and terms set out in the Indenture. Any of our subsidiaries that are not Guarantors are minor. There are no significant restrictions on our ability to receive funds from any of our subsidiaries through dividends, loans, advances, or otherwise.

At any time before May 15, 2016, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of September 30, 2014.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 130 gross wells (85.45 net wells) in the first nine months of 2014 compared to 102 gross wells (56.79 net wells) in the first nine months of 2013. Total capital expenditures for oil and gas properties on the full cost method for the first nine months of 2014 by this segment, excluding a $40.5 million reduction in the ARO liability, totaled $572.9 million. Total capital expenditures for the first nine months of 2013, excluding a $16.4 million reduction in the ARO liability, totaled $397.6 million.

Currently we plan to participate in drilling approximately 180 gross wells in 2014 and our total estimated capital expenditures (excluding any possible acquisitions) for this segment are approximately $727.5 million. Whether we are able to drill the full number of wells planned is dependent on a number of factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2014, four idle 3,000 horsepower drilling rigs were sold to an unaffiliated third party. The proceeds from that sale are being used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig. This new drilling rig design is positioning us to more effectively meet the demands of our existing customers as well as allowing us to compete for the work of new customers.

In the second and third quarters of 2013, we sold three 2,000 horsepower electric drilling rigs to unaffiliated third-parties.

Our first BOSS drilling rig, which originally was placed into service with our oil and natural gas segment, has now been contracted to a third-party operator that plans to take delivery during the fourth quarter of 2014. Our second BOSS drilling rig began operating during the third quarter of 2014, and recently our third BOSS drilling rig was delivered and began operating, bringing our fleet to a total of 120 drilling rigs. Six additional BOSS drilling rigs have been contracted to be built for third-party operators, one will be placed into service during the fourth quarter and the rest will be placed into service in 2015. The long lead time components for three additional BOSS drilling rigs have also been ordered.

Our estimated 2014 capital expenditures for this segment are $161.1 million. At September 30, 2014, we had commitments to purchase approximately $24.3 million for drilling equipment over the next twelve months. We have spent $121.3 million for capital expenditures, including $66.0 million for the BOSS drilling rigs during the first nine months of 2014, compared to $37.4 million in total capital expenditures in the first nine months of 2013.

Mid-Stream Acquisitions and Capital Expenditures. At our Hemphill County, Texas facility, total processing capacity remains at 135 MMcf per day and we are connecting new wells to our system as they are drilled and completed. We are completing the construction of a nine mile trunkline and related compression facilities which will connect our Buffalo Wallow gathering system to our Hemphill processing facility. On completion of this trunkline project, we will have the ability to process Buffalo Wallow gathered production at our Hemphill processing facility. This trunkline project is scheduled for completion in November 2014, with gas flow to begin on January 1, 2015.

At our Cashion facility located in central Oklahoma, our total processing capacity is currently 45 MMcf per day and drilling activity remains high in the area around our system. As of September 2014, we have connected 24 new wells this year to this system and we are in the process of expanding the Waswo compressor station to accommodate additional volumes from the north end of our system. At the Waswo compressor station, construction is underway to install the fourth compressor and we expect to complete this project by the end of 2014.

Activity around our Perkins facility remains high and we are continuing to connect wells from various producers. As of September 2014, we have connected 21 new wells this year to this system. Our current processing capacity is 20 MMcf per day and we are in the process of upgrading our processing facilities which will increase our total processing capacity to approximately 27 MMcf per day. This plant upgrade project is expected to be completed by the end of 2014.

In the Mississippian play in north central Oklahoma, we continue to add wells and increase volumes on our Bellmon facility. As of September 2014, we have connected 56 new wells to this system during this year. Our current processing capacity is approximately 90 MMcf per day. We recently completed several pipeline expansion projects and lateral lines for various producers that will allow us the ability connect additional wells to this system. With approximately 50 MMcf per day of available processing capacity, we can add additional volumes with minimal future capital expenditures.

In the Appalachian region, we continue to expand our Pittsburgh Mills gathering system. Construction is underway to extend our gathering system north into Butler County, Pennsylvania. This planned expansion will allow us the ability to connect additional wells that are scheduled to be drilled in 2015. This expansion project is expected to be completed in the first quarter of 2015.

During the first nine months of 2014, our mid-stream segment incurred $29.2 million in capital expenditures, excluding $28.2 million for capital leases added during the third quarter of 2014, as compared to $76.6 million in the first nine months of 2013. For 2014, our estimated capital expenditures (excluding capital leases) are $60.2 million. We have recently signed a fee-based contract under which we will build our new Showshoe project in the Marcellus. This project will consist of the construction of a seven-mile, 16 inch and 24 inch trunkline to gather production in Centre County, Pennsylvania for delivery to an interstate pipeline. Construction has started with an expected completion date in the third quarter of 2015.

Contractual Commitments

At September 30, 2014, we had certain contractual obligations including the following:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$968,373	$44,294	$118,110	$86,125	$719,844
Operating leases (2)	10,651	7,168	3,408	75	—
Capital lease interest and maintenance(3)	15,783	2,818	5,219	4,623	3,123
Drill pipe, drilling components, and equipment purchases (4)	24,311	24,311	—	—	—
Enterprise Resource Planning software obligations (5)	2,386	1,900	486	—	—
Gas accounting system (6)	221	221	—	—	—
Total contractual obligations	$1,021,725	$80,712	$127,223	$90,823	$722,967
_______________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our September 30, 2014 interest rates of 6.625% for the Notes and 4.0% for the credit agreement.

(2)
We lease office space or yards in Edmond, Oklahoma City, and Tulsa, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through July, 2019. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $11.8 million and $3.9 million, respectively.

(4)	We have committed to pay $24.3 million for drilling equipment over the next twelve months.

(5)	We have committed to pay $1.9 million for Enterprise Resource Planning software and $0.5 million for maintenance for one year following implementation.

(6)	We have committed to pay $0.2 million for a gas accounting system over the next twelve months.

At September 30, 2014, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$3,965	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$10,799	$319	Unknown	Unknown	Unknown
Asset retirement liability (3)	$96,679	$2,718	$34,752	$5,490	$53,719
Gas balancing liability (4)	$3,775	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$19,224	$7,808	$2,243	$1,146	$8,027
Capital leases obligations (7)	$26,708	$3,376	$7,171	$7,767	$8,394
Other	$285	Unknown	$285	Unknown	Unknown
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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2011. One of our subsidiaries serves as the general partner of each of these programs. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $37,000 and $16,000 in 2014 and 2013, respectively through the first nine months.

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

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At September 30, 2014, based on our third quarter 2014 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Mark-to-Market
	2014	2015
Daily oil production	62%	9%
Daily natural gas production	57%	—%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our September 30, 2014 evaluation, we believe the risk of non-performance by our counterparties is not material. At September 30, 2014, the fair values of the net assets (liabilities) we had with each of the counterparties to our commodity derivative transactions are as follows:

September 30, 2014
(In millions)
Bank of Montreal	$3.6
The Bank of Nova Scotia	0.8
Canadian Imperial Bank of Commerce	0.3
Total assets	$4.7

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At September 30, 2014, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $4.0 million and $0.7 million. At September 30, 2013, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $4.5 million and $1.1 million, respectively, and current and non-current derivative liabilities of $6.5 million and $0.9 million, respectively.

For our economic hedges that we did not apply cash flow accounting to, any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net in our Unaudited Condensed Consolidated Statements of Income. The commodity derivative instruments we had under cash flow accounting expired as of December 2013. Previous changes in the fair value of derivatives designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, were recorded in OCI until the hedged item was recognized into earnings. When the hedged item is recognized into earnings, it was reported in oil and natural gas revenues. Any change in fair value resulting from ineffectiveness was recognized in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net. These gains (losses) at September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net:
Gain (loss) on derivatives not designated as hedges, included are amounts settled during the period of ($1,029), ($2,434), ($18,984), and ($1,575) respectively	$19,841	$(13,508)	$(9,234)	$(3,456)
Gain (loss) on ineffectiveness of cash flow hedges	—	(252)	—	116
	$19,841	$(13,760)	$(9,234)	$(3,340)

Stock and Incentive Compensation

During the first nine months of 2014, we granted awards covering 452,110 shares of restricted stock. These awards had an estimated fair value as of their grant date of $23.3 million. Compensation expense will be recognized over the three year vesting periods, and during the nine months of 2014, we recognized $6.3 million in compensation expense and capitalized $1.3 million for these awards. During the first nine months of 2014, we recognized compensation expense of $12.7 million for all of our restricted stock, stock options, and SAR grants and capitalized $2.7 million of compensation cost for oil and natural gas properties.

Insurance

We are self-insured for certain losses relating to workers’ compensation, general liability, control of well, and employee medical benefits. Insured policies for other coverage contain deductibles or retentions per occurrence that range from $50,000 to $1.5 million. We have purchased stop-loss coverage in order to limit, to the extent feasible, per occurrence and aggregate exposure to certain types of claims. There is no assurance that the insurance coverage we have will protect us against liability from all potential consequences. We have elected to use an ERISA governed occupational injury benefit plan to cover all Texas drilling operations in lieu of covering them under Texas workers’ compensation. If insurance coverage becomes more expensive, we may choose to self-insure, decrease our limits, raise our deductibles, or any combination of these rather than pay higher premiums.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 16 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first nine months of 2014 and 2013, the total we received for all of these fees was $0.4 million and $0.4 million, respectively. Our proportionate share of assets, liabilities, and net income (loss) relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The FASB has issued ASU 2014-15. This is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, ASU 2013-11 was issued because GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

Results of Operations
Quarter Ended September 30, 2014 versus Quarter Ended September 30, 2013
Provided below is a comparison of selected operating and financial data:

	Quarter Ended September 30,		Percent Change (1)
	2014	2013
	(In thousands unless otherwise specified)
Total revenue	$400,974	$333,776	20%
Net income	$67,522	$34,232	97%

Oil and Natural Gas:
Revenue	$188,471	$157,320	20%
Operating costs excluding depreciation, depletion, and amortization	$48,841	$50,139	(3)%
Depreciation, depletion, and amortization	$70,033	$56,294	24%

Average oil price received (Bbl)	$91.57	$95.49	(4)%
Average NGLs price received (Bbl)	$30.11	$28.10	7%
Average natural gas price received (Mcf)	$3.68	$3.11	18%
Oil production (Bbl)	1,040,000	814,000	28%
NGLs production (Bbl)	1,147,000	1,019,000	13%
Natural gas production (Mcf)	14,543,000	14,304,000	2%
Depreciation, depletion, and amortization rate (Boe)	$14.88	$13.14	13%

Contract Drilling:
Revenue	$120,652	$100,647	20%
Operating costs excluding depreciation	$66,727	$58,988	13%
Depreciation	$22,560	$17,402	30%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	79.1	63.5	25%
Average dayrate on daywork contracts	$20,070	$19,773	2%

Mid-Stream:
Revenue	$91,851	$75,809	21%
Operating costs excluding depreciation and amortization	$78,558	$63,098	25%
Depreciation and amortization	$10,272	$8,773	17%

Gas gathered—Mcf/day	319,692	326,474	(2)%
Gas processed—Mcf/day	169,357	145,020	17%
Gas liquids sold—gallons/day	771,334	586,446	32%

Corporate and other:
General and administrative expense	$10,172	$9,936	2%
Gain (loss) on disposition of assets	$(529)	$4,345	(112)%
Other income (expense):
Interest expense, net	$(4,280)	$(3,625)	18%
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	$19,841	$(13,760)	NM
Other	$(68)	$(14)	NM
Income tax expense	$41,253	$21,860	89%
Average long-term debt outstanding	$662,063	$672,938	(2)%
Average interest rate	6.6%	6.5%	2%
_______________________

(1)	NM - A percentage calculation is not meaningful due to a percentage greater than 200.

Oil and Natural Gas

Oil and natural gas revenues increased $31.2 million or 20% in the third quarter of 2014 as compared to the third quarter of 2013 due to a 9% increase in equivalent production and higher natural gas and NGLs prices. In the third quarter of 2014, as compared to the third quarter of 2013, oil production increased 28%, NGLs production increased 13%, and natural gas production increased 2%. Average natural gas prices increased 18% to $3.68 per Mcf and NGLs prices increased 7% to $30.11 per barrel, while average oil prices decreased 4% to $91.57 per barrel.

Oil and natural gas operating costs decreased $1.3 million or 3% between the comparative third quarters of 2014 and 2013 due to lower saltwater disposal expenses and lease operating expenses offset partially by increased general and administrative expense.

Depreciation, depletion, and amortization (“DD&A”) increased $13.7 million due primarily to a 13% increase in our DD&A rate and a 9% increase in equivalent production. The increase in our DD&A rate in the third quarter of 2014 compared to the third quarter of 2013 resulted primarily from increased capitalized cost on new wells drilled between periods. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

Contract Drilling

Drilling revenues increased $20.0 million or 20% in the third quarter of 2014 versus the third quarter of 2013. The increase was due primarily to a 25% increase in the average number of drilling rigs in use and to a lesser extent from a 2% increase in the average dayrate in the third quarter of 2014 compared to the third quarter of 2013. Average drilling rig utilization increased from 63.5 drilling rigs in the third quarter of 2013 to 79.1 drilling rigs in the third quarter of 2014.

Drilling operating costs increased $7.7 million or 13% between the comparative third quarters of 2014 and 2013. The increase was due primarily to the increase in utilization. Contract drilling depreciation increased $5.2 million or 30% also due primarily to the increase in utilization.

Mid-Stream

Our mid-stream revenues increased $16.0 million or 21% in the third quarter of 2014 as compared to the third quarter of 2013. The average price for natural gas sold increased 10% while the average price for NGLs sold decreased 14%. Gas processing volumes per day increased 17% between the comparative quarters and NGLs sold per day increased 32% between the comparative quarters primarily from new well connections. Gas gathering volumes per day decreased 2% between the comparative quarters.

Operating costs increased $15.5 million or 25% in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a 5% increase in prices paid for natural gas purchased and a 14% increase in the per day gas volumes purchased. Depreciation and amortization increased $1.5 million, or 17%, primarily due to additional assets placed into service.

General and Administrative

General and administrative expenses increased $0.2 million or 2% in the third quarter of 2014 compared to the third quarter of 2013 primarily due to increases in the number of employees and increased employee costs.

Gain (Loss) on Disposition of Assets

There was a $4.3 million gain on disposition of assets in the third quarter of 2013 primarily due to the sale of two drilling rigs in the third quarter of 2013, compared to a loss of $0.5 million for the sale of old drilling equipment in the third quarter of 2014.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $0.7 million between the comparative third quarters of 2014 and 2013. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the third quarter of 2014 was $8.2 million compared to $8.5 million in the third quarter of 2013, and was netted against our gross interest of $12.5 million and $12.1 million for the third quarters of 2014 and 2013, respectively. Our average interest rate increased from 6.5% to 6.6% and our average debt outstanding was $10.9 million lower in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to the reduction of outstanding borrowings under our credit agreement over the comparative periods.

Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net increased $33.6 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax expense increased $19.4 million or 89% in the third quarter of 2014 compared to the third quarter of 2013 primarily due to increased pre-tax income. Our effective tax rate was 37.9% for the third quarter of 2014 compared to 39.0% for the third quarter of 2013. This decrease is primarily due to the recognition of a research and development income tax credit that was identified and quantified in the third quarter of 2014. Current income tax expense was $5.5 million for the third quarter of 2014 compared to $2.1 million for the third quarter of 2013 with the increase primarily due to increased alternative minimum taxes. We paid $0.2 million of income taxes in the third quarter of 2014.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013
Provided below is a comparison of selected operating and financial data:

	Nine Months Ended September 30,		Percent Change (1)
	2014	2013
	(In thousands unless otherwise specified)
Total revenue	$1,194,393	$992,729	20%
Net income	$178,827	$133,445	34%

Oil and Natural Gas:
Revenue	$575,176	$475,728	21%
Operating costs excluding depreciation, depletion, and amortization	$133,979	$138,171	(3)%
Depreciation, depletion, and amortization	$200,958	$163,612	23%

Average oil price received (Bbl)	$92.44	$95.20	(3)%
Average NGLs price received (Bbl)	$33.05	$30.87	7%
Average natural gas price received (Mcf)	$3.99	$3.35	19%
Oil production (Bbl)	2,801,000	2,470,000	13%
NGLs production (Bbl)	3,376,000	2,758,000	22%
Natural gas production (Mcf)	43,424,000	42,411,000	2%
Depreciation, depletion, and amortization rate (Boe)	$14.70	$13.08	12%

Contract Drilling:
Revenue	$341,530	$313,180	9%
Operating costs excluding depreciation	$197,025	$188,580	4%
Depreciation	$61,194	$52,570	16%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	73.5	65.0	13%
Average dayrate on daywork contracts	$19,876	$19,651	1%

Mid-Stream:
Revenue	$277,687	$203,821	36%
Operating costs excluding depreciation and amortization	$238,166	$172,065	38%
Depreciation and amortization	$29,972	$24,143	24%

Gas gathered—Mcf/day	316,658	308,645	3%
Gas processed—Mcf/day	160,373	137,725	16%
Gas liquids sold—gallons/day	748,805	505,584	48%

Corporate and other:
General and administrative expense	$30,409	$28,288	8%
Gain on disposition of assets	$9,092	$7,744	17%
Other income (expense):
Interest expense, net	$(12,201)	$(11,777)	4%
Loss on derivatives not designated as hedges and hedge ineffectiveness, net	$(9,234)	$(3,340)	176%
Other	$3	$(171)	102%
Income tax expense	$111,523	$84,311	32%
Average long-term debt outstanding	$653,521	$703,771	(7)%
Average interest rate	6.7%	6.3%	6%
_______________________

(1)	NM - A percentage calculation is not meaningful due to a percentage greater than 200.

Oil and Natural Gas

Oil and natural gas revenues increased $99.4 million or 21% in the first nine months of 2014 as compared to the first nine months of 2013 due to a 9% increase in equivalent production and higher natural gas and NGLs prices. In the first nine months of 2014, as compared to the first nine months of 2013, oil production increased 13%, NGLs production increased 22%, and natural gas production increased 2%. Average natural gas prices increased 19% to $3.99 per Mcf, NGLs prices increased 7% to $33.05 per barrel, and oil prices decreased 3% to $92.44 per barrel.

Oil and natural gas operating costs decreased $4.2 million or 3% between the comparative first nine months of 2014 and 2013 due primarily to a decrease in gross production taxes from refunds of $13.1 million attributable to high cost gas wells partially offset by higher lease operating expenses from the addition of new wells.

DD&A increased $37.3 million between the comparative periods due primarily to a 12% increase in our DD&A rate and a 9% increase in equivalent production. The increase in our DD&A rate in the first nine months of 2014 compared to the first nine months of 2013 resulted primarily from increased capitalized cost on new wells drilled between periods. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

Contract Drilling

Drilling revenues increased $28.4 million or 9% in the first nine months of 2014 versus the first nine months of 2013. The increase was due primarily to a 13% increase in the average number of drilling rigs in use and a 1% increase in the average dayrate in the first nine months of 2014 compared to the first nine months of 2013. Average drilling rig utilization increased from 65.0 drilling rigs in the first nine months of 2013 to 73.5 drilling rigs in the first nine months of 2014.

Drilling operating costs increased $8.4 million or 4% between the comparative first nine months of 2014 and 2013. The increase was due primarily to the increase in utilization. Contract drilling depreciation increased $8.6 million or 16% also due primarily to the increase in utilization.

Mid-Stream

Our mid-stream revenues increased $73.9 million or 36% for the first nine months of 2014 as compared to the first nine months of 2013. Gas processing volumes per day increased 16% between the comparative periods and NGLs sold per day increased 48% between the comparative periods primarily from new well connections. Gas gathering volumes per day increased 3% primarily from new well connections.

Operating costs increased $66.1 million or 38% in the first nine months of 2014 compared to the first nine months of 2013 primarily due to a 18% increase in prices paid for natural gas purchased and a 13% increase in volumes purchased per day partially and by increased field operating costs due to the expansion of various systems. Depreciation and amortization increased $5.8 million, or 24%, primarily due to additional assets placed into service.

General and Administrative

General and administrative expenses increased $2.1 million or 8% in the first nine months of 2014 compared to the first nine months of 2013 primarily due to increases in the number of employees and increased employee costs.

Gain on Disposition of Assets

Gain on disposition of assets increased $1.3 million in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the sale of four drilling rigs during the first nine months of 2014 compared to the sale of three drilling rigs during the first nine months of 2013.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $0.4 million between the comparative first nine months of 2014 and 2013. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first nine months of 2014 was $24.5 million compared to $24.9 million in the first nine months of 2013, and was netted against our gross interest of $36.7 million for both of the first nine months of 2014 and 2013, respectively. Our average interest rate increased from 6.3% to 6.7% and our average debt outstanding was $50.3 million lower in the first nine months of 2014 as compared to the first nine months of 2013 primarily due to the reduction of outstanding borrowings under our credit agreement over the comparative periods.

Loss on derivatives not designated as hedges and hedge ineffectiveness, net increased $5.9 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax expense increased $27.2 million or 32% in the first nine months of 2014 compared to the first nine months of 2013 primarily due to increased pre-tax income. Our effective tax rate was 38.4% for the first nine months of 2014 and 38.7% for the first nine months of 2013. This decrease is primarily due to the recognition of a research and development income tax credit that was identified and quantified in the third quarter of 2014. Current income tax expense was $23.7 million for the first nine months of 2014 compared to $6.7 million for the first nine months of 2013 with the increase primarily due to increased alternative minimum taxes. We paid $16.0 million of income taxes in the first nine months of 2014.

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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affects the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first nine months 2014 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $461,000 per month ($5.5 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $300,000 per month ($3.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $359,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow.

We use derivative transactions to manage the risk associated with price volatility. Our decisions regarding the amount and prices at which we choose to enter into a contract for certain of our products is based, in part, on our view of current and future market conditions. The transactions we use include financial price swaps under which we will receive a fixed price for our production and pay a variable market price to the contract counterparty. We do not hold or issue derivative instruments for speculative trading purposes.

At September 30, 2014, the following non-designated hedges were outstanding:

Term	Commodity	Hedged Volume	Weighted Average Fixed Price for Swaps	Hedged Market
Oct’14 – Dec’14	Crude oil – swap	3,000 Bbl/day	$91.77	WTI – NYMEX
Oct’14 – Dec’14	Crude oil – collar	4,000 Bbl/day	$90.00-96.08	WTI – NYMEX
Jan’15 – Dec’15	Crude oil – swap	1,000 Bbl/day	$95.00	WTI – NYMEX
Oct’14 – Dec’14	Natural gas – swap	80,000 MMBtu/day	$4.24	NYMEX (HH)
Oct’14 – Dec’14	Natural gas – collar	10,000 MMBtu/day	$3.75-4.37	NYMEX (HH)

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in the first nine months of 2014, a 1% increase in the floating rate would not have a material impact on our annual pre-tax cash flow. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer, and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Panola Independent School District No. 4, et al. v. Unit Petroleum Company, No. CJ-07-215, District Court of Latimer County, Oklahoma.
Panola Independent School District No. 4, Michael Kilpatrick, Gwen Grego, Carla Lessel, Thelma Christine Pate, Juanita Golightly, Melody Culberson and Charlotte Abernathy are the Plaintiffs in this case and are royalty owners in oil and gas drilling and spacing units for which the company’s exploration segment distributes royalty. The Plaintiffs’ central allegation is that the company’s exploration segment has underpaid royalty obligations by deducting post-production costs or marketing related fees. Plaintiffs sought to pursue the case as a class action on behalf of persons who receive royalty from us for our Oklahoma production. We have asserted several defenses including that the deductions are permitted under Oklahoma law. We have also asserted that the case should not be tried as a class action due to the materially different circumstances that determine what, if any, deductions are taken for each lease. On December 16, 2009, the trial court entered its order certifying the class. On May 11, 2012 the court of civil appeals reversed the trial court’s order certifying the class. The Plaintiffs petitioned the supreme court for certiorari and on October 8, 2012, the Plaintiff’s petition was denied. On January 22, 2013, the Plaintiffs filed a second request to certify a class of royalty owners that was slightly smaller than their first attempt. Since then, the Plaintiffs have further amended their proposed class to just include royalty owners entitled to royalties under certain leases located in Latimer, Le Flore, and Pittsburg Counties, Oklahoma. In July 2014, a second class certification hearing was held where, in addition to the defenses described above, we argued that the amended class definition is still deficient under the court of civil appeals opinion reversing the initial class certification. The court has ordered closing arguments to be held on December 2, 2014. We will continue to resist certification using the defenses described above. The merits of Plaintiffs’ claims will remain stayed while class certification issues are pending.

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

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	213	$67.70	213	—
August 1, 2014 to August 31, 2014	1,719	62.56	1,719	—
September 1, 2014 to September 30, 2014	—	—	—	—
Total	1,932	$63.12	1,932	—

_______________________

(1)
The shares were repurchased to remit withholding of taxes on the value of stock distributed with the third quarter 2014 vesting of restricted stock for grants previously made from our “Unit Corporation Stock and Incentive Compensation Plan Amended and Restated May 2, 2012.”

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

Unit Corporation

Date:	November 4, 2014	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	November 4, 2014	By: /s/ David T. Merrill
DAVID T. MERRILL
Senior Vice President, Chief Financial Officer, and Treasurer