Form 10-Q
period 2015-03-31
UNIT CORP
filed 2015-05-07
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Yes [  ]            No [x]
As of April 24, 2015, 50,400,824 shares of the issuer's common stock were outstanding.

Forward-Looking Statements

This report contains “forward-looking statements” – meaning, statements related to future events within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this document that addresses activities, events or developments we expect or anticipate will or may occur in the future, are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are used to identify forward-looking statements. This report modifies and supersedes documents filed by us before this report. In addition, certain information we file with the SEC in the future will automatically update and supersede information in this report.

These forward-looking statements include, among others, such things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	the amount of wells we plan to drill or rework;

•	prices for oil, natural gas liquids (NGLs), and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of our legal proceedings will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions affecting our costs and increasing operating restrictions or delays and other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets; and

•	the number of wells our oil and natural gas segment plans to drill during the year.
These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments, and other factors we believe are appropriate in the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to several risks and uncertainties, any one or combination of which could cause our actual results to differ materially from our expectations and predictions, including:

•	the risk factors discussed in this document and in the documents (if any) we incorporate by reference;

•	general economic, market, or business conditions;

•	the availability of and nature of (or lack of) business opportunities we pursue;

•	demand for our land drilling services;

•	changes in laws or regulations;

•	decreases or increases in commodity prices; and

•	other factors, most of which are beyond our control.
You should not place undue reliance on any of these forward-looking statements. Except as required by law, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this document to reflect unanticipated events.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$864	$1,049
Accounts receivable, net of allowance for doubtful accounts of $4,008 and $5,039 at March 31, 2015 and at December 31, 2014, respectively	134,093	189,812
Materials and supplies	7,977	5,590
Current derivative asset (Note 10)	26,713	31,139
Current deferred tax asset	11,527	11,527
Prepaid expenses and other	9,466	13,374
Total current assets	190,640	252,491
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	5,089,874	4,990,753
Unproved properties not being amortized	465,142	485,568
Drilling equipment	1,659,103	1,620,692
Gas gathering and processing equipment	634,114	628,689
Saltwater disposal systems	59,818	56,702
Transportation equipment	41,495	40,693
Other	66,864	57,706
	8,016,410	7,880,803
Less accumulated depreciation, depletion, amortization, and impairment	4,243,886	3,747,412
Net property and equipment	3,772,524	4,133,391
Debt issuance cost	9,858	10,255
Goodwill	62,808	62,808
Other assets	15,075	14,783
Total assets	$4,050,905	$4,473,728

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	March 31, 2015	December 31, 2014
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,911	$218,500
Accrued liabilities (Note 5)	58,767	70,171
Income taxes payable	382	481
Current portion of other long-term liabilities (Note 6)	15,949	15,019
Total current liabilities	207,009	304,171
Long-term debt (Note 6)	883,584	812,163
Other long-term liabilities (Note 6)	142,597	148,785
Deferred income taxes	725,572	876,215
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 50,400,824 and 49,593,812 shares issued as of March 31, 2015 and December 31, 2014, respectively	9,827	9,732
Capital in excess of par value	476,131	468,123
Retained earnings	1,606,185	1,854,539
Total shareholders’ equity	2,092,143	2,332,394
Total liabilities and shareholders’ equity	$4,050,905	$4,473,728

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$106,069	$188,207
Contract drilling	95,077	106,600
Gas gathering and processing	53,953	93,181
Total revenues	255,099	387,988
Expenses:
Oil and natural gas:
Operating costs	45,211	40,415
Depreciation, depletion, and amortization	77,118	59,680
Impairment of oil and natural gas properties (Note 2)	400,593	—
Contract drilling:
Operating costs	51,746	63,804
Depreciation	15,013	18,395
Gas gathering and processing:
Operating costs	44,175	80,960
Depreciation and amortization	10,694	9,591
General and administrative	9,370	9,637
Gain on disposition of assets	(545)	(9,426)
Total operating expenses	653,375	273,056
Income (loss) from operations	(398,276)	114,932
Other income (expense):
Interest, net	(7,240)	(3,790)
Gain (loss) on derivatives not designated as hedges	6,586	(18,366)
Other	(2)	120
Total other income (expense)	(656)	(22,036)
Income (loss) before income taxes	(398,932)	92,896
Income tax expense (benefit):
Current	65	9,795
Deferred	(150,643)	26,156
Total income taxes	(150,578)	35,951
Net income (loss)	$(248,354)	$56,945
Net income (loss) per common share:
Basic	$(5.07)	$1.17
Diluted	$(5.07)	$1.17

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(248,354)	$56,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	103,590	88,432
Impairment of oil and natural gas properties (Note 2)	400,593	—
(Gain) loss on derivatives	(6,586)	18,366
Cash (payments) receipts on derivatives settled	11,012	(8,872)
Deferred tax expense (benefit)	(150,643)	26,156
Gain on disposition of assets	(545)	(9,426)
Employee stock compensation plans	5,863	5,444
Other, net	1,374	1,179
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	51,910	(55,175)
Accounts payable	(3,131)	(11,430)
Material and supplies	(2,387)	2,781
Accrued liabilities	(6,295)	8,666
Other, net	3,908	394
Net cash provided by operating activities	160,309	123,460
INVESTING ACTIVITIES:
Capital expenditures	(233,412)	(197,266)
Proceeds from disposition of assets	2,385	36,748
Net cash used in investing activities	(231,027)	(160,518)
FINANCING ACTIVITIES:
Borrowings under credit agreement	224,399	4,000
Payments under credit agreement	(153,100)	(4,000)
Payments on capitalized leases	(874)	—
Proceeds from exercise of stock options	—	850
Book overdrafts	108	18,667
Net cash provided by financing activities	70,533	19,517
Net decrease in cash and cash equivalents	(185)	(17,541)
Cash and cash equivalents, beginning of period	1,049	18,593
Cash and cash equivalents, end of period	$864	$1,052

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	(4,475)	(7,684)
Income taxes	500	7,100
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	83,566	309
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	6,087	14,972

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements in this report include the accounts of Unit Corporation and all its subsidiaries and affiliates and have been prepared under the rules and regulations of the SEC. The terms “company,” “Unit,” “we,” “our,” “us,” or like terms refer to Unit Corporation, a Delaware corporation, and one or more of its subsidiaries and affiliates, except as otherwise indicated or as the context otherwise requires.

The accompanying condensed consolidated financial statements are unaudited and do not include all the notes in our annual financial statements. This report should be read with the audited consolidated financial statements and notes in our Form 10-K, filed February 24, 2015, for the year ended December 31, 2014.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state the following:

•	Balance Sheets at March 31, 2015 and December 31, 2014;

•	Statements of Operations for the three months ended March 31, 2015 and 2014; and

•	Statements of Cash Flows for the three months ended March 31, 2015 and 2014.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States (GAAP). GAAP requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates. Results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be realized for the full year of 2015, or that we realized for the full year of 2014.

Certain amounts in the accompanying unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to current year presentation. Certain financial statement captions were expanded or combined with no impact to consolidated net income (loss) or shareholders' equity.

Regarding the unaudited financial information for the three month periods ended March 31, 2015 and 2014, our auditors, PricewaterhouseCoopers LLP, reported that it applied limited procedures under professional standards in reviewing that information. Its separate report dated May 7, 2015, which is included in this report, states it did not audit and it expresses no opinion on that unaudited financial information. The reliance placed on its report should be restricted in light of the limited review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Act) for its report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

NOTE 2 – OIL AND NATURAL GAS PROPERTIES

Full cost accounting rules require us to review the carrying value of our oil and natural gas properties at the end of each quarter. Under those rules, the maximum amount allowed as the carrying value is referred to as the ceiling. The ceiling is the sum of the present value (using a 10% discount rate) of the estimated future net revenues from our proved reserves (using the unescalated 12-month average price of our oil, NGLs, and natural gas), plus the cost of properties not being amortized, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, less related income taxes. If the net book value of the oil, NGLs, and natural gas properties being amortized exceeds the full cost ceiling, the excess amount is charged to expense in the period during which the excess occurs, even if prices are depressed for only a short while. Once incurred, a write-down of oil and natural gas properties is not reversible.

During the first quarter of 2015, the 12-month average commodity prices decreased significantly, resulting in a non-cash ceiling test write-down of $400.6 million pre-tax ($249.4 million, net of tax).

NOTE 3 – DIVESTITURES

We sold non-core oil and natural gas assets, net of related expenses, for less than $0.1 million during the first quarter of 2015, compared to $8.7 million during the first quarter of 2014. Proceeds from those sales reduced the net book value of our full cost pool with no gain or loss recognized.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable under the current environment. During the first quarter of 2015, we sold one of these drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $0.3 million net book value of the drilling rig resulting in a gain of $7,900.

During the first quarter of 2014, we sold four idle 3,000 horsepower drilling rigs to an unaffiliated third-party. The proceeds of this sale, less costs to sell, exceeded the $16.3 million net book value of the drilling rigs, both in the aggregate and for each drilling rig, resulting in a gain of $9.6 million.

NOTE 4 – EARNINGS PER SHARE

Information related to the calculation of earnings per share follows:

	Income (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended March 31, 2015
Basic earnings (loss) per common share	$(248,354)	48,977	$(5.07)
Effect of dilutive stock options, restricted stock, and stock appreciation rights (SARs)	—	—	—
Diluted earnings (loss) per common share	$(248,354)	48,977	$(5.07)
For the three months ended March 31, 2014
Basic earnings per common share	$56,945	48,493	$1.17
Effect of dilutive stock options, restricted stock, and SARs	—	379	—
Diluted earnings per common share	$56,945	48,872	$1.17

Due to the net loss for the three months ended March 31, 2015, approximately 159,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and were excluded from the earnings per share calculation above.

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	March 31,
	2015	2014
Stock options and SARs	291,770	73,500
Average exercise price	$50.22	$64.43

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Lease operating expenses	$18,031	$20,709
Interest	17,388	6,654
Employee costs	9,763	31,451
Taxes	5,499	3,284
Third-party credits	3,214	2,825
Other	4,872	5,248
Total accrued liabilities	$58,767	$70,171

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the dates in the table, our long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Credit agreement with an average interest rate of 2.3% and 2.9% at March 31, 2015 and December 31, 2014, respectively	$237,300	$166,000
6.625% senior subordinated notes due 2021, net of unamortized discount of $3.7 million and $3.8 million at March 31, 2015 and December 31, 2014, respectively	646,284	646,163
Total long-term debt	$883,584	$812,163

Credit Agreement. On April 10, 2015, we amended our Senior Credit Agreement (credit agreement) previously scheduled to mature on September 13, 2016. The amended credit agreement has a maturity date of April 10, 2020. The amount we can borrow is the lesser of the amount we elect (from time to time) as the commitment amount or the value of the borrowing base as determined by the lenders (currently $725.0 million), but in either event not to exceed the maximum credit agreement amount of $900.0 million. Our current elected commitment amount is $500.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. To date, for this new amendment, we paid $2.6 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement.

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the credit agreement.

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At March 31, 2015, we had $237.3 million outstanding borrowings under our credit agreement.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production, and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets, (c) issuance of standby letters of credit, (d) contract drilling services, and (e) general corporate purposes.

The credit agreement prohibits, among other things:

•	the payment of dividends (other than stock dividends) during any fiscal year over 30% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions; and

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business and with certain limited exceptions, on any of our properties, except in favor of our lenders.

The credit agreement also requires that we have at the end of each quarter:

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1; and

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of March 31, 2015, we were in compliance with the covenants in the credit agreement.

6.625% Senior Subordinated Notes. We have an aggregate principal amount of $650.0 million, 6.625% senior subordinated notes (the Notes). The interest is payable semi-annually (in arrears) on May 15 and November 15 of each year, and the Notes will mature on May 15, 2021. For the issuance of the Notes, we incurred $14.7 million of fees being amortized as debt issuance cost over the life of the Notes.

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms and providing for issuing the Notes. The Guarantors are all of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

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

Before May 15, 2016, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of March 31, 2015.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Asset retirement obligation (ARO) liability	$95,441	$100,567
Capital lease obligations	25,037	25,876
Workers’ compensation	18,066	17,997
Separation benefit plans	11,629	11,276
Deferred compensation plan	4,340	4,055
Gas balancing liability	3,623	3,623
Other	410	410
	158,546	163,804
Less current portion	15,949	15,019
Total other long-term liabilities	$142,597	$148,785

Estimated annual principal payments under the terms of debt and other long-term liabilities during each of the five successive twelve month periods beginning April 1, 2015 (and through 2020) are $15.9 million, $279.1 million, $9.0 million, $8.5 million, and $4.9 million, respectively. On April 10, 2015, we amended our credit agreement previously scheduled to mature on September 13, 2016. The amended credit agreement has a maturity date of April 10, 2020.

Capital Leases

During 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The current portion of our capital lease obligations of $3.4 million is included in current portion of other long-term liabilities and the non-current portion of $21.6 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015. These capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $10.9 million and $3.4 million, respectively at March 31, 2015. Annual payments, net of maintenance and interest, average $3.9 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

Future payments required under the capital leases at March 31, 2015:

Amount
Ending March 31,	(In thousands)
2016	$6,195
2017	6,195
2018	6,195
2019	6,195
2020	6,195
2021 and thereafter	8,419
Total future payments	39,394
Less payments related to:
Maintenance	10,942
Interest	3,415
Present value of future minimum payments	$25,037

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

The following table shows certain information about our AROs for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
ARO liability, January 1:	$100,567	$133,657
Accretion of discount	932	1,215
Liability incurred	5,174	635
Liability settled	(760)	(548)
Liability sold	(240)	(459)
Revision of estimates (1)	(10,232)	(14,600)
ARO liability, March 31:	95,441	119,900
Less current portion	3,467	2,961
Total long-term ARO	$91,974	$116,939
_______________________

(1)	Plugging liability estimates were revised in both 2015 and 2014 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The FASB has issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are in the process of evaluating the impact it will have on our financial statements.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact it will have on our financial statements.

NOTE 9 – STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Recognized stock compensation expense	$4.3	$3.8
Capitalized stock compensation cost for our oil and natural gas properties	0.9	0.8
Tax benefit on stock based compensation	1.7	1.5

The remaining unrecognized compensation cost related to unvested awards at March 31, 2015 is approximately $35.4 million, of which $5.7 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is one year.

The Unit Corporation Stock and Incentive Compensation Plan Amended and Restated May 2, 2012 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) as well as to non-employee directors. As of the date of this report, a total of 3,300,000 shares of the company's common stock was authorized for issuance to eligible participants under the amended plan.

We did not grant any SARs or stock options during either of the three month periods ending March 31, 2015 and 2014. The following table shows the fair value of restricted stock awards granted to employees and non-employee directors during the first three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Shares granted:
Employees	724,442	438,342
Non employee directors	—	—
	724,442	438,342
Estimated fair value (in millions):
Employees	$23.6	$22.3
Non employee directors	—	—
	$23.6	$22.3
Percentage of shares granted expected to be distributed:
Employees	96%	95%
Non employee directors	N/A	N/A

The restricted stock awards granted during the first three months of 2015 and 2014 are being recognized over a three year vesting period, except for a portion of those awards made to certain executive officers. As to those executive officers, 50% of the shares granted, or 148,081 shares in 2015 and 40% of the share granted, or 71,674 shares in 2014, (the performance shares), will cliff vest in the first half of 2018 and 2017, respectively. The actual number of performance shares that vest in 2017 and 2018 will be based on the company’s achievement of certain stock performance measures at the end of the term, and will range from 0% to 150% of the restricted shares granted as performance shares. Based on the selected performance criteria, the participants are estimated to receive the targeted amount (or approximately 100%) of the 2015 and 2014 performance based shares. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2015 awards for the first three months of 2015 was $1.1 million.

NOTE 10 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of March 31, 2015, our derivative transactions comprised the following hedges:

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

We have documented policies and procedures to monitor and control the use of derivative transactions. We do not engage in derivative transactions for speculative purposes. In August 2012, we determined–on a prospective basis–that we would no longer elect to use cash flow hedge accounting for our economic hedges. The change in fair value on all commodity derivatives entered into after that determination is reflected in the statement of operations and not in accumulated other comprehensive income (OCI). As of December 31, 2013, all cash flow hedges had expired.

At March 31, 2015, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Apr’15 – Dec’15	Crude oil – swap	1,000 Bbl/day	$95.00	WTI – NYMEX
Apr’15 – Dec’15	Natural gas – swap	40,000 MMBtu/day	$3.98	NYMEX (HH)
Apr’15 – Jun’15	Natural gas – swap	30,000 MMBtu/day	$3.10	NYMEX (HH)
Apr'15 – Jun'15	Natural gas – collar	30,000 MMBtu/day	$2.92-$3.26	NYMEX (HH)
Jul'15 – Sep'15	Natural gas – collar	30,000 MMBtu/day	$2.58-$3.04	NYMEX (HH)

After March 31, 2015, the following non-designated hedge was entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
May’15 – Dec’15	Crude oil – collar	2,000 Bbl/day	$58.00-$64.40	WTI – NYMEX

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$26,713	$31,139
Total derivative assets		$26,713	$31,139

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

For our economic hedges any changes in fair value occurring before maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives not designated as hedges in our Unaudited Condensed Consolidated Statements of Operations.

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations (derivatives not designated as hedging instruments) for the three months ended March 31:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives not designated as hedges (1)	$6,586	$(18,366)
Total		$6,586	$(18,366)
_______________________

(1)	Amounts settled during the 2015 and 2014 periods include a gain of $11.0 million and a loss of $8.9 million, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value is defined as the amount received from the sale of an asset or paid for transferring a liability in an orderly transaction between market participants (in either case, an exit price). To estimate an exit price, a three-level hierarchy is used prioritizing the valuation techniques used to measure fair value. The highest priority is given to Level 1 and the lowest priority is given to Level 3. The levels are summarized as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets and liabilities.

•
Level 2 - significant observable pricing inputs other than quoted prices included within level 1 either directly or indirectly observable as of the reporting date. Inputs (variables used in the pricing models) that are derived principally from or corroborated by observable market data.

•	Level 3 - unobservable inputs developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments. We corroborate these inputs based on recent transactions and broker quotes and compare the fair value with actual settlements.

The following tables set forth our recurring fair value measurements:

	March 31, 2015
	Level 2	Level 3	Gross Amounts	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$25,856	$902	$26,758	$(45)	$26,713
Liabilities	—	(45)	(45)	45	—
	$25,856	$857	$26,713	$—	$26,713

	December 31, 2014
	Level 2	Level 3	Gross Amounts	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$27,784	$3,355	$31,139	$—	$31,139
Liabilities	—	—	—	—	—
	$27,784	$3,355	$31,139	$—	$31,139

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

The following tables are reconciliations of our level 3 fair value measurements:

	Commodity Collars
	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Beginning of period	$3,355	$(2,595)
Total gains or losses (realized and unrealized):
Included in earnings (1)	777	(3,428)
Settlements	(3,275)	1,559
End of period	$857	$(4,464)
Total losses for the period included in earnings attributable to the change in unrealized loss relating to assets still held at end of period	$(2,498)	$(1,869)
_______________________

(1)	Commodity collars are reported in the Unaudited Condensed Consolidated Statements of Operations in gain (loss) on derivatives not designated as hedges.

The following table provides quantitative information about our Level 3 unobservable inputs at March 31, 2015:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Natural gas collar	$857	Discounted cash flow	Forward commodity price curve	$0.00 - $0.38
 _______________________

(1)
The commodity contracts detailed in this category include non-exchange-traded natural gas collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Based on our valuation at March 31, 2015, we determined that risk of non-performance by our counterparties was immaterial.

Fair Value of Other Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made under accounting guidance for financial instruments. We have determined the estimated fair values by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop these estimates. Using different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

At March 31, 2015, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreement has historically approximated its fair value and at March 31, 2015 was $237.3 million. This debt would be classified as Level 2.

The carrying amounts of long-term debt, net of unamortized discount, associated with the Notes reported in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 were $646.3 million and $646.2 million, respectively. We estimated the fair value of these Notes using quoted marked prices at March 31, 2015 and December 31, 2014 which were $617.7 million and $605.5 million, respectively. These Notes would be classified as Level 2.

Fair Value of Non-Financial Instruments

The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant, and equipment. Significant Level 3 inputs used in the calculation of AROs include plugging costs and remaining reserve lives. A reconciliation of the Company’s AROs is presented in Note 7 – Asset Retirement Obligations.

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

The following table provides certain information about the operations of each of our segments:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Revenues:
Oil and natural gas	$106,069	$188,207

Contract drilling	104,938	124,258
Elimination of inter-segment revenue	(9,861)	(17,658)
Contract drilling net of inter-segment revenue	95,077	106,600

Gas gathering and processing	73,804	120,360
Elimination of inter-segment revenue	(19,851)	(27,179)
Gas gathering and processing net of inter-segment revenue	53,953	93,181

Total revenues	$255,099	$387,988
Operating income (loss):
Oil and natural gas	$(416,853)	$88,112
Contract drilling	28,318	24,401
Gas gathering and processing	(916)	2,630
Total operating income (loss) (1)	(389,451)	115,143
General and administrative	(9,370)	(9,637)
Gain on disposition of assets	545	9,426
Gain (loss) on derivatives not designated as hedges	6,586	(18,366)
Interest expense, net	(7,240)	(3,790)
Other	(2)	120
Income (loss) before income taxes	$(398,932)	$92,896
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain on disposition of assets, gain (loss) on non-designated hedges, interest expense, other income (loss), or income taxes.

NOTE 13 – SUBSEQUENT EVENT
After March 31, 2015, our board of directors approved a plan to sell the remaining 30 drilling rigs removed from service in December 2014 within the next year. The approximate carrying value of these rigs is $8.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Unit Corporation

We have reviewed the accompanying unaudited condensed consolidated balance sheets of Unit Corporation and its subsidiaries as of March 31, 2015, and the related unaudited condensed consolidated statements of operations for the three-month periods ended March 31, 2015 and 2014 and the unaudited condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
May 7, 2015

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

Please read the following discussion and our unaudited condensed consolidated financial statements and related notes with the information in our most recent Annual Report on Form 10-K.

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

Business Outlook

As discussed in other parts of this report, the success of our consolidated business, and that of each of our three operating segments, depends, to a large extent, on: the prices we receive for and the amount of our oil, NGLs, and natural gas production; the demand for oil, NGLs, and natural gas; and, the demand for our drilling rigs which influences the amounts we can charge for those drilling rigs. Although all of our current operations are within the United States, events outside the United States can affect us and our industry.

During recent months, both within the United States and the world, deteriorating commodity prices have brought about significant and immediate changes affecting our industry and us. The recent decline in commodity prices is causing us (and other oil and gas companies) to reduce our level of drilling activity and spending. When drilling activity and spending decline for any sustained period of time the number of our drilling rigs working and the rates we charge for them also decline. In addition, lower commodity prices for any sustained period of time could affect the liquidity condition of some of our industry partners and customers, which might limit their ability to meet their financial obligations to us.

How long the current depressed prices for oil and natural gas products continue is uncertain. As noted elsewhere in this report, commodity prices are subject to several factors most of which are beyond our control.

The impact on our business and financial results because of the recent reduction in oil and NGLs (and to a lesser extent natural gas) prices is uncertain in the long term, but in the short term, it has had several consequences for us, including:

•
In March 2015, we incurred a non-cash ceiling test write-down of our oil and natural gas properties of $400.6 million pre-tax ($249.4 million net of tax). Subsequent to March 31, 2015, commodity prices have remained at low levels. We anticipate these reduced prices will require an additional write-down of the carrying value of our oil and natural gas properties for the quarter ending June 30, 2015 and potentially for subsequent quarters.

•
We have reduced the number of gross wells we plan to drill in 2015 by approximately 62%-68% from the number of gross wells drilled in 2014. This reduction is driven not only by reduced commodity prices but also because the costs to drill the wells have remained relatively high compared to current commodity prices.

•
Several of our drilling rig customers have significantly reduced their drilling budgets for 2015, resulting in a significant reduction in the average utilization of our drilling rig fleet. At December 31, 2014, we had 75 rigs operating, at March 31, 2015, this number was 32. While further reductions are possible, the market for drilling rigs appears to be stabilizing.

•
Due to the decline in NGLs prices, we operated our processing facilities in full ethane rejection mode which reduced the liquids sold. As long as NGLs prices continue to be at or below these levels, we expect to continue operating in full ethane rejection mode. While processed volumes increased in the first quarter of 2015, as low commodity prices continue we expect further reductions in drilling activity around our systems which will eventually affect the number of new wells available to connect to our systems and result in lower processed volumes.

We have reduced our total 2015 capital budget for all three of our business segments by approximately 52% as compared to 2014, excluding acquisitions and ARO liability. Our budget is designed to keep our capital expenditures substantially within our anticipated cash flow.

Our 2015 current capital expenditures budget is based on realized prices for the year of $53.73 per barrel of oil, $17.03 per barrel of NGLs, and $3.18 per Mcf of natural gas. Our budget is subject to possible periodic adjustments for various reasons including changes in commodity prices and industry conditions. Funding for the budget will come primarily from our cash flow and borrowings under our credit agreement.

Executive Summary

Oil and Natural Gas

First quarter 2015 production from our oil and natural gas segment was 5,117,000 barrels of oil equivalent (Boe) which was an increase of 5% and 22% over the fourth quarter of 2014 and the first quarter of 2014, respectively. The increases were primarily from production associated with new wells.

First quarter 2015 oil and natural gas revenues decreased 36% and 44% from the fourth quarter of 2014 and the first quarter of 2014, respectively. The decreases were due primarily to lower oil, NGLs, and natural gas prices partially offset by higher sales volumes.

Our oil prices for the first quarter of 2015 decreased 40% compared to the fourth quarter of 2014 and decreased 47% from the first quarter of 2014. Our NGLs prices decreased 66% from the fourth quarter of 2014 and decreased 78% from the first quarter of 2014. Our natural gas prices decreased 21% from the fourth quarter of 2014 and decreased 31% from the first quarter of 2014.

Operating cost per Boe produced for the first quarter of 2015 decreased 20% from the fourth quarter of 2014 and decreased 9% from the first quarter of 2014. Costs were lower between the first quarter of 2015 and the fourth quarter of 2014 primarily due to lower saltwater disposal expenses and higher gross production tax credits somewhat offset by higher workover expenses.

Currently we have hedged approximately 1,000 Bbls per day of oil production for April 2015 and 3,000 Bbls per day of oil production for May 2015 through December 2015. We have hedged 100,000 MMBtu per day of natural gas production in the second quarter 2015, 70,000 MMBtu per day of natural gas production in the third quarter of 2015, and 40,000 MMBtu per day of natural gas production in the fourth quarter of 2015. The April 2015 through December 2015 oil production is hedged by a swap contract for 1,000 Bbls per day at a comparable average NYMEX price of $95.00. The May 2015 through December 2015 oil production is hedge by a collar contract for 2,000 Bbls per day at a comparable average NYMEX floor price of $58.00 and a ceiling price of $64.40. The natural gas production in the second quarter is hedged by swaps for 70,000 MMBtu per day and collars for 30,000 MMBtu per day. The second quarter swap transactions were done at a comparable average NYMEX price of $3.60. The second quarter collar transactions were done at a comparable average NYMEX floor price of $2.92 and ceiling price of $3.26. The natural gas production in the third quarter is hedged by swaps for 40,000 MMBtu per day and collars for 30,000 MMBtu per day. The third quarter swap transactions were done at a comparable average NYMEX price of $3.98. The third quarter collar transactions were done at a comparable average NYMEX floor price of $2.58 and ceiling price of $3.04. The natural gas production in the fourth quarter is hedged by swaps for 40,000 MMBtu per day. The fourth quarter swap transactions were done at a comparable average NYMEX price of $3.98.

As of March 31, 2015, we completed drilling 21 gross wells (14.37 net wells). For all of 2015, we plan to participate in the drilling of approximately 60-70 gross wells. Excluding acquisitions and ARO liability, our estimated 2015 capital expenditures for this segment are $308.5 million. Our current 2015 production guidance is approximately 18.6 to 19.0 MMBoe, an increase of 2% to 4% over 2014, although actual results continue to be subject to many factors.

Contract Drilling

The average number of drilling rigs we operated for the first quarter of 2015 was 50.1 compared to 80.9 and 67.9 in the fourth quarter of 2014 and the first quarter of 2014, respectively. Late in the fourth quarter of 2014, the number of our drilling rigs operating started to decline and has continued to decline throughout the first quarter of 2015 due to lower commodity prices and operators reducing their drilling budgets. As of March 31, 2015, 32 drilling rigs are operating and while further reductions are possible, the market for drilling rigs appears to be stabilizing.

Revenue for the first quarter of 2015 decreased 30% and 11% from the fourth quarter of 2014 and the first quarter of 2014, respectively. The decreases were due primarily to fewer rigs operating somewhat offset by early contract termination revenue.

Dayrates for the first quarter of 2015 averaged $20,130, a 2% decrease from the fourth quarter of 2014 and a 3% increase over the first quarter of 2014. The decrease from the fourth quarter of 2014 was due to downward pressure on dayrates with lower demand. The increase over the first quarter of 2014 was primarily due to the higher rates for the new BOSS drilling rigs that went into service.

Operating costs for the first quarter of 2015 decreased 34% and 19% from the fourth quarter of 2014 and the first quarter of 2014, respectively. The decreases were due primarily to fewer rigs operating.

Almost all of our working drilling rigs in 2015 have been drilling horizontal or directional wells. With the recent low commodity prices, our customers have drastically reduced their drilling budgets. As a result, we are experiencing reduced drilling rig utilization. Commodity prices in the basins in which we operate ultimately affect the demand and mix of the drilling rigs used by our customers. Our drilling rig fleet consists of drilling rigs capable of meeting our customers' demands whether it be for oil, natural gas, or NGLs and whether it be for shallow, deep, vertical, or horizontal type drilling. Current and future demand for drilling rigs will affect dayrates. The future demand for and the availability of drilling rigs to meet that demand will also affect our future dayrates.

During the first quarter of 2015, we had a net reduction of 43 drilling rigs operating, resulting in 32 drilling rigs operating as of March 31, 2015. Of those, 18 are on spot market contracts and 14 are on term drilling contracts, with original terms ranging from six months to two years. Seven term contracts are up for renewal in 2015 (three in both of the second and third quarters and one in the fourth quarter), five are up for renewal in 2016, and two are up for renewal in 2017. Term contracts may contain a fixed rate for the duration of the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts have opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. During the first quarter of 2015, we recorded $12.7 million in early termination fees.

During the first quarter of 2015, we had two BOSS drilling rigs placed into service for third-party operators. An additional BOSS drilling rig was placed into service for a third-party operator in April and two more will be delivered later this year. Some of the long lead time components for three additional BOSS drilling rigs were ordered during 2014. Our estimated 2015 capital expenditures for this segment are $99.7 million.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable under the current environment. During the first quarter of 2015, we sold one of the rigs removed from service to an unaffiliated third party. After March 31, 2015, our board of directors approved a plan to sell the remaining 30 drilling rigs within the next year.

Mid-Stream

First quarter 2015 liquids sold per day decreased 17% and 20% from the fourth quarter of 2014 and the first quarter of

2014, respectively. The decreases were due to operating in ethane ejection mode. For the first quarter of 2015, gas processed per day increased 15% over the fourth quarter of 2014 and increased 26% over the first quarter of 2014. The increases were primarily due to connecting new wells to both existing and newly constructed systems. For the first quarter of 2015, gas gathered per day increased 2% over the fourth quarter of 2014 and increased 10% over the first quarter of 2014. The increases were from additional wells added to our systems partially offset by lower gathered volumes from the Pittsburgh Mills system.

NGLs prices in the first quarter of 2015 decreased 23% from the prices received in the fourth quarter of 2014 and decreased 49% from the prices received in the first quarter of 2014. Because certain of the contracts used by our mid-stream segment for NGLs transactions are percent of proceeds (POP) contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those POP contracts fluctuate based on the price of NGLs.

Total operating cost for our mid-stream segment for the first quarter of 2015 decreased 36% from the fourth quarter of 2014 and decreased 45% from the first quarter of 2014 due to lower gas purchase prices partially offset by higher purchase volumes.

We completed the connection of our Buffalo Wallow gathering system to our Hemphill County, Texas facility and delivered Buffalo Wallow gathered gas to the Hemphill processing facility on January 1, 2015. Our Hemphill facility has a total processing capacity of approximately 135 MMcf per day. During the first quarter of 2015, we added six new wells to this system and had an average throughput volume of 93 MMcf per day.

At our Cashion facility in central Oklahoma, our total processing capacity is currently 45 MMcf per day. During the first quarter of 2015, we connected four new wells to this system and completed the installation of the fourth compressor at our Waswo compressor station to accommodate increased volumes from the northern end of this system.

At our Perkins facility, our total processing capacity is now 27 MMcf per day after completing several projects to upgrade our processing capacity and increase liquid recoveries. During the first quarter of 2015, we connected five new wells to this system from two producers drilling in the area.

In the Mississippian play in north central Oklahoma, we continue to connect new wells and increase volumes on our Bellmon system. During the first quarter of 2015, we connected 20 new wells to this system. Our total processing capacity at this facility is approximately 90 MMcf per day from two operational cryogenic processing plant skids. During the first quarter, we had an average throughput volume of 38 MMcf per day at this facility.

In the Appalachian region, we are continuing to expand the Pittsburgh Mills gathering system. We are completing the construction of an expansion project which extends our gathering system into Butler County, Pennsylvania. This project consists of a seven-mile pipeline with a related compressor station and provides us an additional outlet for our gas. The pipeline has been completed and we gathered gas from a new well pad connected to our system in the first quarter of 2015. Construction of the compressor station is underway and will be completed by the time compression services are required. This expansion project will allow us the ability to connect additional well pads scheduled to be drilled in 2015 and 2016.

Also in the Appalachian area, we recently began construction of the Snow Shoe gathering system. This is a new fee-based gathering system which will be located in Centre County, Pennsylvania and will consist of approximately seven miles of 16” and 24” pipeline and a related compressor station. The environmental and regulatory activities have been completed and we are obtaining and clearing right of way. Construction of the pipeline and compressor station will begin in the second quarter of 2015 with an expected completion date in the fourth quarter of 2015.

Our estimated 2015 capital expenditures for this segment are $68.4 million, excluding acquisitions.

Financial Condition and Liquidity

Summary

Our financial condition and liquidity depends on the cash flow from our operations and borrowings under our credit agreement. The principal factors determining our cash flow are:

•	the quantity of natural gas, oil, and NGLs we produce;

•	the prices we receive for our natural gas, oil, and NGLs production;

•	the demand for and the dayrates we receive for our drilling rigs; and

•	the fees and margins we obtain from our natural gas gathering and processing contracts.

	Three Months Ended March 31,		% Change (1)
	2015	2014
	(In thousands except percentages)
Net cash provided by operating activities	$160,309	$123,460	30%
Net cash used in investing activities	(231,027)	(160,518)	44%
Net cash provided by financing activities	70,533	19,517	NM
Net decrease in cash and cash equivalents	$(185)	$(17,541)
_______________________

(1)	NM - A percentage calculation is not meaningful due to a percentage greater than 200.

Cash Flows from Operating Activities

Our operating cash flow is primarily influenced by the prices for and the quantity of our oil, NGLs, and natural gas production; settlements of derivative contracts; third-party demand for our drilling rigs and mid-stream services; and the rates we can charge for those services. Our cash flows from operating activities are also affected by changes in working capital.

Net cash provided by operating activities in the first three months of 2015 increased by $36.8 million over the first three months of 2014 due primarily to changes in operating assets and liabilities related to the timing of cash receipts and disbursements partially offset by lower revenues due to lower commodity prices and lower utilization.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration for and production of oil, NGLs, and natural gas. These capital expenditures are necessary to limit inherent declines in production, which is typical in the capital-intensive oil and natural gas industry.

Cash flows used in investing activities increased by $70.5 million for the first three months of 2015 compared to the first three months of 2014. The change was due primarily to an increase in capital expenditures and a decrease in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased by $51.0 million for the first three months of 2015 compared to the first three months of 2014. This increase was primarily due to borrowings under our credit agreement offset partially by a decrease in our book overdrafts (checks issued but not presented to our bank for payment before the end of the period).

At March 31, 2015, we had unrestricted cash totaling $0.9 million and had borrowed $237.3 million of the $500.0 million we had elected to then have available under our credit agreement. Our credit agreement is used primarily for working capital and capital expenditures.

The following is a summary of certain financial information as of March 31, 2015 and 2014 and for the three months ended March 31, 2015 and 2014:

	March 31,		% Change (1)
	2015	2014
	(In thousands except percentages)
Working capital	$(16,369)	$(39,974)	59%
Long-term debt	$883,584	$645,809	37%
Shareholders’ equity	$2,092,143	$2,234,782	(6)%
Ratio of long-term debt to total capitalization	30%	22%
Net income (loss)	$(248,354)	$56,945	NM
_______________________

(1)	NM - A percentage calculation is not meaningful due to a percentage greater than 200.

The following table summarizes certain operating information:

	Three Months Ended
	March 31,		% Change
	2015	2014
Oil and Natural Gas:
Oil production (MBbls)	1,098	810	36%
NGLs production (MBbls)	1,286	1,065	21%
Natural gas production (MMcf)	16,398	13,854	18%
Average oil price per barrel received	$48.47	$91.53	(47)%
Average oil price per barrel received excluding derivatives	$44.66	$95.05	(53)%
Average NGLs price per barrel received	$8.65	$39.56	(78)%
Average NGLs price per barrel received excluding derivatives	$8.65	$39.56	(78)%
Average natural gas price per Mcf received	$2.94	$4.24	(31)%
Average natural gas price per Mcf received excluding derivatives	$2.52	$4.68	(46)%
Contract Drilling:
Average number of our drilling rigs in use during the period	50.1	67.9	(26)%
Total number of drilling rigs owned at the end of the period	91	118	(23)%
Average dayrate	$20,130	$19,615	3%
Mid-Stream:
Gas gathered—Mcf/day	334,278	304,083	10%
Gas processed—Mcf/day	189,160	150,042	26%
Gas liquids sold—gallons/day	568,876	712,225	(20)%
Number of natural gas gathering systems (1)	27	38	(29)%
Number of processing plants	13	14	(7)%
_______________________

(1)	In January 2015, our mid-stream segment transferred nine natural gas gathering systems to our oil and natural gas segment.

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $16.4 million and $40.0 million as of March 31, 2015 and 2014, respectively. This is primarily from the timing of our accounts payable associated with our capital expenditures. The effect of our derivative contracts increased working capital by $26.7 million as of March 31, 2015 and decreased working capital by $14.5 million as of March 31, 2014.

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

Based on our first three months of 2015 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $527,000 per month ($6.3 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first three months of 2015 was $2.94 compared to $4.24 for the first three months of 2014. Based on our first three months of 2015 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $356,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $414,000 per month ($5.0 million annualized) change in our pre-tax operating cash flow. In the first three months of 2015, our average oil price per barrel received, including the effect of derivatives, was $48.47 compared with an average oil price, including the effect of derivatives, of $91.53 in the first three months of 2014 and our first three months of 2015 average NGLs price per barrel received was $8.65 compared with an average NGLs price per barrel of $39.56 in the first three months of 2014.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. In the first quarter of 2015, the unamortized cost of our oil and gas properties exceeded the ceiling of our proved oil, NGLs, and natural gas reserves. As a result, we recorded a non-cash ceiling test write down of $400.6 million pre-tax ($249.4 million, net of tax). At March 31, 2015, the 12-month average unescalated prices were $82.72 per barrel of oil, $36.48 per barrel of NGLs, and $3.88 per Mcf of natural gas, then adjusted for price differentials. After March 31, 2015, commodity prices have remained at low levels. We anticipate these reduced prices will require an additional write-down of the carrying value of our oil and natural gas properties for the quarter ending June 30, 2015 and potentially for subsequent quarters.

Price declines can also adversely affect future semi-annual determinations of the amount we can borrow under our credit agreement since that determination is based mainly on the value of our oil, NGLs, and natural gas reserves. Such a reduction could limit our ability to carry out our planned capital projects.

Our natural gas production is sold to intrastate and interstate pipelines and to independent marketing firms and gatherers under contracts with terms ranging from one month to five years. Our oil production is sold to independent marketing firms generally in six month increments.

Contract Drilling Operations

Many factors influence the number of drilling rigs we are working at any given time and the costs and revenues associated with that work. These factors include the demand for drilling rigs in our areas of operation, competition from other drilling contractors, the prevailing prices for oil, NGLs, and natural gas, availability and cost of labor to run our drilling rigs, and our ability to supply the equipment needed.

Although our rig personnel are a key component to the overall success of our drilling services, with the present conditions existing in the drilling industry we do not anticipate increases in the compensation paid to those personnel in the near term.

Almost all of our working drilling rigs in 2015 have been drilling horizontal or directional wells. With the recent low commodity prices, our customers have drastically reduced their drilling budgets. As a result, we are experiencing reduced drilling rig utilization. Commodity prices in the basins in which we operate ultimately affect the demand and mix of the drilling rigs used by our customers. Our drilling rig fleet consists of drilling rigs capable to meet our customers' demands whether it be for oil, natural gas, or NGLs and whether it be for shallow, deep, vertical, or horizontal type drilling. Current and future demand for drilling rigs will affect dayrates and the availability of the type of drilling rigs to meet that demand will also affect our future dayrates. For the first three months of 2015, our average dayrate was $20,130 per day compared to $19,615 per day for the first three months of 2014. The average number of our drilling rigs used in the first three months of 2015 was 50.1 drilling rigs (56% after removing 31 drilling rigs from service at December 31, 2014) compared with 67.9 drilling rigs (57%) in the first three months of 2014. Based on the average utilization of our drilling rigs during the first three months of 2015, a $100 per day change in dayrates has a $5,010 per day ($1.8 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with acquiring an ownership interest in the property. In those cases, revenues and expenses for those drilling services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $9.9 million and $17.7 million for the first three months of 2015 and 2014, respectively, from our contract drilling segment and eliminated the associated operating expense of $7.0 million and $12.4 million during the first three months of 2015 and 2014, respectively, yielding $2.9 million and $5.3 million during the first three months of 2015 and 2014, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 13 processing plants, 27 gathering systems, and approximately 1,450 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. Besides serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs and serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first three months of 2015 and 2014, our mid-stream operations purchased $17.9 million and $24.7 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $2.0 million and $2.5 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 334,278 Mcf per day in the first three months of 2015 compared to 304,083 Mcf per day in the first three months of 2014. It processed an average of 189,160 Mcf per day in the first three months of 2015 compared to 150,042 Mcf per day in the first three months of 2014. The amount of NGLs sold was 568,876 gallons per day in the first three months of 2015 compared to 712,225 gallons per day in the first three months of 2014. Gas gathering volumes per day in the first three months of 2015 increased 10% compared to the first three months of 2014 primarily from an increase in the number of wells connected to our systems between the comparative periods. Processed volumes for the first three months of 2015 increased 26% over the first three months of 2014 due primarily to new wells connected. NGLs sold decreased 20% from the comparative period due to being in ethane rejection mode.

Our Credit Agreement and Senior Subordinated Notes

Credit Agreement. On April 10, 2015, we amended our Senior Credit Agreement (credit agreement) previously scheduled to mature on September 13, 2016. The amended credit agreement has a maturity date of April 10, 2020. The amount we can borrow is the lesser of the amount we elect (from time to time) as the commitment amount or the value of the borrowing base as determined by the lenders (currently $725.0 million), but in either event not to exceed the maximum credit agreement amount of $900.0 million. Our current elected commitment amount is $500.0 million. We are charged a commitment fee ranging from 0.375 to 0.50 of 1% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. To date, for this new amendment, we paid $2.6 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement.

The current lenders under our credit agreement and their respective participation interests are:

Lender	Participation Interest
BOK (BOKF, NA, dba Bank of Oklahoma)	17%
Compass Bank	17%
BMO Harris Financing, Inc.	15%
Bank of America, N.A.	15%
Wells Fargo Bank, N.A.	8%
Comerica Bank	8%
CIBC	8%
Toronto Dominion (New York), LLC	8%
The Bank of Nova Scotia	4%
100%

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the credit agreement.

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At March 31, 2015 and April 24, 2015, borrowings were $237.3 million and $254.6 million, respectively.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production, and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets, (c) issuance of standby letters of credit, (d) contract drilling services, and (e) general corporate purposes.

The credit agreement prohibits, among other things:

•	the payment of dividends (other than stock dividends) during any fiscal year over 30% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions; and

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business and with certain limited exceptions, on any of our properties, except in favor of our lenders.

The credit agreement also requires that we have at the end of each quarter:

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1; and

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of March 31, 2015, we were in compliance with the covenants in the credit agreement.

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

Before May 15, 2016, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of March 31, 2015.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances involved, all of which provide us with flexibility in deciding when and if to incur these costs. We completed drilling 21 gross wells (14.37 net wells) in the first three months of 2015 compared to 39 gross wells (23.30 net wells) in the first three months of 2014. Total capital expenditures for oil and gas properties on the full cost method for the first three months of 2015 by this segment, excluding a $6.1 million reduction in the ARO liability, totaled $88.0 million. Total capital expenditures for the first three months of 2014, excluding a $15.0 million reduction in the ARO liability, totaled $159.0 million.

Currently we plan to participate in drilling approximately 60-70 gross wells in 2015 and our total estimated capital expenditures (excluding any possible acquisitions) for this segment are approximately $308.5 million. Whether we can drill the full number of wells planned depends on several factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2014, four idle 3,000 horsepower drilling rigs were sold to an unaffiliated third party. The proceeds from that sale were used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable under the current environment. During the first quarter of 2015, we sold one of these rigs to an unaffiliated third party. After March 31, 2015, our board of directors approved a plan to sell the remaining 30 drilling rigs within the next year.

During the first quarter of 2015, we had two BOSS drilling rigs placed into service for third-party operators. An additional BOSS drilling rig was placed into service for a third-party operator in April and two more will be delivered later this year. Some of the long lead time components for three additional BOSS drilling rigs were ordered during 2014.

Our estimated 2015 capital expenditures for this segment are $99.7 million. At March 31, 2015, we had commitments to purchase approximately $12.7 million for drilling equipment over the next two years. We have spent $45.9 million for capital expenditures, including $30.6 million for the BOSS drilling rigs during the first quarter of 2015, compared to $30.1 million for capital expenditures, including $15.8 million for the BOSS drilling rigs, during the first quarter of 2014.

Mid-Stream Acquisitions and Capital Expenditures. We completed the connection of our Buffalo Wallow gathering system to our Hemphill County, Texas facility and delivered Buffalo Wallow gathered gas to the Hemphill processing facility on January 1, 2015. Our Hemphill facility has a total processing capacity of approximately 135 MMcf per day. During the first quarter of 2015, we added six new wells to this system and had an average throughput volume of 93 MMcf per day.

At our Cashion facility in central Oklahoma, our total processing capacity is currently 45 MMcf per day. During the first quarter of 2015, we connected four new wells to this system and completed the installation of the fourth compressor at our Waswo compressor station to accommodate increased volumes from the northern end of this system.

At our Perkins facility, our total processing capacity is now 27 MMcf per day after completing several projects to upgrade our processing capacity and increase liquid recoveries. During the first quarter of 2015, we connected five new wells to this system from two producers drilling in the area.

In the Mississippian play in north central Oklahoma, we continue to connect new wells and increase volumes on our Bellmon system. During the first quarter of 2015, we connected 20 new wells to this system. Our total processing capacity at this facility is approximately 90 MMcf per day from two operational cryogenic processing plant skids. During the first quarter, we had an average throughput volume of 38 MMcf per day at this facility.

In the Appalachian region, we are continuing to expand the Pittsburgh Mills gathering system. We are completing the construction of an expansion project which extends our gathering system into Butler County, Pennsylvania. This project consists of a seven-mile pipeline with a related compressor station and provides us an additional outlet for our gas. The pipeline has been completed and we gathered gas from a new well pad connected to our system in the first quarter of 2015. Construction of the compressor station is underway and will be completed by the time compression services are required. This expansion project will allow us the ability to connect additional well pads scheduled to be drilled in 2015 and 2016.

Also in the Appalachian area, we recently began construction of the Snow Shoe gathering system. This is a new fee-based gathering system which will be located in Centre County, Pennsylvania and will consist of approximately seven miles of 16” and 24” pipeline and a related compressor station. The environmental and regulatory activities have been completed and we are obtaining and clearing right of way. Construction of the pipeline and compressor station will begin in the second quarter of 2015 with an expected completion date in the fourth quarter of 2015.

During the first three months of 2015, our mid-stream segment incurred $7.7 million in capital expenditures as compared to $7.0 million in the first three months of 2014. For 2015, our estimated capital expenditures are $68.4 million, excluding acquisitions.

Contractual Commitments

At March 31, 2015, we had certain contractual obligations including:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$1,159,104	$48,617	$325,990	$86,125	$698,372
Operating leases (2)	7,311	5,219	2,041	51	—
Capital lease interest and maintenance(3)	14,357	2,750	5,074	4,466	2,067
Drill pipe, drilling components, and equipment purchases (4)	12,666	10,386	2,280	—	—
Enterprise Resource Planning software obligations (5)	1,911	1,425	486	—	—
Total contractual obligations	$1,195,349	$68,397	$335,871	$90,642	$700,439
_______________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our March 31, 2015 interest rates of 6.625% for the Notes and 2.3% for the credit agreement. On April 10, 2015, we amended our credit agreement previously scheduled to mature on September 13, 2016. The amended credit agreement has a maturity date of April 10, 2020.

(2)
We lease office space or yards in Edmond, Oklahoma City, and Tulsa, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through July, 2019. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $10.9 million and $3.4 million, respectively.

(4)	We have committed to pay $12.7 million for drilling rig components, drill pipe, and related equipment over the next two years.

(5)	We have committed to pay $1.4 million for Enterprise Resource Planning software and $0.5 million for maintenance for one year following implementation.

At March 31, 2015, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$4,340	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$11,629	$1,171	Unknown	Unknown	Unknown
Asset retirement liability (3)	$95,441	$3,467	$36,720	$7,709	$47,545
Gas balancing liability (4)	$3,623	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$18,066	$7,867	$2,750	$1,230	$6,219
Capital leases obligations (7)	$25,037	$3,444	$7,315	$7,924	$6,354
Other	$410	Unknown	$410	Unknown	Unknown
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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2011. One of our subsidiaries serves as the general partner of each of these programs. Effective December 31, 2014, The Unit 1984 Oil and Gas Limited Partnership dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $4,000 during the first quarter of 2015. We did not have any repurchases for the first quarter of 2014.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

(7)	The amount includes commitments under capital lease arrangements for compressors in our mid-stream segment.

Derivative Activities

Periodically we enter into derivative transactions locking in the prices to be received for a portion of our oil, NGLs, and natural gas production. In August 2012, we determined on a prospective basis, to enter into economic hedges without electing cash flow hedge accounting. All of our previous cash flow hedges expired as of December 31, 2013. Any change in fair value on all commodity derivatives we have entered into are now reflected in the statement of operations and not in accumulated other comprehensive income.

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At March 31, 2015, based on our first quarter 2015 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Q2	Q3	Q4
	2015	2015	2015
Daily oil production	8%	8%	8%
Daily natural gas production	55%	38%	22%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our March 31, 2015 evaluation, we believe the risk of non-performance by our counterparties is not material. At March 31, 2015, the fair values of the net assets (liabilities) we had with each of the counterparties to our commodity derivative transactions are as follows:

March 31, 2015
(In millions)
Bank of Montreal	$26.3
CIBC	0.4
Total assets	$26.7

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At March 31, 2015, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $26.7 million. At March 31, 2014, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative liabilities of $14.5 million.

For our economic hedges any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives not designated as hedges in our Unaudited Condensed Consolidated Statements of Operations. These gains (losses) at March 31 are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Gain (loss) on derivatives not designated as hedges:
Gain (loss) on derivatives not designated as hedges, included are amounts settled during the period of $11,012 and ($8,872), respectively	$6,586	$(18,366)
	$6,586	$(18,366)

Stock and Incentive Compensation

During the first three months of 2015, we granted awards covering 724,442 shares of restricted stock. These awards had an estimated fair value as of their grant date of $23.6 million. Compensation expense will be recognized over the three year vesting periods, and during the three months of 2015, we recognized $0.9 million in compensation expense and capitalized $0.2 million for these awards. During the first three months of 2015, we recognized compensation expense of $4.3 million for all of our restricted stock, stock options, and SAR grants and capitalized $0.9 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 15 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For each of the first three months of 2015 and 2014, the total we received for all of these fees was $0.1 million. Our proportionate share of assets, liabilities, and net income (loss) relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The FASB has issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We are in the process of evaluating the impact it will have on our financial statements.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact it will have on our financial statements.

Results of Operations
Quarter Ended March 31, 2015 versus Quarter Ended March 31, 2014
Provided below is a comparison of selected operating and financial data:

	Quarter Ended March 31,		Percent Change (1)
	2015	2014
	(In thousands unless otherwise specified)
Total revenue	$255,099	$387,988	(34)%
Net income (loss)	$(248,354)	$56,945	NM

Oil and Natural Gas:
Revenue	$106,069	$188,207	(44)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$45,211	$40,415	12%
Depreciation, depletion, and amortization	$77,118	$59,680	29%
Impairment of oil and natural gas properties	$400,593	$—	NM

Average oil price received (Bbl)	$48.47	$91.53	(47)%
Average NGLs price received (Bbl)	$8.65	$39.56	(78)%
Average natural gas price received (Mcf)	$2.94	$4.24	(31)%
Oil production (Bbl)	1,098,000	810,000	36%
NGLs production (Bbl)	1,286,000	1,065,000	21%
Natural gas production (Mcf)	16,398,000	13,854,000	18%
Depreciation, depletion, and amortization rate (Boe)	$14.76	$13.98	6%

Contract Drilling:
Revenue	$95,077	$106,600	(11)%
Operating costs excluding depreciation	$51,746	$63,804	(19)%
Depreciation	$15,013	$18,395	(18)%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	50.1	67.9	(26)%
Average dayrate on daywork contracts	$20,130	$19,615	3%

Mid-Stream:
Revenue	$53,953	$93,181	(42)%
Operating costs excluding depreciation and amortization	$44,175	$80,960	(45)%
Depreciation and amortization	$10,694	$9,591	12%

Gas gathered—Mcf/day	334,278	304,083	10%
Gas processed—Mcf/day	189,160	150,042	26%
Gas liquids sold—gallons/day	568,876	712,225	(20)%

Corporate and other:
General and administrative expense	$9,370	$9,637	(3)%
Gain on disposition of assets	$545	$9,426	(94)%
Other income (expense):
Interest expense, net	$(7,240)	$(3,790)	91%
Gain (loss) on derivatives not designated as hedges	$6,586	$(18,366)	136%
Other	$(2)	$120	(102)%
Income tax expense (benefit)	$(150,578)	$35,951	NM
Average long-term debt outstanding	$846,077	$650,079	30%
Average interest rate	5.7%	6.7%	(15)%
_______________________

(1)	NM - A percentage calculation is not meaningful due to a zero-value denominator or a percentage greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $82.1 million or 44% in the first quarter of 2015 as compared to the first quarter of 2014 due primarily to lower oil, natural gas, and NGLs prices. In the first quarter of 2015, as compared to the first quarter of 2014, oil production increased 36%, NGLs production increased 21%, and natural gas production increased 18%. Average oil prices decreased 47% to $48.47 per barrel, average natural gas prices decreased 31% to $2.94 per Mcf, and NGLs prices decreased 78% to $8.65 per barrel.

Oil and natural gas operating costs increased $4.8 million or 12% between the comparative first quarters of 2015 and 2014 due to higher saltwater disposal expenses and lease operating expenses offset partially by lower general and administrative expense.

Depreciation, depletion, and amortization (“DD&A”) increased $17.4 million or 29% due primarily to a 6% increase in our DD&A rate and a 22% increase in equivalent production. The increase in our DD&A rate in the first quarter of 2015 compared to the first quarter of 2014 resulted primarily from increased capitalized cost on new wells drilled between periods. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

During the first quarter of 2015, we recorded a non-cash ceiling test write-down of $400.6 million pre-tax ($249.4 million, net of tax). Subsequent to March 31, 2015, commodity prices have remained at low levels. We anticipate that these reduced prices will require an additional write-down of the carrying value of our oil and natural gas properties for the quarter ending June 30, 2015 and potentially for subsequent quarters.

Contract Drilling

Drilling revenues decreased $11.5 million or 11% in the first quarter of 2015 versus the first quarter of 2014. The decrease was due primarily to a 26% decrease in the average number of drilling rigs in use partially offset by a 3% increase in the average dayrate and $12.7 million for fees on contracts terminated early in the first quarter of 2015. Average drilling rig utilization decreased from 67.9 drilling rigs in the first quarter of 2014 to 50.1 drilling rigs in the first quarter of 2015.

Drilling operating costs decreased $12.1 million or 19% between the comparative first quarters of 2015 and 2014. The decrease was due primarily to fewer drilling rigs operating. Contract drilling depreciation decreased $3.4 million or 18% also due primarily to fewer drilling rigs operating.

Mid-Stream

Our mid-stream revenues decreased $39.2 million or 42% in the first quarter of 2015 as compared to the first quarter of 2014 due primarily from the average price for natural gas sold decreasing 40% and the average price for NGLs sold decreasing 49% and NGLs volumes sold per day decreasing 20% primarily from being in ethane ejection mode. Gas processing volumes per day increased 26% between the comparative quarters primarily from new well connections. Gas gathering volumes per day increased 10% between the comparative quarters due to new well connects.

Operating costs decreased $36.8 million or 45% in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a 56% decrease in prices paid for natural gas purchased partially offset by a 24% increase in purchase volumes. Depreciation and amortization increased $1.1 million, or 12%, primarily due to capital expenditures for upgrades and well connects.

General and Administrative

General and administrative expenses decreased $0.3 million or 3% in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower employee costs.

Gain on Disposition of Assets

There was a $0.5 million gain on disposition of assets in the first quarter of 2015 primarily due to the sale of various rig components, vehicles, and to a lesser extent the sale of one drilling rig in the first quarter of 2015, compared to a gain of $9.4 million for the sale of four idle 3,000 horsepower drilling rigs to an unaffiliated third-party in the first quarter of 2014.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $3.5 million between the comparative first quarters of 2015 and 2014 due primarily to higher average bank debt outstanding. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first quarter of 2015 was $5.9 million compared to $8.2 million in the first quarter of 2014, and was netted against our gross interest of $13.2 million and $12.0 million for the first quarters of 2015 and 2014, respectively. Our average interest rate decreased from 6.7% to 5.7% and our average debt outstanding was $196.0 million higher in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to the increase in outstanding borrowings under our credit agreement over the comparative periods.

Gain (loss) on derivatives not designated as hedges increased $25.0 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax expense (benefit) changed from an expense of $36.0 million in the first quarter of 2014 to a benefit of $150.6 million in the first quarter of 2015 primarily due to decreased pre-tax income primarily from the non-cash ceiling test write-down. Our effective tax rate was 37.8% for the first quarter of 2015 compared to 38.7% for the first quarter of 2014. This decrease is primarily due to our permanent tax differences having a lesser impact on our effective tax rate due to our pre-tax loss in the first quarter of 2015. Current income tax expense was $0.1 million for the first quarter of 2015 compared to $9.8 million for the first quarter of 2014 with the decrease primarily due to decreased anticipated alternative minimum taxes. We paid $0.5 million of income taxes in the first quarter of 2015.

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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first three months 2015 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $527,000 per month ($6.3 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $356,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $414,000 per month ($5.0 million annualized) change in our pre-tax operating cash flow.

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

At March 31, 2015, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Apr’15 – Dec’15	Crude oil – swap	1,000 Bbl/day	$95.00	WTI – NYMEX
Apr’15 – Dec’15	Natural gas – swap	40,000 MMBtu/day	$3.98	NYMEX (HH)
Apr’15 – Jun’15	Natural gas – swap	30,000 MMBtu/day	$3.10	NYMEX (HH)
Apr'15 – Jun'15	Natural gas – collar	30,000 MMBtu/day	$2.92-$3.26	NYMEX (HH)
Jul'15 – Sep'15	Natural gas – collar	30,000 MMBtu/day	$2.58-$3.04	NYMEX (HH)

After March 31, 2015, the following non-designated hedge was entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
May’15 – Dec’15	Crude oil – collar	2,000 Bbl/day	$58.00-$64.40	WTI – NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in the first three months of 2015, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $2.0 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer, and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed below, if any, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended March 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share(2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	—
February 1, 2015 to February 28, 2015	—	—	—	—
March 1, 2015 to March 31, 2015	137,037	27.79	137,037	—
Total	137,037	$27.79	137,037	—

_______________________

(1)
The shares were repurchased to remit withholding of taxes on the value of stock distributed with the first quarter 2015 vesting of restricted stock for grants previously made from our “Unit Corporation Stock and Incentive Compensation Plan Amended and Restated May 2, 2012.”

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

Unit Corporation

Date:	May 7, 2015	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	May 7, 2015	By: /s/ David T. Merrill
DAVID T. MERRILL
Senior Vice President, Chief Financial Officer, and Treasurer