Form 10-K
period 2015-12-31
UNIT CORP
filed 2016-02-25
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes [ ]    No [x]
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
Yes [ ]    No [x]
As of June 30, 2015, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the NYSE on June 30, 2015) held by non-affiliates was approximately $726,406,732. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $0.20 par value per share	51,022,722 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement (the Proxy Statement) with respect to its annual meeting of shareholders scheduled to be held on May 4, 2016. The Proxy Statement will be filed within 120 days after the end of the fiscal year to which this report relates.
Part III
Exhibit Index—See Page 121

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
NGLs – Natural gas liquids.
NYMEX – The New York Mercantile Exchange.
Play – A term applied by geologists and geophysicists identifying an area with potential oil and gas reserves.

DEFINITIONS — (Continued)

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
For The Year Ended December 31, 2015

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

GENERAL

We were founded in 1963 as an oil and natural gas contract drilling company. Today, in addition to our drilling operations, we have operations in the exploration and production and mid-stream areas. We operate, manage, and analyze our results of operations through our three principal business segments:

•	Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment explores, develops, acquires, and produces oil and natural gas properties for our own account.

•	Contract Drilling – carried out by our subsidiary Unit Drilling Company. This segment contracts to drill onshore oil and natural gas wells for others and for our own account.

•
Mid-Stream – carried out by our subsidiary Superior Pipeline Company, L.L.C. and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas for third parties and for our own account.

Each of these companies may conduct operations through subsidiaries of their own.

The following table provides certain information about us as of February 12, 2016:

Oil and Natural Gas
Completed gross wells in which we own an interest	6,781
Contract Drilling
Number of drilling rigs available for use	94
Mid-Stream
Number of natural gas treatment plants we own	3
Number of processing plants we own	13
Number of natural gas gathering systems we own	25

2015 SEGMENT OPERATIONS HIGHLIGHTS

Oil and Natural Gas

•	Exceeded annual production guidance with total production of 20.0 MMBoe or a 9% increase over 2014.

•	Successfully completed three horizontal Wilcox wells with very strong results from recent well completions.

Contract Drilling

•	Placed five new BOSS drilling rigs into service during the year.

•	Sold 31 older, lower horsepower mechanical and SCR drilling rigs.

•	Achieved the best safety performance record in history of company.

Mid-Stream

•	Gas gathered volumes increased 11% over 2014.

•	Gas processed volumes increased 13% over 2014.

•	102 new wells were connected to our gathering and processing facilities.

•	Completed construction of the new fee-based Snow Shoe gathering system in Centre County, Pennsylvania. It became operational in January 2016.

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

The following table presents certain information regarding our oil and natural gas operations as of December 31, 2015:

Our Divisions/Area	Number of Gross Wells	Number of Net Wells	Number of Gross Wells in Process	Number of Net Wells in Process	2015 Average Net Daily Production
					Natural Gas (Mcf)	Oil (Bbls)	NGLs (Bbls)
West division	1,370	482.44	4	3.02	48,759	1,864	4,220
East division	1,389	468.37	—	—	18,758	29	17
Central division	5,131	1,879.31	—	—	112,061	8,472	10,212
Total	7,890	2,830.12	4	3.02	179,578	10,365	14,449

As of December 31, 2015, we did not have any significant water floods, pressure maintenance operations, or any other material related activities that were in process.

Description and Location of Our Core Operations

West division. In our Wilcox play, located primarily in Polk, Tyler, and Hardin Counties, Texas, we completed 12 operated gross vertical wells (average working interest 90%) in 2015 and three operated gross horizontal wells (average working interest 92%) in 2015. All 15 wells were completed as gas/condensate producers. Annual production in our Wilcox play averaged 77.4 MMcfe per day (11% oil, 31% NGLs, 58% natural gas) which is an increase of approximately 19% as compared to 2014. We averaged 1.4 Unit drilling rigs operating during 2015 and currently plan to use one Unit drilling rig during 2016. We anticipate completing approximately four horizontal Wilcox wells primarily in the first quarter 2016. Additional wells may be drilled later in the year depending on commodity prices. In addition, we plan to complete approximately eight to 10 behind pipe gas and liquids zones located primarily in the Wilcox Gilly Field.

Central division. SOHOT (Southern Oklahoma Hoxbar Oil Trend) is a play located primarily in Grady County, Oklahoma that we first drilled in 2013. The producing horizon is named the Hoxbar which is an interval that contains several potential oil and gas sands which are generally 50 to 100 feet thick. During 2015, we completed 15 Hoxbar horizontal wells focused primarily on two Hoxbar benches named the Marchand oil zone and the Medrano gas liquids zone. Five of the wells were completed in the Hoxbar “Marchand” zone and 10 wells were completed in the Hoxbar “Medrano” zone. Production during the fourth quarter 2015 averaged 2,047 barrels of oil per day, 1,529 barrels of NGLs per day, and 22.1 MMcf of natural gas per day, which is a 117% increase over the fourth quarter 2014. The average working interest for the 15 wells is 86%. During 2015, we averaged approximately 1.7 Unit drilling rigs in SOHOT. For 2016, our current plan is to drill with one drilling rig through the end of the first quarter at which time we will release the drilling rig. Additional wells may be drilled later in the year depending on commodity prices.

In the Texas Panhandle District, which consists primarily of Granite Wash (GW) wells, daily production for 2015 averaged approximately 167 MMcfe per day (13% oil, 38% NGLs) which is an increase of 5% over 2014. We had first sales on nine horizontal GW wells, primarily in the first quarter of 2015 having an average working interest of 73%. For 2015, we averaged 0.3 Unit drilling rigs in the GW. For 2016, we anticipate drilling one horizontal well during the first quarter. Additional wells may be drilled later in the year depending on commodity prices.

In our Mississippian play in south central Kansas, the average daily production for 2015 was approximately 1,885 Boe per day (64% oil and 12% NGLs) which is an increase of 23% as compared to 2014. We had first sales on three operated horizontal Mississippian wells during the first quarter 2015 with a 100% average working interest. During 2015, we averaged 0.4 Unit drilling rigs in the Mississippian play. One or two Mississippian wells may be drilled in late 2016 depending on commodity prices.

In the Marmaton horizontal oil play in Beaver County, Oklahoma, we had first sales on three horizontal wells during the first quarter of 2015 with an average working interest of 70%. The daily average production rate for 2015 was approximately 2,500 Boe per day (57% oil and 16% NGLs) which is a decrease of 37% as compared to 2014. We do not anticipate drilling any new wells in the play during 2016.

East division. Over the last several years, activity in our East division has been limited due to low gas prices since this area does not generally have oil or NGLs associated with the gas.

Dispositions. In August 2013, we sold some of our Bakken property interests. The proceeds, net of related expenses, were $57.1 million. In addition, we had other non-core asset sales with proceeds, net of related expenses, of $21.7 million, $33.1 million, and $1.9 million for 2013, 2014, and 2015, respectively. Proceeds from these dispositions reduced the net book value of our full cost pool with no gain or loss recognized.

We determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.7 million (in 2014) and $114.4 million (in 2015) of costs being added to the total of our capitalized costs being amortized. We incurred a $76.7 million pre-tax ($47.7 million net of tax) non-cash ceiling test write-down of our oil and natural gas properties in 2014. In 2015, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax) in 2015 due to the inclusion of the impaired value of those unproved properties and a reduction of the 12-month average commodity prices during the year.

Well and Leasehold Data. The following tables identify certain information regarding our oil and natural gas exploratory and development drilling operations:

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
Wells drilled:
Development:
Oil:
West division	2	0.66	4	0.37	1	0.08
East division	—	—	—	—	—	—
Central division	21	8.12	115	74.07	93	51.33
Total oil	23	8.78	119	74.44	94	51.41
Natural gas:
West division	15	13.50	7	6.09	9	8.60
East division	—	—	—	—	1	—
Central division	18	11.50	49	31.91	37	26.00
Total natural gas	33	25.00	56	38.00	47	34.60
Dry:
West division	1	1.00	1	0.80	3	1.35
East division	—	—	—	—	—	—
Central division	1	0.21	3	1.03	3	1.78
Total dry	2	1.21	4	1.83	6	3.13
Total development	58	34.99	179	114.27	147	89.14
Exploratory:
Oil:
West division	—	—	—	—	—	—
East division	—	—	—	—	—	—
Central division	—	—	1	0.93	—	—
Total oil	—	—	1	0.93	—	—
Natural gas:
West division	—	—	5	4.80	2	2.00
East division	—	—	—	—	—	—
Central division	—	—	—	—	—	—
Total natural gas	—	—	5	4.80	2	2.00
Dry:
West division	—	—	1	1.00	—	—
East division	—	—	—	—	—	—
Central division	—	—	—	—	—	—
Total dry	—	—	1	1.00	—	—
Total exploratory	—	—	7	6.73	2	2.00
Total wells drilled	58	34.99	186	121.00	149	91.14

	Year Ended December 31,
	2015		2014 (1)		2013
	Gross	Net	Gross	Net	Gross	Net
Wells producing or capable of producing:
Oil:
West division	692	149.34	713	164.25	2,058	170.49
East division	28	1.79	42	1.91	42	1.91
Central division	907	498.75	997	497.10	891	426.75
Total oil	1,627	649.88	1,752	663.26	2,991	599.15
Natural gas:
West division	659	325.57	703	326.64	1,004	326.79
East division	1,358	466.22	1,401	466.79	1,435	472.68
Central division	4,217	1,376.94	4,265	1,390.05	4,266	1,382.62
Total natural gas	6,234	2,168.73	6,369	2,183.48	6,705	2,182.09
Total	7,861	2,818.61	8,121	2,846.74	9,696	2,781.24
_________________________

(1)	During 2014, we had divestitures of 1,716 gross (37.31 net) wells.

As of February 12, 2016, we were drilling or participating in six gross (2.92 net) wells started during 2016.

Cost incurred for development drilling includes $58.6 million, $199.7 million, and $136.7 million in 2015, 2014, and 2013, respectively, to develop previously booked proved undeveloped oil and natural gas reserves.

The following table summarizes our leasehold acreage at December 31, 2015:

	Year Ended December 31, 2015
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net (1)	Gross	Net
West division	271,564	85,851	134,701	86,085	406,265	171,936
East division	200,547	86,988	22,003	8,770	222,550	95,758
Central division	910,356	373,996	145,954	100,205	1,056,310	474,201
Total	1,382,467	546,835	302,658	195,060	1,685,125	741,895
_________________________

(1)
Approximately 69% (West – 57%; East – 88%; and Central – 78%) of the net undeveloped acres are covered by leases that will expire in the years 2016—2018 unless drilling or production extends the terms of those leases. Currently, we do not have any material proved undeveloped (PUD) reserves attributable to acreage where the expiration date precedes the scheduled PUD reserve development plan.

Price and Production Data. The following tables identify the average sales price, production volumes, and average production cost per equivalent barrel for our oil, NGLs, and natural gas production for the years indicated:

	Year Ended December 31,
	2015	2014	2013
Average sales price per barrel of oil produced:
Price before derivatives	$45.04	$89.32	$95.18
Effect of derivatives	5.75	0.11	(0.12)
Price including derivatives	$50.79	$89.43	$95.06
Average sales price per barrel of NGLs produced:
Price before derivatives	$10.12	$30.95	$31.79
Effect of derivatives	—	—	—
Price including derivatives	$10.12	$30.95	$31.79
Average sales price per Mcf of natural gas produced:
Price before derivatives	$2.25	$4.03	$3.33
Effect of derivatives	0.38	(0.11)	(0.01)
Price including derivatives	$2.63	$3.92	$3.32

	Year Ended December 31,
	2015	2014	2013
Oil production (MBbls):
West division
Jazz field	422	377	312
All other west division fields	258	256	378
Total west division	680	633	690
East division	11	8	16
Central division:
Mendota field	343	407	412
All other central division fields	2,749	2,796	2,242
Total central division	3,092	3,203	2,654
Total oil production (MBbls)	3,783	3,844	3,360
NGLs production (MBbls):
West division
Jazz field	1,275	989	788
All other west division fields	266	235	205
Total west division	1,541	1,224	993
East division	6	6	24
Central division:
Mendota field	1,127	1,117	1,050
All other central division fields	2,600	2,281	1,847
Total central division	3,727	3,398	2,897
Total NGLs production (MBbls)	5,274	4,628	3,914
Natural gas production (MMcf):
West division
Jazz field	2,423	2,066	1,471
All other west division fields	15,374	13,882	11,591
Total west division	17,797	15,948	13,062
East division	6,846	7,719	9,401
Central division:
Mendota field	1,320	7,555	9,138
All other central division fields	39,583	27,632	25,156
Total central division	40,903	35,187	34,294
Total natural gas production (MMcf)	65,546	58,854	56,757
Total production (MBoe):
West division
Jazz field	4,120	3,431	2,572
All other west division fields	1,067	1,084	1,288
Total west division	5,187	4,515	3,860
East division	1,158	1,301	1,607
Central division:
Mendota field	2,790	2,783	2,985
All other central division fields	10,847	9,682	8,282
Total central division	13,637	12,465	11,267
Total production (MBoe)	19,982	18,281	16,734
Average production cost per equivalent Bbl (1)	$7.06	$7.70	$7.63
_______________________

(1)	Excludes ad valorem taxes and gross production taxes.

Our Jazz Wilcox field in South Texas, which includes Gilly, Segno, and Wildwood prospects and several smaller prospects, contained 24%, 17%, and 11% of our total proved reserves in 2015, 2014, and 2013, respectively, expressed on an oil equivalent barrels basis. Our Mendota field, located in the Granite Wash play in the Texas Panhandle, includes 14%, 17%, and 18%, respectively of our total proved reserves in 2015, 2014, and 2013, respectively, expressed on an oil equivalent barrels basis. There are no other fields besides these that accounted for more than 15% of our proved reserves.

Oil, NGLs, and Natural Gas Reserves. The following table identifies our estimated proved developed and undeveloped oil, NGLs, and natural gas reserves:

	Year Ended December 31, 2015
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Proved developed:
West division	4,051	10,216	120,184	34,298
East division	43	58	73,480	12,347
Central division	10,585	20,944	222,731	68,651
Total proved developed	14,679	31,218	416,395	115,296
Proved undeveloped:
West division	424	790	10,666	2,992
East division	—	—	4,377	729
Central division	1,632	5,679	53,430	16,216
Total proved undeveloped	2,056	6,469	68,473	19,937
Total proved	16,735	37,687	484,868	135,233

Oil, NGLs, and natural gas reserves cannot be measured exactly. Estimates of those reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. We use Ryder Scott Company L.P. (Ryder Scott), independent petroleum consultants, to audit the reserves prepared by our reservoir engineers. Ryder Scott has been providing petroleum consulting services throughout the world since 1937. Their summary report is attached as Exhibit 99.1 to this Form 10-K. The wells or locations for which reserve estimates were audited were taken from reserve and income projections prepared by us as of December 31, 2015 and comprised 79% of the total proved developed discounted future net income and 81% of the total proved discounted future net income (based on the SEC's unescalated pricing policy).

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

Technical Qualifications

Ryder Scott – Mr. Robert J. Paradiso was the primary technical person responsible for overseeing the estimate of the reserves, future production and income prepared by Ryder Scott.

Mr. Paradiso, an employee of Ryder Scott since 2008, is a Vice President and also serves as Project Coordinator, responsible for coordinating and supervising staff and consulting engineers in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Paradiso served in a number of engineering positions with Getty Oil Company, Texaco, Union Texas Petroleum, Amax Oil and Gas, Inc., Norcen Explorer, Inc., Amerac Energy Corporation, Halliburton Energy Services, Santa Fe Snyder Corp., and Devon Energy Corporation.

Mr. Paradiso earned a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, and is a registered Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers (SPE).

In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of fifteen hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Paradiso fulfills. As part of his 2015 continuing education hours, Mr. Paradiso attended 2 hours of formalized training during the 2015 RSC Reserves Conference relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. Mr. Paradiso attended an additional 31.5 hours of formalized in-house training during 2015 covering such topics as the SPE/WPC/AAPG/SPEE Petroleum Resources Management System, reservoir engineering, geoscience and petroleum economics evaluation methods, procedures and software and ethics for consultants.

Based on his educational background, professional training and more than 36 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Paradiso has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the SPE as of February 19, 2007. For more information regarding Mr. Paradiso’s geographic and job specific experience, please refer to the Ryder Scott Company website at http://www.ryderscott.com/Company/Employees.

The Company – Responsibility for overseeing the preparation of our reserve report is shared by our reservoir engineers Trenton Mitchell and David Morrill.

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

Mr. Morrill received a Bachelor of Science degree in Natural Gas Engineering from Texas A&I University in 1970 and has spent 35 of his 40 years in the industry directly involved in reserve evaluation and appraisals, acquisitions, prospect reviews, and field studies. Included in this time were eight years working for the petroleum consulting firm Keplinger and Associates. He joined Unit in 2006 and since that time has shared responsibility for preparation of the company's reserve report. Mr. Morrill is a registered professional engineer in the State of Oklahoma and a member of the Society of Petroleum Evaluation Engineers (SPEE) and SPE.

As part of the continuing education requirement for maintaining their professional licenses Mr. Mitchell and Mr. Morrill have attended various seminars and forums to enhance their understanding of current standards and issues for reserves presentation. These forums have included those sponsored by various professional societies and professional service firms including Ryder Scott.

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

Proved Undeveloped Reserves. As of December 31, 2015, we had 65 gross proved undeveloped wells all of which we plan to develop within five years of initial disclosure at a net estimated cost of approximately $156.8 million. The future estimated development costs necessary to develop our proved undeveloped oil and natural gas reserves in the United States for the years 2016—2020, as disclosed in our December 31, 2015 oil and natural gas reserve report, are shown below:

Year	Number of Gross Wells Planned	Estimated Development Cost (In millions)
2016	15	$19.3
2017	29	66.5
2018	19	65.0
2019	2	6.0
2020	—	—
	65	$156.8

Our proved undeveloped reserves reported at December 31, 2015 did not include reserves that we did not expect to develop within five years of initial disclosure of those reserves. Below is a summary of changes to our PUD reserves during 2015:

	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)
Proved undeveloped reserves, January 1, 2015	5.2	12.7	146.1	42.2
Extensions and discoveries	0.1	0.6	8.7	2.2
Converted to developed	(0.7)	(1.1)	(15.6)	(4.4)
Revisions of previous estimates	(2.6)	(5.7)	(70.7)	(20.1)
Sales of reserves	—	—	—	—
Proved undeveloped reserves, December 31, 2015	2.0	6.5	68.5	19.9

During 2015, we converted 19 proved undeveloped wells into proved developed wells at a cost of approximately $58.6 million. The downward revision to previous estimates were due to a number of factors including the removal of PUDs that are not part of our five-year development plan due to the decline in prices causing them to be uneconomic to drill and also due to a reduction in anticipated future capital expenditures.

Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2015, 2014, and 2013, the changes in quantities, and standardized measure of those reserves for the three years then ended, are shown in the Supplemental Oil and Gas Disclosures included in Item 8 of this report.

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

Customers. During 2015, sales to Sunoco Logistics and Valero Energy Corporation accounted for 19% and 15% of our oil and natural gas revenues, respectively. There was no other company that accounted for more than 10% of our oil and natural gas revenues. During 2015, our mid-stream segment purchased $57.6 million of our natural gas and NGLs production and provided gathering and transportation services of $7.6 million. Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas segment has been eliminated in our consolidated financial statements. In 2014 and 2013, we eliminated intercompany revenues of $89.6 million and $91.0 million, respectively, attributable to the intercompany purchase of our production of natural gas and NGLs as well as gathering and transportation services.

CONTRACT DRILLING

General. Our contract drilling business is conducted through Unit Drilling Company. Through this company we drill onshore oil and natural gas wells for our own account as well as other oil and natural gas companies. Our drilling operations are located in Oklahoma, Texas, Louisiana, Kansas, Wyoming, and North Dakota. Until October 31, 2015, our drilling operations in Texas was conducted under Unit Drilling Texas, a subsidiary of Unit Drilling Company. Effective October 31, 2015, that subsidiary was merged into Unit Drilling Company.

The following table identifies certain information concerning our contract drilling operations:

	Year Ended December 31,
	2015	2014	2013
Number of drilling rigs available for use at year end	94.0	89.0	121.0
Average number of drilling rigs owned during year	92.6	118.8	125.4
Average number of drilling rigs utilized	34.7	75.4	65.0
Utilization rate (1)	38%	63%	52%
Average revenue per day (2)	$20,950	$17,318	$17,486
Total footage drilled (feet in 1,000’s)	7,237	12,551	10,578
Number of wells drilled	516	894	793
_________________________

(1)	Utilization rate is determined by dividing the average number of drilling rigs used by the average number of drilling rigs owned during the year.

(2)	Represents the total revenues from our contract drilling operations divided by the total number of days our drilling rigs were used during the year.

Description and Location of Our Drilling Rigs. An on-shore drilling rig is composed of major equipment components like engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers, and drill pipe. As a result of the normal wear and tear from operating 24 hours a day, several of the major components, like engines, mud pumps, and drill pipe, must be replaced or rebuilt on a periodic basis. Other major components, like the substructure, mast, and drawworks, can be used for extended periods of time with proper maintenance. We also own additional equipment used in the operation of our drilling rigs, including top drives, iron roughnecks, automated catwalks, skidding systems, large air compressors, trucks, and other support equipment.

The maximum depth capacities of our various drilling rigs range from 9,500 to 40,000 feet to cover a wide range of our customers drilling requirements. In 2015, 81 of our 94 drilling rigs were used in drilling services.

The following table shows certain information about our drilling rigs (including their distribution) as of February 12, 2016:

Divisions	Contracted Rigs	Non-Contracted Rigs	Total Rigs	Average Rated Drilling Depth (ft)
Mid-Continent	10	35	45	16,867
Panhandle (1)	2	13	15	14,900
Gulf Coast (1)	2	10	12	21,000
Rocky Mountain	8	14	22	20,000
Totals	22	72	94	17,798
_________________________

(1)	In 2016, these divisions will be consolidated into the Mid-Continent division.

The cyclical nature of the drilling business is best reflected in drilling rig utilization rates. Drilling rig utilization was relatively flat throughout 2013 averaging 65 drilling rigs operating for the year. Then 2014 saw an increase of 17 drilling rigs running - going from 65 drilling rigs at the start of the year to 82 drilling rigs in November. The last month of 2014 reflects the beginning of the current downward market trend with a precipitous decline of 50 drilling rigs through the end of the first quarter of 2015 where we slowed to 31 operating drilling rigs. This level of utilization continued through August with the weakening of commodity prices through the end of the year. At the end of 2015, our active drilling rig count was 26.

Mid-Continent, Woodward, and Panhandle. We have long held a strong position and market presence in the mid-continent area of Oklahoma and the Texas Panhandle. This area is commonly referred to as the Anadarko Basin, which also encompasses portions of Kansas. Historically, the Anadarko Basin has been known as a gas producing area, but it is also rich in oil and NGLs production. During the last several years operators have focused their operations in this basin on the Cana Woodford, Granite Wash, Southern Oklahoma Hoxbar Oil Trend (SOHOT), Cleveland, Tonkawa, Marmaton, and Mississippian

horizontal plays. Typically, three of our divisions work in this basin. During 2015, our Mid-Continent and Panhandle divisions averaged 14.2 and 4.1 drilling rigs operating, respectively. We have consolidated our Woodward division into the Panhandle division with the decline of drilling rig activity in this current market. At the end of 2015, these two divisions had 11 drilling rigs operating in Oklahoma and the Texas Panhandle. Additionally, two Mid-Continent drilling rigs were operating in the Permian Basin at the end of year.

Gulf Coast. Our Gulf Coast division provides drilling rigs to the onshore areas of Texas and Louisiana. During 2015, the Gulf Coast division averaged 4.0 drilling rigs operating. The Gulf Coast had one drilling rig working in East Texas and two drilling rigs operating in the Permian Basin at the end of 2015.

Rocky Mountains. Our Rocky Mountain division covers several states, including Colorado, Utah, Wyoming, Montana, and North Dakota. This vast area has produced a number of conventional and unconventional oil and gas fields. This division operated an average of 10.0 drilling rigs during 2015. We had four drilling rigs operating in the Pinedale Anticline of western Wyoming, four drilling rigs operating in the Bakken Shale of North Dakota, and two drilling rigs operating in the Niobrara play of eastern Colorado at the end of 2015.

In 2016, due to the current market conditions, we will further consolidate the divisions. Our Panhandle and Gulf Coast divisions will be consolidated into the Mid-Continent. We will then have two divisions, Mid-Continent and Rocky Mountain.

At any given time the number of drilling rigs we can work depends on a number of conditions besides demand, including the availability of qualified labor and the availability of needed drilling supplies and equipment. The impact of these conditions tends to affect the demand for our drilling rigs. Our average utilization rate for 2015, 2014, and 2013 was 38%, 63%, and 52%, respectively.

The following table shows the average number of our drilling rigs working by quarter for the years indicated:

	2015	2014	2013
First quarter	50.1	67.9	66.3
Second quarter	30.7	73.5	65.2
Third quarter	31.2	79.1	63.5
Fourth quarter	27.2	80.9	65.0

Drilling Rig Fleet. The following table summarizes the changes made to our drilling rig fleet in 2015. A more complete discussion of the changes follows the table:

Drilling rigs available for use at December 31, 2014	89
Drilling rigs sold (1)	—
Drilling rigs constructed	5
Total drilling rigs available for use at December 31, 2015	94
_________________________

(1)	During 2015, we sold 31 drilling rigs previously removed from service in December 2014.

Dispositions, Acquisitions, and Construction.  During 2013, we sold four of our 2,000 horsepower electric drilling rigs and one 3,000 horsepower electric drilling rigs. All of these sales were to unaffiliated third-parties.

During the first quarter of 2014. we sold four additional idle 3,000 horsepower drilling rigs to an unaffiliated third party. The proceeds from that sale were used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig.

During 2014, three BOSS drilling rigs were constructed and placed into service for third-party operators.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During the first quarter of 2015, we sold one of these drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $0.3 million net book value of the drilling rig resulting in a gain of $7,900. During the second quarter, we recorded an additional write-down on the remaining drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. During the third quarter, we sold the remaining 30 drilling rigs and most of the equipment in an auction. The proceeds from the sale of those assets, less costs to sell, was less than the $11.0 million net book value resulting in a loss of $7.3 million pre-tax. Some of the equipment that was not sold at the auction will be sold within the next twelve months and remain classified as assets held for sale. The net book value of those assets is $0.6 million.

During the first half of 2015, five BOSS drilling rigs were constructed and placed into service for third-party operators. The long lead time components for three additional BOSS drilling rigs were ordered in 2014 in anticipation for future demand of the BOSS drilling rigs. However, with the decline in the demand in the drilling market, many of these long lead time components were either postponed for later delivery or canceled altogether. Currently, we do not have any contracts to build new BOSS drilling rigs.

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

The type of contract used determines our compensation. Contracts are generally one of three types: daywork; footage; or turnkey. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our compensation is based on a negotiated rate to be paid for each day the drilling rig is used. Footage contracts usually require us to bear some of the drilling costs in addition to providing the drilling rig. We are paid on completion of the well at a negotiated rate for each foot drilled. Under turnkey contracts we drill the well to a specified depth for a set amount and provide most of the required equipment and services. We bear the risk of drilling the well to the contract depth and are paid when the contract provisions are completed. We may incur losses if we underestimate the costs to drill the well or if unforeseen events occur that increase our costs or result in the loss of the well. We did not have any footage or turnkey contracts in 2015, 2014, or 2013. Because market demand for our drilling rigs as well as the desires of our customers determine the types of contracts we use, we cannot predict when and if a part of our drilling will be conducted under footage or turnkey contracts.

The majority of our contracts are on a well-to-well basis, with the rest under term contracts. Term contracts range from six months to three years and the rates can either be fixed throughout the term or allow for periodic adjustments.

Customers. During 2015, QEP Resources, Inc. was our largest drilling customer accounting for approximately 25% of our total contract drilling revenues. Our work for this customer was under multiple contracts and our business was not substantially dependent on any of these individual contracts. Consequently, none of these individual contracts were considered to be material. No other third party customer accounted for 10% or more of our contract drilling revenues.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. During 2015, 2014, and 2013, our contract drilling segment drilled 38, 134, and 105 wells, respectively, for our oil and natural gas segment, or 7%, 15%, and 13%, respectively, of the total wells drilled by our contract drilling segment. Depending on the timing of the drilling services performed on our properties those services may be deemed, for financial reporting purposes, to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties. The contracts for these services are issued under the similar terms and rates as the contracts entered into with unrelated third parties. By providing drilling services for the oil and natural gas segment, we eliminated revenue of $22.1 million, $89.5 million, and $64.3 million during 2015, 2014, and 2013, respectively, from our contract drilling segment and eliminated the associated operating expense of $18.3 million, $62.4 million, and $46.9 million during 2015, 2014, and 2013, respectively, yielding $3.8 million, $27.1 million, and $17.4 million during 2015, 2014, and 2013, respectively, as a reduction to the carrying value of our oil and natural gas properties.

MID-STREAM

General. Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiaries. Its operations consist of buying, selling, gathering, processing, and treating natural gas. It operates three natural gas treatment plants, 13 processing plants, 25 active gathering systems, and approximately 1,464 miles of pipeline. Superior and its subsidiaries operate in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

The following table presents certain information regarding our mid-stream segment for the years indicated:

	Year Ended December 31,
	2015	2014	2013
Gas gathered—Mcf/day	353,771	319,348	309,554
Gas processed—Mcf/day	182,684	161,282	140,584
NGLs sold—gallons/day	577,513	733,406	543,602

Dispositions and Acquisitions. This segment did not have any significant dispositions or acquisitions during 2013, 2014, or 2015.

In 2014, our mid-stream segment had a $7.1 million pre-tax write-down of three of its systems, Weatherford, Billy Rose, and Spring Creek and in 2015, incurred a $27.0 million pre-tax write-down of its systems, Bruceton Mills, Spring Creek, and Midwell due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems.

Contracts. Our mid-stream segment provides its customers with a full range of gathering, processing, and treating services. These services are usually provided to each customer under long-term contracts (more than one year), but we do have some short-term contracts as well. Our customer agreements include the following types of contracts:

•
Fee-Based Contracts. These contracts provide for a set fee for gathering, transporting, compressing, and treating services. Our mid-stream’s revenue is a function of the volume of natural gas and is not directly dependent on the value of the natural gas. For the year ended December 31, 2015, 68% of our mid-stream segment’s total volumes and 65% of its operating margins (as defined below) were under fee-based contracts.

•
Commodity-Based Contracts. These contracts consist of several contract structure types. Under these contract structures, our mid-stream segment purchases the raw well-head natural gas and settles with the producer at a stipulated price while retaining all sales proceeds from third parties or retains a negotiated percentage of the sales proceeds from the residue natural gas and NGLs it gathers and processes, with the remainder being paid to the producer. For the year ended December 31, 2015, 32% of our mid-stream segment’s total volumes and 35% of operating margins (as defined below) were under commodity-cased contracts.

For each of the above contracts, operating margin is defined as total operating revenues less operating expenses and does not include depreciation, amortization, and impairment, general and administrative expenses, interest expense, or income taxes.

Customers. During 2015, ONEOK Partners, L.P., Tenaska Resources, LLC, and Laclede Group, Inc. accounted for approximately 29%, 18%, and 12%, respectively, of our mid-stream revenues. We believe that if we lost any of these identified customers, there are other customers available to purchase our gas and NGLs. During 2015, 2014, and 2013 this segment purchased $57.6 million, $80.9 million, and $83.0 million, respectively, of our oil and natural gas segment's natural gas and NGLs production, and provided gathering and transportation services of $7.6 million, $8.7 million, and $8.0 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

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

	Oil Price per Bbl		NGLs Price per Bbl		Natural Gas Price per Mcf
Quarter	High	Low	High	Low	High	Low
2013
First	$93.89	$90.80	$37.97	$33.14	$3.20	$3.04
Second	$92.85	$89.97	$32.17	$28.94	$4.04	$3.73
Third	$104.25	$101.70	$33.14	$24.78	$3.33	$2.79
Fourth	$97.34	$91.15	$36.33	$31.92	$3.36	$3.08
2014
First	$98.09	$90.51	$41.62	$36.75	$5.00	$4.25
Second	$102.62	$98.76	$35.45	$25.70	$4.38	$4.15
Third	$98.95	$90.70	$31.08	$29.32	$3.88	$3.36
Fourth	$82.30	$54.22	$29.02	$19.49	$3.96	$3.31
2015
First	$46.70	$43.22	$18.90	$1.60	$2.85	$2.30
Second	$54.37	$49.28	$15.41	$10.21	$2.50	$2.11
Third	$49.02	$40.36	$9.49	$7.81	$2.51	$2.17
Fourth	$42.21	$33.29	$12.81	$9.03	$2.12	$1.64

Prices for oil, NGLs, and natural gas are subject to wide fluctuations in response to relatively minor changes in the actual or perceived supply of and demand for oil and natural gas, market uncertainty, and a variety of additional factors that are beyond our control, including:

•	political conditions in oil producing regions;

•	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on prices and their ability or willingness to maintain production quotas;

•	actions taken by foreign oil and natural gas producing nations;

•	the price of foreign oil imports;

•	imports and exports of oil and liquefied natural gas;

•	actions of governmental authorities;

•	the domestic and foreign supply of oil, NGLs, and natural gas;

•	the level of consumer demand;

•	United States storage levels of oil, NGLs, and natural gas;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability, and acceptance of alternative fuels;

•	volatility in ethane prices causing rejection of ethane as part of the liquids processed stream; and

•	worldwide economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil, NGLs, and natural gas. Prices after 2015 year-end have declined below the price at December 31, 2015. You are encouraged to read the Risk Factors discussed in Item 1A of this report for additional risks that can impact our operations.

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

Our drilling success and the success of other activities integral to our operations will depend, in part, during times of increased competition on our ability to attract and retain experienced geologists, engineers, and other professionals. Competition for these professionals can, at times, be extremely intense.

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

OIL AND NATURAL GAS PROGRAMS AND CONFLICTS OF INTEREST

Unit Petroleum Company serves as the general partner of 15 oil and gas limited partnerships. Two were formed for investment by third parties and 13 (the employee partnerships) were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. The non-employee partnerships were formed in 1984 and two in 1986. Effective December 31, 2014, the 1984 partnership was dissolved. Employee partnerships were formed for each year beginning with 1984 and ending with 2011.

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

EMPLOYEES

As of February 12, 2016, we had approximately 671 employees in our contract drilling segment, 290 employees in our oil and natural gas segment, 140 employees in our mid-stream segment, and 78 in our general corporate area. None of our employees are members of a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

GOVERNMENTAL REGULATIONS

General. Our business depends on the demand for services from the oil and natural gas exploration and development industry, and therefore our business can be affected by political developments and changes in laws and regulations that control or curtail drilling for oil and natural gas for economic, environmental, or other policy reasons.

Various state and federal regulations affect the production and sale of oil and natural gas. All states in which we conduct activities impose varying restrictions on the drilling, production, transportation, and sale of oil and natural gas. The following discussion of certain laws and regulations affecting our operations should not be relied upon as an exhaustive review of all regulatory considerations affecting us, due to the multitude of complex federal, state, and local regulations, and their susceptibility to change by subsequent agency actions and court rulings, that may affect our operations.

Natural Gas Sales and Transportation. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (FERC) regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. FERC’s jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which FERC continued to regulate the maximum selling prices of certain categories of gas sold in “first sales” in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the Decontrol Act) deregulated natural gas prices for all “first sales” of natural gas. Because “first sales” include typical wellhead sales by producers, all natural gas produced from our natural gas properties is sold at market prices, subject to the terms of any private contracts which may be in effect. FERC’s jurisdiction over interstate natural gas transportation is not affected by the Decontrol Act.

Our sales of natural gas are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes are intended by FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the subsequent individual pipeline restructuring proceedings of the early to mid-1990s, interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users, and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, FERC expanded the impact of open access regulations to certain aspects of intrastate commerce.

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

As a result of these changes, independent sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counter parties. We believe these changes generally have improved the access to markets for natural gas while, at the same time, substantially increasing competition in the natural gas marketplace. However, we cannot predict what new or different regulations FERC and other regulatory agencies may adopt or what effect subsequent regulations may have on production and marketing of natural gas from our properties.

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

Oil and Natural Gas Liquids Sales and Transportation. Our sales of oil and natural gas liquids currently are not regulated and are at market prices. The prices received from the sale of these products are affected by the cost of transporting these products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments could result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, FERC examines the relationship between the annual change in the applicable index and the actual cost changes experienced by the oil pipeline industry and makes any necessary adjustment in the index to be used during the ensuing five years. We are not able to predict with certainty what effect, if any, the periodic review of the index by FERC will have on us.

Exploration and Production Activities. Federal, state, and local agencies also have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production, and related operations. The states we operate in require permits for drilling operations, drilling bonds, and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, and the regulation of spacing, plugging and, abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from our properties. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability.
Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with these laws.

Environmental.

General. Our operations are subject to increasingly stringent federal, state, and local laws and regulations governing protection of the environment. These laws and regulations may require acquisition of permits before certain of our operations may be commenced and may restrict the types, quantities, and concentrations of various substances that can be released into the environment. Planning and implementation of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids, and other substances may subject us to penalties and cleanup requirements. Handling, storage, and disposal of both hazardous and non-hazardous wastes are subject to regulatory requirements.

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

The EPA in 2015 established publicly owned treatment works (POTWs) effluent guidelines and standards for oil and gas extraction facilities which reflected current industry best practices for unconventional oil and gas extraction facilities.

The EPA and the U.S. Army Corp of Engineers in 2015 proposed a new definition of the “waters of the United States,” which rules has been stayed by courts pending conformity with the definition U.S. Supreme Court previously established.

Endangered Species Act. The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators and service companies to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas. All three of our business segments could be subject to the effect of one or more species being listed as threatened or endangered within the areas of our operations. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future undertake operations. The U.S. Fish and Wildlife Service and the National Marine Fisheries in 2016 issued final revised definitions relating to impacts on critical habitats for potentially endangered species allowing exclusion of certain areas so long as they will not result in the extinction of the species. The presence of protected species in areas where we provide contract drilling or mid-stream services or conduct exploration and production operations could impair our ability to timely complete or carry out those services and, consequently, adversely affect our results of operations and financial position.

Climate Change. Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” or GHGs, may be contributing to warming of the Earth’s atmosphere. As a result there have been a variety of regulatory developments, proposals or requirements, and legislative initiatives that have been introduced in the United States (as well as other parts of the World) that are focused on restricting the emission of carbon dioxide, methane, and other greenhouse gases.

In 2007, the United States Supreme Court in Massachusetts, et al. v. EPA, held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act if it represents a health hazard to the public. On December 7, 2009, the U.S. Environmental Protection Agency (EPA) responded to the Massachusetts, et al. v. EPA decision and issued a finding that the current and projected concentrations of GHGs in the atmosphere threaten the public health and welfare of current and future generations, and that certain GHGs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of GHG and hence to the threat of climate change. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large (25,000 metric tons or more) GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. During 2010, the EPA proposed revisions to these reporting requirements to apply to all oil and gas production, transmission, processing, and other facilities exceeding certain emission thresholds. In September and November 2013, the EPA proposed further revisions to record keeping and reporting requirements, which have not yet been finalized. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the crude oil we gather, transport, store or otherwise handle in connection with our services. In addition, both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy, with the Obama Administration supporting an emission allowance system. Past proposed legislation in Congress has included an economy wide cap and trade program to reduce U.S. greenhouse gas emissions. Some states are also looking at similar types of laws and regulations.

The EPA in 2015 proposed rules to reduce methane and ozone-forming VOC emissions for new and modified sources in the oil and gas sector.

Hydraulic Fracturing. Our oil and natural gas segment routinely applies hydraulic-fracturing techniques to many of our oil and natural gas properties, including our unconventional resource plays in the Granite Wash of Texas and Oklahoma, the Marmaton of Oklahoma, the Wilcox of Texas, and the Mississippian of Kansas. The EPA is studying the potential environmental impacts of hydraulic fracturing, including the impact on drinking water sources and public health, and a committee of the U.S. House of Representatives has been conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The U.S. House of Representatives has previously passed a bill that would block the Department of Interior from regulating hydraulic fracturing in states that already have their own regulations in place; however, it is uncertain that such an act will ever be enacted and if enacted, it would likely be subject to a Presidential veto. In addition, certain states in which we operate, including Texas, Oklahoma, Kansas, Colorado, and Wyoming have adopted, and other states as well as municipalities and other local governmental entities in some states, have and others are considering adopting regulations and ordinances that could impose more stringent permitting, public disclosure of fracking fluids, waste disposal, and well construction requirements on these operations, and even restrict or ban hydraulic fracturing in certain circumstances. Any new laws, regulation, or permitting requirements regarding hydraulic fracturing could lead to operational delay, or increased operating costs or third party or governmental claims, and could result in additional burdens that could serve to delay or limit the drilling services we provide to third parties whose drilling operations could be impacted by these regulations or increase our costs of compliance and doing business as well as delay the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Other; Compliance Costs. We cannot predict future legislation or regulations It is possible that such future laws, regulations, and/or ordinances could result in increasing our compliance costs or additional operating restrictions as well as those of our customers. It is also possible that such future developments could curtail the demand for fossil fuels which could adversely affect the demand for our services, which in turn could adversely affect our future results of operations. Likewise we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Historically, our revenues from our Canadian operations, as well as information relating to long-lived assets attributable to those operations were immaterial. We no longer have any interests there or any other international operations.

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

These forward-looking statements include, among others, such things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	the number of wells we plan to drill or rework;

•	prices for oil, NGLs, and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of our legal proceedings will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil, NGLs, or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions impacting our costs and increasing operating restrictions or delays as well as other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	the number of wells our oil and natural gas segment plans to drill during the year; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may be required to record in future periods.

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

Oil, NGLs, and Natural Gas Prices. In addition to the impact oil and gas prices may have on our contract drilling and mid-stream segments, the prices we receive for our oil, NGLs, and natural gas production have a direct impact on our revenues, profitability, and cash flow as well as our ability to meet our projected financial and operational goals. The prices for oil, NGLs, and natural gas are determined on a number of factors beyond our control, including:

•	the demand for and supply of oil, NGLs, and natural gas;

•	current weather conditions in the continental United States (which can greatly influence the demand and prices for natural gas at any given time);

•	the amount and timing of oil, liquid natural gas, and liquefied petroleum gas imports and exports;

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

Based on our 2015 production, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of derivatives, would result in a corresponding $520,000 per month ($6.2 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $303,000 per month ($3.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of derivatives, would have a $419,000 per month ($5.0 million annualized) change in our pre-tax operating cash flow.

In order to reduce our exposure to short-term fluctuations in the price of oil, NGLs, and natural gas, we sometimes enter into derivative contracts such as swaps and collars. To date, we have derivatives in part, but not on all of our production which only provides price protection against declines in oil, NGLs, and natural gas prices on the production subject to our derivatives, but not otherwise. Should market prices for the production we have derivatives exceed the prices due under our derivative contracts, our derivative contracts then expose us to risk of financial loss and limit the benefit to us of those increases in market prices. During 2015, all of our NGLs volumes and about half of our oil and natural gas volumes were sold at market responsive prices. To help manage our cash flow and capital expenditure requirements, we had derivative contracts on approximately 24%
and 40% of our 2015 average daily production for oil and natural gas, respectively. A more thorough discussion of our derivative arrangements is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report contained in Item 7.

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

Debt and Bank Borrowing. We have incurred and currently expect to continue to incur substantial capital expenditures in our operations. Historically, we have funded our capital needs through a combination of internally generated cash flow and borrowings under our bank credit agreement. In 2011 and 2012, we issued $250.0 million (the 2011 Notes) and $400.0 million (the 2012 Notes), respectively, of senior subordinated notes (collectively, the Notes). We currently have, and will continue to have, a certain amount of indebtedness. At December 31, 2015, we had $281.0 million of outstanding long-term debt under our credit agreement and the amount of the Notes, net of unamortized discount, was $646.7 million.

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

Commercial-credit and equity market disruptions may result in tight capital markets in the United States. Liquidity in the global-capital markets can be severely contracted by market disruptions making terms for certain financings less attractive, and in certain cases, result in the unavailability of certain types of financing. As a result of credit and equity market turmoil, we may not be able to obtain debt or equity financing, or refinance existing indebtedness on favorable terms, which could affect operations and financial performance.

Oil, NGLs, and natural gas prices are volatile, and low prices have negatively affected our financial results and could do so in the future.

Our revenues, operating results, cash flow, and future growth depend substantially on prevailing prices for oil, NGLs, and natural gas. Historically, oil, NGLs, and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. Any decline in prices in the future would have a negative impact on our future financial results as well as our ability to grow our business segments.

Prices for oil, NGLs, and natural gas are subject to wide fluctuations in response to relatively minor changes in the actual or perceived supply of and demand for oil, NGLs, and natural gas, market uncertainty, and a variety of additional factors that are beyond our control. These factors include:

•	political conditions in oil producing regions;

•	the ability of the members of the OPEC to agree on prices and their ability to maintain production quotas;

•	actions taken by foreign oil and natural gas companies;

•	the price of foreign oil imports;

•	imports and exports of oil and liquefied natural gas;

•	actions of governmental authorities;

•	the domestic and foreign supply of oil, NGLs, and natural gas;

•	the level of consumer demand;

•	United States storage levels of oil, NGLs, and natural gas;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability, and acceptance of alternative fuels;

•	volatility in ethane prices causing rejection of ethane as part of the liquids processed stream; and

•	worldwide economic conditions.

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

In the past, we have experienced growth in each of our segments, in part, through mergers and acquisitions. The contract land drilling industry, the exploration and development industry, as well as the gas gathering and processing industry, have experienced significant consolidation over the past several years, and there can be no assurance that acquisition opportunities will be available. Even if available, there is no assurance that we would have the financial ability to pursue the opportunity. Additionally, we are likely to continue to face intense competition from other companies for available acquisition opportunities.

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

We have experienced and may continue to experience substantial capital needs for our operations. We have $646.7 million of indebtedness outstanding (net of unamortized discount) under the senior subordinated notes we have issued to date and in addition, have the right to borrow up to $500.0 million under our credit agreement. As of February 12, 2016, we had
$262.9 million outstanding borrowings under our credit agreement. Our level of indebtedness, the cash flow needed to satisfy our indebtedness, and the covenants governing our indebtedness could:

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

Our by-laws and charter provide for a classified board of directors with staggered terms and authorizes the board of directors to set the terms of preferred stock. In addition, our charter and Delaware law contain provisions that impose restrictions on business combinations with interested parties. Because of the provisions of our by-laws, charter, and Delaware law, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for our shareholders to benefit from transactions that are opposed by an incumbent board of directors.

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

During 2015, sales to Sunoco Logistics and Valero Energy Corporation accounted for 19% and 15% of our oil and natural gas revenues, respectively. QEP Resources, Inc. was our largest drilling customer accounting for approximately 25% of our total contract drilling revenues. And for our mid-stream segment, ONEOK Partners, L.P., Tenaska Resources, LLC, and Laclede Group, Inc. accounted for approximately 29%, 18%, and 12%, respectively, of our revenues. No other third party customer accounted for 10% or more of our revenues. Any of our customers may choose not to use our services and the loss of a number of our larger customers could have a material adverse effect on our financial condition and results of operations if we could not find replacements.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was passed by Congress and signed into law. The Act contains significant derivative regulations, including a requirement that certain transactions be cleared on exchanges and a requirement to post cash collateral (commonly referred to as margin) for such transactions. The Act provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions.

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

Hydraulic-fracturing is an essential and common practice in the oil and gas industry used to stimulate production of oil, natural gas, and associated liquids from dense subsurface rock formations. Our oil and natural gas segment routinely apply hydraulic-fracturing techniques to many of our oil and natural gas properties, including our unconventional resource plays in the Granite Wash of Texas and Oklahoma, the Marmaton and Hoxbar of Oklahoma, the Wilcox of Texas, and the Mississippian of Kansas. Hydraulic-fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow the flow of hydrocarbons into the wellbore. The process is typically regulated by state oil and natural gas commissions; however, the EPA has asserted federal regulatory authority over certain hydraulic-fracturing activities involving diesel under the Safe Drinking Water Act and published permitting guidance addressing the performance of such activities using diesel. The EPA is also seeking to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the bureau of Land Management has imposed requirements for hydraulic fracturing activities of federal lands. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic-fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process.

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

There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices. The White House Council on Environmental Quality is coordinating a review of hydraulic-

fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic-fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA is currently evaluating the potential environmental effects of hydraulic fracturing on drinking water and groundwater. In addition, the U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods.

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

Uncertainty regarding increased seismic activity in Oklahoma and Kansas.

We conduct oil and natural gas exploration, development and drilling activities in Oklahoma, Kansas, and elsewhere. In recent years, Oklahoma and Kansas has experienced a significant increase in earthquakes and other seismic activity. Some parties believe that there is a correlation between certain oil and gas activities and the increased occurrence of earthquakes. The extent of this correlation, if any, is the subject of studies by both state and federal agencies the results of which remain uncertain. We cannot state at this time what if any impact this seismic activity may have on us or our industry in the future.

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

Our oil and natural gas segment's prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis. Based on a variety of factors, including future oil, NGLs, natural gas prices, the generation of additional seismic or geological information, and other factors, we may decide not to drill one or more of these prospects. As a result, we may not be able to increase or maintain our reserves or production, which in turn could have an adverse effect on our business, financial position, and results of operations. In addition, the SEC's reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. At December 31, 2015, we had 65 proved undeveloped drilling locations. To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of those reserves could also have a negative effect on the borrowing base under our credit facility.

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

Significant declines in oil, NGLs, and natural gas prices may result in a decrease in our borrowing base. The lenders can unilaterally adjust the borrowing base and therefore the borrowings permitted to be outstanding under our credit agreement. If outstanding borrowings are in excess of the borrowing base, we must (a) repay the loan in excess of the borrowing base, (b) dedicate additional properties to the borrowing base, or (c) begin monthly principal payments in accordance with our credit agreement. At the latest redetermination in October 2015, the lenders reduced our borrowing base from $725.0 million to $550.0 million primarily due to lower commodity prices. Continued lower commodity prices and reductions in our oil and gas drilling program could lead to further reduction in our borrowing base amount.

Potential listing of species as “endangered” under the federal Endangered Species Act could result in increased costs and new operating restrictions or delays on our operations and that of our customers, which could adversely affect our operations and financial results.

The federal Endangered Species Act, referred to as the ESA, and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators and service companies to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas. All three of our business segments could be subject to the effect of one or more species being listed as threatened or endangered within the areas of our operations. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future undertake operations. The U.S. Fish and Wildlife Service and the National Marine Fisheries in 2016 issued final revised definitions relating to impacts on critical habitats for potentially endangered species allowing exclusion of certain ares so long as they will not result in the extinction of the species. The presence of protected species in areas where we provide contract drilling or mid-stream services or conduct exploration and production operations could impair our ability to timely complete or carry out those services and, consequently, adversely affect our results of operations and financial position.

The construction of our new proprietary BOSS drilling rigs is subject to risks, including delays and cost overruns, and may not meet our expectations.

We have designed and built several new proprietary 1,500 horsepower AC electric drilling rigs, which we refer to as BOSS drilling rigs. This new design is intended to position us to more effectively meet the demands of our customers. The construction of any future new BOSS drilling rigs is subject to the risks of delays or cost overruns inherent in any large construction project as a result of numerous possible factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	work stoppages and labor disputes;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated increases in the cost of equipment, labor and raw materials used in construction of our drilling rigs, particularly steel;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	unforeseen design and engineering problems;

•	failure or delay in obtaining acceptance of the drilling rig from our customer;

•	failure or delay of third party equipment vendors or service providers; and

•	lack of demand from the downturn in the oil and gas industry.

As to our new BOSS drilling rigs, there can be no assurance that we will:

•	obtain additional new-build contract opportunities; or

•	successfully improve our financial condition, results of operations or prospects as a result of the new drilling rigs.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “UNT.” The following table identifies the high and low sales prices per share of our common stock for the periods indicated:

	2015		2014
Quarter	High	Low	High	Low
First	$34.66	$24.76	$65.63	$48.47
Second	$36.23	$26.79	$68.88	$61.40
Third	$27.10	$11.00	$70.36	$57.85
Fourth	$19.53	$10.60	$59.68	$28.24

On February 12, 2016, the closing sale price of our common stock, as reported by the NYSE, was $6.99 per share. On that date, there were approximately 866 holders of record of our common stock.

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
2010
2011
2012
2013
2014
2015
Unit Corporation
S&P 500 Index
S&P 600 Oil & Gas Exploration & Production
Peer Group

Item 6.     Selected Financial Data

The following table shows selected consolidated financial data. The data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of 2015, 2014, and 2013 activity.

	As of and for the Year Ended December 31,
	2015		2014		2013	2012		2011
	(In thousands except per share amounts)
Revenues(1)	$854,231		$1,572,944		$1,351,850	$1,315,123		$1,207,503
Net income (loss)	$(1,037,361)	(4)	$136,276	(3)	$184,746	$23,176	(2)	$195,867
Net income (loss) per common share:
Basic	$(21.12)		$2.80		$3.83	$0.48		$4.11
Diluted	$(21.12)		$2.78		$3.80	$0.48		$4.08
Total assets	$2,808,509	(4)	$4,473,728	(3)	$4,022,390	$3,761,120	(2)	$3,256,720
Long-term debt (5)	$927,662		$812,163		$645,696	$716,359		$300,000
Other long-term liabilities (6)	$140,626		$148,785		$158,331	$167,545		$113,830
Cash dividends per common share	$—		$—		$—	$—		$—
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

(2)
In June 2012 and December 2012, due to low 12-month average commodity prices, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $115.9 million pre-tax ($72.1 million, net of tax) and $167.7 million pre-tax ($104.4 million, net of tax), respectively.

(3)
In December 2014, we incurred a non-cash ceiling test write-down of our oil and natural gas properties of $76.7 million pre-tax ($47.7 million, net of tax), a non-cash write-down associated with the removal of 31 drilling rigs from our fleet along with certain other equipment and drill pipe of $74.3 million pre-tax ($46.3 million, net of tax), and a non-cash write-down associated with a reduction in the carrying value of three midstream segment systems of $7.1 million pre-tax ($4.4 million, net of tax).

(4)
In total for 2015, we incurred non-cash ceiling test write-downs on our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion, net of tax). We also incurred a non-cash write-down on certain drilling rigs and other equipment of approximately $8.3 million pre-tax ($5.1 million, net of tax), and a non-cash write-down associated with a reduction in the carrying value of three midstream segment systems of $27.0 million pre-tax ($16.8 million, net of tax).

(5)	Long-term debt is net of unamortized discount.

(6)	Includes non-current derivative liabilities.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

General

We operate, manage, and analyze our results of operations through our three principal business segments:

•	Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment explores, develops, acquires, and produces oil and natural gas properties for our own account.

•	Contract Drilling – carried out by our subsidiary Unit Drilling Company. This segment contracts to drill onshore oil and natural gas wells for others and for our own account.

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

Both within the United States and the world, deteriorating commodity prices have brought about significant changes affecting our industry and us. The decline in commodity prices has caused us (and other oil and gas companies) to reduce our level of drilling activity and spending. When drilling activity and spending decline for any sustained period of time the rates for and the number of our drilling rigs working also tend to decline. In addition, lower commodity prices for any sustained period of time could impact the liquidity condition of some of our industry partners and customers, which, in turn, might limit their ability to meet their financial obligations to us.

It is uncertain how long the current depressed prices for oil and natural gas products will continue. As noted elsewhere in this report, commodity prices are subject to a number of factors most of which are beyond our control.

The impact on our business and financial results as a consequence of the reduction in oil and NGLs (and to a lesser extent natural gas) prices has had a number of consequences for us, including the following:

•
In December 2015, we determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. That determination resulted in $114.4 million of costs associated with the unproved properties being added to the capitalized costs to be amortized. For the full year of 2015, we incurred a cumulative non-cash ceiling test write-down of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax). We expect to incur a non-cash ceiling test write-down in the first quarter of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward reserve revisions, reserve additions, and tax attributes. Subject to these numerous factors and inherent limitations, holding these factors constant and only adjusting the 12-month average price to an estimated first quarter ending average (holding February 2016 prices constant for the remaining one month of 2016), we currently anticipate that we could recognize an impairment in the first quarter of 2016 of approximately $60 million pre-tax. The impact of the significantly higher commodity prices used in the ceiling test 12-month average price calculation will lessen as those higher prices will roll off from the calculation.

•	We have reduced the number of gross wells we plan to drill in 2016 by approximately 57-74% from the number of gross wells drilled in 2015 due to reduced cash flow from lower commodity prices.

•
In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and sold most of these items at auction during 2015.

•
Several of our drilling rig customers significantly reduced their drilling budgets, resulting in a significant reduction in the average utilization of our drilling rig fleet. At December 31, 2014, we had 75 drilling rigs operating, during 2015, we averaged 34.7 drilling rigs operating, and at February 12, 2016, this number was 20. We currently expect further reductions in 2016.

•
In December 2015, our mid-stream segment incurred a $27.0 million pre-tax write-down of three of its systems due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems.

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

•
Effective with the October 2015 redetermination, the lenders of our credit agreement decreased our borrowing base from $725.0 million to $550.0 million. This new amount is above the $500.0 million commitment we have elected under the credit agreement. While it is anticipated deteriorating commodity prices may result in a further reduction to our current borrowing base, we believe our liquidity will be adequate to carry out our 2016 capital plans.

We have reduced our total 2016 capital budget by a range of approximately 59-65% as compared to 2015, excluding acquisitions and ARO liability. Our budget is designed to keep our capital expenditures below our anticipated cash flow and proceeds from non-core asset sales.

Our 2016 current capital expenditures budget is based on realized prices for the year of $34.57 per barrel of oil, $8.01 per barrel of NGLs, and $2.24 per Mcf of natural gas. Our budget is subject to possible periodic adjustments for various reasons including changes in commodity prices and industry conditions. Funding for the budget will come primarily from our cash flow, non-core asset sales, and, if necessary, borrowings under our credit agreement.

In response to the adverse impacts that the lower commodity prices had on us in 2015 as well as our industry we carried out the following during 2015 and early 2016:

•	We are in the process of consolidating from five to two the number of divisions within our drilling segment allowing for us to further reduce the costs associated with operating the divisions.

•
The higher end of our 2016 capital expenditure budget for exploration and production segment is designed with the intent to incur the majority of those expenditures in the latter part of the year thus allowing us to take into account future commodity price movement before we incur those expenditures.

•	We have implemented certain reduction in our office and field workforces to account for the reduction in our operating activities.

•
As of February 12, 2016, we have sold approximately $37.4 million of non-core oil and gas properties in 2016 using the majority of the proceeds to pay down our borrowings under our bank credit agreement.

Executive Summary

Oil and Natural Gas

Fourth quarter 2015 production from our oil and natural gas segment was 4,757,000 barrels of oil equivalent (Boe), a 6% decrease from the third quarter of 2015 and a 2% decrease from the fourth quarter of 2014. These decreases came mostly from lower production due to reduced drilling activity and the replacement of reserves as a result of lower oil and NGLs prices. Oil and NGLs production during the fourth quarter of 2015 was 44% of our total production compared to 47% of our total production during the fourth quarter of 2014.

Fourth quarter 2015 oil and natural gas revenues decreased 22% from the third quarter of 2015 and decreased 54% from the fourth quarter of 2014. These deceases were primarily due to lower oil, natural gas, and NGLs prices and to a lesser extent from reduced production volumes.

Our natural gas and oil prices for the fourth quarter of 2015 decreased 16% and 5%, respectively, compared to the third quarter of 2015 while our NGLs prices increased 26%. Our NGLs, oil, and natural gas prices decreased 56%, 41%, and 40%, respectively compared to the fourth quarter of 2014.

Direct profit (oil and natural gas revenues less oil and natural gas operating expense) decreased 32% from the third quarter of 2015 and 64% from the fourth quarter of 2014. The decreases were primarily attributable to decreased oil, natural gas, and NGLs prices.

Operating cost per Boe produced for the fourth quarter of 2015 decreased 1% from the third quarter of 2015 and decreased 31% from the fourth quarter of 2014. The decrease from the third quarter of 2015 was primarily due to lower lease operating expenses (LOE ) partially offset by higher gross production taxes. The decrease from the fourth quarter of 2014 was primarily due to lower salt water disposal expense, lower LOE, lower gross production tax from lower sales revenue, and lower general and administrative expenses.

For 2016, we have derivative contracts covering approximately 2,850 Bbls per day of oil production. For the month of January, we have hedged approximately 90,500 MMBtu per day of natural gas production and for the remainder of 2016, we have hedged approximately 100,500 MMBtu per day of natural gas production. For 2017, we have hedged approximately 750 Bbls per day of oil production and 25,000 MMBtu per day of natural gas production.

At December 31, 2015, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan’16 – Dec’16	Natural gas – swap	35,000 MMBtu/day	$2.625	IF – NYMEX (HH)
Jan’16 – Dec'16	Natural gas – collar	42,000 MMBtu/day	$2.40 - $2.88	IF – NYMEX (HH)
Jan’16 – Dec'16	Natural gas – three-way collar	13,500 MMBtu/day	$2.70 - $2.20 - $3.26	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jan’16 – Jun'16	Crude oil – collar	2,150 Bbl/day	$46.36 - $55.62	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – collar	1,450 Bbl/day	$47.50 - $56.40	WTI – NYMEX
Jan’16 – Dec'16	Crude oil – three-way collar	700 Bbl/day	$46.50 - $35.00 - $57.00	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar (1)	700 Bbl/day	$47.50 - $35.00 - $63.50	WTI – NYMEX
Jan’17 – Dec'17	Crude oil – three-way collar	750 Bbl/day	$50.00 - $37.50 - $63.90	WTI – NYMEX
_________________________

(1)	We pay our counterparty a premium, which can be and is being deferred until settlement.

Subsequent to December 31, 2015, the following non-designated hedges were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Feb’16 – Dec'16	Natural gas – swap	10,000 MMBtu/day	$2.495	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – swap	10,000 MMBtu/day	$2.795	IF – NYMEX (HH)

During 2015, we participated in the drilling of 58 wells (34.99 net wells). For 2016, we plan to participate in the drilling of approximately 15 to 25 gross wells. Our 2016 production guidance is approximately 16.9 to 17.4 MMBoe, a decrease of 13-16% from 2015, actual results will be subject to many factors. This segment’s capital budget for 2016 is a range from $109.0 to $131.0 million, a 52-60% decrease from 2015, excluding acquisitions and ARO liability. As of February 12, 2016, we have sold approximately $37.4 million of non-core oil and gas properties in 2016.

Contract Drilling

The average number of drilling rigs we operated for 2015 was 34.7 compared to 75.4 in 2014. Late in the fourth quarter of 2014, the number of our drilling rigs operating started to decline and has continued to decline throughout 2015 due to lower commodity prices and operators reducing their drilling budgets. As of December 31, 2015, 26 drilling rigs were operating.

Revenue for the fourth quarter of 2015 decreased 22% and 63% from the third quarter of 2015 and fourth quarter of 2014, respectively. The decreases were primarily due to fewer drilling rigs operating and lower dayrates.

Dayrates for the fourth quarter of 2015 averaged $18,604, a 1% and 9% decrease from the third quarter of 2015 and the fourth quarter of 2014, respectively. The decreases were primarily due to downward pressure on dayrates with lower demand.

Operating costs for the fourth quarter of 2015 decreased 8% and 58% from the third quarter of 2015 and the fourth quarter of 2014, respectively. The decreases were due primarily to fewer drilling rigs operating.

Direct profit (contract drilling revenue less contract drilling operating expense) for the fourth quarter of 2015 decreased 39% and 69% from the third quarter of 2015 and the fourth quarter of 2014, respectively. For both comparative periods, we had fewer drilling rigs operating with lower dayrates.

Operating cost per day for the fourth quarter of 2015 increased 6% and 25% over the third quarter of 2015 and the fourth quarter of 2014, respectively. The increases were primarily due to less revenue days partially offset by lower direct rig expense due to fewer drilling rigs operating for both comparative periods.

During 2015, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. Today, the drastic reduction in commodity prices for oil and natural gas has changed demand for drilling rigs. All of these factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates.

As of December 31, 2015, we had nine term drilling contracts with original terms ranging from six months to three years. Five of these contracts are up for renewal in 2016, (two in the first quarter, two in the third quarter, and one in the fourth quarter) and four are up for renewal in 2017. Term contracts may contain a fixed rate for the duration of the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts have opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. During 2015, we recorded $29.0 million in early termination fees.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During the first quarter of 2015, we sold one of these drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $0.3 million net book value of the drilling rig resulting in a gain of $7,900. During the second quarter, we recorded an additional write-down on the remaining drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. During the third quarter, we sold the remaining 30 drilling rigs and most of the equipment in an auction. The proceeds from the sale of those assets, less costs to sell, was less than the $11.0 million net book value resulting in a loss of $7.3 million pre-tax. Some of the equipment that was not sold at the auction will be sold within the next twelve months and remain classified as assets held for sale. The net book value of those assets is $0.6 million.

We have completed our current new BOSS drilling rig program for 2015. Eight new BOSS drilling rigs have been placed into service. Some of the long lead time components for three additional BOSS drilling rigs were ordered during 2014 in anticipation for future demand of the BOSS drilling rigs. With the decline in the drilling market, many of these long lead time components were either postponed for later delivery or canceled altogether. Currently, we do not have any contracts to build new BOSS drilling rigs. Our anticipated 2016 capital expenditures for this segment range from $9.0 million to $11.0 million, an 87-89% decrease from 2015.

Mid-Stream

Fourth quarter 2015 liquids sold per day decreased 3% and 18% from the third quarter of 2015 and the fourth quarter of 2014, respectively. The decrease from third quarter of 2015 was due to more effectively operating our processing facilities in full ethane rejection mode. The decrease from the prior year was due to operating in ethane rejection mode in 2015. For the fourth quarter of 2015, gas processed per day decreased 8% from the third quarter of 2015 and increased 4% over the fourth quarter of 2014. The decrease from the third quarter was due to general declines in wells. The increase over prior year was due to connecting new wells to both existing and newly constructed systems to replace production declines from wells already connected. For the fourth quarter of 2015, gas gathered per day increased 1% and 10% over the third quarter of 2015 and the fourth quarter of 2014, respectively. These increases were primarily from well connects throughout 2015.

NGLs prices in the fourth quarter of 2015 were essentially unchanged from the prices received in the third quarter of 2015 and decreased 38% from the prices received in the fourth quarter of 2014. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts – under which we receive a share of the proceeds from the sale of the NGLs – our revenues from those commodity-based contracts fluctuate based on NGLs prices.

Direct profit (mid-stream revenues less mid-stream operating expense) for the fourth quarter of 2015 decreased 10% from the third quarter of 2015 and decreased 6% from the fourth quarter of 2014. These decreases were primarily due to lower NGLs, natural gas, and condensate prices reducing revenues. Total operating cost for this segment for the fourth quarter of 2015 decreased 10% and 47% from the third quarter of 2015 and the fourth quarter of 2014, respectively due primarily to the lower cost of gas purchased.

At our Hemphill Texas system with the completion of the nine-mile pipeline that connects our Buffalo Wallow gathering system to our Hemphill processing facility, we began transporting Buffalo Wallow gathered gas to our Hemphill facility for processing. At our Hemphill processing facility, we have three operational processing skids that provide approximately 135 MMcf per day of processing capacity.

In central Oklahoma at our Perkins processing facility, we completed the upgrade of our processing facility which increased our total processing capacity from 20 MMcf per day to 27 MMcf per day. These improvements consist of processing plant upgrades along with projects to improve recoveries at this facility. During 2015, we connected 11 new wells to this system from several producers.

Also in central Oklahoma, at our Minco processing facility, we completed upgrades to this facility which improved our processing capacity and allowed us to gather and process additional liquid rich gas from third-party producers. With this upgrade the total processing capacity of this system was increased to approximately 15 MMcf per day.

In the Mississippian play in north central Oklahoma, we completed the upgrade of our Bellmon gathering system along with the installation of additional compressors. This will allow us to receive additional volume from third-party producers in the area. We connected 40 new wells to this system from several producers during 2015. At this processing facility we have two operational processing skids that provide total processing capacity of approximately 90 MMcf per day.

In the Appalachian region, we completed the northern expansion of the Pittsburgh Mills gathering system into Butler County, Pennsylvania. This project includes a seven-mile trunkline along with a related compressor station. With the completion of this project we also gain an additional outlet for our gas into NiSource pipeline. The Clinton compressor station located in Butler County, Pennsylvania was completed and became operational in the fourth quarter of 2015. With the completion of this expansion project, we now have the ability to connect additional wells that are scheduled to be drilled in this area in 2016.

Also in the Appalachian area, we completed the construction of our new fee-based gathering system, Snow Shoe Gathering System, in Centre County, Pennsylvania. This system consists of approximately 12 miles of gathering pipeline. The pipeline has been installed and is now operational. We began flowing gas on this pipeline in January 2016.

Anticipated 2016 capital expenditures for this segment range from $22.0 million to $24.0 million, a 62-65% decrease from 2015.

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
•    Oil and natural gas properties
•    Accumulated depletion, depreciation and amortization
•    Provision for depletion, depreciation and amortization
•    Impairment of oil and natural gas properties
•    Long-term debt and interest expense

Accounting for ARO for oil, NGLs, and natural gas properties	• Cost estimates related to the plugging and abandonment of wells • Timing of cost incurred	• Oil and natural gas properties • Accumulated depletion, depreciation and amortization • Provision for depletion, depreciation and amortization • Current and non-current liabilities • Operating expense

Accounting for impairment of long-lived assets	• Forecast of undiscounted estimated future net operating cash flows	• Drilling and mid-stream property and equipment • Accumulated depletion, depreciation and amortization • Provision for depletion, depreciation and amortization • Other intangible assets

Goodwill	• Forecast of discounted estimated future net operating cash flows • Terminal value • Weighted average cost of capital	• Goodwill

Accounting for value of stock compensation awards	• Estimates of stock volatility • Estimates of expected life of awards granted • Estimates of rates of forfeitures	• Oil and natural gas properties • Shareholder’s equity • Operating expenses • General and administrative expenses

Accounting for derivative instruments and hedging	• Hedges measured for effectiveness and ineffectiveness (2013) • Non-qualifying and qualifying derivatives measured at fair value
•    Current and non-current derivative assets and liabilities
•    Other comprehensive income as a component of equity (2013)
•    Oil and natural gas revenue (2013)
•    Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net

Significant Estimates and Assumptions

Full Cost Method of Accounting for Oil, NGLs, and Natural Gas Properties. The determination of our oil, NGLs, and natural gas reserves is a subjective process. It entails estimating underground accumulations of oil, NGLs, and natural gas that cannot be measured in an exact manner. The degree of accuracy of these estimates depends on a number of factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments. Each year, we hire an independent petroleum engineering firm to audit our internal evaluation of our reserves. The audit of our reserve wells or locations as of December 31, 2015 covered those that we projected to comprise 79% of the total proved developed discounted future net income and 81% of the total proved discounted future net income based on the unescalated pricing policy of the SEC. Included in Part I, Item 1 of this report are the qualifications of our independent petroleum engineering firm and our employees responsible for the preparation of our reserve reports.

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

Oil, NGLs, and natural gas reserve estimates have a significant impact on our DD&A rate. If future reserve estimates for a property or group of properties are revised downward, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease. Based on our 2015 production level of 20.0 MMBoe, a decrease in the amount of our 2015 oil, NGLs, and natural gas reserves by 5% would increase our DD&A rate by $0.48 per Boe and would decrease pre-tax income by $9.6 million annually. Conversely, an increase in our 2015 oil, NGLs, and natural gas reserves by 5% would decrease our DD&A rate by $0.48 per Boe and would increase pre-tax income by $9.6 million annually.

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

The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when the prices for oil, NGLs, and natural gas are depressed or if we have large downward revisions in our estimated proved oil, NGLs, and natural gas reserves. Application of these rules during periods of relatively low prices, even if temporary, increases the chance of a ceiling test write-down. At December 31, 2015, our reserves were calculated based on applying 12-month 2015 average unescalated prices of $50.28 per barrel of oil, $19.47 per barrel of NGLs, and $2.59 per Mcf of natural gas (then adjusted for price differentials) over the estimated life of each of our oil and natural gas properties. In total for 2015, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax) due to the inclusion of the impaired value of certain unproved properties and a reduction of the 12-month average commodity prices during the year.

We expect to incur a non-cash ceiling test write-down in the first quarter of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward reserve revisions, reserve additions, and tax attributes. Subject to these numerous factors and inherent limitations, holding these factors constant and only adjusting the 12-month average price to an estimated first quarter ending average (holding February 2016 prices constant for the remaining one month of 2016), we currently anticipate that we could recognize an impairment in the first quarter of 2016 of approximately $60 million pre-tax. The estimated first quarter 2016 impairment is partially the result of a decrease in our proved undeveloped reserves of approximately 26%. These anticipated decreases are primarily due to certain locations no longer being economical under the adjusted 12-month average price for the first quarter. Based on this estimated 12-month average price, we would eliminate those locations from our future development plan. The impact of the significantly higher commodity prices used in the ceiling test 12-month average price calculation will lessen as those higher prices will roll off from the calculation. Given the uncertainty associated with the factors used in calculating our estimate of both our future period ceiling test write-down and the decrease in our undeveloped reserves, these estimates should not necessarily be construed as indicative of our future development plans or financial results.

Derivative instruments qualifying as cash flow hedges are included in the computation of limitation on capitalized costs. All of our cash flow hedges expired as of December 31, 2013 and no longer effect this computation. Our oil and natural gas derivatives are discussed in Note 12 of the Notes to our Consolidated Financial Statements.

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

Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involve a significant amount of judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage. In December 2014 and December 2015, we determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. That determination resulted in $73.7 million in 2014 and $114.4 million in 2015 of costs associated with the unproved properties being added to the capitalized costs to be amortized. At December 31, 2015, we had a total of approximately $337.1 million of costs excluded from the amortization base of our full cost pool.

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

Accounting for Impairment of Long-Lived Assets. Drilling equipment, transportation equipment, gas gathering and processing systems, and other property and equipment are carried at cost less accumulated depreciation. Renewals and enhancements are capitalized while repairs and maintenance are expensed. We review the carrying amounts of long-lived assets for potential impairment annually, typically during the fourth quarter, or when events occur or changes in circumstances suggest that these carrying amounts may not be recoverable. Changes that could prompt such an assessment may include equipment obsolescence, changes in the market demand for a specific asset, changes in commodity prices, periods of relatively low drilling rig utilization, declining revenue per day, declining cash margin per day, or overall changes in general market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets.

As of December 31, 2015, with continuing declines to commodity prices and an outlook that commodity prices may be lower for longer, we lowered our expectations about future utilization of our drilling rigs and associated cash flows.  We performed a Step 1 analysis as required by ASC 360-10-35 to assess the recoverability of long-lived assets within our contract drilling segment.  With respect to these assets, future cash flows were estimated over the expected remaining life of the assets. Management determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the long-lived assets within our contract drilling segment by 99%, and there was no impairment at December 31, 2015.

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising inactive rigs are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to its yards to be used as spare equipment. The remaining components of these rigs are retired. In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment. We estimated the fair value of the drilling rigs and other assets based on the estimate market value from third-party assessments. Based on these estimates, we recorded a write-down of approximately $74.3 million pre-tax. In June 2015, we recorded an additional write-down on the remaining drilling rigs and other equipment of approximately $8.3 million pre-taxed based on the estimated market value from similar auctions.

In 2014, our mid-stream segment incurred a $7.1 million pre-tax write-down of three of its systems, Weatherford, Billy Rose, and Spring Creek and in 2015, incurred a $27.0 million pre-tax write-down of its systems, Bruceton Mills, Spring Creek, and Midwell due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems. No significant impairment was recorded at December 31, 2013.

Goodwill. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. Our goodwill is all related to our contract drilling segment, and accordingly, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. Inputs in our estimated discounted future net cash flows include drilling rig utilization, day rates, gross margin percentages, and terminal value. No goodwill impairment was recorded at December 31, 2015, 2014, or 2013. Based on our impairment test performed as of December 31, 2015, the fair value of our drilling segment exceeded its carrying value by 19%. A period of sustained reduced commodity prices resulting in further reductions in the number of our drilling rigs working and the rates we charge for them could result in a non-cash goodwill impairment in future periods.

Turnkey and Footage Drilling Contracts. Because our contract drilling operations do not bear the risk of completion of a well being drilled under a “daywork” contract, we recognize revenues and expense generated under “daywork” contracts as the services are performed. Under “footage” and “turnkey” contracts we bear the risk of completion of the well, so revenues and expenses are recognized when the well is substantially completed. Substantial completion is determined when the well bore reaches the depth specified in the contract. The entire amount of a loss, if any, is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the well is finished. The costs of drilling contracts uncompleted at the end of the reporting period (which includes expenses incurred to date on “footage” or “turnkey” contracts) are included in other current assets. We did not drill any wells under turnkey or footage contracts in 2015, 2014, or 2013.

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

Accounting for Derivative Instruments and Hedging. For our economic hedges that we did not apply cash flow accounting to, any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net in our Consolidated Statements of Operations. The commodity derivative instruments we had under cash flow accounting expired as of December 2013. Previous changes in the fair value of derivatives designated as cash flow hedges, to the extent they were effective in offsetting cash flows attributable to the hedged risk, were recorded in OCI until the hedged item was recognized into earnings. When the hedged item was recognized into earnings, it was reported in oil and natural gas revenues. Any change in fair value resulting from ineffectiveness was recognized in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net.

New Accounting Standards

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. We are in the process of evaluating the impact it will have on our financial statements.

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

We currently believe we have sufficient cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next twelve months. Our ability to meet our debt covenants (under our credit agreement as well as our Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory, and other factors. For example, lower oil, natural gas, and NGLs prices since the last redetermination could result in a redetermination of the borrowing base under our credit agreement to a lower level and therefore reduce or limit our ability to incur indebtedness. As a result, we monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our credit agreement to address those issues, if any, ahead of time.

As part of our plan to manage liquidity risks, we have lowered our capital expenditures budget, focused our drilling program on our highest return plays, and continue to explore opportunities to divest non-core assets and properties. As of February 12, 2016, we have sold approximately $37.4 million of non-core oil and gas properties in 2016 using the majority of the proceeds to pay down our borrowings under our bank credit agreement. If necessary, we could sell other non-core assets and use the proceeds to further reduce our outstanding borrowings.

The following is a summary of certain financial information for the years ended December 31:

	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$446,944	$708,993	$674,331
Net cash used in investing activities	(549,778)	(920,597)	(579,180)
Net cash provided by (used in) financing activities	102,620	194,060	(77,532)
Net increase (decrease) in cash and cash equivalents	$(214)	$(17,544)	$17,619

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

Net cash provided by operating activities during 2015 decreased by $262.0 million from 2014 due primarily to lower revenues due to lower commodity prices and lower drilling rig utilization partially offset by $29.0 million we recorded in early termination fees and by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration for and production of oil, NGLs, and natural gas. These capital expenditures are necessary to offset inherent declines in production, which is typical in the capital-intensive oil and natural gas industry.

Cash flows used in investing activities decreased by $370.8 million in 2015 compared to 2014. The change was due primarily to a decrease in capital expenditures partially offset by the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased by $91.4 million in 2015 compared to 2014. This decrease was primarily due to our borrowings under our credit agreement as well as a decrease in our book overdrafts (which are checks that have been issued but not presented to our bank for payment before the end of the period).

At December 31, 2015, we had unrestricted cash totaling $0.8 million and had borrowed $281.0 million of the $500.0 million we currently have available under our credit agreement. Our credit agreement is used primarily for working capital and capital expenditures.

The following is a summary of certain financial information as of December 31, and for the years ended December 31:

	2015		2014		2013
	(In thousands except percentages)
Working capital	$(10,633)		$(51,680)		$(31,542)
Long-term debt (1)	$927,662		$812,163		$645,696
Shareholders’ equity	$1,313,580	(2)	$2,332,394	(2)	$2,173,392
Net income (loss)	$(1,037,361)	(2)	$136,276	(2)	$184,746
_________________________

(1)	Long-term debt is net of unamortized discount.

(2)
In 2015 and 2014, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion and $76.7 million pre-tax ($1.0 billion and $47.7 million, net of tax), respectively. In December 2014, we incurred a non-cash write-down associated with the removal of 31 drilling rigs from our fleet along with certain other equipment and drill pipe of $74.3 million pre-tax ($46.3 million net of tax) and then an additional non-cash write-down in 2015 of $8.3 million pre-tax ($5.1 million, net of tax). Also in December 2014, we incurred a non-cash write-down associated with a reduction in the carrying value of three midstream segment systems of $7.1 million pre-tax ($4.4 million net of tax). Then in December 2015, we incurred a non-cash write-down associated with the reduction in the carrying value of three midstream segment gathering systems of $27.0 million pre-tax ($16.8 million, net of tax). The write-downs impacted our shareholders’ equity, ratio of long-term debt to total capitalization, and net income (loss) for years 2015 and 2014. There was no impact on our compliance with the covenants contained in our credit agreement.

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $10.6 million, $51.7 million, and $31.5 million as of December 31, 2015, 2014, and 2013, respectively. This is primarily from the timing of our accounts payable associated with our capital expenditures partially offset by lower accounts receivable due to lower revenues. Our credit agreement is used primarily for working capital and capital expenditures. At December 31, 2015, we had borrowed $281.0 million of the $500.0 million currently available to us under our credit agreement. The effect of our derivatives increased working capital by $10.2 million and $31.1 million as of December 31, 2015 and 2014, respectively, and decreased working capital by $5.0 million as of December 31, 2013.

The following table summarizes certain operating information for the years ended December 31:

	2015	2014	2013
Oil and Natural Gas:
Oil production (MBbls)	3,783	3,844	3,360
Natural gas liquids production (MBbls)	5,274	4,628	3,914
Natural gas production (MMcf)	65,546	58,854	56,757
Average oil price per barrel received	$50.79	$89.43	$95.06
Average oil price per barrel received excluding derivatives	$45.04	$89.32	$95.18
Average NGLs price per barrel received	$10.12	$30.95	$31.79
Average NGLs price per barrel received excluding derivatives	$10.12	$30.95	$31.79
Average natural gas price per mcf received	$2.63	$3.92	$3.32
Average natural gas price per mcf received excluding derivatives	$2.25	$4.03	$3.33
Contract Drilling:
Average number of our drilling rigs in use during the period	34.7	75.4	65.0
Total number of drilling rigs available for use at the end of the period	94	89	121
Average dayrate	$19,455	$20,043	$19,646
Mid-Stream:
Gas gathered—Mcf/day	353,771	319,348	309,554
Gas processed—Mcf/day	182,684	161,282	140,584
Gas liquids sold—gallons/day	577,513	733,406	543,602
Number of natural gas gathering systems	25	38	38
Number of processing plants	13	14	15
_________________________

(1)	In 2015, our mid-stream segment transferred 11 natural gas gathering systems to our oil and natural gas segment.

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

Based on our 2015 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would result in a corresponding $520,000 per month ($6.2 million annualized) change in our pre-tax operating cash flow. Our 2015 average natural gas price was $2.63 compared to an average natural gas price of $3.92 for 2014 and $3.32 for 2013. A $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $303,000 per month ($3.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $419,000 per month ($5.0 million annualized) change in our pre-tax operating cash flow based on our production in 2015. Our 2015 average oil price per barrel was $50.79 compared with an average oil price of $89.43 in 2014 and $95.06 in 2013, and our 2015 average NGLs price per barrel was $10.12 compared with an average NGLs price of $30.95 in 2014 and $31.79 in 2013.

Because commodity prices have an effect on the value of our oil, NGLs, and natural gas reserves, declines in those prices can result in a decline in the carrying value of our oil and natural gas properties. Price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our credit agreement since that determination is based mainly on the value of our oil, NGLs, and natural gas reserves. A reduction could limit our ability to carry out our planned capital projects. We expect to incur a non-cash ceiling test write-down in the first quarter of 2016. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward reserve revisions, reserve additions, and tax attributes. Subject to these numerous factors and inherent limitations, holding these factors constant and only adjusting the 12-month average price to an estimated first quarter ending average (holding February 2016 prices constant for the remaining one month of 2016), we currently anticipate that we could recognize an impairment in the first quarter of 2016 of approximately $60 million pre-tax. The impact of the significantly higher commodity prices used in the ceiling test 12-month average price calculation will lessen as those higher prices will roll off from the calculation.

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

Although our drilling rig personnel are a key component to the overall success of our drilling services, with the present conditions existing in the drilling industry, we do not anticipate increases in the compensation paid to those personnel in the near term.

During 2015, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. Today, the drastic reduction in commodity prices for oil and natural gas has changed demand for drilling rigs. All of these factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates. For 2015, our average dayrate was $19,455 per day compared to $20,043 and $19,646 per day for 2014 and 2013, respectively. Our average number of drilling rigs used in 2015 was 34.7 (38%) compared with 75.4 (63%) and 65.0 (52%) in 2014 and 2013, respectively. Based on the average utilization of our drilling rigs during 2015, a $100 per day change in dayrates has a $3,470 per day ($1.3 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with the acquisition of an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $22.1 million, $89.5 million, and $64.3 million for 2015, 2014, and 2013, respectively, from our contract drilling segment and eliminated the associated operating expense of $18.3 million, $62.4 million, and $46.9 million during 2015, 2014, and 2013, respectively, yielding $3.8 million, $27.1 million, and $17.4 million during 2015, 2014, and 2013, respectively, as a reduction to the carrying value of our oil and natural gas properties.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During the first quarter of 2015, we sold one of these drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $0.3 million net book value of the drilling rig resulting in a gain of $7,900. During the second quarter, we recorded an additional write-down on the remaining drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. During the third quarter, we sold the remaining 30 drilling rigs and most of the equipment in an auction. The proceeds from the sale of those assets, less costs to sell, was less than the $11.0 million net book value resulting in a loss of $7.3 million pre-tax. Some of the equipment that was not sold at the auction will be sold within the next twelve months and remain classified as assets held for sale. The net book value of those assets is $0.6 million.

Mid-Stream Operations

This segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 13 processing plants, 25 gathering systems, and approximately 1,464 miles of pipeline. Its operations are located in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. This segment enhances our ability to gather and market not only our own natural gas and NGLs but also that owned by third parties and serves as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During 2015, 2014, and 2013 this segment purchased $57.6 million, $80.9 million, and $83.0 million, respectively, of our oil and natural gas segment's natural gas and NGLs production, and provided gathering and transportation services of $7.6 million, $8.7 million, and $8.0 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

Our mid-stream segment gathered an average of 353,771 Mcf per day in 2015 compared to 319,348 Mcf per day in 2014 and 309,554 Mcf per day in 2013. It processed an average of 182,684 Mcf per day in 2015 compared to 161,282 Mcf per day in 2014 and 140,584 Mcf per day in 2013, and sold NGLs of 577,513 gallons per day in 2015 compared to 733,406 gallons per day in 2014 and 543,602 gallons per day in 2013. Gas gathering volumes per day in 2015 increased primarily from new wells connected to our systems between the comparative periods. Volumes processed increased primarily due to new wells connected. NGLs sold decreased primarily from being in ethane rejection mode.

Our Credit Agreement and Senior Subordinated Notes

Credit Agreement. On April 10, 2015, we amended our Senior Credit Agreement (credit agreement) to extend the maturity date from September 13, 2016 to April 10, 2020.The amount we can borrow is the lesser of the amount we elect (from time to time) as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $900.0 million. Our current commitment amount is $500.0 million. Our current borrowing base is $550.0 million. We are charged a commitment fee ranging from 0.375% to 0.50% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. To date, for this new amendment, we paid $2.6 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement.

The current lenders under our credit agreement and their respective participation interests are as follows:

Lender	Participation Interest
BOK (BOKF, NA, dba Bank of Oklahoma)	17%
Compass Bank	17%
BMO Harris Financing, Inc.	15%
Bank of America, N.A.	15%
Comerica Bank	8%
Wells Fargo Bank, N.A.	8%
Canadian Imperial Bank of Commerce	8%
Toronto Dominion (New York), LLC	8%
The Bank of Nova Scotia	4%
100%

The amount of the borrowing base–which is subject to redetermination by the lenders on April 1st and October 1st of each year, is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. Effective with the October 2015 redetermination, the lenders under our credit agreement decreased our borrowing base from $725.0 million to $550.0 million. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements set forth in the credit agreement. While it is anticipated deteriorating commodity prices may result in a reduction to our current borrowing base, we believe our liquidity will be adequate to carry out our 2016 capital plans.

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that in any event cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at anytime, without a premium or penalty. At December 31, 2015 and February 12, 2016, we had $281.0 million and $262.9 million, respectively, outstanding borrowings under our credit agreement.

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

As of December 31, 2015, we were in compliance with the covenants contained in the credit agreement.

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

At any time before May 15, 2016, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of December 31, 2015.

Capital Requirements

Oil and Natural Gas Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Any decision to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 58 gross wells (34.99 net wells) in 2015 compared to 186 gross wells (121.00 net wells) in 2014, and 149 gross wells (91.14 net wells) in
2013. Our 2015 total capital expenditures for our oil and natural gas segment, excluding a $5.7 million reduction in the ARO liability and $0.2 million in acquisitions, totaled $273.5 million compared to 2014 capital expenditures of $772.2 million (excluding a $37.7 million reduction in the ARO liability and $5.7 million in acquisitions), and 2013 capital expenditures of $549.2 million (excluding an $18.0 million reduction in the ARO liability).

For all of 2016, we plan to participate in drilling approximately 15 to 25 gross wells and estimate our total capital expenditures (excluding any possible acquisitions) for our oil and natural gas segment will be a range of approximately $109.0 million to $131.0 million. Whether we are able to drill all of those wells is dependent on a number of factors, many of which are beyond our control and include the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

In August 2013, we sold some Bakken property interests. The proceeds, net of related expenses, were $57.1 million. In addition, we had other non-core asset sales with proceeds, net of related expenses, of $21.7 million for 2013. Proceeds from these dispositions reduced the net book value of the full cost pool with no gain or loss recognized. We sold non-core oil and natural gas assets, net of related expenses, for $1.9 million and $33.1 million during 2015 and 2014, respectively. Proceeds from those dispositions reduced the net book value of our full cost pool with no gain or loss recognized. As of February 12, 2016, we have sold approximately $37.4 million of non-core oil and gas properties in 2016 using the majority of the proceeds to pay down our borrowings under our bank credit agreement.

Contract Drilling Dispositions, Acquisitions, and Capital Expenditures. During 2013, we sold four of our 2,000 horsepower electric drilling rigs and one 3,000 horsepower electric drilling rigs. All of these sales were to unaffiliated third-parties.

During the first quarter of 2014. we sold four additional idle 3,000 horsepower drilling rigs to an unaffiliated third party. The proceeds from that sale were used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig.

During 2014, three BOSS drilling rigs were constructed and placed into service for third-party operators.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During the first quarter of 2015, we sold one of these drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $0.3 million net book value of the drilling rig resulting in a gain of $7,900. During the second quarter, we recorded an additional write-down on the remaining drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. During the third quarter, we sold the remaining 30 drilling rigs and most of the equipment in an auction. The proceeds from the sale of those assets, less costs to sell, was less than the $11.0 million net book value resulting in a loss of $7.3 million pre-tax. Some of the equipment that was not sold at the auction will be sold within the next twelve months and remain classified as assets held for sale. The net book value of those assets is $0.6 million.

During the first half of 2015, five BOSS drilling rigs were constructed and placed into service for third-party operators. The long lead time components for three additional BOSS drilling rigs were ordered in 2014 in anticipation for future demand of the BOSS drilling rigs. However, with the decline in the drilling market, many of these long lead time components were either postponed for later delivery or canceled altogether. Currently, we do not have any contracts to build new BOSS drilling rigs.

Our anticipated 2016 capital expenditures for this segment range from $9.0 million to $11.0 million. We have spent $84.8 million for capital expenditures during 2015 compared to $176.7 million in 2014, and $64.3 million in 2013.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. At our Hemphill Texas system with the completion of the nine-mile pipeline that connects our Buffalo Wallow gathering system to our Hemphill processing facility, we began transporting Buffalo Wallow gathered gas to our Hemphill facility for processing. At our Hemphill processing facility, we have three operational processing skids that provide approximately 135 MMcf per day of processing capacity.

In central Oklahoma at our Perkins processing facility, we completed the upgrade of our processing facility which increased our total processing capacity from 20 MMcf per day to 27 MMcf per day. These improvements consist of processing plant upgrades along with projects to improve recoveries at this facility. During 2015, we connected 11 new wells to this system from several producers.

Also in central Oklahoma, at our Minco processing facility, we completed upgrades to this facility which improved our processing capacity and allowed us to gather and process additional liquid rich gas from third-party producers. With this upgrade the total processing capacity of this system was increased to approximately 15 MMcf per day.

In the Mississippian play in north central Oklahoma, we completed the upgrade of our Bellmon gathering system along with the installation of additional compressors. This will allow us to receive additional volume from third-party producers in the area. We connected 40 new wells to this system from several producers during 2015. At this processing facility we have two operational processing skids that provide total processing capacity of approximately 90 MMcf per day.

In the Appalachian region, we completed the northern expansion of the Pittsburgh Mills gathering system into Butler County, Pennsylvania. This project includes a seven-mile trunkline along with a related compressor station. With the completion of this project we also gain an additional outlet for our gas into NiSource pipeline. The Clinton compressor station located in Butler County, Pennsylvania was completed and became operational in the fourth quarter of 2015. With the completion of this expansion project, we now have the ability to connect additional wells that are scheduled to be drilled in this area in 2016.

Also in the Appalachian area, we completed the construction of our new fee-based gathering system, Snow Shoe Gathering System, in Centre County, Pennsylvania. This system consists of approximately 12 miles of gathering pipeline. The pipeline has been installed and is now operational. We began flowing gas on this pipeline in January 2016.

During 2015, our mid-stream segment incurred $63.5 million in capital expenditures as compared to $51.1 million, excluding $28.2 million for capital leases, in 2014, and $96.1 million in 2013. For 2016, our estimated capital expenditures range from $22.0 million to $24.0 million.

Contractual Commitments

At December 31, 2015, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$1,193,206	$50,304	$100,609	$376,366	$665,927
Operating leases (2)	8,311	6,407	1,740	164	—
Capital lease interest and maintenance (3)	12,143	2,619	4,799	4,173	552
Drill pipe, drilling components, and equipment purchases (4)	6,749	6,699	—	50	—
Enterprise Resource Planning software obligations (5)	1,911	1,425	486	—	—
Total contractual obligations	$1,222,320	$67,454	$107,634	$380,753	$666,479
_________________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our December 31, 2015 interest rates of 6.625% for the Notes and 2.6% for the credit agreement.

(2)
We lease office space or yards in Edmond, Oklahoma City, and Tulsa, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.0%. Total maintenance and interest remaining are $9.4 million and $2.7 million, respectively.

(4)	We have committed to purchase approximately $6.7 million of new drilling rig components, drill pipe, and related equipment over the next twelve months.

(5)	We have committed to pay $1.4 million for Enterprise Resource Planning software and $0.5 million for maintenance for one year following implementation.

At December 31, 2015, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$4,244	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$9,886	$1,436	Unknown	Unknown	Unknown
ARO liability (3)	$98,297	$3,965	$55,407	$9,225	$29,700
Gas balancing liability (4)	$5,047	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$16,551	$7,610	$2,233	$1,115	$5,593
Capital lease obligations (7)	$22,466	$3,549	$7,538	$8,163	$3,216
Derivative liabilities—commodity hedges	$285	$—	$285	$—	$—
Other	$410	$—	$410	$—	$—
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

(2)
Effective January 1, 1997, we adopted a separation benefit plan (Separation Plan). The Separation Plan allows eligible employees whose employment with us is involuntarily terminated or, in the case of an employee who has completed 20 years of service, voluntarily or involuntarily terminated, to receive benefits equivalent to four weeks salary for every whole year of service completed with the company up to a maximum of 104 weeks. To receive payments the recipient must waive certain claims against us in exchange for receiving the separation benefits. On October 28, 1997, we adopted a Separation Benefit Plan for Senior Management (Senior Plan). The Senior Plan provides certain officers and key executives of the company with benefits generally equivalent to the Separation Plan. The Compensation Committee of the Board of Directors has absolute discretion in the selection of the individuals covered in this plan. On May 5, 2004 we also adopted the Special Separation Benefit Plan (Special Plan). This plan is identical to the Separation Benefit Plan with the exception that the benefits under the plan vest on the earliest of a participant’s reaching the age of 65 or serving 20 years with the company. On December 31, 2008, all these plans were amended to bring the plans into compliance with Section 409A of the Internal Revenue Code of 1986, as amended. On December 8, 2015, we amended the Plans to change the calculation for determining the payouts at the time of a Separation of Service under the Plans.

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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the Partnerships) with certain qualified employees, officers and directors from 1984 through 2011, with a subsidiary of ours serving as general partner. Effective December 31, 2014, The Unit 1984 Oil and Gas Limited Partnership dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $118,000, $45,000, and $16,000 in 2015, 2014, and 2013, respectively.

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

Commodity Derivatives. Our commodity derivatives is intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of December 31, 2015, based on our fourth quarter 2015 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Mark-to-Market
	2016	2017
Daily oil production	33%	9%
Daily natural gas production	52%	9%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our evaluation at December 31, 2015, we believe the risk of non-performance by our counterparties is not material. At December 31, 2015, the fair values of the net assets we had with each of the counterparties to our commodity derivative transactions are as follows:

December 31, 2015
(In millions)
Canadian Imperial Bank of Commerce	$8.7
Bank of Montreal	1.1
Scotiabank	0.7
Bank of America Merrill Lynch	0.4
Total assets	$10.9

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty in our Consolidated Balance Sheets. At December 31, 2015, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $10.2 million and $1.0 million, respectively, and non-current derivative liabilities of $0.3 million. At December 31, 2014, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $31.1 million.

For our economic hedges that we did not apply cash flow accounting to, any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net in our Consolidated Statements of Operations. The commodity derivative instruments we had under cash flow accounting expired as of December 2013. Previous changes in the fair value of derivatives designated as cash flow hedges, to the extent they were effective in offsetting cash flows attributable to the hedged risk, were recorded in OCI until the hedged item was recognized into earnings. When the hedged item was recognized into earnings, it was reported in oil and natural gas revenues. Any change in fair value resulting from ineffectiveness was recognized in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net.

These gains (losses) are as follows at December 31:

	2015	2014	2013
	(In thousands)
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net
Gain (loss) on derivatives not designated as hedges, included are amounts settled during the period of $46,615, ($6,038), and ($1,764), respectively	$26,345	$30,147	$(8,184)
Gain (loss) on ineffectiveness of cash flow hedges	—	—	(190)
	$26,345	$30,147	$(8,374)

Stock and Incentive Compensation

During 2015, we granted awards covering 750,290 shares of restricted stock. These awards were granted as retention incentive awards. These stock awards had an estimated fair value as of the grant date of $24.5 million. Compensation expense will be recognized over the awards' three year vesting period. During 2015, we recognized $7.9 million in additional compensation expense and capitalized $1.9 million for these awards. During 2014, we granted awards covering 468,890 shares of restricted stock. These awards were granted as retention incentive awards and are being recognized over the awards' three year vesting period. During 2013, we granted awards covering 474,677 shares of restricted stock. These awards were granted as retention incentive awards and are being recognized over their two and three year vesting periods. No SAR awards were made during 2015, 2014, or 2013.

During 2015, we recognized compensation expense of $15.3 million for our restricted stock grants and capitalized $3.5 million of compensation cost for oil and natural gas properties. Recognized compensation expense and capitalized stock compensation cost for oil and natural gas properties were reduced $3.2 million and $0.2 million, respectively, for adjustments made related to the performance shares.

Insurance

We are self-insured for certain losses relating to workers’ compensation, control of well, and employee medical benefits. Insured policies for other coverages contain deductibles or retentions per occurrence that range from zero to $1.0 million. We have purchased stop-loss coverage in order to limit, to the extent feasible, per occurrence and aggregate exposure to certain types of claims. However, there is no assurance that the insurance coverages we have will adequately protect us against liability from all potential consequences. Unit Texas Drilling, L.L.C. was merged into its parent company, Unit Drilling Company, effective October 31, 2015, at which time the ERISA governed occupational injury benefit program was closed. All new claims after this date are processed under an existing insured workers’ compensation program. If insurance coverage becomes more expensive, we may choose to self-insure, decrease our limits, raise our deductibles, or any combination of these rather than pay higher premiums.

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.

We are the general partner of 15 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. During 2015, 2014, and 2013, the total we received for all of these fees was $0.4 million, $0.5 million, and $0.5 million, respectively. Our proportionate share of assets, liabilities, and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

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

Results of Operations

2015 versus 2014

	2015	2014	Percent Change (1)
	(In thousands unless otherwise specified)
Total operating revenue	$854,231	$1,572,944	(46)%
Net income (loss)	$(1,037,361)	$136,276	NM

Oil and Natural Gas:
Revenue	$385,774	$740,079	(48)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$166,046	$187,916	(12)%
Depreciation, depletion, and amortization	$251,944	$276,088	(9)%
Impairment of oil and gas properties	$1,599,348	$76,683	NM

Average oil price received (Bbl)	$50.79	$89.43	(43)%
Average NGL price received (Bbl)	$10.12	$30.95	(67)%
Average natural gas price received (Mcf)	$2.63	$3.92	(33)%
Oil production (Bbl)	3,783,000	3,844,000	(2)%
NGLs production (Bbl)	5,274,000	4,628,000	14%
Natural gas production (Mcf)	65,546,000	58,854,000	11%
Depreciation, depletion, and amortization rate (Boe)	$12.30	$14.82	(17)%

Contract Drilling:
Revenue	$265,668	$476,517	(44)%
Operating costs excluding depreciation and impairment	$156,408	$274,933	(43)%
Depreciation	$56,135	$85,370	(34)%
Impairment of contract drilling equipment	$8,314	$74,318	(89)%

Percentage of revenue from daywork contracts	100%	100%
Average number of drilling rigs in use	34.7	75.4	(54)%
Average dayrate on daywork contracts	$19,455	$20,043	(3)%

Mid-Stream:
Revenue	$202,789	$356,348	(43)%
Operating costs excluding depreciation, amortization, and impairment	$161,556	$306,831	(47)%
Depreciation and amortization	$43,676	$40,434	8%
Impairment of gas gathering and processing systems	$26,966	$7,068	NM

Gas gathered—Mcf/day	353,771	319,348	11%
Gas processed—Mcf/day	182,684	161,282	13%
Gas liquids sold—gallons/day	577,513	733,406	(21)%

Corporate and other:
General and administrative expense	$35,345	$42,023	(16)%
Gain (loss) on disposition of assets	$(7,229)	$8,953	(181)%
Other income (expense):
Interest expense, net	$(31,963)	$(17,371)	84%
Gain on derivatives not designated as hedges and hedge ineffectiveness, net	$26,345	$30,147	(13)%
Other	$45	$(70)	164%
Income tax expense (benefit)	$(626,948)	$86,663	NM
Average interest rate	5.4%	6.5%	(17)%
Average long-term debt outstanding	$897,391	$674,832	33%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $354.3 million or 48% in 2015 as compared to 2014 due primarily to lower oil, natural gas, and NGLs prices partially offset by an increase in production. Oil production decreased 2%, NGLs production increased 14%, and natural gas production increased 11%. Average oil prices between the comparative years decreased 43% to $50.79 per barrel, NGLs prices decreased 67% to $10.12 per barrel, and natural gas prices decreased 33% to $2.63 per Mcf.

Oil and natural gas operating costs decreased $21.9 million or 12% between the comparative years of 2015 and 2014 due to lower gross production taxes due to lower sales revenue and lower general and administrative expense.

Depreciation, depletion, and amortization (DD&A) decreased $24.1 million or 9% primarily due to a 17% decrease in our DD&A rate partially offset by the effect of a 9% increase in equivalent production. The decrease in our DD&A rate in 2015 compared to 2014 resulted primarily from the effect of the ceiling test write-downs during 2015. Our DD&A expense on our oil and natural properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

During 2015, we recorded non-cash ceiling test write-downs of our oil and natural gas properties totaling $1.6 billion pre-tax ($1.0 billion, net of tax) compared to a non-cash ceiling test write-down of our oil and natural gas properties of $76.7 million pre-tax ($47.7 million net of tax) in December of 2014. These write-downs were due to the inclusion of the impaired value of the unproved properties of $114.4 million and $73.7 million in 2015 and 2014, respectively and a reduction of the 12-month average commodity prices during each year.

Contract Drilling

Drilling revenues decreased $210.8 million or 44% in 2015 as compared to 2014. The decrease was due primarily to a 54% decrease in the average number of drilling rigs in use and a 3% decrease in the average dayrate partially offset by $29.0 million for fees on contracts terminated early in 2015. Average drilling rig utilization decreased from 75.4 drilling rigs in 2014 to 34.7 drilling rigs in 2015.

Drilling operating costs decreased $118.5 million or 43% in 2015 compared to 2014. The decrease was due primarily to fewer drilling rigs operating. Contract drilling depreciation decreased $29.2 million or 34% also due primarily to fewer drilling rigs operating. In December 2014, 31 drilling rigs and other drilling equipment were written down to their estimated market value. This impairment was approximately $74.3 million pre-tax. During the second quarter of 2015, we recorded an additional impairment of approximately $8.3 million on the drilling rigs and other equipment that was sold at auction during the third quarter.

Several of our drilling rig customers have continued to significantly reduce their drilling budgets for 2016, resulting in a significant reduction in the average utilization of our drilling fleet mix. At December 31, 2015, we had 26 drilling rigs operating, at February 12, 2016, this number has been reduced to 20 drilling rigs operating.

Mid-Stream

Our mid-stream revenues decreased $153.6 million or 43% in 2015 as compared to 2014 due primarily from the average price for NGLs sold decreasing 47%, the average price for natural gas sold decreasing 39%, and NGLs volumes sold per day decreasing 21% primarily from being in ethane rejection mode. Gas processing volumes per day increased 13% between the comparative years primarily from new well connections. Gas gathering volumes per day increased 11% primarily from new well connections.

Operating costs decreased $145.3 million or 47% in 2015 compared to 2014 primarily due to an 54% decrease in prices paid for natural gas purchased partially offset by a 12% increase in purchase volumes. Depreciation and amortization increased $3.2 million or 8% primarily due to capital expenditures for upgrades and well connects.

In December 2014, our mid-stream segment had a $7.1 million pre-tax write-down of three of its systems, Weatherford, Billy Rose, and Spring Creek due to anticipated future cash flow and future development around these systems supporting their carrying value. The estimated future cash flows were less than the carrying value on these systems. In December 2015, our mid-stream segment had another $27.0 million pre-tax write-down of three of its systems, Bruceton Mills, Midwell, and Spring Creek due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems.

Due to the decline in NGLs prices beginning in 2014, we operated our processing facilities in full ethane rejection mode which reduced the amount of liquids sold throughout 2015. As long as NGLs prices continue at or below these levels,we expect to continue operating in full ethane rejection mode. Our mid-stream segment did not experience a reduction in processed volumes in 2015 but as low prices continue we expect further reductions in drilling activity around our systems which will eventually effect our ability to connect new wells resulting in lower processed volumes in the future.

General and Administrative

General and administrative expenses decreased $6.7 million or 16% in 2015 compared to 2014 primarily due to lower employee costs and a $1.8 million decrease in the stock-based compensation accrual due to an evaluation of the performance based shares component of previous grants.

Gain (loss) on Disposition of Assets

Gain (loss) on disposition of assets decreased $16.2 million in 2015 compared to 2014 primarily due to the loss of $7.3 million pre-tax on the sale of 30 drilling rigs and other drilling equipment in an auction somewhat offset by the gains on the sale of one gathering system, various drilling rig components, vehicles, and a drilling rig during 2015, compared to a gain of $9.0 million primarily for the sale of four idle 3,000 horsepower drilling rigs to an unaffiliated third-party during 2014.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $14.6 million between the comparative years of 2015 and 2014. We capitalized interest based on the net book value associated with unproved properties not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for 2015 was $21.7 million compared to $32.2 million in 2014, and was netted against our gross interest of $53.7 million and $49.6 million for 2015 and 2014, respectively. Our average interest rate decreased from 6.5% to 5.4% and our average debt outstanding was $222.6 million higher in 2015 as compared to 2014 primarily due to the increase in our outstanding borrowings under our credit agreement over the comparative periods.

Gain on derivatives not designated as hedges decreased from a gain of $30.1 million in 2014 to a gain of $26.3 million in 2015 primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax expense decreased $713.6 million in 2015 compared to 2014 primarily due to decreased income due to the impairments in all three segments during 2015. Our effective tax rate was 37.7% for 2015 and 38.9% for 2014. This decrease is primarily due to the effect of permanent differences as they relate to negative pre-tax income. Current income tax benefit was $20.6 million in 2015 compared to a current income tax expense of $9.4 million for 2014. The $20.6 million current income tax benefit is due to an anticipated alternative minimum tax (AMT) net operating loss (NOL) refund. We paid $3.5 million in income taxes during 2015.

2014 versus 2013

	2014	2013	Percent Change (1)
	(In thousands unless otherwise specified)
Total operating revenue	$1,572,944	$1,351,850	16%
Net income	$136,276	$184,746	(26)%

Oil and Natural Gas:
Revenue	$740,079	$649,718	14%
Operating costs excluding depreciation, depletion, amortization, and impairment	$187,916	$184,001	2%
Depreciation, depletion, and amortization	$276,088	$226,498	22%
Impairment of oil and natural gas properties	$76,683	$—	NM

Average oil price received (Bbl)	$89.43	$95.06	(6)%
Average NGLs price received (Bbl)	$30.95	$31.79	(3)%
Average natural gas price received (Mcf)	$3.92	$3.32	18%
Oil production (Bbl)	3,844,000	3,360,000	14%
NGLs production (Bbl)	4,628,000	3,914,000	18%
Natural gas production (Mcf)	58,854,000	56,757,000	4%
Depreciation, depletion, and amortization rate (Boe)	$14.82	$13.32	11%

Contract Drilling:
Revenue	$476,517	$414,778	15%
Operating costs excluding depreciation and impairment	$274,933	$247,280	11%
Depreciation	$85,370	$71,194	20%
Impairment of contract drilling equipment	$74,318	$—	NM

Percentage of revenue from daywork contracts	100%	100%
Average number of drilling rigs in use	75.4	65.0	16%
Average dayrate on daywork contracts	$20,043	$19,646	2%

Mid-Stream:
Revenue	$356,348	$287,354	24%
Operating costs excluding depreciation, amortization, and impairment	$306,831	$243,406	26%
Depreciation and amortization	$40,434	$33,191	22%
Impairment of gas gathering and processing systems	$7,068	$—	NM

Gas gathered—Mcf/day	319,348	309,554	3%
Gas processed—Mcf/day	161,282	140,584	15%
Gas liquids sold—gallons/day	733,406	543,602	35%

Corporate and other:
General and administrative expense	$42,023	$38,323	10%
Gain on disposition of assets	$8,953	$17,076	(48)%
Other income (expense):
Interest expense, net	$(17,371)	$(15,015)	16%
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	$30,147	$(8,374)	NM
Other	$(70)	$(175)	(60)%
Income tax expense	$86,663	$116,723	(26)%
Average interest rate	6.5%	6.4%	2%
Average long-term debt outstanding	$674,832	$686,656	(2)%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

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

DD&A increased $49.6 million or 22% primarily due to an 9% increase in equivalent production and an 11% increase in our DD&A rate. The increase in our DD&A rate in 2014 compared to 2013 resulted primarily from increased capitalized cost on new wells drilled between periods. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

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

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment. We estimated the fair value of the drilling rigs and other assets based on the estimate market value from third-party assessments. Based on these estimates, we recorded a write-down of approximately $74.3 million pre-tax.

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

In December 2014, our mid-stream segment had a $7.1 million pre-tax write-down of three of its systems, Weatherford, Billy Rose, and Spring Creek due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems.

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

Gain on Disposition of Assets

Gain on disposition of assets decreased $8.1 million in 2014 compared to 2013 primarily due to the sale of fewer drilling rigs.

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

Commodity Price Risk.  Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. Those prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have fluctuated and we expect they will continue to do so. The price of oil, NGLs, and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our 2015 production, a $0.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $520,000 per month ($6.2 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $303,000 per month ($3.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices would have a $419,000 per month ($5.0 million annualized) change in our pre-tax cash flow.

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

At December 31, 2015, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan’16 – Dec’16	Natural gas – swap	35,000 MMBtu/day	$2.625	IF – NYMEX (HH)
Jan’16 – Dec'16	Natural gas – collar	42,000 MMBtu/day	$2.40 - $2.88	IF – NYMEX (HH)
Jan’16 – Dec'16	Natural gas – three-way collar	13,500 MMBtu/day	$2.70 - $2.20 - $3.26	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jan’16 – Jun'16	Crude oil – collar	2,150 Bbl/day	$46.36 - $55.62	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – collar	1,450 Bbl/day	$47.50 - $56.40	WTI – NYMEX
Jan’16 – Dec'16	Crude oil – three-way collar	700 Bbl/day	$46.50 - $35.00 - $57.00	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar (1)	700 Bbl/day	$47.50 - $35.00 - $63.50	WTI – NYMEX
Jan’17 – Dec'17	Crude oil – three-way collar	750 Bbl/day	$50.00 - $37.50 - $63.90	WTI – NYMEX
_________________________

(1)	We pay our counterparty a premium, which can be and is being deferred until settlement.

Subsequent to December 31, 2015, the following non-designated hedges were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Feb’16 – Dec'16	Natural gas – swap	10,000 MMBtu/day	$2.495	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – swap	10,000 MMBtu/day	$2.795	IF – NYMEX (HH)

Interest Rate Risk.  Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in 2015, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $2.5 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the company’s management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, the company’s management concluded that, as of December 31, 2015, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Unit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 25, 2016

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(In thousands except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$835	$1,049
Accounts receivable (less allowance for doubtful accounts of $5,199 and $5,039 at December 31, 2015 and 2014, respectively)	79,941	189,812
Materials and supplies	3,565	5,590
Current derivative asset (Note 12)	10,186	31,139
Current income tax receivable	21,002	—
Current deferred tax asset (Note 8)	14,206	11,527
Assets held for sale (Note 2)	615	—
Prepaid expenses and other	9,908	13,374
Total current assets	140,258	252,491
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	5,401,618	4,990,753
Unproved properties not being amortized	337,099	485,568
Drilling equipment	1,567,560	1,620,692
Gas gathering and processing equipment	689,063	628,689
Saltwater disposal systems	60,316	56,702
Corporate land and building	49,890	16,104
Transportation equipment	40,072	40,693
Other	45,489	41,602
	8,191,107	7,880,803
Less accumulated depreciation, depletion, amortization, and impairment	5,609,980	3,747,412
Net property and equipment	2,581,127	4,133,391
Debt issuance cost	8,667	10,255
Goodwill (Note 2)	62,808	62,808
Non-current derivative asset (Note 12)	968	—
Other assets	14,681	14,783
Total assets	$2,808,509	$4,473,728

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	As of December 31,
	2015	2014
	(In thousands except share and par value amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,413	$218,500
Accrued liabilities (Note 5)	46,918	70,171
Income taxes payable	—	481
Current portion of other long-term liabilities (Note 6)	16,560	15,019
Total current liabilities	150,891	304,171
Long-term debt (Note 6)	927,662	812,163
Non-current derivative liabilities (Note 12)	285	—
Other long-term liabilities (Note 6)	140,341	148,785
Deferred income taxes (Note 8)	275,750	876,215
Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.20 par value, 175,000,000 shares authorized, 50,413,101 and 49,593,812 shares issued as of December 31, 2015 and 2014, respectively	9,831	9,732
Capital in excess of par value	486,571	468,123
Retained earnings	817,178	1,854,539
Total shareholders’ equity	1,313,580	2,332,394
Total liabilities and shareholders’ equity	$2,808,509	$4,473,728

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$385,774	$740,079	$649,718
Contract drilling	265,668	476,517	414,778
Gas gathering and processing	202,789	356,348	287,354
Total revenues	854,231	1,572,944	1,351,850
Expenses:
Oil and natural gas:
Operating costs	166,046	187,916	184,001
Depreciation, depletion, and amortization	251,944	276,088	226,498
Impairment of oil and natural gas properties (Note 2)	1,599,348	76,683	—
Contract drilling:
Operating costs	156,408	274,933	247,280
Depreciation	56,135	85,370	71,194
Impairment of contract drilling equipment (Note 2)	8,314	74,318	—
Gas gathering and processing:
Operating costs	161,556	306,831	243,406
Depreciation and amortization	43,676	40,434	33,191
Impairment of gas gathering and processing systems (Note 2)	26,966	7,068	—
General and administrative	35,345	42,023	38,323
(Gain) loss on disposition of assets	7,229	(8,953)	(17,076)
Total expenses	2,512,967	1,362,711	1,026,817
Income (loss) from operations	(1,658,736)	210,233	325,033
Other income (expense):
Interest, net	(31,963)	(17,371)	(15,015)
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	26,345	30,147	(8,374)
Other	45	(70)	(175)
Total other income (expense)	(5,573)	12,706	(23,564)
Income (loss) before income taxes	(1,664,309)	222,939	301,469
Income tax expense (benefit):
Current	(20,616)	9,378	15,991
Deferred	(606,332)	77,285	100,732
Total income taxes	(626,948)	86,663	116,723
Net income (loss)	$(1,037,361)	$136,276	$184,746
Net income (loss) per common share:
Basic	$(21.12)	$2.80	$3.83
Diluted	$(21.12)	$2.78	$3.80

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For Years ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$(1,037,361)	$136,276	$184,746
Other comprehensive income (loss), net of taxes:
Change in value of derivative instruments used as cash flow hedges, net of tax of $0, $0, and ($4,717)	—	—	(7,349)
Reclassification - derivative settlements, net of tax of $0, $0, and ($249)	—	—	(354)
Ineffective portion of derivatives, net of tax of $0, $0, and $74	—	—	116
Comprehensive income (loss)	$(1,037,361)	$136,276	$177,159

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Year Ended December 31, 2013, 2014, and 2015

	Common Stock	Capital In Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands except share amounts)
Balances, January 1, 2013	$9,594	$423,603	$7,587	$1,533,517	$1,974,301
Comprehensive income:
Net income	—	—	—	184,746	184,746
Other comprehensive loss (net of tax ($4,892))	—	—	(7,587)	—	(7,587)
Total comprehensive income					177,159
Activity in employee compensation plans (525,056 shares)	65	21,867	—	—	21,932
Balances, December 31, 2013	9,659	445,470	—	1,718,263	2,173,392
Net income	—	—	—	136,276	136,276
Activity in employee compensation plans (486,808 shares)	73	22,653	—	—	22,726
Balances, December 31, 2014	9,732	468,123	—	1,854,539	2,332,394
Net income (loss)	—	—	—	(1,037,361)	(1,037,361)
Activity in employee compensation plans (819,289 shares)	99	18,448	—	—	18,547
Balances, December 31, 2015	$9,831	$486,571	$—	$817,178	$1,313,580

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(1,037,361)	$136,276	$184,746
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	354,830	404,943	333,907
Impairment of properties (Note 2)	1,634,628	158,069	—
(Gain) loss on derivatives	(26,345)	(30,147)	7,771
Cash (payments) receipts on derivatives settled	46,615	(6,038)	(1,161)
(Gain) loss on disposition of assets	7,229	(8,953)	(17,076)
Deferred tax expense (benefit)	(606,332)	77,285	100,732
Employee stock compensation plans	21,468	24,320	21,317
Bad debt expense	1,191	3,562	—
ARO liability accretion	3,453	4,599	5,450
Other, net	(1,517)	1,068	2,250
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	105,426	(60,800)	2,967
Materials and supplies	1,507	2,602	(2,435)
Prepaid expenses and other	(14,348)	(444)	1,813
Accounts payable	(20,306)	4,715	15,715
Accrued liabilities	(22,920)	(1,297)	17,198
Contract advances	(274)	(767)	1,137
Net cash provided by operating activities	446,944	708,993	674,331
INVESTING ACTIVITIES:
Capital expenditures	(561,453)	(981,374)	(703,984)
Producing property and other acquisitions	(179)	(5,723)	—
Proceeds from disposition of property and equipment	11,854	66,197	120,910
Other	—	303	3,894
Net cash used in investing activities	(549,778)	(920,597)	(579,180)
FINANCING ACTIVITIES:
Borrowings under line of credit	618,500	725,800	222,500
Payments under line of credit	(503,500)	(559,800)	(293,600)
Payments on capitalized leases	(3,549)	(2,392)	—
Proceeds from exercise of stock options	—	1,083	574
Tax (expense) benefit from stock compensation	(3,207)	1,614	8
Increase (decrease) in book overdrafts (Note 2)	(5,624)	27,755	(7,014)
Net cash provided by (used in) financing activities	102,620	194,060	(77,532)
Net increase (decrease) in cash and cash equivalents	(214)	(17,544)	17,619
Cash and cash equivalents, beginning of year	1,049	18,593	974
Cash and cash equivalents, end of year	$835	$1,049	$18,593
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	$30,910	$13,620	$12,485
Income taxes	$3,540	$15,898	$9,100
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	$105,157	$(31,968)	$(6,550)
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	$5,694	$37,689	$17,952
Non-cash additions to property, plant, and equipment acquired under capital leases	$—	$(28,202)	$—
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

Contract Drilling.  Carried out by our subsidiary, Unit Drilling Company, we drill onshore oil and natural gas wells for our own account as well as for a wide range of other oil and natural gas companies. Our drilling operations are mainly located in Oklahoma, Texas, Wyoming, North Dakota, and to a lesser extent in Louisiana and Kansas.

Historically, our contract drilling segment experienced more demand for natural gas drilling as opposed to drilling for oil and NGLs. Since 2008, operators have been focusing more on drilling for oil and NGLs.

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

Drilling Contracts.  We recognize revenues and expenses generated from “daywork” drilling contracts as the services are performed, since we do not bear the risk of completion of the well. Under “footage” and “turnkey” contracts, we bear the risk of completion of the well; therefore, revenues and expenses are recognized when the well is substantially completed. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The entire amount of a loss, if any, is recorded when the loss is determinable. The costs of uncompleted drilling contracts include expenses incurred to date on “footage” or “turnkey” contracts, which are still in process at the end of the period, and are included in other current assets. Typically, any one of these three types of contracts can be used for the drilling of one well which can take from 10 to 90 days. At December 31, 2015, all of our contracts were daywork contracts of which nine were multi-well and had durations which ranged from six months to three years, five of which expire in 2016 and four expiring in 2017. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Book Overdrafts.  We include as cash equivalents all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued before the end of the period, but not presented to our bank for payment before the end of the period. At December 31, 2015 and 2014, book overdrafts were $22.1 million and $27.8 million, respectively.

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

	2015	2014	2013
Oil and Natural Gas:
Sunoco Logistics Partners L.P.	19%	14%	8%
Valero Energy Corporation	15%	24%	25%
Drilling:
QEP Resources, Inc.	25%	19%	18%
Whiting Petroleum Corp. (formerly Kodiak Oil and Gas Corp.)	7%	9%	10%
Mid-Stream:
ONEOK Partners, L.P.	29%	44%	57%
Tenaska Resources, LLC	18%	22%	16%
Laclede Group, Inc.	12%	16%	7%

We had a concentration of cash of $2.3 million and $18.4 million at December 31, 2015 and 2014, respectively with one bank.

The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We considered this non-performance risk with regard to our counterparties and our own non-performance risk in our derivative valuation at December 31, 2015 and determined there was no material risk at that time. At December 31, 2015, the fair values of the net assets we had with each of the counterparties with respect to all of our commodity derivative transactions are listed in the table below:

December 31, 2015
(In millions)
Canadian Imperial Bank of Commerce	$8.7
Bank of Montreal	1.1
Scotiabank	0.7
Bank of America Merrill Lynch	0.4
Total assets	$10.9

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

We review the carrying amounts of long-lived assets for potential impairment annually, typically during the fourth quarter, or when events occur or changes in circumstances suggest that these carrying amounts may not be recoverable. Changes that could prompt such an assessment may include equipment obsolescence, changes in the market demand for a specific asset, changes in commodity prices, periods of relatively low drilling rig utilization, declining revenue per day, declining cash margin per day, or overall changes in general market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets.

As of December 31, 2015, with continuing declines to commodity prices and an outlook that commodity prices may be lower for longer, we lowered our expectations about future utilization of our drilling rigs and associated cash flows.  We performed a Step 1 analysis as required by ASC 360-10-35 to assess the recoverability of long-lived assets within our contract drilling segment.  With respect to these assets, future cash flows were estimated over the expected remaining life of the assets. Management determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the long-lived assets within our contract drilling segment by 99%, and there was no impairment at December 31, 2015.

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising inactive rigs are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to its yards to be used as spare equipment. The remaining components of these rigs are retired. In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During the first quarter of 2015, we sold one of these drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $0.3 million net book value of the drilling rig resulting in a gain of $7,900. During the second quarter, we recorded an additional write-down on the remaining drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. During the third quarter, we sold the remaining 30 drilling rigs and most of the equipment in an auction. The proceeds from the sale of those assets, less costs to sell, was less than the $11.0 million net book value resulting in a loss of $7.3 million pre-tax. Some of the equipment that was not sold at the auction will be sold within the next twelve months and remain classified as assets held for sale. The net book value of those assets is $0.6 million. When property and equipment components are disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is generally reflected in operations. For dispositions of drill pipe and drill collars, an average cost for the appropriate feet of drill pipe and drill collars is removed from the asset account and charged to accumulated depreciation and proceeds, if any, are credited to accumulated depreciation.

In 2015, our mid-stream segment incurred a $27.0 million, pre-tax write-down of three of its systems, Bruceton Mills, Midwell, and Spring Creek due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems.

In 2014, our mid-stream segment incurred a $7.1 million, pre-tax write-down of three of its systems, Weatherford, Billy Rose, and Spring Creek due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems. No significant impairments were recorded in 2013.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized Interest.  During 2015, 2014, and 2013, interest of approximately $21.7 million, $32.2 million, and $33.7 million, respectively, was capitalized based on the net book value associated with unproved properties not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Interest is being capitalized using a weighted average interest rate based on our outstanding borrowings.

Goodwill.  Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. Our goodwill is all related to our contract drilling segment, and accordingly, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. Inputs in our estimated discounted future net cash flows include drilling rig utilization, day rates, gross margin percentages, and terminal value. No goodwill impairment was recorded for the years ended December 31, 2015, 2014, or 2013. There were no additions to goodwill in 2015, 2014, or 2013. Based on our impairment test performed as of December 31, 2015, the fair value of our drilling segment exceeded its carrying value by 19%. Goodwill of $2.2 million is deductible for tax purposes.

Intangible Assets.  Intangible assets are capitalized and amortized over the estimated period benefited. Such amounts are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No intangible asset impairment was recorded for the years ended December 31, 2015, 2014, or 2013. Amortization of $0.7 million was recorded 2013. Accumulated amortization for 2013 was $18.0 million. Our intangible assets became fully amortized in 2013, so no amortization was recorded in 2014 or 2015.

Oil and Natural Gas Operations.  We account for our oil and natural gas exploration and development activities using the full cost method of accounting prescribed by the SEC. Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of our oil, NGLs, and natural gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized and amortized on a units-of-production method based on proved oil and natural gas reserves. Directly related overhead costs of $19.2 million, $23.7 million, and $21.5 million were capitalized in 2015, 2014, and 2013, respectively. Independent petroleum engineers annually audit our internal evaluation of our reserves. The average rates used for depreciation, depletion, and amortization (DD&A) were $12.30, $14.82, and $13.32 per Boe in 2015, 2014, and 2013, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. Our unproved properties totaling $337.1 million are excluded from the DD&A calculation.

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

We determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.7 million (in 2014) and $114.4 million (in 2015) of costs being added to the total of our capitalized costs being amortized. We incurred a

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$76.7 million pre-tax ($47.7 million net of tax) non-cash ceiling test write-down of our oil and natural gas properties in 2014. In 2015, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax) in 2015 due to the inclusion of the impaired value of those unproved properties and a reduction of the 12-month average commodity prices during the year.

Our contract drilling segment provides drilling services for our exploration and production segment. Depending on their timing some of the drilling services performed on our properties are also deemed to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for such services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $22.1 million, $89.5 million, and $64.3 million for 2015, 2014, and 2013, respectively from our contract drilling segment and eliminated the associated operating expense of $18.3 million, $62.4 million, and $46.9 million during 2015, 2014, and 2013, respectively, yielding $3.8 million, $27.1 million, and $17.4 million during 2015, 2014, and 2013, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Gas Gathering and Processing Revenue. Our gathering and processing segment recognizes revenue from the gathering and processing of natural gas and NGLs in the period the service is provided based on contractual terms.

Insurance.  We are self-insured for certain losses relating to workers’ compensation, control of well and employee medical benefits. Insured policies for other coverage contain deductibles or retentions per occurrence that range from zero to $1.0 million. We have purchased stop-loss coverage in order to limit, to the extent feasible, per occurrence and aggregate exposure to certain types of claims. However, there is no assurance that the insurance coverages we have will adequately protect us against liability from all potential consequences. Unit Texas Drilling, L.L.C. was merged into its parent company, Unit Drilling Company, effective October 31, 2015, at which time the ERISA governed occupational injury benefit program was closed. All new claims after this date are processed under an existing insured workers’ compensation program. If insurance coverage becomes more expensive, we may choose to self-insure, decrease our limits, raise our deductibles, or any combination of these rather than pay higher premiums.

Derivative Activities.  All derivatives are recognized on the balance sheet and measured at fair value. For our economic hedges that we did not apply cash flow accounting to, any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net in our Consolidated Statements of Operations. The commodity derivative instruments we had under cash flow accounting expired as of December 2013. Previous changes in the fair value of derivatives designated as cash flow hedges, to the extent they were effective in offsetting cash flows attributable to the hedged risk, were recorded in OCI until the hedged item was recognized into earnings. When the hedged item was recognized into earnings, it was reported in oil and natural gas revenues. Any change in fair value resulting from ineffectiveness was recognized in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net. In August 2012, we determined on a prospective basis, to enter into economic hedges without electing cash flow hedge accounting.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Natural Gas Balancing.  We use the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than its share of pro-rata production from certain wells. We estimate our December 31, 2015 balancing position to be approximately 4.7 Bcf on under-produced properties and approximately 4.8 Bcf on over-produced properties. We have recorded a receivable of $2.5 million on certain wells where we estimate that insufficient reserves are available for us to recover the under-production from future production volumes. We have also recorded a liability of $5.0 million on certain properties where we believe there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes. Our policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which we have imbalances are not material.

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

Impact of Financial Accounting Pronouncements.

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. We are in the process of evaluating the impact it will have on our financial statements.

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

NOTE 3 – DIVESTITURES

Oil and Natural Gas

In August 2013, we sold additional Bakken property interests. The proceeds, net of related expenses, were $57.1 million. In addition, we had other non-core asset sales with proceeds, net of related expenses, of $21.7 million, $33.1 million, and $1.9 million in 2013, 2014, and 2015, respectively. Proceeds from these dispositions reduced the net book value of the full cost pool with no gain or loss recognized.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Drilling

During 2013, we sold five 2,000-3,000 horsepower drilling rigs to unaffiliated third-parties for a gain of $16.5 million. Four of our idle drilling rigs were classified as assets held for sale at December 31, 2013.

These four drilling rigs were sold to an unaffiliated third party in the first quarter of 2014. The proceeds of this sale, less costs to sell, exceeded the $16.3 million net book value of the drilling rigs, both in the aggregate and for each drilling rig, resulting in a gain of $9.6 million.

During the first quarter of 2015, we sold one drilling rig to an unaffiliated third party for $0.3 million resulting in a gain of $7,900. During the third quarter, we sold 30 drilling rigs, some old top drive equipment, and drill pipe in an auction. The proceeds from the sale of those assets, less costs to sell, was less than the $11.0 million net book value resulting in a loss of $7.3 million pre-tax.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings (loss) per share:

	Income (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the year ended December 31, 2013:
Basic earnings per common share	$184,746	48,218	$3.83
Effect of dilutive stock options, restricted stock, and SARs	—	354	(0.03)
Diluted earnings per common share	$184,746	48,572	$3.80
For the year ended December 31, 2014:
Basic earnings per common share	$136,276	48,611	$2.80
Effect of dilutive stock options, restricted stock, and SARs	—	472	(0.02)
Diluted earnings per common share	$136,276	49,083	$2.78
For the year ended December 31, 2015:
Basic earnings (loss) per common share	$(1,037,361)	49,110	$(21.12)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted earnings (loss) per common share	$(1,037,361)	49,110	$(21.12)

Due to the net loss for the year ended December 31, 2015, approximately 186,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and were excluded from the earnings per share calculation above.

The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of our common stock for the years ended December 31:

	2015	2014	2013
Options and SARs	261,270	73,500	149,665
Average exercise price	$50.34	$64.43	$58.41

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2015	2014
	(In thousands)
Lease operating expenses	$17,220	$20,709
Employee costs	12,641	31,451
Interest payable	6,321	6,654
Taxes	3,767	3,284
Third-party credits	3,326	2,825
Other	3,643	5,248
Total accrued liabilities	$46,918	$70,171

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Long-term debt consisted of the following as of December 31:

	2015	2014
	(In thousands)
Credit agreement with an average interest rates of 2.6% and 2.9% at December 31, 2015 and 2014, respectively	$281,000	$166,000
6.625% senior subordinated notes due 2021, net of unamortized discount of $3.3 million and $3.8 million at December 31, 2015 and 2014, respectively	646,662	646,163
Total long-term debt	$927,662	$812,163

Credit Agreement. On April 10, 2015, we amended our Senior Credit Agreement (credit agreement) to extend the maturity date from September 13, 2016 to April 10, 2020. The amount we can borrow is the lesser of the amount we elect (from time to time) as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $900.0 million. Our current commitment amount is $500.0 million. Our current borrowing base is $550.0 million. We are charged a commitment fee ranging from 0.375% to 0.50% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. To date, for this new amendment, we paid $2.6 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement.

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.75% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that in any event cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at anytime, without a premium or penalty. At December 31, 2015, we had $281.0 million outstanding borrowings under our credit agreement.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2015, we were in compliance with the covenants contained in the credit agreement.

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

At any time before May 15, 2016, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest, if any, to the redemption date. On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of December 31, 2015.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

	2015	2014
	(In thousands)
ARO liability	$98,297	$100,567
Capital lease obligations	22,466	25,876
Workers’ compensation	16,551	17,997
Separation benefit plans	9,886	11,276
Gas balancing liability	5,047	3,623
Deferred compensation plan	4,244	4,055
Other	410	410
	156,901	163,804
Less current portion	16,560	15,019
Total other long-term liabilities	$140,341	$148,785

Estimated annual principal payments under the terms of debt and other long-term liabilities from 2016 through 2020 are $16.6 million, $5.7 million, $59.9 million, $9.5 million, and $290.0 million, respectively.

Capital Leases

During 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The current portion of our capital lease obligations of $3.5 million is included in current portion of other long-term liabilities and the non-current portion of $18.9 million is included in other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2015. These capital leases are discounted using annual rates of 4.0%. Total maintenance and interest remaining related to these leases are $9.4 million and $2.7 million, respectively at December 31, 2015. Annual payments, net of maintenance and interest, average $4.0 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

Future payments required under the capital leases at December 31, 2015 are as follows:

Amount
Ending December 31,	(In thousands)
2016	$6,168
2017	6,168
2018	6,168
2019	6,168
2020	6,168
2021	3,769
Total future payments	34,609
Less payments related to:
Maintenance	9,445
Interest	2,698
Present value of future minimum payments	$22,466

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

We are required to record the estimated fair value of the liabilities relating to the future retirement of our long-lived assets (AROs). Our oil and natural gas wells are plugged and abandoned when the oil and natural gas reserves in those wells are

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depleted or the wells are no longer able to produce. The plugging and abandonment liability for a well is recorded in the period in which the obligation is incurred (at the time the well is drilled or acquired). None of our assets are restricted for purposes of settling these AROs. All of our AROs relate to plugging costs associated with our oil and gas wells.

The following table shows certain information about our AROs for the periods indicated:

	2015	2014
	(In thousands)
ARO liability, January 1:	$100,567	$133,657
Accretion of discount	3,453	4,599
Liability incurred	6,754	6,246
Liability settled	(2,893)	(4,490)
Liability sold	(421)	(1,206)
Revision of estimates (1)	(9,163)	(38,239)
ARO liability, December 31:	98,297	100,567
Less current portion	3,965	3,204
Total long-term ARO liability	$94,332	$97,363
_________________________

(1)
Plugging liability estimates were revised in both 2015 and 2014 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments as well as changes in estimated timing of cash flows.

NOTE 8 – INCOME TAXES

A reconciliation of income tax expense (benefit), computed by applying the federal statutory rate to pre-tax income (loss) to our effective income tax expense (benefit) is as follows:

	2015	2014	2013
	(In thousands)
Income tax expense (benefit) computed by applying the statutory rate	$(582,508)	$78,029	$105,514
State income tax, net of federal benefit	(45,768)	6,131	8,290
Statutory depletion and other	1,328	2,503	2,919
Income tax expense (benefit)	$(626,948)	$86,663	$116,723

For the periods indicated, the total provision for income taxes consisted of the following:

	2015	2014	2013
	(In thousands)
Current taxes:
Federal	$(20,612)	$8,594	$15,845
State	(4)	784	146
	(20,616)	9,378	15,991
Deferred taxes:
Federal	(535,691)	68,360	87,839
State	(70,641)	8,925	12,893
	(606,332)	77,285	100,732
Total provision	$(626,948)	$86,663	$116,723

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are comprised of the following at December 31:

	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$56,479	$55,231
Net operating loss carryforward	140,863	54,901
Alternative minimum tax and research and development tax credit carryforward	5,409	25,991
	202,751	136,123
Deferred tax liability:
Depreciation, depletion, amortization, and impairment	(464,295)	(1,000,811)
Net deferred tax liability	(261,544)	(864,688)
Current deferred tax asset	14,206	11,527
Non-current—deferred tax liability	$(275,750)	$(876,215)

Realization of the deferred tax assets are dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2015, we have federal net operating loss carryforwards of approximately $351.4 million which expire from 2021 to 2035.

We file income tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012. During 2014, we recognized a tax benefit relating to a research and development tax credit carryforward in conjunction with our BOSS drilling rig activities. Due to the nature and subjectivity surrounding the research and development credit and historical challenges by the IRS against companies who claim the credit, it is our belief that the full amount of the credit may not be eventually allowed by the IRS once we are no longer in an AMT tax paying position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In thousands)
Balance at January 1:	$410	$—	$—
Additions based on tax positions related to current year	—	410	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31:	$410	$410	$—

At December 31, 2015 and 2014, there was $0.4 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. We did not have any unrecognized tax benefits in 2013.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Under our 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. We may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. We made discretionary contributions under the plan of 235,104, 120,333, and 111,995 shares of common stock and recognized expense of $6.2 million, $5.2 million, and $6.0 million in 2015, 2014, and 2013, respectively.

We provide a salary deferral plan (Deferral Plan) which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. The liability recorded under the Deferral Plan at December 31, 2015 and 2014 was $4.2 million and $4.1 million, respectively. We recognized payroll expense and recorded a liability at the time of deferral.

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

On December 31, 2008, we amended all three Plans to be in compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The key amendments to the Plans address, among other things, when distributions may be made, the timing of payments, and the circumstances under which employees become eligible to receive benefits. On December 8, 2015, we amended the Plans to change the calculation for determining the payouts at the time of a Separation of Service under the Plans. None of the amendments materially increase the benefits, grants or awards issuable under the Plans. We recognized expense of $3.0 million, $2.7 million, and $2.4 million in 2015, 2014, and 2013, respectively, for benefits associated with anticipated payments from these separation plans.

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

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

Unit Petroleum Company serves as the general partner of 15 oil and gas limited partnerships. Two investments by third parties and 13 (the employee partnerships) were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. The non-employee partnerships were formed in 1984 and two in 1986. Effective December 31, 2014, the 1984 partnership was dissolved. Employee partnerships were formed for each year beginning with 1984 and ending with 2011.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts received in the years ended December 31, from both public and private Partnerships for which Unit is a general partner are as follows:

	2015	2014	2013
	(In thousands)
Contract drilling	$—	$4	$16
Well supervision and other fees	423	435	470
General and administrative expense reimbursement	18	39	36

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

The Chairman of our Board, John Nikkel is a 25.8% owner of Rampart Holdings, Inc. which owns 100% of Toklan Oil and Gas Company (Toklan), an oil and gas exploration and production company located in Tulsa, Oklahoma. Mr. Nikkel's son, Robert Nikkel is Toklan's President, and he owns 20.0% of the company. In 2014, there were two wells drilled for Toklan, one of which was completed in 2014 and one of which was completed in 2015 with no activity in 2013. Under its usual standard dayrate contract terms available generally to all similarly-situated customers at that time and in the same general drilling area, the Company recognized revenue from Toklan of approximately $0.5 million in 2015 and $1.5 million in 2014. During 2014, we received payments of $1.1 million and had an accounts receivable balance of $0.4 million at December 31, 2014. During 2015, we received payments of $0.9 million with no accounts receivable balance at December 31, 2015. The Company also paid royalties in 2014, in the ordinary course of business, of approximately $0.2 million to Toklan. There were no material royalties to disclose for 2013 or 2015. Also in 2015, Toklan paid $0.5 million for the North Custer Gathering System, an inactive (since 2009) gathering system owned by our mid-stream segment. We determined that the capital required to re-activate that system would not provide adequate returns based on future cash flow potential. If the system had not been sold to Toklan, it would have been included in a multi-system asset sales package in which little value would have been assigned to it. Toklan operates the North Custer Gathering System under its affiliate, West Thomas Field Services, LLC (West Thomas), a company in which Mr. John Nikkel holds an approximate 25.0% ownership interest and in which Mr. Robert Nikkel has an ownership interest of approximately 20.0%. West Thomas entered into a gas purchase agreement with our exploration and production segment in November of 2015. Payments from West Thomas under that contract amounted to $0.1 million for 2015 volumes purchased.

One of our directors, G. Bailey Peyton IV, also serves as Manager of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in the Texas and Oklahoma Panhandles. The Company in the ordinary course of business, paid royalties or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, in some cases, as lessee, with respect to certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled approximately $0.8 million, $1.3 million, and $1.4 million during 2015, 2014, and 2013, respectively.

Our Audit Committee and the board, in accordance with our related party transaction policy, have determined that these arrangements are in the best interest of the Company.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – STOCK-BASED COMPENSATION

For restricted stock awards, we had:

	2015 (1)	2014	2013
	(In millions)
Recognized stock compensation expense	$15.3	$17.4	$16.1
Capitalized stock compensation cost for our oil and natural gas properties	3.5	3.7	3.5
Tax benefit on stock based compensation	5.8	6.7	6.2
_________________________

(1)
Recognized stock compensation was reduced by $3.2 million, capitalized stock compensation cost for our oil and natural gas properties was reduced by $0.2 million, and the tax benefit was reduced by $1.2 million for lower expected payouts related to the performance shares.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2015 is approximately $13.8 million of which $2.4 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.7 of a year.

The Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) as well as to non-employee directors. A total of 4,500,000 shares of the company's common stock is authorized for issuance to eligible participants under the amended plan with 2.0 million shares being the maximum number of shares that can be issued as “incentive stock options.” Awards under this plan may be granted in any one or a combination of the following:

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs

Activity pertaining to SARs granted under the amended plan is as follows:

	Number of Shares	Weighted Average Price
Outstanding at January 1, 2013	145,901	$46.59
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	145,901	46.59
Granted	—	—
Exercised	(14,131)	46.50
Forfeited	—	—
Outstanding at December 31, 2014	131,770	46.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2015	131,770	$46.60

There were no SARs granted or vested during 2015, 2014, or 2013.

	Outstanding and Exercisable SARs at December 31, 2015
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$44.31	91,255	2.0 years	$44.31
$51.76	40,515	0.9 years	$51.76

There were no SARs exercised in 2015. The SARs expire after 10 years from the date of the grant. There was no aggregate intrinsic value on the 131,770 shares outstanding at December 31, 2015. The remaining weighted average contractual term is 1.6 years.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

Activity pertaining to restricted stock awards granted under the amended plan is as follows:

Employees	Number of Time Vested Shares	Number of Performance Vested Shares	Total Number of Shares	Weighted Average Price
Nonvested at January 1, 2013	523,024	66,503	589,527	$48.11
Granted	396,144	57,405	453,549	48.20
Vested	(248,003)	—	(248,003)	46.46
Forfeited	(18,330)	—	(18,330)	47.85
Nonvested at December 31, 2013	652,835	123,908	776,743	48.70
Granted	383,448	71,674	455,122	53.72
Vested	(291,712)	(13,092)	(304,804)	49.68
Forfeited	(19,805)	(6,970)	(26,775)	51.92
Nonvested at December 31, 2014	724,766	175,520	900,286	50.81
Granted	576,361	148,081	724,442	34.06
Vested	(343,657)	(39,245)	(382,902)	49.69
Forfeited	(20,808)	(7,196)	(28,004)	45.33
Nonvested at December 31, 2015	936,662	277,160	1,213,822	$41.29

Non-Employee Directors	Number of Shares	Weighted Average Price
Nonvested at January 1, 2013	24,606	$40.23
Granted	21,128	41.65
Vested	(10,030)	40.23
Forfeited	—	—
Nonvested at December 31, 2013	35,704	$41.07
Granted	13,768	63.91
Vested	(14,336)	40.93
Forfeited	—	—
Nonvested at December 31, 2014	35,136	$50.08
Granted	25,848	34.04
Vested	(18,920)	46.51
Forfeited	—	—
Nonvested at December 31, 2015	42,064	$41.83

The time vested restricted stock awards granted are being recognized over a three year vesting period. The performance vested restricted stock awards, granted to certain executive officers, will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures at the end of the term and will range from 0% to 150% of the restricted shares granted as performance shares. Based on a probability assessment of the selected performance criteria at December 31, 2015, the participants are estimated to receive 2% of the 2015, 57% of the 2014, and 10% of the 2013 performance based shares.

The fair value of the restricted stock granted in 2015, 2014, and 2013 at the grant date was $24.5 million, $24.1 million, and $21.3 million, respectively. The aggregate intrinsic value of the 401,822 shares of restricted stock that vested in 2015 on their vesting date was $11.2 million. The aggregate intrinsic value of the 1,255,886 shares of restricted stock outstanding subject to vesting at December 31, 2015 was $15.3 million with a weighted average remaining life of 0.7 of a year.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Option Plan

The Stock Option Plan, provided the granting of options for up to 2,700,000 shares of common stock to officers and employees. The option plan permitted the issuance of qualified or nonqualified stock options. Options granted typically became exercisable at the rate of 20% per year one year after being granted and expire after 10 years from the original grant date. The exercise price for options granted under this plan was the fair market value of the common stock on the date of the grant. In 2006, as a result of the approval of the adoption of the Unit Corporation Stock and Incentive Compensation Plan, no further awards were made under this plan. During 2015, the remaining options expired.

Activity pertaining to the Stock Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	118,030	$33.03
Granted	—	—
Exercised	(48,110)	26.09
Forfeited	(1,000)	37.83
Outstanding at December 31, 2013	68,920	37.81
Granted	—	—
Exercised	(21,490)	37.83
Forfeited	(37,930)	37.83
Outstanding at December 31, 2014	9,500	37.69
Granted	—	—
Exercised	—	—
Forfeited	(9,500)	37.69
Outstanding at December 31, 2015	—	$—

There were no shares that vested in 2015, 2014, or 2013. There were no options exercised in 2015 and no options outstanding or exercisable in this plan at December 31, 2015.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity pertaining to the Directors’ Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	192,500	$49.39
Granted	—	—
Exercised	(17,500)	32.53
Forfeited	(3,500)	20.46
Outstanding at December 31, 2013	171,500	51.70
Granted	—	—
Exercised	(21,000)	33.94
Forfeited	—	—
Outstanding at December 31, 2014	150,500	54.18
Granted	—	—
Exercised	—	—
Forfeited	(21,000)	54.35
Outstanding at December 31, 2015	129,500	$54.15

There were no options exercised in 2015.

	Outstanding and Exercisable Options at December 31, 2015
Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$31.30 - $41.21	38,500	3.9 years	$37.58
$53.81 - $73.26	91,000	2.6 years	$61.16

There was no aggregate intrinsic value of the shares outstanding subject to options at December 31, 2015. The remaining weighted average remaining contractual term is 3.0 years.

NOTE 12 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract is based, in part, on our view of current and future market conditions. As of December 31, 2015, our derivative transactions consisted of the following types of hedges:

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative purposes. In August 2012, we determined–on a prospective basis–that we would no longer elect to use cash flow hedge accounting for our economic hedges. As a result, the change in fair value, on all commodity derivatives entered into after that determination, is reflected in the statement of operations and not in accumulated other comprehensive income (OCI). As of December 31, 2013, all cash flow hedges had expired.

At December 31, 2015, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan’16 – Dec’16	Natural gas – swap	35,000 MMBtu/day	$2.625	IF – NYMEX (HH)
Jan’16 – Dec'16	Natural gas – collar	42,000 MMBtu/day	$2.40 - $2.88	IF – NYMEX (HH)
Jan’16 – Dec'16	Natural gas – three-way collar	13,500 MMBtu/day	$2.70 - $2.20 - $3.26	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jan’16 – Jun'16	Crude oil – collar	2,150 Bbl/day	$46.36 - $55.62	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – collar	1,450 Bbl/day	$47.50 - $56.40	WTI – NYMEX
Jan’16 – Dec'16	Crude oil – three-way collar	700 Bbl/day	$46.50 - $35.00 - $57.00	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar (1)	700 Bbl/day	$47.50 - $35.00 - $63.50	WTI – NYMEX
Jan’17 – Dec'17	Crude oil – three-way collar	750 Bbl/day	$50.00 - $37.50 - $63.90	WTI – NYMEX
_________________________

(1)	We pay our counterparty a premium, which can be and is being deferred until settlement.

Subsequent to December 31, 2015, the following non-designated hedges were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Feb’16 – Dec'16	Natural gas – swap	10,000 MMBtu/day	$2.495	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – swap	10,000 MMBtu/day	$2.795	IF – NYMEX (HH)

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values and locations of the derivative transactions recorded in our Consolidated Balance Sheets at December 31:

		Derivative Assets Fair Value
	Balance Sheet Location	2015	2014
		(In thousands)
Commodity derivatives:
Current	Current derivative assets	$10,186	$31,139
Long-term	Non-current derivative assets	968	—
Total derivative assets		$11,154	$31,139

		Derivative Liabilities Fair Value
	Balance Sheet Location	2015	2014
		(In thousands)
Commodity derivatives:
Current	Current derivative liabilities	$—	$—
Long-term	Non-current derivative liabilities	285	—
Total derivative liabilities		$285	$—

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Consolidated Balance Sheets.

For hedges designated under cash flow accounting, we recognized in OCI the effective portion of any changes in fair value and reclassified the recognized gains (losses) on the sales to oil and natural gas revenue as the underlying transactions were settled. Because our cash flow hedges expired as of December 31, 2013, we had no balance in accumulated OCI at December 31, 2015 or 2014.

Effect of Derivative Instruments on the Consolidated Statements of Operations (derivatives not designated as hedging instruments) for the year ended December 31:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2015	2014
		(In thousands)
Commodity derivatives	Gain on derivatives not designated as hedges and hedge ineffectiveness, net (1)	$26,345	$30,147
Total		$26,345	$30,147
_________________________

(1)	Amount settled during the period is a gain of $46,615 and a loss of $6,038, respectively.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 – FAIR VALUE MEASUREMENTS

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

•	Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	December 31, 2015
	Level 2	Level 3	Effect of Netting	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$2,794	$10,145	$(1,785)	$11,154
Liabilities	(1,019)	(1,051)	1,785	(285)
	$1,775	$9,094	$—	$10,869

	December 31, 2014
	Level 2	Level 3	Effect of Netting	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$27,784	$3,355	$—	$31,139
Liabilities	—	—	—	—
	$27,784	$3,355	$—	$31,139

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of December 31, 2015.

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

The following tables are reconciliations of our level 3 fair value measurements:

	Net Derivatives
	For the Year Ended,
	December 31, 2015	December 31, 2014
	(In thousands)
Beginning of period	$3,355	$(2,595)
Total gains or losses:
Included in earnings (1)	15,260	6,108
Settlements	(9,521)	(158)
End of period	$9,094	$3,355
Total gains for the period included in earnings attributable to the change in unrealized loss relating to assets still held at end of period	$5,739	$5,950
_________________________

(1)	Commodity derivatives are reported in the Consolidated Statements of Operations in gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net.

The following table provides quantitative information about our Level 3 unobservable inputs at December 31, 2015:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil collars	$3,893	Discounted cash flow	Forward commodity price curve	$0.40 - $55.05
Oil three-way collar	3,470	Discounted cash flow	Forward commodity price curve	$0.40 - $71.66
Natural gas collar	1,000	Discounted cash flow	Forward commodity price curve	$0.40 - $1.26
Natural gas three-way collar	731	Discounted cash flow	Forward commodity price curve	$0.40 - $1.93
 _________________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars and three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be received within the settlement period.

Based on our valuation at December 31, 2015, we determined that the non-performance risk with regard to our counterparties was immaterial.

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

At December 31, 2015, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreement at December 31, 2015 approximates its fair value. This debt would be classified as Level 2.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of long-term debt, net of unamortized discount, associated with the Notes reported in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 were $646.7 million and $646.2 million, respectively. We estimate the fair value of these Notes using quoted marked prices at December 31, 2015 and December 31, 2014 were $455.5 million and $605.5 million, respectively. These Notes would be classified as Level 2.

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

Non-recurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets and goodwill. During 2015 and 2014, we recorded non-cash impairment charges discussed further in Note 2 – Summary of Significant Accounting Policies. The valuation of these assets require the use of significant unobservable inputs classified as Level 3.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

	Net Gains (Losses) on Cash Flow Hedges
	2015	2014	2013
	(In thousands)
Balance at January 1:	$—	$—	$7,587
Other comprehensive income before reclassification	—	—	(7,349)
Amounts reclassified from accumulated other comprehensive income	—	—	(238)
New current-period other comprehensive income	—	—	(7,587)
Balance at December 31:	$—	$—	$—

Amounts reclassified from accumulated other comprehensive income (loss) into the Consolidated Statements of Operations for the year ended December 31:

	2015	2014	2013	Affected Line Item in the Statement Where Net Income is Presented
	(In thousands)
Net gains (loss) on cash flow hedges
Commodity derivatives	$—	$—	$603	Oil and natural gas revenues
Commodity derivatives	—	—	(190)	Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net
	—	—	413	Total before tax
	—	—	(175)	Tax expense
Total reclassification for the period	$—	$—	$238	Net of tax

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We lease office space or yards in Edmond, Oklahoma City, and Tulsa, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several compressor rentals, equipment leases, and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $6.4 million, $1.0 million, and $0.7 million, in 2016 through 2018, respectively and less than $0.1 million each

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2019 and 2020. Total rent expense incurred was $12.9 million, $13.6 million, and $16.9 million in 2015, 2014, and 2013, respectively.

During 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. Future capital lease payments under the terms are approximately $6.2 million each year through 2020 and approximately $3.8 million in 2021. Total maintenance and interest remaining related to these leases are $9.4 million and $2.7 million, respectively at December 31, 2015. Annual payments, net of maintenance and interest, average $4.0 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership agreements along with the employee oil and gas limited partnerships require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. These repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $118,000, $45,000, $16,000 in 2015, 2014, and 2013, respectively. Effective December 31, 2014, the Unit 1984 Oil and Gas Limited Partnership was dissolved.

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

For 2016, we have committed to purchase approximately $6.7 million of new drilling rig components, drill pipe, drill collars, and related equipment. We have also committed to paying $1.4 million for Enterprise Resource Planning software over the next year and then $0.5 million for maintenance one year following implementation.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information about the operations of each of our segments:

	2015		2014		2013
	(In thousands)
Revenues:
Oil and natural gas	$385,774		$740,079		$649,718

Contract drilling	287,767		566,012		479,091
Elimination of inter-segment revenue	(22,099)		(89,495)		(64,313)
Contract drilling net of inter-segment revenue	265,668		476,517		414,778

Gas gathering and processing	268,012		445,934		378,397
Elimination of inter-segment revenue	(65,223)		(89,586)		(91,043)
Gas gathering and processing net of inter-segment revenue	202,789		356,348		287,354

Total revenues	$854,231		$1,572,944		$1,351,850
Operating income (loss):
Oil and natural gas	$(1,631,564)	(4)	$199,392	(4)	$239,219
Contract drilling	44,811	(5)	41,896	(5)	96,304
Gas gathering and processing	(29,409)	(6)	2,015	(6)	10,757
Total operating income (loss) (1)	(1,616,162)		243,303		346,280
General and administrative	(35,345)		(42,023)		(38,323)
Gain (loss) on disposition of assets	(7,229)		8,953		17,076
Interest expense, net	(31,963)		(17,371)		(15,015)
Gain (loss) on derivatives not designated as hedges and hedge ineffectiveness, net	26,345		30,147		(8,374)
Other	45		(70)		(175)
Income (loss) before income taxes	$(1,664,309)		$222,939		$301,469
Identifiable assets:
Oil and natural gas	$1,218,036		$2,856,833		$2,441,792
Contract drilling	993,015		1,059,980		1,042,661
Gas gathering and processing	478,661		500,255		473,717
Total identifiable assets (2)	2,689,712		4,417,068		3,958,170
Corporate assets	118,797		56,660		64,220
Total assets	$2,808,509		$4,473,728		$4,022,390
Capital expenditures:
Oil and natural gas	$267,944		$740,262		$531,233
Contract drilling	84,802		176,683		64,325
Gas gathering and processing	63,476		79,268	(3)	96,085
Other	38,065		17,067		4,483
Total capital expenditures	$454,287		$1,013,280		$696,126
Depreciation, depletion, amortization, and impairment:
Oil and natural gas:
Depreciation, depletion, and amortization	$251,944		$276,088		$226,498
Impairment of oil and natural gas properties	1,599,348	(4)	76,683	(4)	—
Contract drilling:
Depreciation	56,135		85,370		71,194
Impairment of contract drilling equipment	8,314	(5)	74,318	(5)	—
Gas gathering and processing:
Depreciation and amortization	43,676		40,434		33,191
Impairment of gas gathering and processing systems	26,966	(6)	7,068	(6)	—
Other	3,075		3,051		3,024
Total depreciation, depletion, amortization, and impairment	$1,989,458		$563,012		$333,907

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, gain (loss) on non-designated hedges and hedge ineffectiveness, net, interest expense, other income (loss), or income taxes.

(2)
Identifiable assets are those used in Unit’s operations in each industry segment. Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, furniture, and equipment.

(3)	In 2014, we entered into capital leases for $28.2 million.

(4)
In 2015 and 2014, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion and $76.7 million pre-tax ($1.0 billion and $47.7 million, net of tax), respectively.

(5)
Impairment for contract drilling equipment for 2015 includes a $8.3 million pre-tax write-down and 2014 includes a $74.3 million pre-tax write-down for 31 drilling rigs, some older top drives, and certain drill pipe removed from service.

(6)
Impairment for gas gathering and processing systems for 2015 includes a $27.0 million pre-tax write-down for three of our systems, Bruceton Mills, Midwell, and Spring Creek. For 2014, it includes a $7.1 million pre-tax write-down for three of our systems, Weatherford, Billy Rose, and Spring Creek.

NOTE 17 – SELECTED QUARTERLY FINANCIAL INFORMATION

Summarized unaudited quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2014
Revenues	$387,988	$405,431	$400,974	$378,551
Gross profit (loss) (1)	$115,143	$113,973	$103,983	$(89,796)
Net income (loss)	$56,945	$54,360	$67,522	$(42,551)
Net income (loss) per common share:
Basic	$1.17	$1.12	$1.39	$(0.88)
Diluted (2)	$1.17	$1.11	$1.37	$(0.88)
2015
Revenues	$255,099	$214,447	$212,393	$172,292
Gross loss (1)	$(389,451)	$(419,666)	$(314,409)	$(492,636)
Net loss	$(248,354)	$(274,389)	$(205,281)	$(309,337)
Net loss per common share:
Basic	$(5.07)	$(5.58)	$(4.18)	$(6.29)
Diluted	$(5.07)	$(5.58)	$(4.18)	$(6.29)
_________________________

(1)
Gross profit (loss) excludes general and administrative expense, interest expense, (gain) loss on disposition of assets, gain (loss) on non-designated hedges and hedge ineffectiveness, net, income taxes, and other income (loss).

(2)	Due to the effect of the loss in the fourth quarter, the diluted earnings per share for the year's four quarters does not equal annual earnings per share.

SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)

Our oil and gas operations are substantially located in the United States. The capitalized costs at year-end and costs incurred during the year were as follows:

	2015	2014	2013
	(In thousands)
Capitalized costs:
Proved properties	$5,401,618	$4,990,753	$4,235,712
Unproved properties	337,099	485,568	545,588
	5,738,717	5,476,321	4,781,300
Accumulated depreciation, depletion, amortization, and impairment	(4,631,404)	(2,786,678)	(2,439,458)
Net capitalized costs	$1,107,313	$2,689,643	$2,341,842
Cost incurred:
Unproved properties acquired	$41,777	$76,041	$76,304
Proved properties acquired	179	5,723	—
Exploration	19,222	68,811	33,373
Development	208,845	615,252	424,314
Asset retirement obligation	(5,693)	(37,687)	(17,951)
Total costs incurred	$264,330	$728,140	$516,040

The following table shows a summary of the oil and natural gas property costs not being amortized at December 31, 2015, by the year in which such costs were incurred:

	2015	2014	2013	2012 and Prior	Total
	(In thousands)
Unproved properties acquired and wells in progress	$49,283	$65,970	$44,607	$177,239	$337,099

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the company is unable to estimate when these costs will be included in the amortization calculation.

The results of operations for producing activities are as follows:

	2015	2014	2013
	(In thousands)
Revenues	$371,335	$723,566	$633,792
Production costs	(152,560)	(165,315)	(162,822)
Depreciation, depletion, amortization, and impairment	(1,844,726)	(347,220)	(222,672)
	(1,625,951)	211,031	248,298
Income tax (expense) benefit	612,496	(82,028)	(96,091)
Results of operations for producing activities (excluding corporate overhead and financing costs)	$(1,013,455)	$129,003	$152,207

Estimated quantities of proved developed oil, NGLs, and natural gas reserves and changes in net quantities of proved developed and undeveloped oil, NGLs, and natural gas reserves were as follows:

	Oil Bbls	NGLs Bbls	Natural Gas Mcf
	(In thousands)
2013
Proved developed and undeveloped reserves:
Beginning of year	21,998	35,166	555,647
Revision of previous estimates (1)	(2,113)	836	2,421
Extensions and discoveries	4,678	7,273	68,611
Infill reserves in existing proved fields	2,299	1,945	21,573
Purchases of minerals in place	—	—	11
Production	(3,360)	(3,914)	(56,757)
Sales	(1,737)	(101)	(9,722)
End of year	21,765	41,205	581,784
Proved developed reserves:
Beginning of year	16,441	25,657	452,844
End of year	15,594	30,437	464,234
Proved undeveloped reserves:
Beginning of year	5,557	9,509	102,803
End of year	6,171	10,768	117,550
2014
Proved developed and undeveloped reserves:
Beginning of year	21,765	41,205	581,784
Revision of previous estimates (1)	(3,174)	(2,266)	(32,790)
Extensions and discoveries	5,327	10,850	113,541
Infill reserves in existing proved fields	2,775	3,577	47,189
Purchases of minerals in place	236	88	368
Production	(3,844)	(4,629)	(58,854)
Sales	(418)	(296)	(4,277)
End of year	22,667	48,529	646,961
Proved developed reserves:
Beginning of year	15,594	30,437	464,234
End of year	17,448	35,850	500,950
Proved undeveloped reserves:
Beginning of year	6,171	10,768	117,550
End of year	5,219	12,679	146,011
2015
Proved developed and undeveloped reserves:
Beginning of year	22,667	48,529	646,961
Revision of previous estimates (1)	(3,954)	(9,367)	(139,514)
Extensions and discoveries	1,208	1,948	20,974
Infill reserves in existing proved fields	670	1,861	22,641
Purchases of minerals in place	—	—	—
Production	(3,783)	(5,274)	(65,546)
Sales	(73)	(10)	(648)
End of year	16,735	37,687	484,868
Proved developed reserves:
Beginning of year	17,448	35,850	500,950
End of year	14,679	31,218	416,395
Proved undeveloped reserves:
Beginning of year	5,219	12,679	146,011
End of year	2,056	6,469	68,473
_________________________

(1)	Natural gas revisions of previous estimates decreased primarily due to a decline in natural gas prices.

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

The standardized measure of discounted future net cash flows (SMOG) was calculated using 12-month average prices and year-end costs and statutory tax rates, adjusted for permanent differences that relate to existing proved oil, NGLs, and natural gas reserves. SMOG as of December 31 is as follows:

	2015	2014	2013
	(In thousands)
Future cash flows	$2,475,898	$6,398,236	$5,573,119
Future production costs	(1,017,777)	(2,069,636)	(1,734,985)
Future development costs	(228,445)	(560,102)	(571,170)
Future income tax expenses	(230,544)	(1,228,533)	(1,044,608)
Future net cash flows	999,132	2,539,965	2,222,356
10% annual discount for estimated timing of cash flows	(409,646)	(1,104,221)	(996,380)
Standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves	$589,486	$1,435,744	$1,225,976

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

	2015	2014	2013
	(In thousands)
Sales and transfers of oil and natural gas produced, net of production costs	$(218,115)	$(558,252)	$(470,970)
Net changes in prices and production costs	(1,356,333)	(33,259)	188,826
Revisions in quantity estimates and changes in production timing	(213,945)	(135,125)	(10,650)
Extensions, discoveries, and improved recovery, less related costs	95,671	635,752	426,377
Changes in estimated future development costs	227,857	96,339	26,629
Previously estimated cost incurred during the period	59,117	164,430	96,457
Purchases of minerals in place	—	8,395	9
Sales of minerals in place	(3,338)	(19,135)	(43,435)
Accretion of discount	209,979	179,190	147,579
Net change in income taxes	562,838	(98,119)	(170,091)
Other—net	(209,989)	(30,448)	(44,711)
Net change	(846,258)	209,768	146,020
Beginning of year	1,435,744	1,225,976	1,079,956
End of year	$589,486	$1,435,744	$1,225,976

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

The December 31, 2015, future cash flows were computed by applying the unescalated 12-month average prices of $50.28 per barrel for oil, $19.47 per barrel for NGLs, and $2.59 per Mcf for natural gas (then adjusted for price differentials) relating to proved reserves and to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting

During the last quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated in this report by reference to the Proxy Statement, except for the information regarding our executive officers which is presented below. The Proxy Statement will be filed before our annual shareholders’ meeting scheduled to be held on May 4, 2016.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer was required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of our corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 13, 2015. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Executive Officers

The table below and accompanying text sets forth certain information as of February 12, 2016 concerning each of our executive officers as well as certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

NAME	AGE	POSITION HELD
Larry D. Pinkston	61
Chief Executive Officer since April 1, 2005, Director since January 15, 2004, President since August 1, 2003, Chief Operating Officer since February 24, 2004, Vice President and Chief Financial Officer from May 1989 to February 24, 2004

Mark E. Schell	58	Senior Vice President since December 2002, General Counsel and Corporate Secretary since January 1987
David T. Merrill	55	Senior Vice President since May 2, 2012, Chief Financial Officer and Treasurer since February 24, 2004, Vice President of Finance from August 2003 to February 24, 2004
Brad J. Guidry	60	Executive Vice President, Unit Petroleum Company since March 1, 2005
John Cromling	68	Executive Vice President, Unit Drilling Company since April 15, 2005
Robert Parks	61	Manager and President, Superior Pipeline Company, L.L.C. since June 1996

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2015, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	129,500	(2)	$54.15	1,903,349	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	129,500		$54.15	1,903,349
_________________________

(1)	Shares awarded under all above plans may be newly issued, from our treasury or acquired in the open market.

(2)	This number includes the following:
129,500 stock options outstanding under the Non-Employee Directors’ Stock Option Plan.

(3)
This number reflects the shares available for issuance under the Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the amended plan). The amended plan allows us to grant stock-based compensation to our employees and non-employee directors. A total of 4,500,000 shares of the company's common stock is authorized for issuance to eligible participants under the amended plan. No more than 2,000,000 of the shares available under the amended plan may be issued as “incentive stock options” and all of the shares available under this plan may be issued as restricted stock. In addition, shares related to grants that are forfeited, terminated, canceled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant shall immediately become available for issuance.

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

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2014, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Included in Part IV of this report for the years ended December 31, 2015, 2014, and 2013:

Schedule II—Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The exhibit numbers in the following list correspond to the numbers assigned such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

3.1	Restated Certificate of Incorporation of Unit Corporation (filed as Exhibit 3.1 to Unit's Form 8-K, dated June 29, 2000, which is incorporated herein by reference).

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to Unit’s Form 8-K, dated May 9, 2006 which is incorporated herein by reference).

3.2	By-laws of Unit Corporation, as amended and restated on June 17, 2014 (filed as Exhibit 3.3 to our Registration Statement on Form S-3 (File No. 333-202956), and incorporated by reference herein).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Unit’s Form S-3 (File No. 333-83551), which is incorporated herein by reference).

4.4	Standstill Agreement dated March 24, 2009, by and between us and the George Kaiser Foundation (filed as Exhibit 4.2 to Unit’s Form 8-K dated March 23, 2009, which is incorporated herein by reference).

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

4.7
Second Supplemental Indenture (including form of note) dated as of January 7, 2013, by and among the Registrant, as issuer, the Subsidiary Guarantors (as defined therein), as guarantors and Wilmington Trust, National Association as trustee (filed as Exhibit 4.10 to Unit’s Post-Effective Amendment No.1 to the Registration Statement on Form S-3 dated February 16, 2016, which is incorporated herein by reference).

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

10.2.31
Second Amendment and Consent, dated April 10, 2015, to the Senior Credit Agreement by and among the Company and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as exhibit 10.1 to Unit's Form 8-K dated April 13, 2015, which is incorporated herein by reference).

10.2.32*	Separation Benefit Plan as amended December 8, 2015 (filed as Exhibit 10.1 to Unit’s Form 8-K dated December 14, 2015, which is incorporated herein by reference).

10.2.33*	Special Separation Benefit Plan as amended December 8, 2015 (filed as Exhibit 10.2 to Unit’s Form 8-K dated December 14, 2015, which is incorporated herein by reference).

12	Computation Ratio of Earnings to Fixed Charges (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herein).

23.2	Consent of Ryder Scott Company, L.P. (filed herein).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

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

Schedule II
UNIT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Deductions & Net Write-Offs	Balance at End of Period
	(In thousands)
Year ended December 31, 2015	$5,039	$1,191	$(1,031)	$5,199
Year ended December 31, 2014	$5,342	$3,562	$(3,865)	$5,039
Year ended December 31, 2013	$5,343	$—	$(1)	$5,342

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	February 25, 2016	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2016.

Name	Title

/s/ JOHN G. NIKKEL	Chairman of the Board and Director
John G. Nikkel

/s/ LARRY D. PINKSTON	President and Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Larry D. Pinkston

/s/ DAVID T. MERRILL	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David T. Merrill

/s/ DON A. HAYES	Vice President, Controller (Principal Accounting Officer)
Don A. Hayes

/s/ J. MICHAEL ADCOCK	Director
J. Michael Adcock

/s/ GARY CHRISTOPHER	Director
Gary Christopher

/s/ STEVEN B. HILDEBRAND	Director
Steven B. Hildebrand

/s/ CARLA S. MASHINSKI	Director
Carla S. Mashinski

/s/ WILLIAM B. MORGAN	Director
William B. Morgan

/s/ LARRY C. PAYNE	Director
Larry C. Payne

/s/ G. BAILEY PEYTON IV	Director
G. Bailey Peyton IV

/s/ ROBERT SULLIVAN, JR.	Director
Robert Sullivan, Jr.

EXHIBIT INDEX

Exhibit No.	Description
12	Computation Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer under Rule 13a—14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a—14(a) of the Exchange Act.

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