Form 10-Q
period 2016-06-30
UNIT CORP
filed 2016-08-09
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
[Commission File Number 1-9260]
UNIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-1283193
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8200 South Unit Drive, Tulsa, Oklahoma	74132
(Address of principal executive offices)	(Zip Code)
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
Yes [  ]            No [x]
As of July 22, 2016, 51,503,672 shares of the issuer's common stock were outstanding.

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

These forward-looking statements include, among others, things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	prices for oil, natural gas liquids (NGLs), and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of our legal proceedings will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions affecting our costs and increasing operating restrictions or delays and other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill or rework during the year; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may be required to record in future periods.
These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments, and other factors we believe are appropriate in the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to several risks and uncertainties, any one or combination of which could cause our actual results to differ materially from our expectations and predictions, including:

•	the risk factors discussed in this document and in the documents (if any) we incorporate by reference;

•	general economic, market, or business conditions;

•	the availability of and nature of (or lack of) business opportunities we pursue;

•	demand for our land drilling services;

•	changes in laws or regulations;

•	changes in the current geopolitical situation;

•	risks relating to financing, including restrictions in our debt agreements and availability and cost of credit;

•	risks associated with future weather conditions;

•	decreases or increases in commodity prices;

•	our ability to successfully implement our pending technology conversion process relating to our financial and operational information systems; and

•	other factors, most of which are beyond our control.
You should not place undue reliance on any of these forward-looking statements. Except as required by law, we disclaim any current intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this document to reflect unanticipated events.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$974	$835
Accounts receivable, net of allowance for doubtful accounts of $5,174 and $5,199 at June 30, 2016 and December 31, 2015, respectively	67,506	79,941
Materials and supplies	3,324	3,565
Current derivative asset (Note 10)	—	10,186
Current income tax receivable	2,033	21,002
Current deferred tax asset	8,598	14,206
Assets held for sale	—	615
Prepaid expenses and other	6,859	9,908
Total current assets	89,294	140,258
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	5,420,972	5,401,618
Unproved properties not being amortized	321,191	337,099
Drilling equipment	1,567,765	1,567,560
Gas gathering and processing equipment	697,573	689,063
Saltwater disposal systems	60,527	60,316
Corporate land and building	56,149	49,890
Transportation equipment	34,055	40,072
Other	45,777	45,489
	8,204,009	8,191,107
Less accumulated depreciation, depletion, amortization, and impairment	5,818,163	5,609,980
Net property and equipment	2,385,846	2,581,127
Goodwill	62,808	62,808
Non-current derivative asset (Note 10)	—	968
Other assets	14,148	14,681
Total assets	$2,552,096	$2,799,842

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30, 2016	December 31, 2015
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,744	$87,413
Accrued liabilities (Note 5)	46,368	46,918
Current derivative liability (Note 10)	9,646	—
Current portion of other long-term liabilities (Note 6)	17,999	16,560
Total current liabilities	146,757	150,891
Long-term debt less debt issuance costs (Note 6)	875,051	918,995
Non-current derivative liability (Note 10)	3,420	285
Other long-term liabilities (Note 6)	103,926	140,341
Deferred income taxes	211,721	275,750
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 51,504,959 and 50,413,101 shares issued as of June 30, 2016 and December 31, 2015, respectively	10,016	9,831
Capital in excess of par value	497,312	486,571
Retained earnings	703,893	817,178
Total shareholders’ equity	1,211,221	1,313,580
Total liabilities and shareholders’ equity	$2,552,096	$2,799,842

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$69,190	$107,256	$127,464	$213,325
Contract drilling	24,257	55,015	62,967	150,092
Gas gathering and processing	44,858	52,176	84,058	106,129
Total revenues	138,305	214,447	274,489	469,546
Expenses:
Oil and natural gas:
Operating costs	33,331	45,972	66,677	91,183
Depreciation, depletion, and amortization	30,411	68,101	62,243	145,219
Impairment of oil and natural gas properties (Note 2)	74,291	410,536	112,120	811,129
Contract drilling:
Operating costs	19,254	36,485	47,352	88,231
Depreciation	10,918	13,265	23,113	28,278
Impairment of contract drilling equipment (Note 3)	—	8,314	—	8,314
Gas gathering and processing:
Operating costs	32,381	40,592	63,447	84,767
Depreciation and amortization	11,515	10,848	22,974	21,542
General and administrative	8,382	9,624	17,097	18,994
Gain on disposition of assets	(477)	(415)	(669)	(960)
Total operating expenses	220,006	643,322	414,354	1,296,697
Loss from operations	(81,701)	(428,875)	(139,865)	(827,151)
Other income (expense):
Interest, net	(10,606)	(7,956)	(20,223)	(15,196)
Gain (loss) on derivatives	(22,672)	(1,919)	(11,743)	4,667
Other	1	24	(14)	22
Total other income (expense)	(33,277)	(9,851)	(31,980)	(10,507)
Loss before income taxes	(114,978)	(438,726)	(171,845)	(837,658)
Income tax expense (benefit):
Current	—	803	—	868
Deferred	(42,842)	(165,140)	(58,560)	(315,783)
Total income taxes	(42,842)	(164,337)	(58,560)	(314,915)
Net loss	$(72,136)	$(274,389)	$(113,285)	$(522,743)
Net loss per common share:
Basic	$(1.44)	$(5.58)	$(2.27)	$(10.66)
Diluted	$(1.44)	$(5.58)	$(2.27)	$(10.66)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(113,285)	$(522,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	109,522	196,576
Impairments (Notes 2 and 3)	112,120	819,443
(Gain) loss on derivatives	11,743	(4,667)
Cash receipts on derivatives settled	12,192	21,082
Deferred tax benefit	(58,560)	(315,783)
Gain on disposition of assets	(946)	(960)
Employee stock compensation plans	7,703	12,329
Other, net	(2,755)	1,944
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	5,443	77,894
Accounts payable	24,077	(16,327)
Material and supplies	241	(2,366)
Accrued liabilities	3,411	(11,811)
Income taxes	18,969	(1,845)
Other, net	2,841	4,840
Net cash provided by operating activities	132,716	257,606
INVESTING ACTIVITIES:
Capital expenditures	(124,182)	(371,572)
Proceeds from disposition of assets	46,627	5,130
Other	169	—
Net cash used in investing activities	(77,386)	(366,442)
FINANCING ACTIVITIES:
Borrowings under credit agreement	150,300	396,000
Payments under credit agreement	(195,300)	(281,500)
Payments on capitalized leases	(1,828)	(1,757)
Tax (benefit) expense from stock compensation	(376)	4
Book overdrafts	(7,987)	(4,121)
Net cash (used in) provided by financing activities	(55,191)	108,626
Net increase (decrease) in cash and cash equivalents	139	(210)
Cash and cash equivalents, beginning of period	835	1,049
Cash and cash equivalents, end of period	$974	$839

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	19,830	15,886
Income taxes	—	3,142
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	30,758	92,743
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	28,884	5,956
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

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state the following:

•	Balance Sheets at June 30, 2016 and December 31, 2015;

•	Statements of Operations for the three and six months ended June 30, 2016 and 2015; and

•	Statements of Cash Flows for the six months ended June 30, 2016 and 2015.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States (GAAP). GAAP requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates. Results for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be realized for the full year of 2016, or that we realized for the full year of 2015.

Certain amounts in the accompanying unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to current year presentation. There was no impact to consolidated net income (loss) or shareholders' equity.

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

During the first quarter of 2016, the 12-month average commodity prices continued to decrease, resulting in a non-cash ceiling test write-down of $37.8 million pre-tax ($23.5 million, net of tax). For the second quarter of 2016, the 12-month average commodity prices decreased further, resulting in a non-cash ceiling test write-down of $74.3 million pre-tax ($46.3 million, net of tax).

NOTE 3 – DIVESTITURES

Oil and Natural Gas

We sold non-core oil and natural gas assets, net of related expenses, for $43.6 million during the first six months of 2016, compared to less than $0.1 million during the first six months of 2015. Proceeds from those sales reduced the net book value of our full cost pool with no gain or loss recognized.

Contract Drilling

During the second quarter of 2015, we recorded a write-down of approximately $8.3 million pre-tax on drilling equipment that was being held for sale.

NOTE 4 – LOSS PER SHARE

Information related to the calculation of loss per share follows:

	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended June 30, 2016
Basic loss per common share	$(72,136)	50,074	$(1.44)
Effect of dilutive stock options, restricted stock, and stock appreciation rights (SARs)	—	—	—
Diluted loss per common share	$(72,136)	50,074	$(1.44)
For the three months ended June 30, 2015
Basic loss per common share	$(274,389)	49,148	$(5.58)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted loss per common share	$(274,389)	49,148	$(5.58)

Due to the net loss for the three months ended June 30, 2016, approximately 417,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and excluded from the above earnings per share calculation. For the three months ended June 30, 2015, approximately 307,000 weighted average shares were excluded.

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	June 30,
	2016	2015
Stock options and SARs	240,270	259,085
Average exercise price	$49.29	$50.50

	Loss (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the six months ended June 30, 2016
Basic loss per common share	$(113,285)	49,977	$(2.27)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted loss per common share	$(113,285)	49,977	$(2.27)
For the six months ended June 30, 2015
Basic loss per common share	$(522,743)	49,063	$(10.66)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted loss per common share	$(522,743)	49,063	$(10.66)

Because of the net loss for the six months ended June 30, 2016, approximately 332,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and excluded from the above earnings per share calculation. For the six months ended June 30, 2015, approximately 206,000 weighted average shares were excluded.

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Six Months Ended
	June 30,
	2016	2015
Stock options and SARs	240,270	261,270
Average exercise price	$49.29	$50.34

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Lease operating expenses	$19,157	$17,220
Taxes	8,722	3,767
Employee costs	7,007	12,641
Interest payable	6,213	6,321
Third-party credits	2,954	3,326
Derivative settlements	278	—
Other	2,037	3,643
Total accrued liabilities	$46,368	$46,918

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Our long-term debt consisted of the following as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Credit agreement with an average interest rate of 3.9% and 2.6% at June 30, 2016 and December 31, 2015, respectively	$236,000	$281,000
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	886,000	931,000
Less: unamortized discount	(3,076)	(3,338)
Less: debt issuance costs, net	(7,873)	(8,667)
Total long-term debt	$875,051	$918,995

Credit Agreement. On April 8, 2016, we amended our Senior Credit Agreement (credit agreement) scheduled to mature on April 10, 2020. The amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $875.0 million. Our elected commitment amount is $475.0 million. Our borrowing base is $475.0 million. We are charged a commitment fee of 0.50% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. We paid $1.0 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. With the new amendment, we pledged the following collateral: (a) 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties and (b) 100% of our ownership interest in our midstream affiliate, Superior Pipeline Company, L.L.C.

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At June 30, 2016, we had $236.0 million outstanding borrowings under our credit agreement.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production, and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets, (c) issuance of standby letters of credit, (d) contract drilling services and acquisition of contract drilling equipment, and (e) general corporate purposes.

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

As of June 30, 2016, we were in compliance with the covenants in the credit agreement.

6.625% Senior Subordinated Notes. We have an aggregate principal amount of $650.0 million, 6.625% senior subordinated notes (the Notes) outstanding. Interest on the Notes is payable semi-annually (in arrears) on May 15 and November 15 of each year. The Notes will mature on May 15, 2021. In issuing the Notes, we incurred fees of $14.7 million that are being amortized as debt issuance cost over the life of the Notes.

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms of and providing for the issuance of the Notes. The Guarantors are most of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

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

On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of June 30, 2016.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Asset retirement obligation (ARO) liability	$70,926	$98,297
Capital lease obligations	20,710	22,466
Workers’ compensation	15,258	16,551
Separation benefit plans	6,386	9,886
Deferred compensation plan	4,430	4,244
Gas balancing liability	3,805	5,047
Other	410	410
	121,925	156,901
Less current portion	17,999	16,560
Total other long-term liabilities	$103,926	$140,341

Estimated annual principal payments under the terms of debt and other long-term liabilities during each of the five successive twelve month periods beginning July 1, 2016 (and through 2021) are $18.0 million, $44.3 million, $10.2 million, $244.1 million, and $658.7 million, respectively.

Capital Leases

During 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The current portion of our capital lease obligations of $3.6 million is included in current portion of other long-term liabilities and the non-current portion of $17.1 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016. These capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $8.6 million and $2.3 million, respectively at June 30, 2016. Annual payments, net of maintenance and interest, average $4.0 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of their fair market value at that time.

Future payments required under the capital leases at June 30, 2016:

Amount
Ending June 30,	(In thousands)
2017	$6,168
2018	6,168
2019	6,168
2020	6,168
2021 and thereafter	6,853
Total future payments	31,525
Less payments related to:
Maintenance	8,552
Interest	2,263
Present value of future minimum payments	$20,710

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

The following table shows certain information about our AROs for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
ARO liability, January 1:	$98,297	$100,567
Accretion of discount	1,513	1,757
Liability incurred	212	5,986
Liability settled	(605)	(1,566)
Liability sold (1)	(10,308)	(246)
Revision of estimates (2)	(18,183)	(10,130)
ARO liability, June 30:	70,926	96,368
Less current portion	3,523	3,277
Total long-term ARO	$67,403	$93,091
_______________________

(1)	We sold approximately 1,150 wells to unaffiliated third-parties during the first six months of 2016.

(2)	Plugging liability estimates were revised in both 2016 and 2015 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. We do not believe the amendments will have a material impact on our financial statements.

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

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments will require current deferred tax assets to be combined with noncurrent deferred tax assets. We do not believe the amendments will have a material impact on our financial statements.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The FASB has issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB has also issued ASU 2015-15. The amendments in this ASU allow an entity to defer and present debt issuance cost as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have maintained debt issuance costs associated with our credit agreement as an asset and amortize these fees over the life of the credit agreement. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have adopted these amendments during the first quarter of 2016. Previously, debt issuance costs associated with the Notes was classified as a long-term asset on the balance sheet, but with ASU 2015-03, it is presented as a direct deduction from the carrying amount of the recognized debt liability.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This ASU rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities— Oil and Gas, effective upon the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are in the process of evaluating the impact it will have on our financial statements.

NOTE 9 – STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In millions)
Recognized stock compensation expense	$2.0	$4.8	$5.3	$9.1
Capitalized stock compensation cost for our oil and natural gas properties	0.4	1.0	1.2	1.9
Tax benefit on stock based compensation	0.7	1.7	2.0	3.4

The remaining unrecognized compensation cost related to unvested awards at June 30, 2016 is approximately $10.9 million, of which $1.7 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.7 of a year.

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

We did not grant any SARs or stock options during either of the three or six month periods ending June 30, 2016 and 2015. The following tables show the fair value of restricted stock awards granted to employees and non-employee directors during the periods indicated.

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	—	—	—	—
Non-employee directors	90,000	—	25,848	—
	90,000	—	25,848	—
Estimated fair value (in millions):(1)
Employees	$—	$—	$—	$—
Non-employee directors	0.9	—	0.9	—
	$0.9	$—	$0.9	$—
Percentage of shares granted expected to be distributed:
Employees	N/A	N/A	N/A	N/A
Non-employee directors	100%	N/A	100%	N/A
_______________________

(1)	Represents 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	486,578	152,373	576,361	148,081
Non-employee directors	90,000	—	25,848	—
	576,578	152,373	602,209	148,081
Estimated fair value (in millions):(1)
Employees	$2.6	$0.8	$18.5	$5.1
Non-employee directors	0.9	—	0.9	—
	$3.5	$0.8	$19.4	$5.1
Percentage of shares granted expected to be distributed:
Employees	94%	70%	94%	3%
Non-employee directors	100%	N/A	100%	N/A
_______________________

(1)	Represents 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

The time vested restricted stock awards granted during the first six months of 2016 and 2015 are being recognized over a three year vesting period. During the first quarter of 2016, there were two different performance vested restricted stock awards granted to certain executive officers. The first will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second will vest, one-third each year, over a three year vesting period based on the company's achievement of cash flow to total assets performance measurement each year and will range from 0% to 200%. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2016 awards for the first six months of 2016 was $0.7 million.

NOTE 10 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of June 30, 2016, our derivative transactions comprised the following hedges:

•
Swaps. We receive or pay a fixed price for the commodity and pay or receive a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
Basis Swaps. We receive or pay the NYMEX settlement value plus or minus a fixed delivery point price for the commodity and pay or receive the published index price at the specified delivery point. We use basis swaps to hedge the price risk between NYMEX and its physical delivery points.

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

We have documented policies and procedures to monitor and control the use of derivative transactions. We do not engage in derivative transactions for speculative purposes. For our economic hedges any changes in fair value occurring before maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Unaudited Condensed Consolidated Statements of Operations.

At June 30, 2016, we had the following derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul’16 – Dec’16	Natural gas – swap	45,000 MMBtu/day	$2.596	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	10,000 MMBtu/day	$3.025	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jul’16 – Dec'16	Natural gas – collar	42,000 MMBtu/day	$2.40 - $2.88	IF – NYMEX (HH)
Jan’17 – Oct'17	Natural gas – collar	10,000 MMBtu/day	$2.75 - $2.95	IF – NYMEX (HH)
Jul’16 – Dec'16	Natural gas – three-way collar	13,500 MMBtu/day	$2.70 - $2.20 - $3.26	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jul’16 – Sep'16	Crude oil – swap	1,000 Bbl/day	$48.45	WTI – NYMEX
Jul’16 – Sep'16	Crude oil – collar	2,450 Bbl/day	$44.44 - $52.46	WTI – NYMEX
Oct’16 – Dec'16	Crude oil – collar	1,450 Bbl/day	$47.50 - $56.40	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar	700 Bbl/day	$46.50 - $35.00 - $57.00	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar (1)	700 Bbl/day	$47.50 - $35.00 - $63.50	WTI – NYMEX
Jan’17 – Dec'17	Crude oil – three-way collar	750 Bbl/day	$50.00 - $37.50 - $63.90	WTI – NYMEX
_______________________

(1)	We pay our counterparty a premium, which can be and is being deferred until settlement.

After June 30, 2016, we entered into the following derivatives:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan’17 – Oct'17	Natural gas – collar	10,000 MMBtu/day	$3.00 - $3.24	IF – NYMEX (HH)

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$—	$10,186
Long-term	Non-current derivative asset	—	968
Total derivative assets		$—	$11,154

		Derivative Liabilities
		Fair Value
	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In thousands)
Commodity derivatives:
Current	Current derivative liability	$9,646	$—
Long-term	Non-current derivative liability	3,420	285
Total derivative liabilities		$13,066	$285

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30:

Derivatives Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2016	2015
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$(22,672)	$(1,919)
Total		$(22,672)	$(1,919)
_______________________

(1)	Amounts settled during the 2016 and 2015 periods include gains of $5.1 million and $10.1 million, respectively.

Effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30:

Derivatives Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2016	2015
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$(11,743)	$4,667
Total		$(11,743)	$4,667
_______________________

(1)	Amounts settled during the 2016 and 2015 periods include gains of $12.2 million and $21.1 million, respectively.

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

•	Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	June 30, 2016
	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$435	$515	$(950)	$—
Liabilities	(8,740)	(5,276)	950	(13,066)
	$(8,305)	$(4,761)	$—	$(13,066)

	December 31, 2015
	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$2,794	$10,145	$(1,785)	$11,154
Liabilities	(1,019)	(1,051)	1,785	(285)
	$1,775	$9,094	$—	$10,869

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of June 30, 2016.

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

The following tables are reconciliations of our level 3 fair value measurements:

	Net Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Beginning of period	$9,983	$857	$9,094	$3,355
Total gains or losses (realized and unrealized):
Included in earnings (1)	(12,322)	111	(6,334)	888
Settlements	(2,422)	(761)	(7,521)	(4,036)
End of period	$(4,761)	$207	$(4,761)	$207
Total losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to assets still held at end of period	$(14,744)	$(650)	$(13,855)	$(3,148)
_______________________

(1)	Commodity derivatives are reported in the Unaudited Condensed Consolidated Statements of Operations in gain (loss) on derivatives.

The following table provides quantitative information about our Level 3 unobservable inputs at June 30, 2016:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil collars	$(151)	Discounted cash flow	Forward commodity price curve	$0.07 - $5.31
Oil three-way collars	$301	Discounted cash flow	Forward commodity price curve	$0.00 - $6.35
Natural gas collar	$(3,253)	Discounted cash flow	Forward commodity price curve	$0.00 - $0.90
Natural gas three-way collars	$(1,658)	Discounted cash flow	Forward commodity price curve	$0.00 - $0.51
 _______________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars and three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Based on our valuation at June 30, 2016, we determined that risk of non-performance by our counterparties was immaterial.

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

At June 30, 2016, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreement approximates its fair value and at June 30, 2016 and December 31, 2015 was $236.0 million and $281.0 million, respectively. This debt would be classified as Level 2.

The carrying amounts of long-term debt, net of unamortized discount and debt issuance costs, associated with the Notes reported in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 were $639.1 million and $638.0 million, respectively. We estimate the fair value of these Notes using quoted marked prices at June 30, 2016 and December 31, 2015 were $505.4 million and $455.5 million, respectively. These Notes would be classified as Level 2.

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

NOTE 12 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services within the energy industry:

•	Oil and natural gas,

•	Contract drilling, and

•	Mid-stream

Our oil and natural gas segment is engaged in the development, acquisition, and production of oil, NGLs, and natural gas properties. The contract drilling segment is engaged in the land contract drilling of oil and natural gas wells and the mid-stream segment is engaged in the buying, selling, gathering, processing, and treating of natural gas and NGLs.

We evaluate each segment’s performance based on its operating income, which is defined as operating revenues less operating expenses and depreciation, depletion, amortization, and impairment. We have no oil and natural gas production outside the United States.

The following table provides certain information about the operations of each of our segments:

	Three Months Ended June 30, 2016
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$69,190	$—	$—	$—	$—	$69,190
Contract drilling	—	24,257	—	—	—	24,257
Gas gathering and processing	—	—	56,533	—	(11,675)	44,858
Total revenues	69,190	24,257	56,533	—	(11,675)	138,305
Expenses:
Oil and natural gas:
Operating costs	35,555	—	—	—	(2,224)	33,331
Depreciation, depletion, and amortization	30,411	—	—	—	—	30,411
Impairment of oil and natural gas properties	74,291	—	—	—	—	74,291
Contract drilling:
Operating costs	—	19,254	—	—	—	19,254
Depreciation	—	10,918	—	—	—	10,918
Gas gathering and processing:
Operating costs	—	—	41,832	—	(9,451)	32,381
Depreciation and amortization	—	—	11,515	—	—	11,515
Total expenses	140,257	30,172	53,347	—	(11,675)	212,101
Total operating income (loss) (1)	(71,067)	(5,915)	3,186	—	—	(73,796)
General and administrative expense	—	—	—	(8,382)	—	(8,382)
Gain (loss) on disposition of assets	(324)	815	—	(14)	—	477
Loss on derivatives	—	—	—	(22,672)	—	(22,672)
Interest expense, net	—	—	—	(10,606)	—	(10,606)
Other	—	—	—	1	—	1
Income (loss) before income taxes	$(71,391)	$(5,100)	$3,186	$(41,673)	$—	$(114,978)
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, (gain) loss on disposition of assets, loss on derivatives, interest expense, other income (loss), or income taxes.

	Three Months Ended June 30, 2015
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$107,256	$—	$—	$—	$—	$107,256
Contract drilling	—	60,813	—	—	(5,798)	55,015
Gas gathering and processing	—	—	69,163	—	(16,987)	52,176
Total revenues	107,256	60,813	69,163	—	(22,785)	214,447
Expenses:
Oil and natural gas:
Operating costs	47,179	—	—	—	(1,207)	45,972
Depreciation, depletion, and amortization	68,101	—	—	—	—	68,101
Impairment of oil and natural gas properties	410,536	—	—	—	—	410,536
Contract drilling:
Operating costs	—	41,746	—	—	(5,261)	36,485
Depreciation	—	13,265	—	—	—	13,265
Impairment of contract drilling properties	—	8,314	—	—	—	8,314
Gas gathering and processing:
Operating costs	—	—	56,372	—	(15,780)	40,592
Depreciation and amortization	—	—	10,848	—	—	10,848
Total expenses	525,816	63,325	67,220	—	(22,248)	634,113
Total operating income (loss)(1)	(418,560)	(2,512)	1,943	—	(537)	(419,666)
General and administrative expense	—	—	—	(9,624)	—	(9,624)
Gain (loss) on disposition of assets	—	(50)	465	—	—	415
Loss on derivatives	—	—	—	(1,919)	—	(1,919)
Interest expense, net	—	—	—	(7,956)	—	(7,956)
Other	—	—	—	24	—	24
Income (loss) before income taxes	$(418,560)	$(2,562)	$2,408	$(19,475)	$(537)	$(438,726)
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, loss on derivatives, interest expense, other income (loss), or income taxes.

	Six Months Ended June 30, 2016
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$127,464	$—	$—	$—	$—	$127,464
Contract drilling	—	62,967	—	—	—	62,967
Gas gathering and processing	—	—	105,578	—	(21,520)	84,058
Total revenues	127,464	62,967	105,578	—	(21,520)	274,489
Expenses:
Oil and natural gas:
Operating costs	70,361	—	—	—	(3,684)	66,677
Depreciation, depletion, and amortization	62,243	—	—	—	—	62,243
Impairment of oil and natural gas properties	112,120	—	—	—	—	112,120
Contract drilling:
Operating costs	—	47,352	—	—	—	47,352
Depreciation	—	23,113	—	—	—	23,113
Gas gathering and processing:
Operating costs	—	—	81,283	—	(17,836)	63,447
Depreciation and amortization	—	—	22,974	—	—	22,974
Total expenses	244,724	70,465	104,257	—	(21,520)	397,926
Total operating income (loss)(1)	(117,260)	(7,498)	1,321	—	—	(123,437)
General and administrative expense	—	—	—	(17,097)	—	(17,097)
Gain (loss) on disposition of assets	(324)	1,316	(302)	(21)	—	669
Loss on derivatives	—	—	—	(11,743)	—	(11,743)
Interest expense, net	—	—	—	(20,223)	—	(20,223)
Other	—	—	—	(14)	—	(14)
Income (loss) before income taxes	$(117,584)	$(6,182)	$1,019	$(49,098)	$—	$(171,845)
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, loss on derivatives, interest expense, other income (loss), or income taxes.

	Six Months Ended June 30, 2015
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$213,325	$—	$—	$—	$—	$213,325
Contract drilling	—	165,751	—	—	(15,659)	150,092
Gas gathering and processing	—	—	142,967	—	(36,838)	106,129
Total revenues	213,325	165,751	142,967	—	(52,497)	469,546
Expenses:
Oil and natural gas:
Operating costs	93,560	—	—	—	(2,377)	91,183
Depreciation, depletion, and amortization	145,219	—	—	—	—	145,219
Impairment of oil and natural gas properties	811,129	—	—	—	—	811,129
Contract drilling:
Operating costs	—	100,443	—	—	(12,212)	88,231
Depreciation	—	28,278	—	—	—	28,278
Impairment of contract drilling properties	—	8,314	—	—	—	8,314
Gas gathering and processing:
Operating costs	—	—	119,228	—	(34,461)	84,767
Depreciation and amortization	—	—	21,542	—	—	21,542
Total expenses	1,049,908	137,035	140,770	—	(49,050)	1,278,663
Total operating income (loss) (1)	(836,583)	28,716	2,197	—	(3,447)	(809,117)
General and administrative expense	—	—	—	(18,994)	—	(18,994)
Gain on disposition of assets	—	495	465	—	—	960
Gain on derivatives	—	—	—	4,667	—	4,667
Interest expense, net	—	—	—	(15,196)	—	(15,196)
Other	—	—	—	22	—	22
Income (loss) before income taxes	$(836,583)	$29,211	$2,662	$(29,501)	$(3,447)	$(837,658)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) provides you with an understanding of our operating results and financial condition by focusing on changes in certain key measures from year to year or period to period. We have organized MD&A into the following sections:

•	General;

•	Business Outlook;

•	Executive Summary;

•	Financial Condition and Liquidity;

•	New Accounting Pronouncements; and

•	Results of Operations.

Please read the information in our most recent Annual Report on Form 10-K in connection with your review of the information below as well as our unaudited condensed consolidated financial statements and related notes.

Unless otherwise indicated or required by the content, when used in this report the terms “company,” “Unit,” “us,” “our,” “we,” and “its” refer to Unit Corporation or, as appropriate, one or more of its subsidiaries.

General

We operate, manage, and analyze the results of our operations through that of our three principal business segments:

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

Business Outlook

As discussed in other parts of this report, our success depends, to a large degree, on the prices we receive for our oil and natural gas production, the demand for oil and natural gas, as well as, the demand for our drilling rigs which, in turn, influences the amounts we can charge for those drilling rigs. While our operations are located within the United States, events outside the United States affect us and our industry.

Deteriorating commodity prices worldwide during the past 20 or so months brought about significant adverse changes affecting our industry and us. These lower commodity prices caused us (and other oil and gas companies) to reduce (or even stop) our level of drilling activity and spending. When drilling activity and spending decline for extended periods of time the rates for and the number of our drilling rigs working also tend to decline. In addition, sustained lower commodity prices can impact the liquidity condition of some of our industry partners and customers, which, in turn, could limit their ability to meet their financial obligations to us.

It is uncertain how long the current depressed commodity prices will continue. As noted elsewhere in this report, those prices are subject to a number of factors most of which we cannot control.

The impact on our business and financial results from the reduction in oil, NGLs, and natural gas prices has had a number of consequences for us, including:

•
We incurred non-cash ceiling test write-downs in the first six months of 2016 of $112.1 million ($69.8 million net of tax). It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these factors and inherent limitations, if we hold these factors constant as they existed on July 1, 2016 and only adjusted the 12-month average price to an estimated second quarter ending average (holding July 2016 prices constant for the remaining two months of the third quarter of 2016), we would not expect to recognize an impairment in the third quarter of 2016. Commodity prices remain volatile and have recently trended downward and should that trend continue it could negatively impact the 12-month average price and the potential for an impairment in the third quarter.

•	We have reduced the number of gross wells we plan to drill in 2016 by approximately 57-66% from the number drilled in 2015 due to reduced cash flow resulting from lower commodity prices.

•
Several of our drilling rig customers significantly reduced their drilling budgets, which have reduced the average utilization of our drilling rig fleet. At December 31, 2015, we had 26 drilling rigs operating and at July 22, 2016, that number was 16. We are starting to see a small increase in rig activity in the third quarter.

•
Due to the low NGLs prices, we are operating our mid-stream processing facilities in full ethane rejection mode which reduces the amount of liquids sold. As long as NGLs prices continue to be depressed, we expect to continue operating in full ethane rejection mode. As low commodity prices continue, we expect the reductions in drilling activity around our systems will reduce the number of new wells available to connect to our systems thus resulting in lower processed volumes as production from connected wells naturally decline.

•
Under the third amendment to our credit agreement entered into on April 8, 2016, the lenders decreased our borrowing base from $550.0 million to $475.0 million. Our commitment under the credit agreement also decreased from $500.0 million to $475.0 million. At July 22, 2016, borrowings were $238.6 million. We believe our liquidity is adequate to carry out our 2016 capital plans.

We have reduced our total 2016 capital budget by a range of approximately 59-65% as compared to 2015, excluding acquisitions and ARO liability. The budget is designed to keep our capital expenditures below our anticipated cash flow and proceeds from any non-core asset sales and is based on realized prices for the year of $34.57 per barrel of oil, $8.01 per barrel of NGLs, and $2.24 per Mcf of natural gas. We may periodically adjust our budget for various reasons including changes in commodity prices and industry conditions. Funding for the budget will come primarily from our cash flow, possible non-core asset sales, and, if necessary, borrowings under our credit agreement.

In response to lower commodity prices we did the following during the first six months of 2016:

•	Consolidated from five to two the number of divisions within our drilling segment further reducing the costs associated with operating the divisions.

•
Designed the higher end of our 2016 exploration and production segment budget so the majority of those proposed expenditures would be in the latter part of the year allowing us to take into account future commodity price movement before we actually incur those expenditures.

•	Implemented certain reductions in our office and field workforces to account for the reduction in our operating activities as well as reducing the compensation paid to drilling personnel.

•	Through June 30, 2016, we have sold non-core oil and gas properties for approximately $43.6 million with most of the proceeds being used to pay down borrowings under our bank credit agreement.

Executive Summary

Oil and Natural Gas

Second quarter 2016 production from our oil and natural gas segment was 4,359,000 barrels of oil equivalent (Boe), a decrease of 3% and 14% from the first quarter of 2016 and the second quarter of 2015, respectively. This decrease was primarily due to natural declines in production with minimal replacement in production from new wells due to our reduced drilling activity resulting from lower commodity prices.

Second quarter 2016 oil and natural gas revenues increased 19% over the first quarter of 2016 and decreased 36% from the second quarter of 2015. The increase over first quarter of 2016 was due primarily to higher oil and NGLs prices offset partially from lower production volumes and lower natural gas prices. The decrease from the second quarter of 2015 was due primarily to lower commodity prices and to a lesser extent from lower production volumes.

Our oil prices for the second quarter of 2016 increased 28% over the first quarter of 2016 and decreased 25% from the second quarter of 2015. Our NGLs prices increased 73% over the first quarter of 2016 and decreased 6% from the second quarter of 2015. Our natural gas prices decreased 4% from the first quarter of 2016 and decreased 33% from the second quarter of 2015.

Operating cost per Boe produced for the second quarter of 2016 increased 4% over the first quarter of 2016 and decreased 16% from the second quarter of 2015. The increase over the first quarter of 2016 was primarily due to higher gross production taxes due to fewer gross production tax credits. The decrease from the second quarter of 2015 was primarily due to lower lease operating expenses, saltwater disposal expense, and general and administrative expenses.

At June 30, 2016, we had the following derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul’16 – Dec’16	Natural gas – swap	45,000 MMBtu/day	$2.596	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	10,000 MMBtu/day	$3.025	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jul’16 – Dec'16	Natural gas – collar	42,000 MMBtu/day	$2.40 - $2.88	IF – NYMEX (HH)
Jan’17 – Oct'17	Natural gas – collar	10,000 MMBtu/day	$2.75 - $2.95	IF – NYMEX (HH)
Jul’16 – Dec'16	Natural gas – three-way collar	13,500 MMBtu/day	$2.70 - $2.20 - $3.26	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jul’16 – Sep'16	Crude oil – swap	1,000 Bbl/day	$48.45	WTI – NYMEX
Jul’16 – Sep'16	Crude oil – collar	2,450 Bbl/day	$44.44 - $52.46	WTI – NYMEX
Oct’16 – Dec'16	Crude oil – collar	1,450 Bbl/day	$47.50 - $56.40	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar	700 Bbl/day	$46.50 - $35.00 - $57.00	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar (1)	700 Bbl/day	$47.50 - $35.00 - $63.50	WTI – NYMEX
Jan’17 – Dec'17	Crude oil – three-way collar	750 Bbl/day	$50.00 - $37.50 - $63.90	WTI – NYMEX
_______________________

(1)	We pay our counterparty a premium, which can be and is being deferred until settlement.

After June 30, 2016, we entered into the following derivatives:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan’17 – Oct'17	Natural gas – collar	10,000 MMBtu/day	$3.00 - $3.24	IF – NYMEX (HH)

For the six months ended June 30, 2016, we completed drilling 13 gross wells (7.65 net wells). For all of 2016, we plan to participate in the drilling of approximately 20-25 gross wells. Excluding acquisitions and ARO liability, our estimated 2016 capital expenditures for this segment range from $109.0 to $131.0 million. Our current 2016 production guidance is approximately 16.9 to 17.4 MMBoe, a decrease of 13% to 16% from 2015, although actual results continue to be subject to many factors.

Contract Drilling

The average number of drilling rigs we operated in the second quarter of 2016 was 13.5 compared to 20.6 and 30.7 in the first quarter of 2016 and the second quarter of 2015, respectively. Late in the fourth quarter of 2014, the number of our drilling rigs operating started to decline and has continued to decline through the first six months of 2016 because of lower commodity prices and operators reducing their drilling budgets. As of June 30, 2016, 16 of our drilling rigs were operating.

Revenue for the second quarter of 2016 decreased 37% and 56% from the first quarter of 2016 and the second quarter of 2015, respectively. The decreases were due primarily to fewer drilling rigs operating.

Dayrates for the second quarter of 2016 averaged $18,585, a 1% increase over the first quarter of 2016 and a 7% decrease from the second quarter of 2015. The decrease from the second quarter of 2015 was primarily due to downward pressure on dayrates from lower demand.

Operating costs for the second quarter of 2016 decreased 31% and 47% from the first quarter of 2016 and the second quarter of 2015, respectively. The decreases were due primarily to fewer drilling rigs operating.

Almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The continued low commodity prices for oil and natural gas has changed demand for drilling rigs. These factors affect the demand and mix of the type of drilling rigs used by our customers and that demand will impact our future dayrates.

As of June 30, 2016, we had five term drilling contracts with original terms ranging from six months to three years. One of these contracts is up for renewal in the fourth quarter of 2016 and four are up for renewal in 2017. Term contracts may contain a fixed rate for the duration of the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts have opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. During the second quarter of 2016, we recorded $0.4 million in early termination fees compared to $2.6 million in the first quarter of 2016 and $1.6 million in the second quarter of 2015.

As of June 30, 2016, seven of our eight BOSS drilling rigs were under contract. Currently, we do not have any contracts to build additional BOSS drilling rigs. Our anticipated 2016 capital expenditures for this segment range from $9.0 million to $11.0 million, an 87-89% decrease from 2015.

Mid-Stream

Second quarter 2016 liquids sold per day increased 2% over the first quarter of 2016 and decreased 11% from the second quarter of 2015. The increase over the first quarter of 2016 was due to recovering more liquids at certain processing facilities. The decrease from the second quarter of 2015 was due to less volume to process at our plants. For the second quarter of 2016, gas processed per day decreased 3% from the first quarter of 2016 and decreased 13% from the second quarter of 2015. The decreases were primarily due to declines in existing volumes and fewer new wells connected. For the second quarter of 2016, gas gathered per day increased 15% over the first quarter of 2016 and increased 21% over the second quarter of 2015. The increases were primarily from additional wells added to our Pittsburgh Mills gathering system.

NGLs prices in the second quarter of 2016 increased 38% over the prices received in the first quarter of 2016 and were essentially unchanged from the prices received in the second quarter of 2015. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those commodity-based contracts fluctuate based on the price of NGLs.

Total operating cost for our mid-stream segment for the second quarter of 2016 increased 4% over the first quarter of 2016 and decreased 20% from the second quarter of 2015. Second quarter of 2016 costs were higher than the first quarter of 2016 due to higher gas purchase prices while second quarter of 2016 versus second quarter of 2015 was lower due to lower gas purchase prices and lower purchase volumes along with lower general and administrative and field direct expenses.

At our Hemphill Texas system, for the second quarter of 2016, our total throughput volume averaged 69.3 MMcf per day and our total production of natural gas liquids was approximately 172,200 gallons per day. At this processing facility we have the capacity to process 135 MMcf per day through three processing skids. During the second quarter, we connected one new- long lateral well to this system.

At our Bellmon processing facility located in the Mississippian play in north central Oklahoma, our total throughput volume averaged approximately 34 MMcf per day for the second quarter of 2016. Additionally, during the second quarter, we increased our natural gas liquids volume to approximately 130,800 gallons per day. After minor modifications to our gathering system, we have been receiving additional volumes from third party producers since the first of this year. During the first six months of 2016, we connected 15 additional wells to this gathering system. At this processing facility we have two processing skids available that provide total processing capacity of 90 MMcf per day.

At our Segno gathering facility located Southeast Texas, our average transported volume increased to over 90 MMcf per day for the second quarter of 2016. Since the first of this year, we connected three new wells to this gathering system. With the completion of the GAP pipeline extension project, our total gathering capacity has increased to 120 MMcf per day for this system.

In the Appalachian region, at our Pittsburgh Mills gathering system, our average throughput volume continues to increase. During the second quarter of 2016 the total throughput volume increased to approximately 142.5 MMcf per day. Since the beginning of this year we have connected three new well pads with a total of 12 new wells to this gathering system. In June, we connected the Thompson well pad which included two new wells. The Thompson well pad is located on the northern end of our system and delivers gas into NiSource’s Big Pine system. We have completed construction of a pipeline to connect our next well pad which is the Belo pad. There are six wells located on this pad and it was connected and began flowing gas in July.

Also in the Appalachian area at our Snow Shoe gathering system, since the first of this year, we have connected three well pads that have a total of six wells. Our average throughput volume for the second quarter of 2016 has increased to approximately 14 MMcf per day. During the second quarter, we connected one new well pad that had three wells which began flowing in April. We have completed preliminary construction of the Snow Shoe compressor station but we will not complete the compressor station until compression services are required.

Our estimated 2016 capital expenditures for this segment range from $22.0 million to $24.0 million.

Financial Condition and Liquidity

Summary

Our financial condition and liquidity depends on the cash flow from our operations and borrowings under our credit agreement. The amount of our cash flow is based primarily on:

•	the amount of natural gas, oil, and NGLs we produce;

•	the prices we receive for our natural gas, oil, and NGLs production;

•	the demand for and the dayrates we receive for our drilling rigs; and

•	the fees and margins we obtain from our natural gas gathering and processing contracts.

We currently believe we will have sufficient cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next twelve months. Our ability to meet our debt covenants (under our credit agreement as well as our 2011 Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory, and other factors. For example, lower oil, natural gas, and NGLs prices since the last borrowing base determination under our credit agreement could result in a reduction of the borrowing base and therefore reduce or limit our ability to incur indebtedness. As a result, we monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues, and work with our lenders to address those issues, if any, ahead of time.

As part of our efforts to manage liquidity risks, we have lowered our capital expenditures budget, focused our drilling program on our highest return plays, and continue to explore opportunities to divest non-core assets and properties. During the first six months, we sold non-core oil and gas properties for approximately $43.6 million using most of the proceeds to pay down borrowings under our bank credit agreement. If necessary, we could sell other non-core assets and use the proceeds to further reduce our outstanding borrowings.

	Six Months Ended June 30,		% Change (1)
	2016	2015
	(In thousands except percentages)
Net cash provided by operating activities	$132,716	$257,606	(48)%
Net cash used in investing activities	(77,386)	(366,442)	(79)%
Net cash (used in) provided by financing activities	(55,191)	108,626	(151)%
Net increase (decrease) in cash and cash equivalents	$139	$(210)

Cash Flows from Operating Activities

Our operating cash flow is primarily influenced by the prices we receive for our oil, NGLs, and natural gas production, the quantity of oil, NGLs, and natural gas we produce, settlements of derivative contracts, and third-party demand for our drilling rigs and mid-stream services and the rates we obtain for those services. Our cash flows from operating activities are also impacted by changes in working capital.

Net cash provided by operating activities in the first six months of 2016 decreased by $124.9 million from the first six months of 2015. The decrease was the result of lower revenues resulting from lower commodity prices, lower drilling rig utilization, and by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities decreased by $289.1 million for the first six months of 2016 compared to the first six months of 2015. The change was due primarily to a decrease in capital expenditures and an increase in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows (used in) provided by financing activities decreased by $163.8 million for the first six months of 2016 compared to the first six months of 2015. This decrease was primarily due to the payback of borrowings under our credit agreement.

At June 30, 2016, we had unrestricted cash totaling $1.0 million and had borrowed $236.0 million of the $475.0 million we had elected to then have available under our credit agreement. Our credit agreement is used primarily for working capital and capital expenditures.

The following is a summary of certain financial information as of June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015:

	June 30,		% Change(1)
	2016	2015
	(In thousands except percentages)
Working capital	$(57,463)	$(11,366)	NM
Long-term debt less debt issuance costs	$875,051	$917,447	(5)%
Shareholders’ equity	$1,211,221	$1,823,600	(34)%
Net loss	$(113,285)	$(522,743)	(78)%
_______________________

(1)	NM - A percentage calculation is not meaningful due to a zero-value denominator or a percentage greater than 200.

The following table summarizes certain operating information:

	Six Months Ended
	June 30,		% Change
	2016	2015
Oil and Natural Gas:
Oil production (MBbls)	1,559	2,046	(24)%
NGLs production (MBbls)	2,485	2,615	(5)%
Natural gas production (MMcf)	28,977	33,064	(12)%
Average oil price per barrel received	$36.88	$51.73	(29)%
Average oil price per barrel received excluding derivatives	$34.77	$48.13	(28)%
Average NGLs price per barrel received	$8.90	$10.37	(14)%
Average NGLs price per barrel received excluding derivatives	$8.90	$10.37	(14)%
Average natural gas price per Mcf received	$1.83	$2.80	(35)%
Average natural gas price per Mcf received excluding derivatives	$1.52	$2.39	(36)%
Contract Drilling:
Average number of our drilling rigs in use during the period	17.1	40.4	(58)%
Total number of drilling rigs owned at the end of the period	94	94	—%
Average dayrate	$18,468	$20,032	(8)%
Mid-Stream:
Gas gathered—Mcf/day	411,671	348,666	18%
Gas processed—Mcf/day	164,333	187,592	(12)%
Gas liquids sold—gallons/day	525,824	584,389	(10)%
Number of natural gas gathering systems	26	27	(4)%
Number of processing plants	14	13	8%

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $57.5 million and $11.4 million as of June 30, 2016 and 2015, respectively. This is primarily from the change in value of remaining derivatives outstanding and lower accounts receivable due to lower revenues partially offset by the timing of accounts payable associated with our capital expenditures. Our credit agreement is used primarily for working capital and capital expenditures. At June 30, 2016, we had borrowed $236.0 million of the $475.0 million available under our credit agreement. The effect of our derivative contracts decreased working capital by $9.6 million as of June 30, 2016 and increased working capital by $14.6 million as of June 30, 2015.

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

Based on our first six months of 2016 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $464,000 per month ($5.6 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first six months of 2016 was $1.83 compared to $2.80 for the first six months of 2015. Based on our first six months of 2016 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $252,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $399,000 per month ($4.8 million annualized) change in our pre-tax operating cash flow. In the first six months of 2016, our average oil price per barrel received, including the effect of derivatives, was $36.88 compared with an average oil price, including the effect of derivatives, of $51.73 in the first six months of 2015 and our first six months of 2016 average NGLs price per barrel received was $8.90 compared with an average NGLs price per barrel of $10.37 in the first six months of 2015.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. Price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our credit agreement since that determination is based mainly on the value of our oil, NGLs, and natural gas reserves. A reduction could limit our ability to carry out our planned capital projects. In the first quarter of 2016, the unamortized cost of our oil and gas properties exceeded the ceiling of our proved oil, NGLs, and natural gas reserves. As a result, we recorded a non-cash ceiling test write down of $37.8 million pre-tax ($23.5 million, net of tax). During the second quarter of 2016, the 12-month average commodity prices decreased further, resulting in a non-cash ceiling test write-down of $74.3 million pre-tax ($46.3 million, net of tax). At June 30, 2016, the 12-month average unescalated prices were $43.12 per barrel of oil, $17.79 per barrel of NGLs, and $2.24 per Mcf of natural gas, then adjusted for price differentials.

It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these factors and inherent limitations, if we hold these factors constant as they existed on July 1, 2016 and only adjusted the 12-month average price to an estimated second quarter ending average (holding July 2016 prices constant for the remaining two months of the third quarter of 2016), we would not expect to recognize an impairment in the third quarter of 2016. Commodity prices remain volatile and have recently trended downward and should that trend continue it could negatively impact the 12-month average price and the potential for an impairment in the third quarter.

Given the uncertainty associated with the factors used in calculating our estimate of both our future period ceiling test write-down and the decrease in our undeveloped reserves, these estimates should not necessarily be construed as indicative of our future development plans or financial results.

Price declines can also adversely affect future semi-annual determinations of the amount we can borrow under our credit agreement since that determination is based mainly on the value of our oil, NGLs, and natural gas reserves. Such a reduction could limit our ability to carry out our planned capital projects. Under the third amendment to our credit agreement entered into on April 8, 2016, the lenders decreased our borrowing base from $550.0 million to $475.0 million. Our commitment under the credit agreement decreased from $500.0 million to $475.0 million.

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

Almost all of our working drilling rigs  are drilling horizontal or directional wells for oil and NGLs. The continued low commodity price environment for oil and natural gas has changed demand for drilling rigs.  These factors affect the demand and mix of the type of drilling rigs used by our customers and that demand will have an impact on our future dayrates. For the first six months of 2016, our average dayrate was $18,468 per day compared to $20,032 per day for the first six months of 2015. The average number of our drilling rigs used in the first six months of 2016 was 17.1 drilling rigs compared with 40.4 drilling rigs in the first six months of 2015. Based on the average utilization of our drilling rigs during the first six months of 2016, a $100 per day change in dayrates has a $1,710 per day ($0.6 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with acquiring an ownership interest in the property. In those cases, revenues and expenses for those drilling services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We did not eliminate any revenue in our contract drilling segment for the first six months of 2016 and the oil and gas segment did not use any of our rigs in the second quarter. Our oil and natural gas segment to incur the majority of its drilling capital expenditures in the latter part of the year thus allowing us to take into account future commodity price movement before those expenditures are incurred. For the first six months of 2015, we eliminated revenue of $15.7 million from our contract drilling segment and eliminated the associated operating expense of $12.2 million, yielding $3.5 million as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 14 processing plants, 26 gathering systems, and approximately 1,450 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. Besides serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs and serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first six months of 2016 and 2015, our mid-stream operations purchased $16.4 million and $33.0 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $5.1 million and $3.8 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 411,671 Mcf per day in the first six months of 2016 compared to 348,666 Mcf per day in the first six months of 2015. It processed an average of 164,333 Mcf per day in the first six months of 2016 compared to 187,592 Mcf per day in the first six months of 2015. The amount of NGLs sold was 525,824 gallons per day in the first six months of 2016 compared to 584,389 gallons per day in the first six months of 2015. Gas gathering volumes per day in the first six months of 2016 increased 18% compared to the first six months of 2015 primarily from additional wells added to our Pittsburgh Mills gathering system. Processed volumes for the first six months of 2016 decreased 12% from the first six months of 2015 due to declines in existing wells in our systems where we process gas combined with few replacement wells due to decreased drilling activity by operators in those areas. NGLs sold decreased 10% from the comparative period due to less volume to process at our plants.

Our Credit Agreement and Senior Subordinated Notes

Credit Agreement. On April 8, 2016, we amended our Senior Credit Agreement (credit agreement) scheduled to mature on April 10, 2020. The amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $875.0 million. Our elected commitment amount is $475.0 million. Our borrowing base is $475.0 million. We are charged a commitment fee of 0.50% on the amount available but not borrowed. The fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. We paid $1.0 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. With the new amendment, we pledged the following collateral: (a) 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties and (b) 100% of our ownership interest in our midstream affiliate, Superior Pipeline Company, L.L.C.

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At June 30, 2016 and July 22, 2016, borrowings were $236.0 million and $238.6 million, respectively.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production, and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets, (c) issuance of standby letters of credit, (d) contract drilling services and acquisition of contract drilling equipment, and (e) general corporate purposes.

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

As of June 30, 2016, we were in compliance with the covenants in the credit agreement.

6.625% Senior Subordinated Notes. We have an aggregate principal amount of $650.0 million, 6.625% senior subordinated notes (the Notes) outstanding. Interest on the Notes is payable semi-annually (in arrears) on May 15 and November 15 of each year. The Notes will mature on May 15, 2021. In issuing the Notes, we incurred fees of $14.7 million that are being amortized as debt issuance cost over the life of the Notes.

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms of and providing for the issuance of the Notes. The Guarantors are most of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

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

On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of June 30, 2016.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances involved, all of which provide us with flexibility in deciding when and if to incur these costs. We completed drilling 13 gross wells (7.65 net wells) in the first six months of 2016 compared to 33 gross wells (21.85 net wells) in the first six months of 2015. Capital expenditures for oil and gas properties on the full cost method for the first six months of 2016 by this segment, excluding a $28.9 million reduction in the ARO liability, totaled $76.2 million. Capital expenditures for the first six months of 2015, excluding a $6.0 million reduction in the ARO liability, totaled $167.6 million.

Currently we plan to participate in drilling approximately 20 to 25 gross wells in 2016 and our total estimated capital expenditures (excluding any possible acquisitions) for this segment range from approximately $109.0 million to $131.0 million. Whether we can drill the full number of wells planned depends on several factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the second quarter of 2015, we recorded a write-down of approximately $8.3 million pre-tax on drilling equipment that was being held for sale.

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

Our estimated 2016 capital expenditures for this segment range from $9.0 million to $11.0 million. At June 30, 2016, we had commitments to purchase approximately $4.8 million for drilling equipment over the next two years. We have spent $5.2 million for capital expenditures during the first six months of 2016, compared to $70.1 million for capital expenditures, including $53.8 million for the BOSS drilling rigs, during the first six months of 2015.

Mid-Stream Acquisitions and Capital Expenditures. At our Hemphill Texas system, for the second quarter of 2016, our total throughput volume averaged 69.3 MMcf per day and our total production of natural gas liquids was approximately 172,200 gallons per day. At this processing facility we have the capacity to process 135 MMcf per day through three processing skids. During the second quarter, we connected one new long lateral well to this system.

At our Bellmon processing facility located in the Mississippian play in north central Oklahoma, our total throughput volume averaged approximately 34 MMcf per day for the second quarter of 2016. Additionally, during the second quarter, we increased our natural gas liquids volume to approximately 130,800 gallons per day. After minor modifications to our gathering system, we have been receiving additional volumes from third party producers since the first of this year. During the first six months of 2016, we connected 15 additional wells to this gathering system. At this processing facility we have two processing skids available that provide total processing capacity of 90 MMcf per day.

At our Segno gathering facility located Southeast Texas, our average transported volume increased to over 90 MMcf per day for the second quarter of 2016. Since the first of this year, we connected three new wells to this gathering system. With the completion of the GAP pipeline extension project, our total gathering capacity has increased to 120 MMcf per day for this system.

In the Appalachian region, at our Pittsburgh Mills gathering system, our average throughput volume continues to increase. During the second quarter of 2016 the total throughput volume increased to approximately 142.5 MMcf per day. Since the beginning of this year we have connected three new well pads with a total of 12 new wells to this gathering system. In June, we connected the Thompson well pad which included two new wells. The Thompson well pad is located on the northern end of our system and delivers gas into NiSource’s Big Pine system. We have completed construction of a pipeline to connect our next well pad which is the Belo pad. There are six wells located on this pad and it was connected and began flowing gas in July.

Also in the Appalachian area at our Snow Shoe gathering system, since the first of this year, we have connected three well pads that have a total of six wells. Our average throughput volume for the second quarter of 2016 has increased to approximately 14 MMcf per day. During the second quarter, we connected one new well pad that had three wells which began flowing in April. We have completed preliminary construction of the Snow Shoe compressor station but we will not complete the compressor station until compression services are required.

During the first six months of 2016, our mid-stream segment incurred $8.5 million in capital expenditures as compared to $24.3 million in the first six months of 2015. For 2016, our estimated capital expenditures range from $22.0 million to $24.0 million.

Contractual Commitments

At June 30, 2016, we had certain contractual obligations including:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$1,130,532	$52,231	$104,463	$973,838	$—
Operating leases (2)	4,411	3,095	1,172	144	—
Capital lease interest and maintenance(3)	10,815	2,548	4,647	3,603	17
Drill pipe, drilling components, and equipment purchases (4)	4,762	2,819	1,943	—	—
Enterprise Resource Planning software obligations (5)	1,436	950	486	—	—
Total contractual obligations	$1,151,956	$61,643	$112,711	$977,585	$17
_______________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our June 30, 2016 interest rates of 6.625% for the Notes and 3.9% for the credit agreement. Our credit agreement has a maturity date of April 10, 2020.

(2)
We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $8.5 million and $2.3 million, respectively.

(4)	We have committed to pay $4.8 million for drilling rig components, drill pipe, and related equipment over the next two years.

(5)	We have committed to pay $0.9 million for Enterprise Resource Planning software and $0.5 million for maintenance for one year following implementation.

At June 30, 2016, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$4,430	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$6,386	$3,897	Unknown	Unknown	Unknown
Asset retirement liability (3)	$70,926	$3,523	$43,062	$6,301	$18,040
Gas balancing liability (4)	$3,805	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$15,258	$6,959	$3,319	$1,264	$3,716
Capital leases obligations (7)	$20,710	$3,620	$7,690	$9,238	$162
Other	$410	Unknown	$410	Unknown	Unknown
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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2011. One of our subsidiaries serves as the general partner of each of these programs. Effective December 31, 2014, The Unit 1984 Oil and Gas Limited Partnership dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of $8,000 during the first six months of 2015 but did not have any for the first six months of 2016.

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

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At June 30, 2016, based on our second quarter 2016 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Q3	Q4
	2016	2016	2017	2018
Daily oil production	58%	34%	9%	—%
Daily natural gas production	63%	63%	52%	6%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our June 30, 2016 evaluation, we believe the risk of non-performance by our counterparties is not material. At June 30, 2016, the fair values of the net liabilities we had with each of the counterparties to our commodity derivative transactions are as follows:

June 30, 2016
(In millions)
Bank of Montreal	$(6.2)
Canadian Imperial Bank of Commerce	(3.4)
Bank of America Merrill Lynch	(1.8)
Scotiabank	(1.7)
Total liabilities	$(13.1)

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At June 30, 2016, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative liabilities of $9.7 million and $3.4 million, respectively. At June 30, 2015, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $14.6 million and $0.1 million, respectively.

For our economic hedges any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Unaudited Condensed Consolidated Statements of Operations. These gains (losses) at June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Gain (loss) on derivatives:
Gain (loss) on derivatives, included are amounts settled during the period of $5,052, $10,070, $12,192, and $21,082, respectively	$(22,672)	$(1,919)	$(11,743)	$4,667
	$(22,672)	$(1,919)	$(11,743)	$4,667

Stock and Incentive Compensation

During the first six months of 2016, we granted awards covering 728,951 shares of restricted stock. These awards had an estimated fair value as of their grant date of $4.2 million. Compensation expense will be recognized over the three year vesting periods, and during the six months of 2016, we recognized $0.6 million in compensation expense and capitalized $0.1 million for these awards. During the first six months of 2016, we recognized compensation expense of $5.3 million for all of our restricted stock, stock options, and SAR grants and capitalized $1.2 million of compensation cost for oil and natural gas properties.

During the first six months of 2015 we granted awards covering 750,290 shares of restricted stock. These awards had an estimated fair value as of their grant date of $24.5 million. Compensation expense will be recognized over the three year vesting periods, and during the six months of 2015, we recognized $3.6 million in compensation expense and capitalized $0.8 million for these awards. During the first six months of 2015, we recognized compensation expense of $9.1 million for all of our restricted stock, stock options, and SAR grants and capitalized $1.9 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 15 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For each of the first six months of 2016 and 2015, the total we received for all of these fees was $0.2 million. Our proportionate share of assets, liabilities, and net income (loss) relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. We do not believe the amendments will have a material impact on our financial statements.

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

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments will require current deferred tax assets to be combined with noncurrent deferred tax assets. We do not believe the amendments will have a material impact on our financial statements.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The FASB has issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB has also issued ASU 2015-15. The amendments in this ASU allow an entity to defer and present debt issuance cost as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have maintained debt issuance costs associated with our credit agreement as an asset and amortize these fees over the life of the credit agreement. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have adopted these amendments during the first quarter of 2016. Previously, debt issuance costs associated with the Notes was classified as a long-term asset on the balance sheet, but with ASU 2015-03, it is presented as a direct deduction from the carrying amount of the recognized debt liability.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This ASU rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities— Oil and Gas, effective upon the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We are in the process of evaluating the impact it will have on our financial statements.

Results of Operations
Quarter Ended June 30, 2016 versus Quarter Ended June 30, 2015
Provided below is a comparison of selected operating and financial data:

	Quarter Ended June 30,		Percent Change (1)
	2016	2015
	(In thousands unless otherwise specified)
Total revenue	$138,305	$214,447	(36)%
Net loss	$(72,136)	$(274,389)	(74)%

Oil and Natural Gas:
Revenue	$69,190	$107,256	(35)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$33,331	$45,972	(27)%
Depreciation, depletion, and amortization	$30,411	$68,101	(55)%
Impairment of oil and natural gas properties	$74,291	$410,536	(82)%

Average oil price received (Bbl)	$41.52	$55.52	(25)%
Average NGLs price received (Bbl)	$11.38	$12.05	(6)%
Average natural gas price received (Mcf)	$1.80	$2.67	(33)%
Oil production (Bbl)	756,000	948,000	(20)%
NGLs production (Bbl)	1,194,000	1,328,000	(10)%
Natural gas production (Mcf)	14,455,000	16,665,000	(13)%
Depreciation, depletion, and amortization rate (Boe)	$6.60	$13.14	(50)%

Contract Drilling:
Revenue	$24,257	$55,015	(56)%
Operating costs excluding depreciation	$19,254	$36,485	(47)%
Depreciation	$10,918	$13,265	(18)%
Impairment of contract drilling equipment	$—	$8,314	(100)%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	13.5	30.7	(56)%
Average dayrate on daywork contracts	$18,585	$19,881	(7)%

Mid-Stream:
Revenue	$44,858	$52,176	(14)%
Operating costs excluding depreciation and amortization	$32,381	$40,592	(20)%
Depreciation and amortization	$11,515	$10,848	6%

Gas gathered—Mcf/day	439,937	362,896	21%
Gas processed—Mcf/day	161,619	186,041	(13)%
Gas liquids sold—gallons/day	532,215	599,732	(11)%

Corporate and other:
General and administrative expense	$8,382	$9,624	(13)%
Gain on disposition of assets	$477	$415	15%
Other income (expense):
Interest expense, net	$(10,606)	$(7,956)	33%
Loss on derivatives	$(22,672)	$(1,919)	NM
Other	$1	$24	(96)%
Income tax benefit	$(42,842)	$(164,337)	(74)%
Average long-term debt outstanding	$908,493	$906,609	—%
Average interest rate	5.6%	5.4%	4%
_______________________

(1)	NM - A percentage calculation is not meaningful due to a zero-value denominator or a percentage greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $38.1 million or 35% in the second quarter of 2016 as compared to the second quarter of 2015 primarily due to lower oil, NGLs, and natural gas prices and to a lesser extent from reduced production volumes. In the second quarter of 2016, as compared to the second quarter of 2015, oil production decreased 20%, natural gas production decreased 13%, and NGLs production decreased 10%. Average oil prices decreased 25% to $41.52 per barrel, average natural gas prices decreased 33% to $1.80 per Mcf, and NGLs prices decreased 6% to $11.38 per barrel.

Oil and natural gas operating costs decreased $12.6 million or 27% between the comparative second quarters of 2016 and 2015 due to lower LOE, saltwater disposal expense, and general and administrative expenses.

Depreciation, depletion, and amortization (“DD&A”) decreased $37.7 million or 55% due primarily to a 50% decrease in our DD&A rate and a 14% decrease in equivalent production. The decrease in our DD&A rate in the second quarter of 2016 compared to the second quarter of 2015 resulted primarily from the effect of the ceiling test write-downs throughout 2015. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

During the second quarter of 2015, we recorded a non-cash ceiling test write-down of $410.5 million pre-tax ($255.6 million, net of tax). During the second quarter of 2016, we recorded a non-cash ceiling test write-down of $74.3 million pre-tax ($46.3 million, net of tax).

Contract Drilling

Drilling revenues decreased $30.8 million or 56% in the second quarter of 2016 versus the second quarter of 2015. The decrease was due primarily to a 56% decrease in the average number of drilling rigs in use as well as a 7% decrease in the average dayrate. Average drilling rig utilization decreased from 30.7 drilling rigs in the second quarter of 2015 to 13.5 drilling rigs in the second quarter of 2016. Revenue on contracts that terminated early were $0.4 million in the second quarter of 2016 compared to $1.6 million in the second quarter of 2015.

Drilling operating costs decreased $17.2 million or 47% between the comparative second quarters of 2016 and 2015. The decrease was due primarily to fewer drilling rigs operating. Contract drilling depreciation decreased $2.3 million or 18% also due primarily to fewer drilling rigs operating. During the second quarter of 2015, we recorded a write-down of approximately $8.3 million pre-tax on drilling equipment that was being held for sale.

Mid-Stream

Our mid-stream revenues decreased $7.3 million or 14% in the second quarter of 2016 as compared to the second quarter of 2015 due primarily from the average price for natural gas and condensate sold decreasing 28% and 24%, respectively and from gas sales and liquids volumes decreasing 15% and 11%, respectively, offset partially by an increase in transportation volumes and prices of 60% and 13%, respectively. Gas processing volumes per day decreased 13% between the comparative quarters primarily due to declines in existing volumes. Gas gathering volumes per day increased 21% between the comparative quarters primarily due to additional wells added to our Pittsburgh Mills gathering system.

Operating costs decreased $8.2 million or 20% in the second quarter of 2016 compared to the second quarter of 2015 primarily due to a 18% decrease in prices paid for natural gas purchased and an 14% decrease in purchase volumes along with an 6% decrease in field direct expenses and a 22% decrease in general and administrative expenses. Depreciation and amortization increased $0.7 million, or 6%, primarily due to capital expenditures for upgrades and well connects.

General and Administrative

Corporate general and administrative expenses decreased $1.2 million or 13% in the second quarter of 2016 compared to the second quarter of 2015 primarily due to lower employee costs and a reduction to our workforce during the first quarter of 2016.

Gain on Disposition of Assets

There was a $0.5 million gain on disposition of assets in the second quarter of 2016 primarily due to the sale of two top drives and power units, several large trucks, trailers, forklifts, and smaller vehicles, compared to a gain of $0.4 million for the disposition of assets in the second quarter of 2015 primarily due to the sale of one gathering system in our mid-stream segment.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $2.7 million between the comparative second quarters of 2016 and 2015 due primarily to decreased capitalized interest in the second quarter of 2016 and to a lesser extent to the higher average bank debt outstanding and a higher average interest rate. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the second quarter of 2016 was $3.6 million compared to $5.5 million in the second quarter of 2015, and was netted against our gross interest of $14.2 million and $13.4 million for the second quarters of 2016 and 2015, respectively. Our average interest rate increased from 5.4% in the second quarter of 2015 to 5.6% in the second quarter of 2016 and our average debt outstanding was $1.9 million higher in the second quarter of 2016 as compared to the second quarter of 2015 primarily due to the increase in outstanding borrowings under our credit agreement over the comparative periods.

Loss on derivatives increased $20.8 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Benefit

Income tax benefit decreased $121.5 million between the comparative second quarters of 2016 and 2015 primarily due to decreased pre-tax loss primarily from a lower non-cash ceiling test write-down in the second quarter of 2016 versus the second quarter of 2015. Our effective tax rate was 37.3% for the second quarter of 2016 compared to 37.5% for the first quarter of 2015. There was no current income tax expense in the second quarter of 2016 compared to $0.8 million for the second quarter of 2015. We did not pay any income taxes in the second quarter of 2016.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015
Provided below is a comparison of selected operating and financial data:

	Six Months Ended June 30,		Percent Change (1)
	2016	2015
	(In thousands unless otherwise specified)
Total revenue	$274,489	$469,546	(42)%
Net loss	$(113,285)	$(522,743)	(78)%

Oil and Natural Gas:
Revenue	$127,464	$213,325	(40)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$66,677	$91,183	(27)%
Depreciation, depletion, and amortization	$62,243	$145,219	(57)%
Impairment of oil and natural gas properties	$112,120	$811,129	(86)%

Average oil price received (Bbl)	$36.88	$51.73	(29)%
Average NGLs price received (Bbl)	$8.90	$10.37	(14)%
Average natural gas price received (Mcf)	$1.83	$2.80	(35)%
Oil production (Bbl)	1,559,000	2,046,000	(24)%
NGLs production (Bbl)	2,485,000	2,615,000	(5)%
Natural gas production (Mcf)	28,977,000	33,064,000	(12)%
Depreciation, depletion, and amortization rate (Boe)	$6.66	$13.98	(52)%

Contract Drilling:
Revenue	$62,967	$150,092	(58)%
Operating costs excluding depreciation	$47,352	$88,231	(46)%
Depreciation	$23,113	$28,278	(18)%
Impairment of contract drilling equipment	$—	$8,314	(100)%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	17.1	40.4	(58)%
Average dayrate on daywork contracts	$18,468	$20,032	(8)%

Mid-Stream:
Revenue	$84,058	$106,129	(21)%
Operating costs excluding depreciation and amortization	$63,447	$84,767	(25)%
Depreciation and amortization	$22,974	$21,542	7%

Gas gathered—Mcf/day	411,671	348,666	18%
Gas processed—Mcf/day	164,333	187,592	(12)%
Gas liquids sold—gallons/day	525,824	584,389	(10)%

Corporate and other:
General and administrative expense	$17,097	$18,994	(10)%
Gain on disposition of assets	$669	$960	(30)%
Other income (expense):
Interest expense, net	$(20,223)	$(15,196)	33%
Gain (loss) on derivatives	$(11,743)	$4,667	NM
Other	$(14)	$22	(164)%
Income tax benefit	$(58,560)	$(314,915)	(81)%
Average long-term debt outstanding	$890,459	$876,510	2%
Average interest rate	5.6%	5.5%	2%
_______________________

(1)	NM - A percentage calculation is not meaningful due to a zero-value denominator or a percentage greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $85.9 million or 40% in the first six months 2016 as compared to the first six months of 2015 primarily due to lower oil, NGLs, and natural gas prices and to a lesser extent from reduced production volumes. In the first six months of 2016, as compared to the first six months of 2015, oil production decreased 24%, natural gas production decreased 12%, and NGLs production decreased 5%. Average oil prices decreased 29% to $36.88 per barrel, average natural gas prices decreased 35% to $1.83 per Mcf, and NGLs prices decreased 14% to $8.90 per barrel.

Oil and natural gas operating costs decreased $24.5 million or 27% between the comparative first six months of 2016 and 2015 due to lower LOE, saltwater disposal expense, and general and administrative expenses offset partially by higher gross production taxes due to fewer credits.

DD&A decreased $83.0 million or 57% due primarily to a 52% decrease in our DD&A rate and a 13% decrease in equivalent production. The decrease in our DD&A rate in the first six months of 2016 compared to the first six months of 2015 resulted primarily from the effect of the ceiling test write-downs throughout 2015. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

During the first six months of 2015, we recorded a non-cash ceiling test write-down of $811.1 million pre-tax ($505.0 million, net of tax). During the first six months of 2016, we recorded a non-cash ceiling test write-down of $112.1 million pre-tax ($69.8 million, net of tax).

Contract Drilling

Drilling revenues decreased $87.1 million or 58% in the first six months of 2016 versus the first six months of 2015. The decrease was due primarily to a 58% decrease in the average number of drilling rigs in use as well as an 8% decrease in the average dayrate. Average drilling rig utilization decreased from 40.4 drilling rigs in the first six months of 2015 to 17.1 drilling rigs in the first six months of 2016. Revenue on contracts that terminated early were $3.1 million in the first six months of 2016 compared to $14.3 million in the first six months of 2015.

Drilling operating costs decreased $40.9 million or 46% between the comparative first six months of 2016 and 2015. The decrease was due primarily to fewer drilling rigs operating. Contract drilling depreciation decreased $5.2 million or 18% also due primarily to fewer drilling rigs operating. During the first six months of 2015, we recorded a write-down of approximately $8.3 million pre-tax on drilling equipment that was being held for sale.

Mid-Stream

Our mid-stream revenues decreased $22.1 million or 21% in the first six months of 2016 as compared to the first six months of 2015 due primarily from the average price for natural gas, liquids, and condensate sold decreasing 30%, 15%, and 31%, respectively and from gas sales, liquids, and condensate volumes decreasing 13%, 10%, and 2%, respectively, offset partially by an increase in transportation volumes and prices of 58% and 5%, respectively. Gas processing volumes per day decreased 12% between the comparative periods primarily due to declines in existing volumes. Gas gathering volumes per day increased 18% between the comparative periods primarily due to additional wells added to our Pittsburgh Mills gathering system.

Operating costs decreased $21.3 million or 25% in the first six months of 2016 compared to the first six months of 2015 primarily due to a 28% decrease in prices paid for natural gas purchased and an 13% decrease in purchase volumes along with an 7% decrease in field direct expenses and an 11% decrease in general and administrative expense. Depreciation and amortization increased $1.4 million, or 7%, primarily due to capital expenditures for upgrades and well connects.

General and Administrative

Corporate general and administrative expenses decreased $1.9 million or 10% in the first six months of 2016 compared to the first six months of 2015 primarily due to lower employee costs and a reduction to our workforce during the first quarter of 2016.

Gain on Disposition of Assets

There was a $0.7 million gain on disposition of assets in the first six months of 2016 primarily due to the sale of various rig components (including three top drives and power units), vehicles, and a drilling yard, compared to a gain of $1.0 million for the disposition of assets in the first six months of 2015 primarily due to the sale of one gathering system, various rig components, vehicles, and to a lesser extent the sale of one drilling rig.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $5.0 million between the comparative first six months of 2016 and 2015 due primarily to decreased capitalized interest in the first six months of 2016 and to a lesser extent to the higher average bank debt outstanding and a higher average interest rate. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first six months of 2016 was $7.6 million compared to $11.4 million in the first six months of 2015, and was netted against our gross interest of $27.8 million and $26.6 million for the first six months of 2016 and 2015, respectively. Our average interest rate increased from 5.5% to 5.6% and our average debt outstanding was $13.9 million higher in the first six months of 2016 as compared to the first six months of 2015 primarily due to the increase in outstanding borrowings under our credit agreement over the comparative periods.

Gain (loss) on derivatives decreased $16.4 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax benefit decreased $256.4 million between the comparative first six months of 2016 and 2015 primarily due to decreased pre-tax loss primarily from lower non-cash ceiling test write-downs in the first six months of 2016 versus the first six months of 2015. Our effective tax rate was 34.1% for the first six months of 2016 compared to 37.6% for the first six months of 2015. This decrease is primarily due to increased deferred tax expense in the first six months of 2016 related to our restricted stock vestings in the first six months of 2016 after the exhaustion of our remaining accumulated excess tax benefits. There was no current income tax expense in the first six months of 2016 compared to $0.9 million for the first six months of 2015. We did not pay any income taxes in the first six months of 2016.

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

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill or rework during the year; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may be required to record in future periods.
These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in this report and in the documents we incorporate by reference;

•	general economic, market, or business conditions;

•	the availability of and nature of (or lack of) business opportunities that we pursue;

•	demand for our land drilling services;

•	changes in laws or regulations;

•	changes in the current geopolitical situation;

•	risks relating to financing, including restrictions in our debt agreements and availability and cost of credit;

•	risks associated with future weather conditions;

•	decreases or increases in commodity prices;

•	our ability to successfully implement our pending technology conversion process relating to our financial and operational information systems; and

•	other factors, most of which are beyond our control.

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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months 2016 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $464,000 per month ($5.6 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $252,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $399,000 per month ($4.8 million annualized) change in our pre-tax operating cash flow.

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

At June 30, 2016, we had the following derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul’16 – Dec’16	Natural gas – swap	45,000 MMBtu/day	$2.596	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	10,000 MMBtu/day	$3.025	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jul’16 – Dec'16	Natural gas – collar	42,000 MMBtu/day	$2.40 - $2.88	IF – NYMEX (HH)
Jan’17 – Oct'17	Natural gas – collar	10,000 MMBtu/day	$2.75 - $2.95	IF – NYMEX (HH)
Jul’16 – Dec'16	Natural gas – three-way collar	13,500 MMBtu/day	$2.70 - $2.20 - $3.26	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jul’16 – Sep'16	Crude oil – swap	1,000 Bbl/day	$48.45	WTI – NYMEX
Jul’16 – Sep'16	Crude oil – collar	2,450 Bbl/day	$44.44 - $52.46	WTI – NYMEX
Oct’16 – Dec'16	Crude oil – collar	1,450 Bbl/day	$47.50 - $56.40	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar	700 Bbl/day	$46.50 - $35.00 - $57.00	WTI – NYMEX
Jul’16 – Dec'16	Crude oil – three-way collar (1)	700 Bbl/day	$47.50 - $35.00 - $63.50	WTI – NYMEX
Jan’17 – Dec'17	Crude oil – three-way collar	750 Bbl/day	$50.00 - $37.50 - $63.90	WTI – NYMEX
_______________________

(1)	We pay our counterparty a premium, which can be and is being deferred until settlement.

After June 30, 2016, we entered into the following derivatives:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan’17 – Oct'17	Natural gas – collar	10,000 MMBtu/day	$3.00 - $3.24	IF – NYMEX (HH)

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in the first six months of 2016, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $2.4 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer, and management to allow timely decisions.

Changes in Internal Controls. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

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

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended June 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	—	$—	—	—
May 1, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	—	—	—	—
Total	—	$—	—	—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1	Form of Restricted Stock Agreement

31.1	Certification of Chief Executive Officer under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a – 14(a) of the Exchange Act.

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

Unit Corporation

Date:	August 9, 2016	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	August 9, 2016	By: /s/ David T. Merrill
DAVID T. MERRILL
Senior Vice President, Chief Financial Officer, and Treasurer