Form 10-K
period 2016-12-31
UNIT CORP
filed 2017-02-28
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 1-9260
UNIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-1283193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 South Unit Drive Tulsa, Oklahoma	74132
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (918) 493-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.20 per share	NYSE
Rights to Purchase Series A Participating Cumulative Preferred Stock	NYSE
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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]
As of June 30, 2016, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the NYSE on June 30, 2016) held by non-affiliates was approximately $495,132,341. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2017
Common Stock, $0.20 par value per share	51,650,140 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement (the Proxy Statement) with respect to its annual meeting of shareholders scheduled to be held on May 3, 2017. The Proxy Statement will be filed within 120 days after the end of the fiscal year to which this report relates.
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
Proved developed reserves – Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate. For additional information, see the SEC’s definition in Rule 4-10(a)(3) of Regulation S-X.
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
For The Year Ended December 31, 2016

PART I

Item 1.     Business

Unless otherwise indicated or required by the context, the terms “Company”, “Unit”, “us”, “our”, “we”, and “its” refer to Unit Corporation or, as appropriate, one or more of its subsidiaries.

Our executive offices are at 8200 South Unit Drive, Tulsa, Oklahoma 74132; our telephone number is (918) 493-7700.

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

Each of these companies may conduct operations through subsidiaries of their own.

The following table provides certain information about us as of February 10, 2017:

Oil and Natural Gas
Completed gross wells in which we own an interest	6,542
Contract Drilling
Number of drilling rigs available for use	94
Mid-Stream
Number of natural gas treatment plants we own	3
Number of processing plants we own	13
Number of natural gas gathering systems we own	25

2016 SEGMENT OPERATIONS HIGHLIGHTS

Oil and Natural Gas

•	Sold non-core assets with proceeds of $67.2 million.

•
Resumed drilling activities in the fourth quarter with a first drilling rig being placed into service in October in the Southern Oklahoma Hoxbar Oil Trend (SOHOT) play and a second drilling rig was placed into service in December in the Granite Wash play.

Contract Drilling

•	Utilization cycle turned around:

◦	Started year with 26 drilling rigs operating

◦	Bottomed mid-year at 13 rigs operating

◦	Exited year with 21 rigs operating, with momentum of additional rigs returning to work in early 2017

•	Placed one new BOSS drilling rig into service during the year.

•	Sold one older SCR drilling rig.

•	Achieved the best safety performance record in history of company, beating last year’s previous best.

Mid-Stream

•	Gas gathered volumes increased 18% over 2015.

•	Connected four new well pads with a total of 18 new wells to our Pittsburgh Mills gathering system in 2016, increasing our total gathered volume to approximately 150 MMcf per day.

•	Began operations of the new fee-based Snow Shoe gathering system located in Centre County Pennsylvania in the first quarter of 2016.

•	Upgraded our Segno gathering system to increase gathering and dehydration capacity to 120 MMcf per day as total throughput volume increased to approximately 90 MMcf per day.

•	Completed construction of a pipeline connection that allows us to receive an additional 10 MMcf per day of fee-based volume from a producer at our Cashion facility.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Note 15 of our Notes to Consolidated Financial Statements in Item 8 of this report for information with respect to each of our segment’s revenues, profits or losses, and total assets.

OIL AND NATURAL GAS

General. All of our oil and natural gas properties are located in the United States. Our producing oil and natural gas properties, unproved properties, and related assets are in the following locations:

Division	Location
West division	Western and Southern Texas, Colorado, Wyoming, Montana, North Dakota, New Mexico, Southern Louisiana, and Utah
East division	East Texas, Eastern Oklahoma, and Arkansas
Central division	Western Oklahoma, Texas Panhandle, and Kansas

When we are the operator of a property, we generally attempt to use a drilling rig owned by our contract drilling segment, and we use our mid-stream segment to gather our gas if it is economical for us to develop a system in the area.

The following table presents certain information regarding our oil and natural gas operations as of December 31, 2016:

Our Divisions/Area	Number of Gross Wells	Number of Net Wells	Number of Gross Wells in Process	Number of Net Wells in Process	2016 Average Net Daily Production
					Natural Gas (Mcf)	Oil (Bbls)	NGLs (Bbls)
West division	1,248	440.83	—	—	56,422	2,261	5,154
East division	201	106.93	—	—	8,076	21	1
Central division	5,096	1,868.74	4	2.76	87,782	5,843	8,544
Total	6,545	2,416.50	4	2.76	152,280	8,125	13,699

As of December 31, 2016, we did not have any significant water floods, pressure maintenance operations, or any other material related activities that were in process.

Description and Location of Our Core Operations

West division. In our Wilcox play, located primarily in Polk, Tyler, and Hardin Counties, Texas, we completed four operated horizontal wells (average working interest 99.4%) in 2016. All four wells were completed as gas/condensate producers. Annual production from our Wilcox play averaged 94.1 MMcfe per day (12% oil, 31% NGLs, 57% natural gas) which is an increase of approximately 22% compared to 2015. We averaged approximately 0.2 Unit drilling rigs operating during 2016 and we currently plan to use approximately 0.8 Unit drilling rigs operating during 2017. We anticipate completing approximately four vertical wells and three horizontal wells during 2017. In addition, we plan to complete approximately 12 behind pipe gas and liquids zones.

Central division. In our Southern Oklahoma Hoxbar Oil Trend (SOHOT) play, located in western Oklahoma primarily in Grady County, we completed three horizontal oil wells (average working interest 80.2%) in the Marchand zone of the Hoxbar interval. Annual production from western Oklahoma averaged 65.1 MMcfe per day (27% oil, 22% NGLs, 51% natural gas) which is a decrease of approximately 15% compared to 2015. During 2016, we averaged approximately 0.3 Unit drilling rigs operating and we currently plan to use approximately 0.75 Unit drilling rigs operating during 2017. We anticipate completing approximately seven horizontal Marchand wells in our SOHOT play during 2017.

In our Texas Panhandle Granite Wash play, we completed one extended lateral horizontal gas/condensate well (working interest 99.4%) in our Buffalo Wallow field. Annual production from the Texas Panhandle averaged 93.7 MMcfe per day (11% oil, 37% NGLs, 52% natural gas) which is a decrease of approximately 23% compared to 2015. During 2016, we averaged approximately 0.1 Unit drilling rigs operating and we currently plan to use approximately one Unit drilling rig operating during 2017. We anticipate completing approximately seven extended lateral Granite Wash horizontal wells in our Buffalo Wallow field during 2017.

In our Mississippian play in south central Kansas, we completed one horizontal oil well (working interest 100%). Annual production from Kansas averaged 6.2 MMcfe per day (62% oil, 9% NGLs, 29% natural gas) which is a decrease of approximately 45% compared to 2015. We anticipate completing approximately two horizontal wells in our Kansas Mississippian play during 2017.

East division. Over the last several years, activity in our East division has been limited due to low gas prices since this area does not generally have oil or NGLs associated with the gas. We did not drill any wells in this division during 2016.

Dispositions. We had non-core asset sales with proceeds, net of related expenses, of $33.1 million, $1.9 million, and $67.2 million in 2014, 2015, and 2016, respectively. Proceeds from these dispositions reduced the net book value of the full cost pool with no gain or loss recognized.

During the year (as well as certain prior years), we determined the value of certain of our unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.7 million in 2014, $114.4 million in 2015, and $7.6 million in 2016 of costs being added to the total of our capitalized costs being amortized. We incurred a $76.7 million pre-tax ($47.7 million net of tax) non-cash ceiling test write-down of our oil and natural gas properties in 2014 due to the inclusion of the impaired value of those unproved properties and a reduction of the 12-month average commodity prices during the year. In 2015, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax) primarily due to the reduction of the 12-month average commodity prices during the year. In 2016, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $161.6 million pre-tax ($100.6 million net of tax) due to the reduction of the 12-month average commodity prices during the first three quarters of the year. We did not have a ceiling test write-down for the fourth quarter of 2016.

Well and Leasehold Data. The following tables identify certain information regarding our oil and natural gas exploratory and development drilling operations:

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Wells drilled:
Development:
Oil:
West division	—	—	2	0.66	4	0.37
East division	—	—	—	—	—	—
Central division	9	3.57	21	8.12	115	74.07
Total oil	9	3.57	23	8.78	119	74.44
Natural gas:
West division	4	3.98	15	13.50	7	6.09
East division	—	—	—	—	—	—
Central division	7	1.12	18	11.50	49	31.91
Total natural gas	11	5.10	33	25.00	56	38.00
Dry:
West division	—	—	1	1.00	1	0.80
East division	—	—	—	—	—	—
Central division	—	—	1	0.21	3	1.03
Total dry	—	—	2	1.21	4	1.83
Total development	20	8.67	58	34.99	179	114.27
Exploratory:
Oil:
West division	1	1.00	—	—	—	—
East division	—	—	—	—	—	—
Central division	—	—	—	—	1	0.93
Total oil	1	1.00	—	—	1	0.93
Natural gas:
West division	—	—	—	—	5	4.80
East division	—	—	—	—	—	—
Central division	—	—	—	—	—	—
Total natural gas	—	—	—	—	5	4.80
Dry:
West division	—	—	—	—	1	1.00
East division	—	—	—	—	—	—
Central division	—	—	—	—	—	—
Total dry	—	—	—	—	1	1.00
Total exploratory	1	1.00	—	—	7	6.73
Total wells drilled	21	9.67	58	34.99	186	121.00

	Year Ended December 31,
	2016 (1)		2015		2014 (1)
	Gross	Net	Gross	Net	Gross	Net
Wells producing or capable of producing:
Oil:
West division	648	136.59	692	149.34	713	164.25
East division	18	0.72	28	1.79	42	1.91
Central division	908	497.25	907	498.75	997	497.10
Total oil	1,574	634.56	1,627	649.88	1,752	663.26
Natural gas:
West division	582	296.71	659	325.57	703	326.64
East division	181	105.85	1,358	466.22	1,401	466.79
Central division	4,181	1,367.87	4,217	1,376.94	4,265	1,390.05
Total natural gas	4,944	1,770.43	6,234	2,168.73	6,369	2,183.48
Total	6,518	2,404.99	7,861	2,818.61	8,121	2,846.74
_________________________

(1)	During 2016 and 2014, we had divestitures of 1,300 gross (407.70 net) wells and 1,716 gross (37.31 net) wells, respectively.

As of February 10, 2017, we were drilling or participating in four gross (3.08 net) wells started during 2017.

Cost incurred for development drilling includes $2.5 million, $58.6 million, and $199.7 million in 2016, 2015, and 2014, respectively, to develop previously booked proved undeveloped oil and natural gas reserves.

The following table summarizes our leasehold acreage at December 31, 2016:

	Year Ended December 31, 2016
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net (1)	Gross	Net
West division	258,341	81,769	100,847	69,368	359,188	151,137
East division	88,329	21,820	11,223	4,157	99,552	25,977
Central division	888,827	369,828	95,495	58,686	984,322	428,514
Total	1,235,497	473,417	207,565	132,211	1,443,062	605,628
_________________________

(1)
Approximately 82% (West – 79%; East – 95%; and Central – 84%) of the net undeveloped acres are covered by leases that will expire in the years 2017—2019 unless drilling or production extends the terms of those leases. Currently, we do not have any material proved undeveloped (PUD) reserves attributable to acreage where the expiration date precedes the scheduled PUD reserve development plan.

Price and Production Data. The following tables identify the average sales price, production volumes, and average production cost per equivalent barrel for our oil, NGLs, and natural gas production for the years indicated:

	Year Ended December 31,
	2016	2015	2014
Average sales price per barrel of oil produced:
Price before derivatives	$39.05	$45.04	$89.32
Effect of derivatives	1.45	5.75	0.11
Price including derivatives	$40.50	$50.79	$89.43
Average sales price per barrel of NGLs produced:
Price before derivatives	$11.26	$10.12	$30.95
Effect of derivatives	—	—	—
Price including derivatives	$11.26	$10.12	$30.95
Average sales price per Mcf of natural gas produced:
Price before derivatives	$1.98	$2.25	$4.03
Effect of derivatives	0.09	0.38	(0.11)
Price including derivatives	$2.07	$2.63	$3.92

	Year Ended December 31,
	2016	2015	2014
Oil production (MBbls):
West division:
Jazz Wilcox field	589	422	377
All other west division fields	238	258	256
Total west division	827	680	633
East division	8	11	8
Central division:
Mendota field	248	343	407
All other central division fields	1,891	2,749	2,796
Total central division	2,139	3,092	3,203
Total oil production	2,974	3,783	3,844
NGLs production (MBbls):
West division:
Jazz Wilcox field	1,671	1,275	989
All other west division fields	216	266	235
Total west division	1,887	1,541	1,224
East division	—	6	6
Central division:
Mendota field	858	1,127	1,117
All other central division fields	2,269	2,600	2,281
Total central division	3,127	3,727	3,398
Total NGLs production	5,014	5,274	4,628
Natural gas production (MMcf):
West division:
Jazz Wilcox field	18,145	14,538	12,396
All other west division fields	2,506	3,259	3,552
Total west division	20,651	17,797	15,948
East division	2,956	6,846	7,719
Central division:
Mendota field	5,780	7,922	7,555
All other central division fields	26,348	32,981	27,632
Total central division	32,128	40,903	35,187
Total natural gas production	55,735	65,546	58,854
Total production (MBoe):
West division:
Jazz Wilcox field	5,284	4,120	3,431
All other west division fields	872	1,067	1,084
Total west division	6,156	5,187	4,515
East division	500	1,158	1,301
Central division:
Mendota field	2,069	2,790	2,783
All other central division fields	8,552	10,847	9,682
Total central division	10,621	13,637	12,465
Total production	17,277	19,982	18,281
Average production cost per equivalent Bbl (1)	$5.62	$7.06	$7.70
_______________________

(1)	Excludes ad valorem taxes and gross production taxes.

Our Jazz Wilcox field in South Texas, which includes our Gilly, Segno, and Wildwood prospects and several smaller prospects, contained 26%, 24%, and 17% of our total proved reserves in 2016, 2015, and 2014, respectively, expressed on an oil equivalent barrels basis. Our Mendota field, located in the Granite Wash play in the Texas Panhandle, include 13%, 14%, and 17%, respectively of our total proved reserves in 2016, 2015, and 2014, respectively, expressed on an oil equivalent barrels basis. There are no other fields besides these that accounted for more than 15% of our proved reserves.

Oil, NGLs, and Natural Gas Reserves. The following table identifies our estimated proved developed and undeveloped oil, NGLs, and natural gas reserves:

	Year Ended December 31, 2016
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Proved developed:
West division	3,303	9,474	100,674	29,556
East division	—	—	38,227	6,371
Central division	9,421	19,028	208,220	63,152
Total proved developed	12,724	28,502	347,121	99,079
Proved undeveloped:
West division	399	1,365	16,273	4,476
East division	—	—	2,343	391
Central division	2,573	4,615	39,842	13,828
Total proved undeveloped	2,972	5,980	58,458	18,695
Total proved	15,696	34,482	405,579	117,774

Oil, NGLs, and natural gas reserves cannot be measured exactly. Estimates of those reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in connection with financial disclosures. We use Ryder Scott Company L.P. (Ryder Scott), independent petroleum consultants, to audit the reserves prepared by our reservoir engineers. Ryder Scott has been providing petroleum consulting services throughout the world since 1937. Their summary report is attached as Exhibit 99.1 to this Form 10-K. The wells or locations for which reserve estimates were audited were taken from our reserve and income projections as of December 31, 2016 and comprised 82% of the total proved developed future net income discounted at 10% and 83% of the total proved discounted future net income (based on the SEC's unescalated pricing policy).

Our Reservoir Engineering department is responsible for reserve determination for the wells in which we have an interest. Their primary objective is to estimate the wells' future reserves and future net value to us. Data is incorporated from multiple sources including geological, production engineering, marketing, production, land, and accounting departments. The engineers are responsible for reviewing this information for accuracy as it is incorporated into the reservoir engineering database. Our internal audit group reviews our internal controls to help provide assurance all the data has been provided. New well reserve estimates are provided to management as well as the respective operational divisions for additional scrutiny. Major reserve changes on existing wells are reviewed on a regular basis with the operational divisions to confirm completeness and accuracy. As the external audit is being completed by Ryder Scott, the reservoir department performs a final review of all properties for accuracy of forecasting.

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

In addition to gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires a minimum of fifteen hours of continuing education annually, including at least one hour in the area of professional ethics, which Mr. Paradiso fulfills. As part of his 2016 continuing education hours, Mr. Paradiso attended 6 hours of formalized training during the 2016 RSC Reserves Conference relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. Mr. Paradiso attended an additional 32 hours of formalized in-house training during 2016 covering such topics as the SPE/WPC/AAPG/SPEE Petroleum Resources Management System, reservoir engineering, geoscience and petroleum economics evaluation methods, procedures and software and ethics for consultants.

Based on his educational background, professional training and more than 37 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Paradiso has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the SPE as of February 19, 2007. For more information regarding Mr. Paradiso’s geographic and job specific experience, please refer to the Ryder Scott Company website at http://www.ryderscott.com/Company/Employees.

The Company – Responsibility for overseeing the preparation of our reserve report is shared by our reservoir engineers Trenton Mitchell and Derek Smith.

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

Mr. Smith received a Bachelor of Science in Petroleum Engineering with a Minor in Business from the University of Tulsa in 2005. He worked for Apache Corporation immediately thereafter in Production Engineering, then Reservoir Engineering, followed by Drilling Engineering for approximately one year each before moving to Corporate Reserves in 2008. He joined Unit in 2009 as a Corporate Reserves Engineer involved in reserve evaluation, acquisition appraisals, and prospect reviews with increasing levels of responsibility. He has been a member of SPE since 2000.

As part of their continuing education Mr. Mitchell and Mr. Smith have attended various seminars and forums to enhance their understanding of current standards and issues for reserves presentation. These forums have included those sponsored by various professional societies and professional service firms including Ryder Scott.

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

The area of the reservoir considered as "proved" includes:

•	The area identified by drilling and limited by fluid contacts, if any, and

•
Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geosciences and engineering data.

In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as incurred in a well penetration unless geosciences, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geosciences, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

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

"Proved undeveloped" oil, NGLs, and natural gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expense is required for completion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. Under no circumstances can estimates for proved undeveloped reserves be attributable to acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless those techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Proved Undeveloped Reserves. As of December 31, 2016, we had 40 gross proved undeveloped wells all of which we plan to develop within five years of initial disclosure at a net estimated cost of approximately $123.8 million. The future estimated development costs necessary to develop our proved undeveloped oil and natural gas reserves for the years 2017—2021, as disclosed in our December 31, 2016 oil and natural gas reserve report, are shown below:

Year	Number of Gross Wells Planned	Estimated Development Cost (In millions)
2017	13	$41.3
2018	23	80.2
2019	4	2.3
2020	—	—
2021	—	—
	40	$123.8

Our proved undeveloped reserves reported at December 31, 2016 did not include reserves that we did not expect to develop within five years of initial disclosure of those reserves. Below is a summary of changes to our proved undeveloped reserves during 2016:

	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)
Proved undeveloped reserves, January 1, 2016	2.0	6.5	68.5	19.9
Extensions and discoveries	1.5	2.3	19.2	7.0
Converted to developed	(0.1)	—	(0.1)	(0.1)
Revisions of previous estimates	(0.4)	(2.8)	(28.4)	(8.0)
Sales of reserves	—	—	(0.7)	(0.1)
Proved undeveloped reserves, December 31, 2016	3.0	6.0	58.5	18.7

During 2016, we converted one proved undeveloped well locations into a proved developed well at a cost of approximately $2.5 million. The downward revision in the table above to our previous estimates were due to a number of factors including the removal of proved undeveloped reserves that are not part of our five-year development plan due to the decline in prices causing them to be uneconomic to drill and also due to a reduction in anticipated future capital expenditures.

Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2016, 2015, and 2014, the changes in quantities, and standardized measure of those reserves for the three years then ended, are shown in the Supplemental Oil and Gas Disclosures included in Item 8 of this report.

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

Customers. During 2016, sales to Sunoco Logistics and Valero Energy Corporation accounted for 24% and 11% of our oil and natural gas revenues, respectively. No other company accounted for more than 10% of our oil and natural gas revenues. During 2016, our mid-stream segment purchased $42.7 million of our natural gas and NGLs production and provided gathering and transportation services of $9.2 million. Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas segment has been eliminated in our consolidated financial statements. In 2015 and 2014, we eliminated intercompany revenues of $65.2 million and $89.6 million, respectively, attributable to the intercompany purchase of our production of natural gas and NGLs as well as gathering and transportation services.

CONTRACT DRILLING

General. Our contract drilling business is conducted through Unit Drilling Company. Through this company we drill onshore oil and natural gas wells for our own account as well as other oil and natural gas companies. Our drilling operations are located in Oklahoma, Texas, Louisiana, Kansas, Colorado, Wyoming, and North Dakota. Until October 31, 2015, our drilling operations in Texas were conducted under Unit Texas Drilling L.L.C., a subsidiary of Unit Drilling Company. Effective October 31, 2015, that subsidiary was merged into Unit Drilling Company.

The following table identifies certain information concerning our contract drilling segment:

	Year Ended December 31,
	2016	2015	2014
Number of drilling rigs available for use at year end	94.0	94.0	89.0
Average number of drilling rigs owned during year	93.9	92.6	118.8
Average number of drilling rigs utilized	17.4	34.7	75.4
Utilization rate (1)	19%	38%	63%
Average revenue per day (2)	$19,154	$20,950	$17,318
Total footage drilled (feet in 1,000’s)	5,112	7,237	12,551
Number of wells drilled	358	516	894
_________________________

(1)	Utilization rate is determined by dividing the average number of drilling rigs used by the average number of drilling rigs owned during the year.

(2)	Represents the total revenues from our contract drilling segment divided by the total number of days our drilling rigs were used during the year.

Description and Location of Our Drilling Rigs. An on-shore drilling rig is composed of major equipment components like engines, drawworks or hoists, derrick or mast, substructure, pumps to circulate the drilling fluid, blowout preventers, top drives, and drill pipe. As a result of the normal wear and tear from operating 24 hours a day, several of the major components, like engines, mud pumps, top drives, and drill pipe, must be replaced or rebuilt on a periodic basis. Other major components, like the substructure, mast, and drawworks, can be used for extended periods of time with proper maintenance. We also own additional equipment used in the operation of our drilling rigs, including iron roughnecks, automated catwalks, skidding systems, large air compressors, trucks, and other support equipment. Our drilling rigs can be transferred between divisions.

The maximum depth capacities of our various drilling rigs range from 9,500 to 40,000 feet allowing us to cover a wide range of our customers drilling requirements. In 2016, 28 of our 94 drilling rigs were used in drilling services.

The following table shows certain information about our drilling rigs (including their distribution) as of February 10, 2017:

Divisions	Contracted Rigs	Non-Contracted Rigs	Total Rigs	Average Rated Drilling Depth (ft)
Mid-Continent (1)	22	51	73	17,185
Rocky Mountain	6	15	21	19,929
Totals	28	66	94	17,798
_________________________

(1)	In 2016, our Panhandle and Gulf Coast divisions were consolidated into the Mid-Continent division.

The cyclical nature of the contract drilling business is reflected in drilling rig utilization rates. Drilling rig utilization in 2014 saw an increase of 17 drilling rigs running, going from 65 drilling rigs at the start of the year to 82 drilling rigs in November. The last month of 2014 reflected the beginning of the downward market we have experienced the last two years. At the end of 2015, our active drilling rig count was 26. Then in 2016, utilization continued downward bottoming out in May at 13 operating drilling rigs and as commodity prices began improving during the remainder of the year, we exited 2016 with 21 active rigs.

Mid-Continent. 2016’s low level of utilization brought further consolidation of this segment's operating divisions. The Gulf Coast and Texas Panhandle divisions were rolled into the Mid-Continent division under a single management team. The Mid-Continent division manages operations from Oklahoma, Texas, Louisiana, and Kansas. The division operated an average of 11.7 drilling rigs during 2016. As of December 31, 2016, this division was operating 15 drilling rigs, 10 of which were working in Oklahoma and the Texas Panhandle and five in the Permian Basin of West Texas.

Rocky Mountains. Our Rocky Mountain division covers Colorado, Utah, Wyoming, Montana, and North Dakota. This vast area has produced a number of conventional and unconventional oil and gas fields. This division operated an average of

5.7 drilling rigs during 2016. We had two drilling rigs operating in the Pinedale Anticline of western Wyoming, three drilling rigs operating in the Bakken Shale of North Dakota, and one drilling rig operating in the Niobrara play in eastern Colorado at the end of 2016.

At any given time the number of drilling rigs we can work depends on a number of conditions besides demand, including the availability of qualified labor and the availability of needed drilling supplies and equipment. The impact of these conditions tends to affect the demand for our drilling rigs. Our average utilization rate for 2016, 2015, and 2014 was 19%, 38%, and 63%, respectively.

The following table shows the average number of our drilling rigs working by quarter for the years indicated:

	2016	2015	2014
First quarter	20.6	50.1	67.9
Second quarter	13.5	30.7	73.5
Third quarter	16.0	31.2	79.1
Fourth quarter	19.5	27.2	80.9

Drilling Rig Fleet. The following table summarizes the changes to our drilling rig fleet in 2016. A more complete discussion of changes over the last three years follows the table:

Drilling rigs available for use at December 31, 2015	94
Drilling rigs sold	(1)
Drilling rigs constructed	1
Total drilling rigs available for use at December 31, 2016	94

Dispositions, Acquisitions, and Construction.  During the first quarter of 2014, we sold four idle 3,000 horsepower drilling rigs to an unaffiliated third party. The proceeds from that sale were used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig.

During 2014, three BOSS drilling rigs were constructed and placed into service for third-party operators.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During 2015, we recorded an additional write-down on the drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. We sold all 31 of these drilling rigs and some other drilling equipment to unaffiliated third parties. The proceeds from the sale of those assets, less costs to sell, was less than the $11.3 million net book value resulting in a loss of $7.3 million pre-tax.

During 2015, five BOSS drilling rigs were constructed and placed into service for third-party operators.

During December 2016, we sold an idle 1,500 horsepower SCR drilling rig to an unaffiliated third party. We also built and placed into service for a third party operator our ninth BOSS drilling rig. This new BOSS rig was constructed using the long lead time components purchased in prior years.

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

The type of contract used determines our compensation. Contracts are generally one of three types: daywork; footage; or turnkey. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our compensation is based on a negotiated rate to be paid for each day the drilling rig is used. Footage contracts usually require us to bear some of the drilling costs in addition to providing the drilling rig. We are paid on completion of the well at a negotiated rate for each foot drilled. Under turnkey contracts we drill the well to a specified depth for a set amount and provide most of the required equipment and services. We bear the risk of drilling the well to the contract depth and are paid when the contract provisions are completed. We may incur losses if we underestimate the costs to drill the well or if unforeseen events occur that increase our costs or result in the loss of the well. We did not have any footage or turnkey contracts in 2016, 2015, or 2014. Because market demand for our drilling rigs as well as the desires of our customers determine the types of contracts we use, we cannot predict when and if a part of our drilling will be conducted under footage or turnkey contracts.

The majority of our contracts are on a well-to-well basis, with the rest under term contracts. Term contracts range from six months to two years and the rates can either be fixed throughout the term or allow for periodic adjustments.

Customers. During 2016, QEP Resources, Inc. and Whiting Petroleum Corporation were our largest drilling customers accounting for approximately 28% and 18%, respectively, of our total contract drilling revenues. Our work for these customers were under multiple contracts and our business was not substantially dependent on any of these individual contracts. Consequently, none of these individual contracts were considered to be material. No other third party customer accounted for 10% or more of our contract drilling revenues.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. During 2016, 2015, and 2014, our contract drilling segment drilled 10, 38, and 134 wells, respectively, for our oil and natural gas segment, or 3%, 7%, and 15%, respectively, of the total wells drilled by our contract drilling segment. Depending on the timing of the drilling services performed on our properties those services may be deemed, for financial reporting purposes, to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties. The contracts for these services are issued under the similar terms and rates as the contracts entered into with unrelated third parties. We did not eliminate any revenue or expenses in our contract drilling segment during 2016. By providing drilling services for the oil and natural gas segment, we eliminated revenue of $22.1 million and $89.5 million during 2015 and 2014, respectively, from our contract drilling segment and eliminated the associated operating expense of $18.3 million and $62.4 million during 2015 and 2014, respectively, yielding $3.8 million and $27.1 million during 2015 and 2014, respectively, as a reduction to the carrying value of our oil and natural gas properties.

MID-STREAM

General. Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiaries. Its operations consist of buying, selling, gathering, processing, and treating natural gas. It operates three natural gas treatment plants, 13 processing plants, 25 active gathering systems, and approximately 1,465 miles of pipeline. Superior and its subsidiaries operate in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

The following table presents certain information regarding our mid-stream segment for the years indicated:

	Year Ended December 31,
	2016	2015	2014
Gas gathered—Mcf/day	419,217	353,771	319,348
Gas processed—Mcf/day	155,461	182,684	161,282
NGLs sold—gallons/day	536,494	577,513	733,406

Dispositions and Acquisitions. This segment did not have any significant dispositions or acquisitions during 2014, 2015, or 2016.

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

Contracts. Our mid-stream segment provides its customers with a full range of gathering, processing, and treating services. These services are usually provided to each customer under long-term contracts (more than one year), but we do have some short-term contracts as well. Our customer agreements include the following types of contracts:

•
Fee-Based Contracts. These contracts provide for a set fee for gathering, transporting, compressing, and treating services. Our mid-stream’s revenue is a function of the volume of natural gas and is not directly dependent on the value of the natural gas. For the year ended December 31, 2016, 76% of our mid-stream segment’s total volumes and 71% of its operating margins (as defined below) were under fee-based contracts.

•
Commodity-Based Contracts. These contracts consist of several contract structure types. Under these contract structures, our mid-stream segment purchases the raw well-head natural gas and settles with the producer at a stipulated price while retaining all sales proceeds from third parties or retains a negotiated percentage of the sales proceeds from the residue natural gas and NGLs it gathers and processes, with the remainder being paid to the producer. For the year ended December 31, 2016, 24% of our mid-stream segment’s total volumes and 29% of operating margins (as defined below) were under commodity-cased contracts.

For each of the above contracts, operating margin is defined as total operating revenues less operating expenses and does not include depreciation, amortization, and impairment, general and administrative expenses, interest expense, or income taxes.

Customers. During 2016, ONEOK Partners, L.P., Koch Energy Services, LLC, Range Resources Corporation, and Tenaska Resources, LLC, accounted for approximately 30%, 11%, 10%, and 10%, respectively, of our mid-stream revenues. We believe that if we lost any of these identified customers, there are other customers available to purchase our gas and NGLs. During 2016, 2015, and 2014 this segment purchased $42.7 million, $57.6 million, and $80.9 million, respectively, of our oil and natural gas segment's natural gas and NGLs production, and provided gathering and transportation services of $9.2 million, $7.6 million, and $8.7 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

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

	Oil Price per Bbl		NGLs Price per Bbl		Natural Gas Price per Mcf
Quarter	High	Low	High	Low	High	Low
2014
First	$98.09	$90.51	$41.62	$36.75	$5.00	$4.25
Second	$102.62	$98.76	$35.45	$25.70	$4.38	$4.15
Third	$98.95	$90.70	$31.08	$29.32	$3.88	$3.36
Fourth	$82.30	$54.22	$29.02	$19.49	$3.96	$3.31
2015
First	$46.70	$43.22	$18.90	$1.60	$2.85	$2.30
Second	$54.37	$49.28	$15.41	$10.21	$2.50	$2.11
Third	$49.02	$40.36	$9.49	$7.81	$2.51	$2.17
Fourth	$42.21	$33.29	$12.81	$9.03	$2.12	$1.64
2016
First	$31.49	$26.62	$9.49	$4.54	$1.86	$1.20
Second	$45.13	$36.63	$13.19	$8.61	$1.52	$1.36
Third	$41.75	$41.40	$14.95	$9.87	$2.48	$2.32
Fourth	$48.80	$42.71	$19.07	$12.14	$2.85	$2.25

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

OIL AND NATURAL GAS PROGRAMS AND CONFLICTS OF INTEREST

Unit Petroleum Company serves as the general partner of 13 oil and gas limited partnerships (the employee partnerships) which were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. Employee partnerships were formed for each year beginning with 1984 and ending with 2011. In addition, we also had three non-employee partnerships, one formed in 1984 and two formed in 1986 (investments by third parties). Effective December 31, 2014, the 1984 partnership was dissolved and effective December 31, 2016, the two 1986 partnerships were also dissolved.

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

EMPLOYEES

As of February 10, 2017, we had approximately 746 employees in our contract drilling segment, 266 employees in our oil and natural gas segment, 125 employees in our mid-stream segment, and 79 in our general corporate area. None of our employees are members of a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

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

Environmental.

General. Our operations are subject to federal, state, and local laws and regulations governing protection of the environment. These laws and regulations may require acquisition of permits before certain of our operations may be commenced and may restrict the types, quantities, and concentrations of various substances that can be released into the environment. Planning and implementation of protective measures are required to prevent accidental discharges. Spills of oil, natural gas liquids, drilling fluids, and other substances may subject us to penalties and cleanup requirements. Handling, storage, and disposal of both hazardous and non-hazardous wastes are subject to regulatory requirements.

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

The EPA and the U.S. Army Corp of Engineers in 2015 proposed a new expansive definition of the “waters of the United States,” which rules has been stayed by courts pending conformity with the definition the United States Supreme Court previously established and whether such changes can be appealed by a person or entity directly to a United States Court of Appeals. In addition, the Army Corps of Engineers includes wetlands within its definition of “waters of the United States.” In 2016, the United States Supreme Court in U.S. Army Corps of Engineers v. Hawkes held that landowners can challenge in court an Army Corps of Engineers jurisdictional determination. It is anticipated that this decision will provide landowners an important tool in negotiating and resolving conflicts with federal agencies over the extent of wetlands on a property.

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

Environmental Protection Agency (EPA) responded to the Massachusetts, et al. v. EPA decision and issued a finding that the current and projected concentrations of GHGs in the atmosphere threaten the public health and welfare of current and future generations, and that certain GHGs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of GHG and hence to the threat of climate change. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large (25,000 metric tons or more) GHG emission sources in the U.S., beginning in 2011 for emissions occurring in 2010. During 2010, the EPA proposed revisions to these reporting requirements to apply to all oil and gas production, transmission, processing, and other facilities exceeding certain emission thresholds. On May 12, 2016, the EPA issued three final rules that together will curb emissions of methane, smog-forming volatile organic compounds (VOCs) and toxic air-pollutants such as benzene from new, reconstructed and modified oil and natural gas sources, while providing greater certainty about Clean Air Act permitting requirements for the industry. First, the EPA issued updates to the New Source Performance Standards (NSPS) for the oil and natural gas industry to add requirements that the industry reduce emissions of GHGs and to cover additional equipment and activities in the oil and natural gas distribution chain by setting emissions limits for methane and to require owners/operators to find and repair methane and VOC leaks. Second, the EPA issued a source determination rule with respect to the EPA’s air permitting rules as they apply to the oil and natural gas industry. The EPA clarified when multiple pieces of equipment and activities must be deemed a single source for determining whether (i) major source Prevention of Significant Deterioration (PSD) and Nonattainment New Source Review requirements apply with respect to preconstruction permitting and (ii) a Title V Operating permit is required. Third, the EPA issued a final rule to implement the Minor New Source Review Program in Indian Country for oil and natural gas production designed to limit emissions of harmful air pollution while making the preconstruction permitting process more streamlined and efficient. These regulations will result in additional costs to reduce emissions of GHGs associated with our operations and possibly could adversely affect demand for the crude oil we gather, transport, store or otherwise handle in connection with our services.

Hydraulic Fracturing. Our oil and natural gas segment routinely applies hydraulic fracturing techniques to many of our oil and natural gas properties, including our unconventional resource plays in the Granite Wash of Texas and Oklahoma, the Marmaton of Oklahoma, the Wilcox of Texas, and the Mississippian of Kansas. A committee of the U.S. House of Representatives has been conducting an investigation of hydraulic fracturing practices. Legislation has previously been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. The U.S. House of Representatives has previously passed a bill that would block the Department of Interior from regulating hydraulic fracturing in states that already have their own regulations in place; however, it is uncertain that such an act will ever be enacted. In addition, certain states in which we operate, including Texas, Oklahoma, Kansas, Colorado, and Wyoming have adopted, and other states as well as municipalities and other local governmental entities in some states, have and others are considering adopting regulations and ordinances that could impose more stringent permitting, public disclosure of fracking fluids, waste disposal, and well construction requirements on these operations, and even restrict or ban hydraulic fracturing in certain circumstances.

On December 31, 2016, the EPA released its scientific Final Report on Impacts from Hydraulic Fracturing Activities on Drinking Water. The EPA states the report, which was done at the request of Congress, provides scientific evidence that hydraulic fracturing activities can impact drinking water resources in the United States under some circumstances. The EPA identifies six conditions under which impacts from hydraulic fracturing activities can be more frequent or severe as well as existing uncertainties and data gaps. Both the EPA and the United States Geological Survey (USGS) have made statements indicating that activities associated with hydraulic fracturing may be causing earthquakes, with the focus being on wastewater disposal wells rather than injection wells. In an August 2015 report sent to the Texas Railroad Commission, the EPA stated it believes there is a significant possibility that North Texas earthquake activity is associated with disposal wells. The USGS has stated that hydraulic fracturing causes extremely small earthquakes, but they are almost always too small to be detected. With respect to disposal wells, the USGS has stated that the injection of wastewater and salt water by deep wells into the subsurface can cause earthquakes that are large enough to be felt and may cause damage. As a result, the USGS and its university partners have deployed seismometers at sites of known or possible injection induced earthquakes in Arkansas, Colorado, Kansas, Oklahoma, Ohio and Texas and that it is also developing methods to assess the earthquake hazard associated with wastewater injection wells.

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

Other; Compliance Costs. We cannot predict future legislation or regulations. It is possible that some future laws, regulations, and/or ordinances could result in increasing our compliance costs or additional operating restrictions as well as those of our customers. It is also possible that such future developments could curtail the demand for fossil fuels which could adversely affect the demand for our services, which in turn could adversely affect our future results of operations. Likewise we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.

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

These forward-looking statements include, among others, such things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	prices for oil, NGLs, and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of our legal proceedings will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil, NGLs, or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions affecting our costs and increasing operating restrictions or delays as well as other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill during the year; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may be required to record in future periods.

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

Based on our 2016 production, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of derivatives, would result in a corresponding $442,000 per month ($5.3 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $238,000 per month ($2.9 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of derivatives, would have a $398,000 per month ($4.8 million annualized) change in our pre-tax operating cash flow.

In order to reduce our exposure to short-term fluctuations in the price of oil, NGLs, and natural gas, we sometimes enter into derivative contracts such as swaps and collars. To date, we have derivatives in part, but not on all of our production which only provides price protection against declines in oil, NGLs, and natural gas prices on the production subject to our derivatives, but not otherwise. Should market prices for the production we have derivatives exceed the prices due under our derivative contracts, our derivative contracts then expose us to risk of financial loss and limit the benefit to us of those increases in market prices. During 2016, all of our NGLs volumes and about half of our oil and natural gas volumes were sold at market responsive prices. To help manage our cash flow and capital expenditure requirements, we had derivative contracts on approximately 61% and 65% of our 2016 average daily production for oil and natural gas, respectively. A more thorough discussion of our derivative arrangements is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report contained in Item 7.

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

Debt and Bank Borrowing. We have incurred and currently expect to continue to incur substantial capital expenditures in our operations. Historically, we have funded our capital needs through a combination of internally generated cash flow and borrowings under our bank credit agreement. In 2011 and 2012, we issued $250.0 million (the 2011 Notes) and $400.0 million (the 2012 Notes), respectively, of senior subordinated notes (collectively, the Notes). We currently have, and will continue to have, a certain amount of indebtedness. At December 31, 2016, we had $160.8 million of outstanding long-term debt under our credit agreement and the amount of the Notes, net of unamortized discount and debt issuance costs, was $640.1 million.

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

Prices for oil, NGLs, and natural gas are subject to wide fluctuations in response to relatively minor changes in the actual or perceived supply of and demand for oil, NGLs, and natural gas, market uncertainty, and a variety of additional factors that are beyond our control. These factors include:

•	political conditions in oil producing regions;

•	the ability of the members of the OPEC to agree on prices and their ability or willingness to maintain production quotas;

•	actions taken by foreign oil and natural gas companies;

•	the price of foreign oil imports;

•	imports and exports of oil and liquefied natural gas;

•	actions of governmental authorities;

•	the domestic and foreign supply of oil, NGLs, and natural gas;

•	the level of consumer demand;

•	United States storage levels of oil, NGLs, and natural gas;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price, availability, and acceptance of alternative fuels;

•	volatility in ethane prices causing rejection of ethane as part of the liquids processed stream; and

•	worldwide economic conditions.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil, NGLs, and natural gas.

Our contract drilling operations depend on levels of activity in the oil, NGLs, and natural gas exploration and production industry.

Our contract drilling operations depend on the level of activity in oil, NGLs, and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil, NGLs, and natural gas prices affect the level of that activity. Because oil, NGLs, and natural gas prices are volatile, the level of exploration and production activity can also be volatile. Any decrease from current oil, NGLs, and natural gas prices could further depress the level of exploration and production activity. This, in turn, would likely result in further declines in the demand for our drilling services and would have an adverse effect on our contract drilling revenues, cash flows, and profitability. As a result, the future demand for our drilling services is uncertain.

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

We have experienced and will continue to experience substantial capital needs for our operations. We have $640.1 million of indebtedness outstanding (net of unamortized discount and debt issuance costs) under the senior subordinated notes we have issued to date and, in addition, have the right to borrow up to $475.0 million under our credit agreement. As of February 10, 2017, we had $163.0 million outstanding borrowings under our credit agreement. Our level of indebtedness, the cash flow needed to satisfy our indebtedness, and the covenants governing our indebtedness could:

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

In addition, our credit agreement also requires us to maintain a minimum current ratio and a maximum senior indebtedness or leverage ratio.

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

Exploration and development involve numerous risks that may result in dry holes, the failure to produce oil, NGLs, and natural gas in commercial quantities and the inability to fully produce discovered reserves. The cost of drilling, completing, and operating wells is substantial and uncertain. Numerous factors beyond our control may cause the curtailment, delay, or cancellation of drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	capacity of pipeline systems;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs, pressure pumping services, or delivery crews and the delivery of equipment.

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

The success of our three segments and the success of our other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, and other professionals. Competition for these professionals can be extremely intense, particularly when the industry is experiencing favorable conditions.

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

During 2016, sales to Sunoco Logistics and Valero Energy Corporation accounted for 24% and 11% of our oil and natural gas revenues, respectively. QEP Resources, Inc. and Whiting Petroleum Corporation were our largest drilling customers accounting for approximately 28% and 18%, respectively, of our total contract drilling revenues. And for our mid-stream segment, ONEOK Partners, L.P., Koch Energy Services, LLC, Range Resources Corporation, and Tenaska Resources, LLC, accounted for approximately 30%, 11%, 10%, and 10%, respectively, of our revenues. No other third party customer accounted for 10% or more of our revenues. Any of our customers may choose not to use our services and the loss of a number of our larger customers could have a material adverse effect on our financial condition and results of operations if we could not find replacements.

Shortage of completion equipment and services could delay or otherwise adversely affect our oil and natural gas segment's operations.

As there is an increase in horizontal drilling activity in certain areas, shortages could result in the availability of third party equipment and services required for the completion of wells drilled by our oil and natural gas segment. We could experience delays in completing some of our wells. Although we can take steps to try to reduce the delays associated with these services, we anticipate that these services will be in high demand for the immediate future and could delay, restrict, or curtail part of our exploration and development operations, which could in turn harm our results.

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

Our oil and natural gas segment's prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis. Based on a variety of factors, including future oil, NGLs, natural gas prices, the generation of additional seismic or geological information, and other factors, we may decide not to drill one or more of these prospects. As a result, we may not be able to increase or maintain our reserves or production, which in turn could have an adverse effect on our business, financial position, and results of operations. In addition, the SEC's reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. At December 31, 2016, we had 40 proved undeveloped drilling locations. To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of those reserves could also have a negative effect on the borrowing base under our credit facility.

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

While we hold certain patents regarding our BOSS drilling rig design, it is still possible that third parties may claim we infringe their intellectual property rights. We may receive notices from others claiming that our BOSS drilling rig design infringes on their intellectual property rights. In that event we may choose to resolve these claims by entering into royalty and licensing agreements, redesigning the drilling rig, or paying damages. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent marketing and utilizing our drilling rigs that have infringing technologies.

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

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “UNT.” The following table identifies the high and low closing sales prices per share of our common stock for the periods indicated:

	2016		2015
Quarter	High	Low	High	Low
First	$12.51	$4.41	$34.66	$24.76
Second	$17.81	$8.44	$36.23	$26.79
Third	$18.82	$11.29	$27.10	$11.00
Fourth	$28.11	$16.44	$19.53	$10.60

On February 10, 2017, the closing sale price of our common stock, as reported by the NYSE, was $27.36 per share. On that date, there were approximately 836 holders of record of our common stock.

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

Performance Graph. The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor will this information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into that filing.

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
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
Unit Corporation
S&P 500 Index
S&P 600 Oil & Gas Exploration & Production
Peer Group

Item 6.     Selected Financial Data

The following table shows selected consolidated financial data. The data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of 2016, 2015, and 2014 activity.

	As of and for the Year Ended December 31,
	2016		2015		2014		2013	2012
	(In thousands except per share amounts)
Revenues	$602,177		$854,231		$1,572,944		$1,351,850	$1,315,123
Net income (loss)	$(135,624)	(4)	$(1,037,361)	(3)	$136,276	(2)	$184,746	$23,176	(1)
Net income (loss) per common share:
Basic	$(2.71)		$(21.12)		$2.80		$3.83	$0.48
Diluted	$(2.71)		$(21.12)		$2.78		$3.80	$0.48
Total assets	$2,479,303	(4)	$2,799,842	(3)	$4,463,473	(2)	$4,010,546	$3,747,688	(1)
Long-term debt (5)	$800,917		$918,995		$801,908		$633,852	$702,927
Other long-term liabilities (6)	$103,479		$140,626		$148,785		$158,331	$167,545
Cash dividends per common share	$—		$—		$—		$—	$—
_________________________

(1)	In 2012, due to low 12-month average commodity prices, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $283.6 million pre-tax ($176.5 million, net of tax).

(2)
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

(3)
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

(4)	For the first three quarters of 2016, we incurred non-cash ceiling test write-downs on our oil and natural gas properties of $161.6 million pre-tax ($100.6 million, net of tax).

(5)	Long-term debt is net of unamortized discount and debt issuance costs.

(6)	Includes non-current derivative liabilities.

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

Deteriorating commodity prices worldwide during the past two years or so brought about significant adverse changes affecting our industry and us. These lower commodity prices caused us (and other oil and gas companies) to reduce and ultimately stop drilling activity and spending. When drilling activity and spending decline for extended periods of time the rates for and the number of our drilling rigs working also tend to decline. In addition, sustained lower commodity prices impact the liquidity condition of some of our industry partners and customers, which, in turn, could limit their ability to meet their financial obligations to us.

Commodity prices are volatile and subject to a number of factors most of which we cannot control. With the recent improvements in commodity prices, we are slowly starting to see signs of improvement in both industry and our activity. Our oil and natural gas segment began using two drilling rigs in the fourth quarter of 2016 and continued to do so in January 2017. Our contract drilling segment completed the construction and contracted the ninth BOSS drilling rig in the fourth quarter of 2016. In addition, we have seen indications that other operators are picking up their activity as well, but the extent and duration of this increase remains uncertain.

The impact on our business and financial results from the reduction in oil, NGLs, and natural gas prices has had a number of consequences for us, including:

•
We incurred non-cash ceiling test write-downs in the first nine months of 2016 of $161.6 million ($100.6 million net of tax). We did not have a write-down in the fourth quarter of 2016. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at December 31, 2016 and only adjust the 12-month average price to an estimated first quarter ending average (holding February 2017 prices constant for the remaining one month of the first quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the first quarter of 2017. But commodity prices (and other factors) remain volatile and they could negatively impact the 12-month average price resulting in the potential for an impairment in the first quarter.

•
We reduced the number of gross wells our oil and natural gas segment drilled in 2016 by approximately 64% from the number drilled in 2015 due to reduced cash flow. For 2017, we plan to increase the number of gross wells drilled by approximately 67-90% from the number of wells drilled in 2016.

•
The decline in drilling by our customers reduced the average utilization of our drilling rig fleet. At December 31, 2015, we had 26 drilling rigs operating. In 2016, utilization continued downward bottoming out in May at 13 operating drilling rigs. After May commodity prices began improving for the remainder of the year and we exited 2016 with 21 active rigs. As of February 10, 2017, we had 25 drilling rigs operating. Operators have been increasing drilling, but the extent of further increases remain uncertain. As of December 31 2016, all nine of our BOSS drilling rigs were under contract.

•
Due to low NGLs prices, we continue to operate most of our mid-stream processing facilities in full ethane rejection mode which reduces the amount of liquids sold. As long as NGLs prices remain depressed, we expect to continue operating in full ethane rejection mode. Low prices have reduced drilling activity around our processing systems thus reducing the number of new wells available to connect to these systems which has resulted in lower processed volumes as production from connected wells naturally decline.

•
Under the third amendment to our credit agreement entered into on April 8, 2016, the lenders decreased our borrowing base from $550.0 million to $475.0 million. Our commitment under the credit agreement also decreased from $500.0 million to $475.0 million. The October 2016 redetermination did not result in any changes to our borrowing base, and we currently do not anticipate any reduction to our borrowing base for the April 2017 redetermination. At February 10, 2017, we had $163.0 million outstanding borrowings under our credit agreement.

In response to lower commodity prices we did the following during 2016:

•	Consolidated from five to two the number of divisions within our drilling segment further reducing the costs associated with operating the divisions.

•
Designed the higher end of our 2016 exploration and production segment budget so the majority of those proposed expenditures were in the latter part of the year allowing us to take into account future commodity price movement before we actually incured those expenditures.

•	Implemented certain reductions in our office and field workforces to account for the reduction in our operating activities as well as reducing the compensation paid to drilling personnel.

•	Sold non-core oil and gas properties for approximately $67.2 million with most of the proceeds being used to pay down borrowings under our bank credit agreement.

Executive Summary

Oil and Natural Gas

Fourth quarter 2016 production from our oil and natural gas segment was 4,209,000 Boe which was essentially unchanged from the third quarter of 2016 and decreased 12% from the fourth quarter of 2015. The decrease came mostly from lower production due to reduced drilling activity resulting in decreased replacement of reserves. Oil and NGLs production during the fourth quarter of 2016 was 47% of our total production compared to 44% of our total production during the fourth quarter of 2015.

Fourth quarter 2016 oil and natural gas revenues increased 11% over the third quarter of 2016 and increased 16% over the fourth quarter of 2015. These increases were primarily due to rising oil, natural gas, and NGLs prices partially offset by reduced production volumes compared to the fourth quarter of 2015.

Our NGLs, oil, and natural gas prices for the fourth quarter of 2016 increased 15%, 8%, and 3%, respectively, compared to the third quarter of 2016. Our NGLs and natural gas prices increased 32% and 6%, respectively, compared to the fourth quarter of 2015, while our oil prices decreased 4%.

Direct profit (oil and natural gas revenues less oil and natural gas operating expense) increased 14% over the third quarter of 2016 and 52% over the fourth quarter of 2015. The increase over the third quarter of 2016 was primarily due to higher revenues due to rising commodity prices. The increase over the fourth quarter of 2015 was primarily due to higher revenues and lower lease operating expenses (LOE).

Operating cost per Boe produced for the fourth quarter of 2016 increased 5% over the third quarter of 2016 and decreased 14% from the fourth quarter of 2015. The increase over the third quarter of 2016 was primarily due to higher lease operating expenses, gross production taxes, and bad debt expense. The decrease from the fourth quarter of 2015 was primarily due to lower LOE, general and administrative expenses, salt water disposal expense, and lower production.

For 2017, we have derivative contracts covering approximately 3,750 Bbls per day of oil production. For the first quarter, second and third quarters, we have hedged approximately 105,000 MMBtu per day of natural gas production, and for the fourth quarter, we have hedged approximately 92,000 MMBtu per day of natural gas production. For the first quarter of 2018, we have hedged approximately 60,000 MMBtu per day of natural gas production. For the remainder of 2018, we have to date hedged approximately 20,000 MMBtu per day of natural gas production.

At December 31, 2016, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan’17 – Mar’17	Natural gas – swap	70,000 MMBtu/day	$3.044	IF – NYMEX (HH)
Apr'17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	10,000 MMBtu/day	$3.025	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – basis swap (1)	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – basis swap (1)	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jan'17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	10,000 MMBtu/day	$3.25 - $2.50 - $4.43	IF – NYMEX (HH)
Jan’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX
_________________________

(1)	After December 31, 2016, the basis swaps for February through October 2017 and April through October 2018 were liquidated for $0.6 million and $0.5 million, respectively.

After December 31, 2016, the following non-designated hedges were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr’17 – Oct'17	Natural gas – swap	10,000 MMBtu/day	$3.505	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	10,000 MMBtu/day	$3.50 - $2.75 - $4.00	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	40,000 MMBtu/day	$3.38 - $2.69 - $4.17	IF – NYMEX (HH)
Apr’18 – Dec'18	Natural gas – three-way collar	10,000 MMBtu/day	$3.00 - $2.50 - $3.66	IF – NYMEX (HH)

During 2016, we participated in the drilling of 21 wells (9.67 net wells). For 2017, we plan to participate in the drilling of approximately 35 to 40 gross wells. Our 2017 production guidance is approximately 15.9 to 16.4 MMBoe, an decrease of 5-8% from 2016, actual results will be subject to many factors. This segment’s capital budget for 2017 is approximately $188.0 million, a 57% increase from 2016, excluding acquisitions and ARO liability.

Contract Drilling

The average number of drilling rigs we operated for 2016 was 17.4 compared to 34.7 in 2015. At December 31, 2015, we had 26 drilling rigs operating. In 2016, utilization continued downward bottoming out in May at 13 operating drilling rigs. After May commodity prices began improving for the remainder of the year and we exited 2016 with 21 active rigs.

Revenue for the fourth quarter of 2016 increased 29% over the third quarter of 2016 and decreased 34% from the fourth quarter of 2015. The increase over the third quarter of 2016 was primarily due to more drilling rigs operating offset slightly by lower dayrates. The decrease from the fourth quarter of 2015 was primarily due to less drilling rigs operating and lower dayrates.

Dayrates for the fourth quarter of 2016 averaged $16,866, a 4% and 9% decrease from the third quarter of 2016 and the fourth quarter of 2015, respectively. The decreases were primarily due to downward pressure on dayrates with lower demand.

Operating costs for the fourth quarter of 2016 increased 13% over the third quarter of 2016 and decreased 34% from the fourth quarter of 2015, respectively. The increase over the third quarter of 2016 was primarily due to more drilling rigs operating while the decrease from the fourth quarter of 2015 was primarily due to fewer drilling rigs operating.

Direct profit (contract drilling revenue less contract drilling operating expense) for the fourth quarter of 2016 increased 74% over the third quarter of 2016 and decreased 35% from the fourth quarter of 2015. The increase over the third quarter of 2016 was primarily due to more drilling rigs operating while the decrease from the fourth quarter of 2015 was primarily due to fewer drilling rigs operating.

Operating cost per day for the fourth quarter of 2016 decreased 7% and 8% from the third quarter of 2016 and the fourth quarter of 2015, respectively. The decrease from the third quarter of 2016 was primarily due to an increase in drilling rigs operating. The decrease from the fourth quarter of 2015 was primarily due to fewer drilling rigs operating.

During 2016, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates.

As of December 31, 2016, we had eight term drilling contracts with original terms ranging from six months to two years. Seven of these contracts are up for renewal in 2017, (two in the first quarter, three in the second quarter, and two in the third quarter) and one is up for renewal in 2018. Term contracts may contain a fixed rate for the duration of the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts have opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. We recorded $3.1 million and $29.0 million in early termination fees in 2016 and 2015, respectively.

During December 2016, we sold an idle 1,500 horsepower SCR drilling rig to an unaffiliated third party. We also fabricated and placed into service our ninth new BOSS drilling rig for a third party operator. This new BOSS rig was constructed using the long lead time components purchased in prior years.

Our anticipated 2017 capital expenditures for this segment are approximately $24.0 million, a 25% increase from 2016.

Mid-Stream

Fourth quarter 2016 liquids sold per day decreased 4% and 5% from the third quarter of 2016 and the fourth quarter of 2015, respectively. The decrease from third quarter of 2016 was due primarily to less processed volume due to connecting fewer wells to our system and continuing to operate our processing facilities in full ethane rejection. The decrease from the fourth quarter of 2015 was also due to connecting fewer wells to our systems. For the fourth quarter of 2016, gas processed per day decreased 8% and 17% from the third quarter of 2016 and the fourth quarter of 2015, respectively. The decrease from the third quarter of 2016 was due to connecting fewer wells to our processing systems and general declines in wells. The decrease from prior year was also due to connecting fewer wells to our processing systems. For the fourth quarter of 2016, gas gathered per day decreased 1% from the third quarter of 2016 and increased 18% over the fourth quarter of 2015. The decrease from the third quarter of 2016 is primarily due to connecting fewer wells to our systems. The increase over the fourth quarter of 2015 were primarily from well connects in the Appalachian region throughout 2016 and the addition of the Snow Shoe system.

NGLs prices in the fourth quarter of 2016 increased 25% and 29% over the prices received in the third quarter of 2016 and the fourth quarter of 2015, respectively. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts – under which we receive a share of the proceeds from the sale of the NGLs – our revenues from those commodity-based contracts fluctuate based on NGLs prices.

Direct profit (mid-stream revenues less mid-stream operating expense) for the fourth quarter of 2016 increased 13% and 55% over the third quarter of 2016 and fourth quarter of 2015, respectively. The increase over the third quarter was primarily due to an increase in the price of gas liquids and condensate sold. The increase over the fourth quarter of 2015 was primarily due to an increase in the price of gas liquids and condensate sold as well as an increase in gas transported. Total operating cost for this segment for the fourth quarter of 2016 increased 8% and 5% over the third quarter of 2016 and the fourth quarter of 2015, respectively due primarily to the higher cost of gas purchased.

At our Cashion processing facility located in central Oklahoma, our total throughput volume for the fourth quarter of 2016 averaged approximately 33.1 MMcf per day and our total production of natural gas liquids increased to approximately 182,400 gallons per day. The total processing capacity at this facility is approximately 45 MMcf per day. In the fourth quarter of 2016, we completed a construction project that allows us to bring additional gas to the Cashion processing plant. Beginning on January 1, 2017, the producer will deliver 10 MMcf per day for five years on a fee-basis to the Cashion processing facility or pay a shortfall fee which is settled on an annual basis. During 2016, we connected a total of seven new wells to this system.

At our Bellmon processing facility located in the Mississippian play in North Central Oklahoma, our total throughput volume averaged approximately 28.7 MMcf per day during the fourth quarter of 2016 and our total natural gas liquids averaged approximately 148,400 gallons per day while operating in ethane recovery mode during the quarter. In 2016, after we installed additional compression to be able to handle new third-party volumes, we were able to consolidate two producer-owned gathering systems into our system. During 2016, we connected 15 new wells to this facility. We currently have two processing skids available for processing that provide total processing capacity of 90 MMcf per day.

At our Segno gathering facility located in Southeast Texas, our average gathered volume for the fourth quarter of 2016 increased to approximately 91.3 MMcf per day. During 2016 we completed construction projects that improved the facility and increased our gathering and dehydration capacity to approximately 120 MMcf per day. Also during 2016, we connected three new wells to this gathering system and there is active drilling and recompletion activity in the area around our system.

In the Appalachian region, at our Pittsburgh Mills gathering system, we continue to connect new well pads to this system. During 2016, we connected four new well pads with a total of 18 new wells to this gathering system. With the addition of these new wells our average gathered volume for the fourth quarter increased to approximately 153 MMcf per day. In the fourth quarter of 2016, we started preliminary construction activities to connect the next well pad. This well pad will have five wells drilled and we anticipate connecting it in the second quarter of 2017. This well pad is located on the north end of our system close to our Clinton compressor station.

Also in the Appalachian area, we began operating our Snow Shoe gathering system in January of 2016. During 2016, we connected three well pads to this system that have a total of six wells. Our average total gathered volume for this new system in 2016 was approximately 10.2 MMcf per day. Preliminary construction continues on the Snow Shoe compressor station but we do not intend to complete construction and put this compressor station into service until compression services are required on this system.

Anticipated 2017 capital expenditures for this segment are approximately $13.0 million, a 23% decrease from 2016.

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
•    Oil and natural gas properties
•    Accumulated depletion, depreciation and amortization
•    Provision for depletion, depreciation and amortization
•    Impairment of oil and natural gas properties
•    Long-term debt and interest expense

Accounting for ARO for oil, NGLs, and natural gas properties	• Cost estimates related to the plugging and abandonment of wells • Timing of cost incurred • Credit adjusted risk free rate	• Oil and natural gas properties • Accumulated depletion, depreciation and amortization • Provision for depletion, depreciation and amortization • Current and non-current liabilities • Operating expense

Accounting for impairment of long-lived assets	• Forecast of undiscounted estimated future net operating cash flows	• Drilling and mid-stream property and equipment • Accumulated depletion, depreciation and amortization • Provision for depletion, depreciation and amortization

Goodwill	• Forecast of discounted estimated future net operating cash flows • Terminal value • Weighted average cost of capital	• Goodwill

Accounting for value of stock compensation awards	• Estimates of stock volatility • Estimates of expected life of awards granted • Estimates of rates of forfeitures	• Oil and natural gas properties • Shareholder’s equity • Operating expenses • General and administrative expenses

Accounting for derivative instruments	• Derivatives measured at fair value	• Current and non-current derivative assets and liabilities • Gain (loss) on derivatives

Significant Estimates and Assumptions

Full Cost Method of Accounting for Oil, NGLs, and Natural Gas Properties. The determination of our oil, NGLs, and natural gas reserves is a subjective process. It entails estimating underground accumulations of oil, NGLs, and natural gas that cannot be measured in an exact manner. The degree of accuracy of these estimates depends on a number of factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments. Each year, we hire an independent petroleum engineering firm to audit our internal evaluation of our reserves. The audit of our reserve wells or locations as of December 31, 2016 covered those that we projected to comprise 82% of the total proved developed future net income discounted at 10% and 83% of the total proved discounted future net income (based on the SEC's unescalated pricing policy). Included in Part I, Item 1 of this report are the qualifications of our independent petroleum engineering firm and our employees responsible for the preparation of our reserve reports.

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

Oil, NGLs, and natural gas reserve estimates have a significant impact on our DD&A rate. If future reserve estimates for a property or group of properties are revised downward, the DD&A rate will increase as a result of the revision. Alternatively, if reserve estimates are revised upward, the DD&A rate will decrease. Based on our 2016 production level of 17.3 MMBoe, a decrease in the amount of our 2016 oil, NGLs, and natural gas reserves by 5% would increase our DD&A rate by $0.30 per Boe and would decrease pre-tax income by $5.2 million annually. Conversely, an increase in our 2016 oil, NGLs, and natural gas reserves by 5% would decrease our DD&A rate by $0.24 per Boe and would increase pre-tax income by $4.1 million annually.

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

The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when the prices for oil, NGLs, and natural gas are depressed or if we have large downward revisions in our estimated proved oil, NGLs, and natural gas reserves. Application of these rules during periods of relatively low prices, even if temporary, increases the chance of a ceiling test write-down. At December 31, 2016 , our reserves were calculated based on applying 12-month 2016 average unescalated prices of $42.75 per barrel of oil, $19.74 per barrel of NGLs, and $2.48 per Mcf of natural gas (then adjusted for price differentials) over the estimated life of each of our oil and natural gas properties. In total for 2016 , we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $161.6 million pre-tax ($100.6 million net of tax) due to the reduction of the 12-month average commodity prices during the first three quarters of the year. We did not have a ceiling test write-down for the fourth quarter of 2016.

It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at December 31, 2016 and only adjust the 12-month average price to an estimated first quarter ending average (holding February 2017 prices constant for the remaining one month of the first quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the first quarter of 2017. But commodity prices (and other factors) remain volatile and they could negatively impact the 12-month average price resulting in the potential for an impairment in the first quarter.

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

Our decision to withhold costs from amortization and the timing of the transfer of those costs into the amortization base involve a significant amount of judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage. In December 2014, December 2015, and December 2016, we determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. That determination resulted in $73.7 million in 2014, $114.4 million in 2015, and $7.6 million in 2016 of costs associated with the unproved properties being added to the capitalized costs to be amortized. At December 31, 2016, we had a total of approximately $314.9 million of costs excluded from the amortization base of our full cost pool.

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

In 2014, our mid-stream segment incurred a $7.1 million pre-tax write-down of three of its systems, Weatherford, Billy Rose, and Spring Creek and in 2015, incurred a $27.0 million pre-tax write-down of its systems, Bruceton Mills, Spring Creek, and Midwell due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems. No impairment was recorded at December 31, 2016.

Goodwill. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. Our goodwill is all related to our contract drilling segment, and accordingly, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. Inputs in our estimated discounted future net cash flows include drilling rig utilization, day rates, gross margin percentages, and terminal value. No goodwill impairment was recorded at December 31, 2016, 2015, or 2014. Based on our impairment test performed as of December 31, 2016, the fair value of our drilling segment exceeded its carrying value by 16%. A period of sustained reduced commodity prices resulting in further reductions in the number of our drilling rigs working and the rates we charge for them could result in a non-cash goodwill impairment in future periods.

Turnkey and Footage Drilling Contracts. Because our contract drilling operations do not bear the risk of completion of a well being drilled under a “daywork” contract, we recognize revenues and expense generated under “daywork” contracts as the services are performed. Under “footage” and “turnkey” contracts we bear the risk of completion of the well, so revenues and expenses are recognized when the well is substantially completed. Substantial completion is determined when the well bore reaches the depth specified in the contract. The entire amount of a loss, if any, is recorded when the loss can be reasonably determined, however, any profit is recorded only at the time the well is finished. The costs of drilling contracts uncompleted at the end of the reporting period (which includes expenses incurred to date on “footage” or “turnkey” contracts) are included in other current assets. We did not drill any wells under turnkey or footage contracts in 2016, 2015, or 2014.

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

Accounting for Derivative Instruments and Hedging.  All derivatives are recognized on the balance sheet and measured at fair value. Any changes in our derivatives' fair value occurring before their maturity (i.e., temporary fluctuations in value) along with any derivatives settled are reported in gain (loss) on derivatives in our Consolidated Statements of Operations.

New Accounting Standards

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the subsequent measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. This amendment will be effective prospectively for reporting periods beginning after December 31, 2019, and early adoption is permitted. We do not believe this ASU will have a material impact on our financial statements.

Business Combinations; Clarifying the Definition of a Business. The FASB issued ASU 2017-01, clarifying the definition of a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the amendments are effective for annual periods beginning after December 15, 2017. We are in the process of evaluating the impact these amendments will have on our financial statements.

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

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. This will not have a material impact on our financial statements.

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

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments will require current deferred tax assets to be combined with noncurrent deferred tax assets. The amendments will not have a material impact on our financial statements.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This ASU rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities— Oil and Gas, effective upon the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt these amendments effective January 1, 2018. We have begun the identification of revenue within the scope of the guidance. Our evaluation of the impact of the new guidance on our financial statements is on-going. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative effect adjustment to retained earnings at the date of adoption . We currently believe we will adopt the cumulative effect method.

Adopted Standards

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The FASB has issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB has also issued ASU 2015-15. The amendments in this ASU allow an entity to defer and present debt issuance cost as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have maintained debt issuance costs associated with our credit agreement as an asset and amortize these fees over the life of the credit agreement. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have adopted these amendments during the first quarter of 2016. Previously, debt issuance costs associated with the Notes was classified as a long-term asset on the balance sheet, but with ASU 2015-03, it is presented as a direct deduction from the carrying amount of the recognized debt liability. This is also reflected in Note 6 – Long-Term Debt and Other Long-term Liabilities.

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The FASB has issued ASU 2014-15. This is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We have adopted these amendments and began performing the management assessment beginning with the fiscal year end of December 31, 2016. There are no considerations or events that raise substantial doubt about our ability to continue as a going concern.

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

We currently believe we have sufficient cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next twelve months. Our ability to meet our debt covenants (under our credit agreement as well as our Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory, and other factors. For example, lower oil, natural gas, and NGLs prices since the last redetermination under our credit agreement could result in a redetermination of the borrowing base to a lower level and therefore reduce or limit our ability to borrow funds. As a result, we monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our credit agreement to address those issues, if any, ahead of time.

The following is a summary of certain financial information for the years ended December 31:

	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$240,130	$446,944	$708,993
Net cash used in investing activities	(110,971)	(549,778)	(920,597)
Net cash provided by (used in) financing activities	(129,101)	102,620	194,060
Net increase (decrease) in cash and cash equivalents	$58	$(214)	$(17,544)

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

Net cash provided by operating activities during 2016 decreased by $206.8 million from 2015 due primarily to lower revenues due to lower commodity prices and lower drilling rig utilization and dayrates and $25.9 million less in early termination fees and by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital expenditure program toward the exploration for and production of oil, NGLs, and natural gas. These capital expenditures are necessary to offset inherent declines in production, which is typical in the capital-intensive oil and natural gas industry.

Cash flows used in investing activities decreased by $438.8 million in 2016 compared to 2015. The change was due primarily to a decrease in capital expenditures partially offset by the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased by $231.7 million in 2016 compared to 2015. This decrease was primarily due to paying down borrowings during 2016 combined with increased borrowing during 2015 under our credit agreement.

At December 31, 2016, we had unrestricted cash totaling $0.9 million and had borrowed $160.8 million of the $475.0 million we currently have available under our credit agreement.

The following is a summary of certain financial information as of December 31, and for the years ended December 31:

	2016	2015	2014
	(In thousands except percentages)
Working capital	$(43,719)	$(10,633)	$(51,680)
Long-term debt (1)	$800,917	$918,995	$801,908
Shareholders’ equity (2)	$1,194,070	$1,313,580	$2,332,394
Net income (loss) (2)	$(135,624)	$(1,037,361)	$136,276
_________________________

(1)	Long-term debt is net of unamortized discount and debt issuance costs.

(2)
In 2016, 2015, and 2014, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $161.6 million, $1.6 billion, and $76.7 million pre-tax ($100.6 million, $1.0 billion and $47.7 million, net of tax), respectively. In December 2014, we incurred a non-cash write-down associated with the removal of 31 drilling rigs from our fleet along with certain other equipment and drill pipe of $74.3 million pre-tax ($46.3 million net of tax) and then an additional non-cash write-down in 2015 of $8.3 million pre-tax ($5.1 million, net of tax). Also in December 2014, we incurred a non-cash write-down associated with a reduction in the carrying value of three midstream segment systems of $7.1 million pre-tax ($4.4 million net of tax). Then in December 2015, we incurred a non-cash write-down associated with the reduction in the carrying value of three midstream segment gathering systems of $27.0 million pre-tax ($16.8 million, net of tax). The write-downs impacted our shareholders’ equity, ratio of long-term debt to total capitalization, and net income (loss) for years 2015 and 2014. There was no impact on our compliance with the covenants contained in our credit agreement.

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $43.7 million, $10.6 million, and $51.7 million as of December 31, 2016, 2015, and 2014, respectively. This is primarily from the timing of our accounts payable associated with our capital expenditures partially offset by lower accounts receivable due to lower revenues. Our credit agreement is used primarily for working capital and capital expenditures. At December 31, 2016, we had borrowed $160.8 million of the $475.0 million currently available to us under our credit agreement. The effect of our derivatives decreased working capital by $21.6 million as of December 31, 2016, and increased working capital by $10.2 million and $31.1 million as of December 31, 2015 and 2014, respectively.

The following table summarizes certain operating information for the years ended December 31:

	2016	2015		2014
Oil and Natural Gas:
Oil production (MBbls)	2,974	3,783		3,844
Natural gas liquids production (MBbls)	5,014	5,274		4,628
Natural gas production (MMcf)	55,735	65,546		58,854
Average oil price per barrel received	$40.50	$50.79		$89.43
Average oil price per barrel received excluding derivatives	$39.05	$45.04		$89.32
Average NGLs price per barrel received	$11.26	$10.12		$30.95
Average NGLs price per barrel received excluding derivatives	$11.26	$10.12		$30.95
Average natural gas price per mcf received	$2.07	$2.63		$3.92
Average natural gas price per mcf received excluding derivatives	$1.98	$2.25		$4.03
Contract Drilling:
Average number of our drilling rigs in use during the period	17.4	34.7		75.4
Total number of drilling rigs available for use at the end of the period	94	94		89
Average dayrate	$17,784	$19,455		$20,043
Mid-Stream:
Gas gathered—Mcf/day	419,217	353,771		319,348
Gas processed—Mcf/day	155,461	182,684		161,282
Gas liquids sold—gallons/day	536,494	577,513		733,406
Number of natural gas gathering systems	25	25	(1)	38
Number of processing plants	13	13		14
_________________________

(1)	In 2015, our mid-stream segment transferred 11 natural gas gathering systems to our oil and natural gas segment.

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

Based on our 2016 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would result in a corresponding $442,000 per month ($5.3 million annualized) change in our pre-tax operating cash flow. Our 2016 average natural gas price was $2.07 compared to an average natural gas price of $2.63 for 2015 and $3.92 for 2014. A $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $238,000 per month ($2.9 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $398,000 per month ($4.8 million annualized) change in our pre-tax operating cash flow based on our production in 2016. Our 2016 average oil price per barrel was $40.50 compared with an average oil price of $50.79 in 2015 and $89.43 in 2014, and our 2016 average NGLs price per barrel was $11.26 compared with an average NGLs price of $10.12 in 2015 and $30.95 in 2014.

It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at December 31, 2016 and only adjust the 12-month average price to an estimated first quarter ending average (holding February 2017 prices constant for the remaining one month of the first quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the first quarter of 2017. Commodity prices remain volatile and they could negatively impact the 12-month average price and the potential for an impairment in the first quarter.

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

During 2016, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The drastic reduction in commodity prices from two years ago for oil and natural gas has changed demand for drilling rigs. All of these factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates. For 2016, our average dayrate was $17,784 per day compared to $19,455 and $20,043 per day for 2015 and 2014, respectively. Our average number of drilling rigs used in 2016 was 17.4 (19%) compared with 34.7 (38%) and 75.4 (63%) in 2015 and 2014, respectively. Based on the average utilization of our drilling rigs during 2016, a $100 per day change in dayrates has a $1,740 per day ($0.6 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with the acquisition of an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We did not eliminate any revenue or expenses in our contract drilling segment during 2016. By providing drilling services for the oil and natural gas segment, we eliminated revenue of $22.1 million and $89.5 million during 2015 and 2014, respectively, from our contract drilling segment and eliminated the associated operating expense of $18.3 million and $62.4 million during 2015 and 2014, respectively, yielding $3.8 million and $27.1 million during 2015 and 2014, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

This segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 13 processing plants, 25 gathering systems, and approximately 1,465 miles of pipeline. Its operations are located in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. This segment enhances our ability to gather and market not only our own natural gas and NGLs but also that owned by third parties and serves as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During 2016, 2015, and 2014 this segment purchased $42.7 million, $57.6 million, and $80.9 million, respectively, of our oil and natural gas segment's natural gas and NGLs production, and provided gathering and transportation services of $9.2 million, $7.6 million, and $8.7 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

Our mid-stream segment gathered an average of 419,217 Mcf per day in 2016 compared to 353,771 Mcf per day in 2015 and 319,348 Mcf per day in 2014. It processed an average of 155,461 Mcf per day in 2016 compared to 182,684 Mcf per day in 2015 and 161,282 Mcf per day in 2014, and sold NGLs of 536,494 gallons per day in 2016 compared to 577,513 gallons per day in 2015 and 733,406 gallons per day in 2014. Gas gathering volumes per day in 2016 increased primarily from new wells connected to our systems between the comparative periods particularly at our fee-based Appalachian systems and the addition of the Snow Shoe system. Volumes processed decreased primarily due to fewer wells connected to our processing systems. NGLs sold decreased primarily due to lower processed volume and operating in ethane rejection mode.

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that in any event cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at anytime, without a premium or penalty. At December 31, 2016 and February 10, 2017, we had $160.8 million and $163.0 million, respectively, outstanding borrowings under our credit agreement.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets, (c) issuance of standby letters of credit, (d) contract drilling services, and (e) general corporate purposes.

The credit agreement prohibits, among other things:

•	the payment of dividends (other than stock dividends) during any fiscal year in excess of 30% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions; and

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our properties, except in favor of our lenders.

The credit agreement also requires that we have at the end of each quarter:

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1.

Through the quarter ending March 31, 2019, the credit agreement also requires that we have at the end of each quarter:

•	a senior indebtedness ratio of senior indebtedness to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four quarter of no greater than 2.75 to 1.

Beginning with the quarter ending June 30, 2019, and for each quarter ending thereafter, the credit agreement requires:

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of December 31, 2016, we were in compliance with the covenants contained in the credit agreement.

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

On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of December 31, 2016.

Capital Requirements

Oil and Natural Gas Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Any decision to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances involved, all of which provide us with a large degree of flexibility in deciding when and if to incur these costs. We completed drilling 21 gross wells(9.67 net wells) in 2016 compared to 58 gross wells (34.99 net wells) in 2015, and 186 gross wells (121.00 net wells) in 2014. Our 2016 total capital expenditures for our oil and natural gas segment, excluding a $30.9 million reduction in the ARO liability and $0.6 million in acquisitions, totaled $119.9 million compared to 2015 capital expenditures of $273.5 million (excluding a $5.7 million reduction in the ARO liability and $0.2 million in acquisitions), and 2014 capital expenditures of $772.2 million (excluding an $37.7 million reduction in the ARO liability and $5.7 million in acquisitions).

For all of 2017, we plan to participate in drilling approximately 35 to 40 gross wells and estimate our total capital expenditures (excluding any possible acquisitions) for our oil and natural gas segment will be approximately $188.0 million.

Whether we are able to drill all of those wells is dependent on a number of factors, many of which are beyond our control and include the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

We sold non-core oil and natural gas assets, net of related expenses, for $67.2 million, $1.9 million, and $33.1 million during 2016, 2015, and 2014, respectively. Proceeds from those dispositions reduced the net book value of our full cost pool with no gain or loss recognized.

Contract Drilling Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2014. we sold four idle 3,000 horsepower drilling rigs to an unaffiliated third party. The proceeds from that sale were used in our construction program for our new proprietary 1,500 horsepower, AC electric drilling rig, called the BOSS drilling rig.

During 2014, three BOSS drilling rigs were constructed and placed into service for third-party operators.

In December 2014, we removed from service 31 drilling rigs, some older top drives, and certain drill pipe no longer marketable in the current environment and based on the estimated market value from third-party assessments, we recorded a write-down of approximately $74.3 million, pre-tax. During 2015, we recorded an additional write-down on the drilling rigs and other equipment of approximately $8.3 million pre-tax based on the estimated market value from similar auctions. We sold all 31 of these drilling rigs and some other drilling equipment to unaffiliated third parties. The proceeds from the sale of those assets, less costs to sell, was less than the $11.3 million net book value resulting in a loss of $7.3 million pre-tax.

During 2015, five BOSS drilling rigs were constructed and placed into service for third-party operators.

During December 2016, we sold an idle 1500 HP SCR drilling rig to an unaffiliated third party. We also fabricated and placed into service our ninth new BOSS drilling rig for a third party operator. This new BOSS rig was constructed using the long lead time components purchased in prior years.

Our anticipated 2017 capital expenditures for this segment is approximately $24.0 million. We spent $19.1 million for capital expenditures during 2016 compared to $84.8 million in 2015, and $176.7 million in 2014.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. At our Cashion processing facility located in central Oklahoma, our total throughput volume for the fourth quarter of 2016 averaged approximately 33.1 MMcf per day and our total production of natural gas liquids increased to approximately 182,400 gallons per day. The total processing capacity at this facility is approximately 45 MMcf per day. In the fourth quarter of 2016, we completed a construction project that allows us to bring additional gas to the Cashion processing plant. Beginning on January 1, 2017, the producer will deliver 10 MMcf per day for five years on a fee-basis to the Cashion processing facility or pay a shortfall fee which is settled on an annual basis. During 2016, we connected a total of seven new wells to this system.

At our Bellmon processing facility located in the Mississippian play in North Central Oklahoma, our total throughput volume averaged approximately 28.7 MMcf per day during the fourth quarter of 2016 and our total natural gas liquids averaged approximately 148,400 gallons per day while operating in ethane recovery mode during the quarter. In 2016, after we installed additional compression to be able to handle new third-party volumes, we were able to consolidate two producer-owned gathering systems into our system. During 2016, we connected 15 new wells to this facility. We currently have two processing skids available for processing that provide total processing capacity of 90 MMcf per day.

At our Segno gathering facility located in Southeast Texas, our average gathered volume for the fourth quarter of 2016 increased to approximately 91.3 MMcf per day. During 2016 we completed construction projects that improved the facility and increased our gathering and dehydration capacity to approximately 120 MMcf per day. Also during 2016, we connected three new wells to this gathering system and there is active drilling and recompletion activity in the area around our system.

In the Appalachian region, at our Pittsburgh Mills gathering system, we continue to connect new well pads to this system. During 2016, we connected four new well pads with a total of 18 new wells to this gathering system. With the addition of these new wells our average gathered volume for the fourth quarter increased to approximately 153 MMcf per day. In the fourth quarter of 2016, we started preliminary construction activities to connect the next well pad. This well pad will have five wells drilled and we anticipate connecting it in the second quarter of 2017. This well pad is located on the north end of our system close to our Clinton compressor station.

Also in the Appalachian area, we began operating our Snow Shoe gathering system in January of 2016. During 2016, we connected three well pads to this system that have a total of six wells. Our average total gathered volume for this new system in 2016 was approximately 10.2 MMcf per day. Preliminary construction continues on the Snow Shoe compressor station but we do not intend to complete construction and put this compressor station into service until compression services are required on this system.

During 2016, our mid-stream segment incurred $16.8 million in capital expenditures as compared to $63.5 million in 2015, and $51.1 million, excluding $28.2 million for capital leases, in 2014. For 2017, our estimated capital expenditures is approximately $13.0 million.

Contractual Commitments

At December 31, 2016, we had the following contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$1,013,620	$47,532	$95,065	$871,023	$—
Operating leases (2)	4,083	3,009	1,002	72	—
Capital lease interest and maintenance (3)	9,523	2,475	4,492	2,556	—
Drill pipe, drilling components, and equipment purchases (4)	4,224	2,280	1,944	—	—
Enterprise Resource Planning software obligations (5)	1,436	1,436	—	—	—
Total contractual obligations	$1,032,886	$56,732	$102,503	$873,651	$—
_________________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our December 31, 2016 interest rates of 6.625% for the Notes and 2.8% for the credit agreement.

(2)
We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.0%. Total maintenance and interest remaining are $7.7 million and $1.9 million, respectively.

(4)	We have committed to purchase approximately $4.2 million of new drilling rig components over the next two years.

(5)	We have committed to pay $0.9 million for Enterprise Resource Planning software and $0.5 million for maintenance for one year following implementation.

At December 31, 2016, we also had the following commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$4,578	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$4,943	$1,130	Unknown	Unknown	Unknown
ARO liability (3)	$70,170	$2,906	$43,250	$6,647	$17,367
Gas balancing liability (4)	$3,789	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$15,163	$7,178	$1,926	$1,003	$5,056
Capital lease obligations (7)	$18,918	$3,693	$7,845	$7,380	$—
Derivative liabilities—commodity hedges	$21,979	$21,564	$415	$—	$—
Other	$410	$—	$410	$—	$—
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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the Partnerships) with certain qualified employees, officers and directors from 1984 through 2011, with a subsidiary of ours serving as general partner. Effective December 31, 2014, the 1984 partnership was dissolved and effective December 31, 2016, the two 1986 partnerships were also dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of approximately $5,000, $118,000, and $45,000 in 2016, 2015, and 2014, respectively.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

(7)	This amount includes commitments under capital lease arrangements for compressors in our mid-stream segment.

Derivative Activities

Periodically we enter into derivative transactions locking in the prices to be received for a portion of our oil, NGLs, and natural gas production. Any change in fair value on all commodity derivatives we have entered into are reflected in the statement of operations.

Commodity Derivatives. Our commodity derivatives is intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of December 31, 2016, based on our fourth quarter 2016 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Mark-to-Market
	2017	2018
Daily oil production	48%	—%
Daily natural gas production	70%	21%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our evaluation at December 31, 2016, we believe the risk of non-performance by our counterparties is not material. At December 31, 2016, the fair values of the net liabilities we had with each of the counterparties to our commodity derivative transactions are as follows:

December 31, 2016
(In millions)
Canadian Imperial Bank of Commerce	$11.1
Bank of Montreal	8.0
Scotiabank	2.5
Total liabilities	$21.6

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty in our Consolidated Balance Sheets. At December 31, 2016, we recorded the fair value of our commodity derivatives on our balance sheet as non-current derivative assets of $0.4 million and current and non-current derivative liabilities of $21.6 million and $0.4 million, respectively. At December 31, 2015, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $10.2 million and $1.0 million, respectively, and non-current derivative liabilities of $0.3 million.

 All derivatives are recognized on the balance sheet and measured at fair value. Any changes in our derivatives' fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Consolidated Statements of Operations.

These gains (losses) are as follows at December 31:

	2016	2015	2014
	(In thousands)
Gain (loss) on derivatives, included are amounts settled during the period of $9,658, $46,615, and ($6,038), respectively	$(22,813)	$26,345	$30,147

Stock and Incentive Compensation

During 2016, we granted awards covering 736,451 shares of restricted stock. These awards were granted as retention incentive awards. These stock awards had an estimated fair value as of the grant date of $4.5 million. Compensation expense will be recognized over the awards' three year vesting period. During 2016, we recognized $1.9 million in additional compensation expense and capitalized $0.2 million for these awards. During 2015, we granted awards covering 750,290 shares of restricted stock. These awards were granted as retention incentive awards and are being recognized over the awards' three year vesting period. During 2014, we granted awards covering 468,890 shares of restricted stock. These awards were granted as retention incentive awards and are being recognized over their two and three year vesting periods. No SAR awards were made during 2016, 2015, or 2014.

During 2016, we recognized compensation expense of $9.6 million for our restricted stock grants and capitalized $2.1 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.

We are the general partner of 13 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. During 2016, 2015, and 2014, the total we received for all of these fees was $0.3 million, $0.4 million, and $0.5 million, respectively. Our proportionate share of assets, liabilities, and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

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

Results of Operations

2016 versus 2015

	2016	2015	Percent Change (1)
	(In thousands unless otherwise specified)
Total operating revenue	$602,177	$854,231	(30)%
Net loss	$(135,624)	$(1,037,361)	87%

Oil and Natural Gas:
Revenue	$294,221	$385,774	(24)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$120,184	$166,046	(28)%
Depreciation, depletion, and amortization	$113,811	$251,944	(55)%
Impairment of oil and gas properties	$161,563	$1,599,348	(90)%

Average oil price received (Bbl)	$40.50	$50.79	(20)%
Average NGL price received (Bbl)	$11.26	$10.12	11%
Average natural gas price received (Mcf)	$2.07	$2.63	(21)%
Oil production (Bbl)	2,974,000	3,783,000	(21)%
NGLs production (Bbl)	5,014,000	5,274,000	(5)%
Natural gas production (Mcf)	55,735,000	65,546,000	(15)%
Depreciation, depletion, and amortization rate (Boe)	$6.24	$12.30	(49)%

Contract Drilling:
Revenue	$122,086	$265,668	(54)%
Operating costs excluding depreciation and impairment	$88,154	$156,408	(44)%
Depreciation	$46,992	$56,135	(16)%
Impairment of contract drilling equipment	$—	$8,314	(100)%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	17.4	34.7	(50)%
Average dayrate on daywork contracts	$17,784	$19,455	(9)%

Mid-Stream:
Revenue	$185,870	$202,789	(8)%
Operating costs excluding depreciation, amortization, and impairment	$137,609	$161,556	(15)%
Depreciation and amortization	$45,715	$43,676	5%
Impairment of gas gathering and processing systems	$—	$26,966	(100)%

Gas gathered—Mcf/day	419,217	353,771	18%
Gas processed—Mcf/day	155,461	182,684	(15)%
Gas liquids sold—gallons/day	536,494	577,513	(7)%

Corporate and other:
General and administrative expense	$33,337	$34,358	(3)%
Other depreciation	$1,835	$987	86%
Gain (loss) on disposition of assets	$2,540	$(7,229)	135%
Other income (expense):
Interest expense, net	$(39,829)	$(31,963)	25%
Gain (loss) on derivatives	$(22,813)	$26,345	(187)%
Other	$307	$45	NM
Income tax benefit	$(71,194)	$(626,948)	89%
Average interest rate	5.7%	5.4%	6%
Average long-term debt outstanding	$868,332	$897,391	(3)%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $91.6 million or 24% in 2016 as compared to 2015 due primarily to lower oil and natural gas prices as well as a decrease in production. Oil production decreased 21%, NGLs production decreased 5%, and natural gas production decreased 15%. Average oil prices between the comparative years decreased 20% to $40.50 per barrel, NGLs prices increased 11% to $11.26 per barrel, and natural gas prices decreased 21% to $2.07 per Mcf.

Oil and natural gas operating costs decreased $45.9 million or 28% between the comparative years of 2016 and 2015 due to lower LOE, saltwater disposal, and general and administrative expense.

Depreciation, depletion, and amortization (DD&A) decreased $138.1 million or 55% primarily due to a 49% decrease in our DD&A rate and by the effect of a 14% decrease in equivalent production. The decrease in our DD&A rate in 2016 compared to 2015 resulted primarily from the effect of the ceiling test write-downs during 2015 and 2016. Our DD&A expense on our oil and natural properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

During 2016, we recorded non-cash ceiling test write-downs of our oil and natural gas properties totaling $161.6 million pre-tax ($100.6 million, net of tax) compared to a non-cash ceiling test write-down of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax) in 2015. These write-downs were due primarily from the reduction of the 12-month average commodity prices during each year.

Contract Drilling

Drilling revenues decreased $143.6 million or 54% in 2016 as compared to 2015. The decrease was due primarily to a 50% decrease in the average number of drilling rigs in use, a 9% decrease in the average dayrate, and $25.9 million less received for fees on contracts terminated early in 2016 compared to 2015. Average drilling rig utilization decreased from 34.7 drilling rigs in 2015 to 17.4 drilling rigs in 2016.

Drilling operating costs decreased $68.3 million or 44% in 2016 compared to 2015. The decrease was due primarily to fewer drilling rigs operating. Contract drilling depreciation decreased $9.1 million or 16% also due primarily to fewer drilling rigs operating. During the second quarter of 2015, we recorded an impairment of approximately $8.3 million on 31 drilling rigs and other equipment that was sold at auction during the third quarter.

Mid-Stream

Our mid-stream revenues decreased $16.9 million or 8% in 2016 as compared to 2015 due primarily to gas sold per day decreasing 16% and NGLs sold per day decreasing 7%. Gas processing volumes per day decreased 15% between the comparative years primarily from fewer well connections near our processing systems. Gas gathering volumes per day increased 18% primarily from new well connections in the Appalachian region.

Operating costs decreased $23.9 million or 15% in 2016 compared to 2015 primarily due to a 6% decrease in prices paid for natural gas purchased and a 15% decrease in purchase volumes. Depreciation and amortization increased $2.0 million or 5% primarily due to capital expenditures for upgrades and well connects.

In December 2015, our mid-stream segment had a $27.0 million pre-tax write-down of three of its systems, Bruceton Mills, Midwell, and Spring Creek due to anticipated future cash flow and future development around these systems not being sufficient to support their carrying value. The estimated future cash flows were less than the carrying value on these systems.

Due to continued depressed NGLs prices, we are operating most of our processing facilities in full ethane rejection mode which reduced the amount of liquids sold throughout 2016. As long as NGLs prices continue at or below these levels, we expect to continue operating most facilities in full ethane rejection mode. Our mid-stream segment also experience a reduction in processed volumes in 2016 due to the low pricing environment and reduced drilling activity around our systems.

General and Administrative

General and administrative expenses decreased $1.0 million or 3% in 2016 compared to 2015 primarily due to lower employee costs.

Other Depreciation

Other depreciation increased $0.8 million or 86% in 2016 compared to 2015 primarily due to the depreciation on the corporate office facility.

Gain (loss) on Disposition of Assets

Gain (loss) on disposition of assets increased $9.8 million in 2016 compared to 2015 primarily due to the gain of $3.2 million pre-tax on the sale of one drilling rig, various drilling rig components, vehicles, and other equipment somewhat offset by losses from our oil and natural gas and mid-stream segments, compared to a loss of $7.3 million pre-tax on the sale of 31 drilling rigs and other drilling equipment somewhat offset by the gains on the sale of one gathering system, various drilling rig components, vehicles, and a drilling rig during 2015.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $7.9 million between the comparative years of 2016 and 2015. We capitalized interest based on the net book value associated with unproved properties not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for 2016 was $15.3 million compared to $21.7 million in 2015, and was netted against our gross interest of $55.1 million and $53.7 million for 2016 and 2015, respectively. Our average interest rate increased from 5.4% to 5.7% and our average debt outstanding was $29.1 million lower in 2016 as compared to 2015 primarily due to the decrease in our outstanding borrowings under our credit agreement over the comparative periods.

Gain (loss) on derivatives decreased from a gain of $26.3 million in 2015 to a loss of $22.8 million in 2016 primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Benefit

Income tax benefit decreased $555.8 million in 2016 compared to 2015 primarily due to a lower pre-tax loss from a reduction in non-cash ceiling test write-downs in 2016 compared to 2015. Our effective tax rate was 34.4% for 2016 and 37.7% for 2015. This decrease is primarily due to increased deferred tax expense in 2016 related to our restricted stock vestings in 2016 after the exhaustion of our remaining accumulated excess tax benefits. The current income tax benefit was minimal in 2016 compared to a current income tax benefit of $20.6 million for 2015. The $20.6 million current income tax benefit in 2015 was primarily due to an anticipated alternative minimum tax (AMT) net operating loss (NOL) carryback refund claim. We paid $42,000 in income taxes during 2016.

2015 versus 2014

	2015	2014	Percent Change (1)
	(In thousands unless otherwise specified)
Total operating revenue	$854,231	$1,572,944	(46)%
Net income (loss)	$(1,037,361)	$136,276	NM

Oil and Natural Gas:
Revenue	$385,774	$740,079	(48)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$166,046	$187,916	(12)%
Depreciation, depletion, and amortization	$251,944	$276,088	(9)%
Impairment of oil and natural gas properties	$1,599,348	$76,683	NM

Average oil price received (Bbl)	$50.79	$89.43	(43)%
Average NGLs price received (Bbl)	$10.12	$30.95	(67)%
Average natural gas price received (Mcf)	$2.63	$3.92	(33)%
Oil production (Bbl)	3,783,000	3,844,000	(2)%
NGLs production (Bbl)	5,274,000	4,628,000	14%
Natural gas production (Mcf)	65,546,000	58,854,000	11%
Depreciation, depletion, and amortization rate (Boe)	$12.30	$14.82	(17)%

Contract Drilling:
Revenue	$265,668	$476,517	(44)%
Operating costs excluding depreciation and impairment	$156,408	$274,933	(43)%
Depreciation	$56,135	$85,370	(34)%
Impairment of contract drilling equipment	$8,314	$74,318	(89)%

Percentage of revenue from daywork contracts	100%	100%
Average number of drilling rigs in use	34.7	75.4	(54)%
Average dayrate on daywork contracts	$19,455	$20,043	(3)%

Mid-Stream:
Revenue	$202,789	$356,348	(43)%
Operating costs excluding depreciation, amortization, and impairment	$161,556	$306,831	(47)%
Depreciation and amortization	$43,676	$40,434	8%
Impairment of gas gathering and processing systems	$26,966	$7,068	NM

Gas gathered—Mcf/day	353,771	319,348	11%
Gas processed—Mcf/day	182,684	161,282	13%
Gas liquids sold—gallons/day	577,513	733,406	(21)%

Corporate and other:
General and administrative expense	$34,358	$41,027	(16)%
Other depreciation	$987	$996	(1)%
Gain (loss) on disposition of assets	$(7,229)	$8,953	(181)%
Other income (expense):
Interest expense, net	$(31,963)	$(17,371)	84%
Gain on derivatives	$26,345	$30,147	(13)%
Other	$45	$(70)	164%
Income tax expense (benefit)	$(626,948)	$86,663	NM
Average interest rate	5.4%	6.5%	(17)%
Average long-term debt outstanding	$897,391	$674,832	33%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

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

DD&A decreased $24.1 million or 9% primarily due to a 17% decrease in our DD&A rate partially offset by the effect of a 9% increase in equivalent production. The decrease in our DD&A rate in 2015 compared to 2014 resulted primarily from the effect of the ceiling test write-downs during 2015. Our DD&A expense on our oil and natural properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

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

Gain on derivatives decreased from a gain of $30.1 million in 2014 to a gain of $26.3 million in 2015 primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

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

Commodity Price Risk.  Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. Those prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have fluctuated and we expect they will continue to do so. The price of oil, NGLs, and natural gas also affects both the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our 2016 production, a $0.10 per Mcf change in what we are paid for our natural gas production would result in a corresponding $442,000 per month ($5.3 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $238,000 per month ($2.9 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices would have a $398,000 per month ($4.8 million annualized) change in our pre-tax cash flow.

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

At December 31, 2016, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan’17 – Mar’17	Natural gas – swap	70,000 MMBtu/day	$3.044	IF – NYMEX (HH)
Apr'17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	10,000 MMBtu/day	$3.025	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – basis swap (1)	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – basis swap (1)	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jan'17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	10,000 MMBtu/day	$3.25 - $2.50 - $4.43	IF – NYMEX (HH)
Jan’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX
_________________________

(1)	After December 31, 2016, the basis swaps for February through October 2017 and April through October 2018 were liquidated for $0.6 million and $0.5 million, respectively.

After December 31, 2016, the following non-designated hedges were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr’17 – Oct'17	Natural gas – swap	10,000 MMBtu/day	$3.505	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	10,000 MMBtu/day	$3.50 - $2.75 - $4.00	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	40,000 MMBtu/day	$3.38 - $2.69 - $4.17	IF – NYMEX (HH)
Apr’18 – Dec'18	Natural gas – three-way collar	10,000 MMBtu/day	$3.00 - $2.50 - $3.66	IF – NYMEX (HH)

Interest Rate Risk.  Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in 2016, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $2.2 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the company’s management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, the company’s management concluded that, as of December 31, 2016, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Unit Corporation:

In our opinion, the consolidated balance sheets and related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Unit Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 20162016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 28, 2017

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In thousands except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$893	$835
Accounts receivable (less allowance for doubtful accounts of $3,773 and $5,199 at December 31, 2016 and 2015, respectively)	83,954	79,941
Materials and supplies	3,340	3,565
Current derivative asset (Note 12)	—	10,186
Current income tax receivable	99	21,002
Current deferred tax asset (Note 8)	25,211	14,206
Assets held for sale	—	615
Prepaid expenses and other	7,699	9,908
Total current assets	121,196	140,258
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	5,446,305	5,401,618
Unproved properties not being amortized	314,867	337,099
Drilling equipment	1,565,268	1,567,560
Gas gathering and processing equipment	705,859	689,063
Saltwater disposal systems	60,638	60,316
Corporate land and building	59,066	49,890
Transportation equipment	32,842	40,072
Other	48,590	45,489
	8,233,435	8,191,107
Less accumulated depreciation, depletion, amortization, and impairment	5,952,330	5,609,980
Net property and equipment	2,281,105	2,581,127
Goodwill (Note 2)	62,808	62,808
Non-current derivative asset (Note 12)	377	968
Other assets	13,817	14,681
Total assets	$2,479,303	$2,799,842

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	As of December 31,
	2016	2015
	(In thousands except share and par value amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,793	$87,413
Accrued liabilities (Note 5)	39,651	46,918
Current derivative liabilities (Note 12)	21,564	—
Current portion of other long-term liabilities (Note 6)	14,907	16,560
Total current liabilities	164,915	150,891
Long-term debt less unamortized discount and debt issuance costs (Note 6)	800,917	918,995
Non-current derivative liabilities (Note 12)	415	285
Other long-term liabilities (Note 6)	103,064	140,341
Deferred income taxes (Note 8)	215,922	275,750
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.20 par value, 175,000,000 shares authorized, 51,494,318 and 50,413,101 shares issued as of December 31, 2016 and 2015, respectively	10,016	9,831
Capital in excess of par value	502,500	486,571
Retained earnings	681,554	817,178
Total shareholders’ equity	1,194,070	1,313,580
Total liabilities and shareholders’ equity	$2,479,303	$2,799,842

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$294,221	$385,774	$740,079
Contract drilling	122,086	265,668	476,517
Gas gathering and processing	185,870	202,789	356,348
Total revenues	602,177	854,231	1,572,944
Expenses:
Operating costs:
Oil and natural gas	120,184	166,046	187,916
Contract drilling	88,154	156,408	274,933
Gas gathering and processing	137,609	161,556	306,831
Total operating costs	345,947	484,010	769,680

Depreciation, depletion, and amortization	208,353	352,742	402,888
Impairments	161,563	1,634,628	158,069
General and administrative	33,337	34,358	41,027
(Gain) loss on disposition of assets	(2,540)	7,229	(8,953)
Total expenses	746,660	2,512,967	1,362,711
Income (loss) from operations	(144,483)	(1,658,736)	210,233
Other income (expense):
Interest, net	(39,829)	(31,963)	(17,371)
Gain (loss) on derivatives	(22,813)	26,345	30,147
Other	307	45	(70)
Total other income (expense)	(62,335)	(5,573)	12,706
Income (loss) before income taxes	(206,818)	(1,664,309)	222,939
Income tax expense (benefit):
Current	15	(20,616)	9,378
Deferred	(71,209)	(606,332)	77,285
Total income taxes	(71,194)	(626,948)	86,663
Net income (loss)	$(135,624)	$(1,037,361)	$136,276
Net income (loss) per common share:
Basic	$(2.71)	$(21.12)	$2.80
Diluted	$(2.71)	$(21.12)	$2.78

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Year Ended December 31, 2014, 2015, and 2016

	Common Stock	Capital In Excess of Par Value	Retained Earnings	Total
	(In thousands except per share amounts)
Balances, January 1, 2014	$9,659	$445,470	$1,718,263	$2,173,392
Net income	—	—	136,276	136,276
Activity in employee compensation plans (486,808 shares)	73	22,653	—	22,726
Balances, December 31, 2014	9,732	468,123	1,854,539	2,332,394
Net loss	—	—	(1,037,361)	(1,037,361)
Activity in employee compensation plans (819,289 shares)	99	18,448	—	18,547
Balances, December 31, 2015	9,831	486,571	817,178	1,313,580
Net loss	—	—	(135,624)	(135,624)
Activity in employee compensation plans (1,081,217 shares)	185	15,929	—	16,114
Balances, December 31, 2016	$10,016	$502,500	$681,554	$1,194,070

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(135,624)	$(1,037,361)	$136,276
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	208,353	352,742	402,888
Impairments (Note 2)	161,563	1,634,628	158,069
Amortization of debt issuance costs and debt discount	2,122	2,088	2,055
(Gain) loss on derivatives	22,813	(26,345)	(30,147)
Cash (payments) receipts on derivatives settled	9,658	46,615	(6,038)
(Gain) loss on disposition of assets	(3,127)	7,229	(8,953)
Deferred tax expense (benefit)	(71,209)	(606,332)	77,285
Employee stock compensation plans	13,812	21,468	24,320
Bad debt expense	785	1,191	3,562
ARO liability accretion	2,779	3,453	4,599
Other, net	(6,037)	(1,517)	1,068
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(11,796)	105,426	(60,800)
Materials and supplies	225	1,507	2,602
Prepaid expenses and other	2,585	7,134	6,550
Accounts payable	27,400	(20,306)	4,715
Accrued liabilities	(4,388)	(22,920)	(1,297)
Income taxes	20,903	(21,482)	(6,994)
Contract advances	(687)	(274)	(767)
Net cash provided by operating activities	240,130	446,944	708,993
INVESTING ACTIVITIES:
Capital expenditures	(186,149)	(561,453)	(981,374)
Producing property and other acquisitions	(564)	(179)	(5,723)
Proceeds from disposition of property and equipment	74,823	11,854	66,197
Other	919	—	303
Net cash used in investing activities	(110,971)	(549,778)	(920,597)
FINANCING ACTIVITIES:
Borrowings under line of credit	251,398	618,500	725,800
Payments under line of credit	(371,600)	(503,500)	(559,800)
Payments on capitalized leases	(3,694)	(3,549)	(2,392)
Proceeds from exercise of stock options	—	—	1,083
Tax (expense) benefit from stock compensation	(376)	(3,207)	1,614
Increase (decrease) in book overdrafts (Note 2)	(4,829)	(5,624)	27,755
Net cash provided by (used in) financing activities	(129,101)	102,620	194,060
Net increase (decrease) in cash and cash equivalents	58	(214)	(17,544)
Cash and cash equivalents, beginning of year	835	1,049	18,593
Cash and cash equivalents, end of year	$893	$835	$1,049
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	$35,690	$30,910	$13,620
Income taxes	$42	$3,540	$15,898
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	$21,190	$105,157	$(31,968)
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	$30,897	$5,694	$37,689
Non-cash additions to property, plant, and equipment acquired under capital leases	$—	$—	$(28,202)
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

Oil and Natural Gas.  Carried out by our subsidiary, Unit Petroleum Company, we explore, develop, acquire, and produce oil and natural gas properties for our own account. Our producing oil and natural gas properties, unproved properties, and related assets are located mainly in Oklahoma and Texas, and to a lesser extent, in Arkansas, Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Utah, and Wyoming.

Contract Drilling.  Carried out by our subsidiary, Unit Drilling Company, we drill onshore oil and natural gas wells for our own account as well as for a wide range of other oil and natural gas companies. Our drilling operations are mainly located in Oklahoma, Texas, Wyoming, North Dakota, and to a lesser extent in Louisiana and Kansas.

Our contract drilling segment experienced more demand for natural gas drilling as opposed to drilling for oil and NGLs before 2008. Since 2008, operators have been focusing more on drilling for oil and NGLs.

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

Drilling Contracts.  We recognize revenues and expenses generated from “daywork” drilling contracts as the services are performed, since we do not bear the risk of completion of the well. Under “footage” and “turnkey” contracts, we bear the risk of completion of the well; therefore, revenues and expenses are recognized when the well is substantially completed. Under this method, substantial completion is determined when the well bore reaches the negotiated depth as stated in the contract. The entire amount of a loss, if any, is recorded when the loss is determinable. The costs of uncompleted drilling contracts include expenses incurred to date on “footage” or “turnkey” contracts, which are still in process at the end of the period, and are included in other current assets. Typically, any one of these three types of contracts can be used for the drilling of one well which can take from 10 to 90 days. At December 31, 2016, all of our contracts were daywork contracts of which eight were multi-well and had durations which ranged from six months to two years, seven of which expire in 2017 and one expiring in 2018. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Book Overdrafts.  We include as cash equivalents all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Book overdrafts are checks that have been issued before the end of the period, but not presented to our bank for payment before the end of the period. At December 31, 2016 and 2015, book overdrafts were $17.3 million and $22.1 million, respectively.

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

	2016	2015	2014
Oil and Natural Gas:
Sunoco Logistics Partners L.P.	24%	19%	14%
Valero Energy Corporation	11%	15%	24%
Drilling:
QEP Resources, Inc.	28%	25%	19%
Whiting Petroleum Corp. (formerly Kodiak Oil and Gas Corp.)	18%	7%	9%
Mid-Stream:
ONEOK Partners, L.P.	30%	29%	44%
Koch Energy Services, LLC	11%	9%	2%
Range Resources Corporation	10%	5%	2%
Tenaska Resources, LLC	10%	18%	22%
Laclede Group, Inc.	9%	12%	16%

We had a concentration of cash of $8.3 million and $2.3 million at December 31, 2016 and 2015, respectively with one bank.

The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We considered this non-performance risk with regard to our counterparties and our own non-performance risk in our derivative valuation at December 31, 2016 and determined there was no material risk at that time. At December 31, 2016, the fair values of the net liabilities we had with each of the counterparties with respect to all of our commodity derivative transactions are listed in the table below:

December 31, 2016
(In millions)
Canadian Imperial Bank of Commerce	$11.1
Bank of Montreal	8.0
Scotiabank	2.5
Total liabilities	$21.6

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2016, our mid-stream segment had no impairments.

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

Capitalized Interest.  During 2016, 2015, and 2014, interest of approximately $15.3 million, $21.7 million, and $32.2 million, respectively, was capitalized based on the net book value associated with unproved properties not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Interest is being capitalized using a weighted average interest rate based on our outstanding borrowings.

Goodwill.  Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. For purposes of impairment

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

testing, goodwill is evaluated at the reporting unit level. Our goodwill is all related to our contract drilling segment, and accordingly, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. Inputs in our estimated discounted future net cash flows include drilling rig utilization, day rates, gross margin percentages, and terminal value. No goodwill impairment was recorded for the years ended December 31, 2016, 2015, or 2014. There were no additions to goodwill in 2016, 2015, or 2014. Based on our impairment test performed as of December 31, 2016, the fair value of our drilling segment exceeded its carrying value by 16%. Goodwill of $1.3 million is deductible for tax purposes.

Oil and Natural Gas Operations.  We account for our oil and natural gas exploration and development activities using the full cost method of accounting prescribed by the SEC. Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of our oil, NGLs, and natural gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized and amortized on a units-of-production method based on proved oil and natural gas reserves. Directly related overhead costs of $15.4 million, $19.2 million, and $23.7 million were capitalized in 2016, 2015, and 2014, respectively. Independent petroleum engineers annually audit our internal evaluation of our reserves. The average rates used for depreciation, depletion, and amortization (DD&A) were $6.24, $12.30, and $14.82 per Boe in 2016, 2015, and 2014, respectively. The calculation of DD&A includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. Our unproved properties and wells in progress totaling $314.9 million are excluded from the DD&A calculation.

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

We determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.7 million in 2014, $114.4 million in 2015, and $7.6 million in 2016 of costs being added to the total of our capitalized costs being amortized. We incurred a $76.7 million pre-tax ($47.7 million net of tax) non-cash ceiling test write-down of our oil and natural gas properties in 2014 due to the inclusion of the impaired value of those unproved properties and a reduction of the 12-month average commodity prices during the year. In 2015, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion net of tax) primarily due to the reduction of the 12-month average commodity prices during the year. In 2016, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $161.6 million pre-tax ($100.6 million net of tax) due to the reduction of the 12-month average commodity prices during the first three quarters of the year. There was not a ceiling test write-down for the fourth quarter of 2016.

Our contract drilling segment provides drilling services for our exploration and production segment. Depending on the timing of the drilling services performed on our properties those services may be deemed, for financial reporting purposes, to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties. The contracts for these services are issued under the similar terms and rates as the contracts entered into with unrelated third parties. We did not eliminate any revenue or expenses in our contract drilling segment during 2016. We eliminated revenue of $22.1 million and $89.5 million for 2015 and 2014, respectively from our contract drilling segment and eliminated the associated operating expense of $18.3 million and $62.4 million during 2015 and 2014, respectively, yielding $3.8 million and $27.1 million during 2015 and 2014, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Gas Gathering and Processing Revenue. Our gathering and processing segment recognizes revenue from the gathering and processing of natural gas and NGLs in the period the service is provided based on contractual terms.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Activities.  All derivatives are recognized on the balance sheet and measured at fair value. Any changes in our derivatives' fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Consolidated Statements of Operations.

We document our risk management strategy and do not engage in derivative transactions for speculative purposes.

Limited Partnerships.  Unit Petroleum Company is a general partner in 13 oil and natural gas limited partnerships sold privately and publicly. Some of our officers, directors, and employees own the interests in most of these partnerships. We share in each partnership’s revenues and costs in accordance with formulas set out in each of the limited partnership agreement. The partnerships also reimburse us for certain administrative costs incurred on behalf of the partnerships.

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

Natural Gas Balancing.  We use the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than its share of pro-rata production from certain wells. We estimate our December 31, 2016 balancing position to be approximately 3.7 Bcf on under-produced properties and approximately 3.3 Bcf on over-produced properties. We have recorded a receivable of $2.8 million on certain wells where we estimate that insufficient reserves are available for us to recover the under-production from future production volumes. We have also recorded a liability of $3.8 million on certain properties where we believe there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes. Our policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which we have imbalances are not material.

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

New Accounting Standards

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the subsequent measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. This amendment will be effective prospectively for reporting periods beginning after December 31, 2019, and early adoption is permitted. We do not believe this ASU will have a material impact on our financial statements.

Business Combinations; Clarifying the Definition of a Business. The FASB issued ASU 2017-01, clarifying the definition of a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public companies, the amendments are effective for

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual periods beginning after December 15, 2017. We are in the process of evaluating the impact these amendments will have on our financial statements.

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

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. This will not have a material impact on our financial statements.

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

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments will require current deferred tax assets to be combined with noncurrent deferred tax assets. The amendments will not have a material impact on our financial statements.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This ASU rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities— Oil and Gas, effective upon the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt these amendments effective January 1, 2018. We have begun the identification of revenue within the scope of the guidance. Our evaluation of the impact of the new guidance on our financial statements is on-going. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative effect adjustment to retained earnings at the date of adoption . We currently believe we will adopt the cumulative effect method.

Adopted Standards

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The FASB has issued ASU 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The FASB has also issued ASU 2015-15. The amendments in this ASU allow an entity to defer and present debt issuance cost as an asset and

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have maintained debt issuance costs associated with our credit agreement as an asset and amortize these fees over the life of the credit agreement. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. We have adopted these amendments during the first quarter of 2016. Previously, debt issuance costs associated with the Notes was classified as a long-term asset on the balance sheet, but with ASU 2015-03, it is presented as a direct deduction from the carrying amount of the recognized debt liability. This is also reflected in Note 6 – Long-Term Debt and Other Long-term Liabilities.

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The FASB has issued ASU 2014-15. This is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date financial statements are issued. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We have adopted these amendments and began performing the management assessment beginning with the fiscal year end of December 31, 2016. There are no considerations or events that raise substantial doubt about our ability to continue as a going concern.

NOTE 3 – DIVESTITURES

Oil and Natural Gas

We had non-core asset sales with proceeds, net of related expenses, of $33.1 million, $1.9 million, and $67.2 million in 2014, 2015, and 2016, respectively. Proceeds from these dispositions reduced the net book value of the full cost pool with no gain or loss recognized.

Contract Drilling

During 2014, we sold four drilling rigs to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $16.3 million net book value of the drilling rigs, both in the aggregate and for each drilling rig, resulting in a gain of $9.6 million.

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

During December 2016, we sold one idle 1500 HP SCR drilling rig to an unaffiliated third party. The proceeds of this sale, less costs to sell, exceeded the $1.7 million net book value of the drilling rig, resulting in a gain of $1.6 million.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings (loss) per share:

	Income (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the year ended December 31, 2014:
Basic earnings per common share	$136,276	48,611	$2.80
Effect of dilutive stock options, restricted stock, and SARs	—	472	(0.02)
Diluted earnings per common share	$136,276	49,083	$2.78
For the year ended December 31, 2015:
Basic earnings (loss) per common share	$(1,037,361)	49,110	$(21.12)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted earnings (loss) per common share	$(1,037,361)	49,110	$(21.12)
For the year ended December 31, 2016:
Basic earnings (loss) per common share	$(135,624)	50,029	$(2.71)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted earnings (loss) per common share	$(135,624)	50,029	$(2.71)

Due to the net loss for the years ended December 31, 2016 and 2015, approximately 509,000 and 186,000, respectively, weighted average shares related to stock options, restricted stock, and SARs were antidilutive and were excluded from the earnings per share calculation above.

The following options and their average exercise prices were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of our common stock for the years ended December 31:

	2016	2015	2014
Options and SARs	199,755	261,270	73,500
Average exercise price	$48.79	$50.34	$64.43

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2016	2015
	(In thousands)
Employee costs	$15,394	$12,641
Lease operating expenses	10,075	17,220
Interest payable	6,524	6,321
Third-party credits	2,998	3,326
Taxes	2,219	3,767
Other	2,441	3,643
Total accrued liabilities	$39,651	$46,918

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Long-term debt consisted of the following as of December 31:

	2016	2015
	(In thousands)
Credit agreement with average interest rates of 2.8% and 2.6% at December 31, 2016 and 2015, respectively	$160,800	$281,000
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	$810,800	$931,000
Less: unamortized discount	(2,804)	(3,338)
Less: debt issuance costs, net	(7,079)	(8,667)
Total long-term debt	$800,917	$918,995

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that in any event cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at anytime, without a premium or penalty. At December 31, 2016, we had $160.8 million outstanding borrowings under our credit agreement.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets, (c) issuance of standby letters of credit, (d) contract drilling services, and (e) general corporate purposes.

The credit agreement prohibits, among other things:

•	the payment of dividends (other than stock dividends) during any fiscal year in excess of 30% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions; and

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business, on any of our properties, except in favor of our lenders.

The credit agreement also requires that we have at the end of each quarter:

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through the quarter ending March 31, 2019, the credit agreement also requires that we have at the end of each quarter:

•	a senior indebtedness ratio of senior indebtedness to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four quarter of no greater than 2.75 to 1.

Beginning with the quarter ending June 30, 2019, and for each quarter ending thereafter, the credit agreement requires:

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of December 31, 2016, we were in compliance with the covenants contained in the credit agreement.

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

On and after May 15, 2016, we may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of December 31, 2016.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

	2016	2015
	(In thousands)
ARO liability	$70,170	$98,297
Capital lease obligations	18,918	22,466
Workers’ compensation	15,163	16,551
Separation benefit plans	4,943	9,886
Deferred compensation plan	4,578	4,244
Gas balancing liability	3,789	5,047
Other	410	410
	117,971	156,901
Less current portion	14,907	16,560
Total other long-term liabilities	$103,064	$140,341

Estimated annual principal payments under the terms of debt and other long-term liabilities from 2017 through 2021 are $14.9 million, $5.5 million, $47.9 million, $170.0 million, and $655.8 million, respectively.

Capital Leases

During 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The current portion of our capital lease obligations of $3.7 million is included in current portion of other long-term liabilities and the non-current portion of $15.2 million is included in other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2016. These capital leases are discounted using annual rates of 4.0%. Total maintenance and interest remaining related to these leases are $7.7 million and $1.9 million, respectively at December 31, 2016. Annual payments, net of maintenance and interest, average $4.1 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

Future payments required under the capital leases at December 31, 2016 are as follows:

Amount
Ending December 31,	(In thousands)
2017	$6,168
2018	6,168
2019	6,168
2020	6,168
2021	3,769
Total future payments	28,441
Less payments related to:
Maintenance	7,659
Interest	1,864
Present value of future minimum payments	$18,918

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in which the obligation is incurred (at the time the well is drilled or acquired). None of our assets are restricted for purposes of settling these AROs. All of our AROs relate to plugging costs associated with our oil and gas wells.

The following table shows certain information about our AROs for the periods indicated:

	2016	2015
	(In thousands)
ARO liability, January 1:	$98,297	$100,567
Accretion of discount	2,779	3,453
Liability incurred	584	6,754
Liability settled	(1,215)	(2,893)
Liability sold	(10,882)	(421)
Revision of estimates (1)	(19,393)	(9,163)
ARO liability, December 31:	70,170	98,297
Less current portion	2,906	3,965
Total long-term ARO liability	$67,264	$94,332
_________________________

(1)
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

NOTE 8 – INCOME TAXES

A reconciliation of income tax expense (benefit), computed by applying the federal statutory rate to pre-tax income (loss) to our effective income tax expense (benefit) is as follows:

	2016	2015	2014
	(In thousands)
Income tax expense (benefit) computed by applying the statutory rate	$(72,386)	$(582,508)	$78,029
State income tax expense (benefit), net of federal benefit	(5,687)	(45,768)	6,131
Restricted stock shortfall	5,465	—	—
Statutory depletion and other	1,414	1,328	2,503
Income tax expense (benefit)	$(71,194)	$(626,948)	$86,663

For the periods indicated, the total provision for income taxes consisted of the following:

	2016	2015	2014
	(In thousands)
Current taxes:
Federal	$—	$(20,612)	$8,594
State	15	(4)	784
	15	(20,616)	9,378
Deferred taxes:
Federal	(62,923)	(535,691)	68,360
State	(8,286)	(70,641)	8,925
	(71,209)	(606,332)	77,285
Total provision	$(71,194)	$(626,948)	$86,663

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are comprised of the following at December 31:

	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$53,967	$56,479
Net operating loss carryforward	190,603	140,863
Alternative minimum tax and research and development tax credit carryforward	5,409	5,409
	249,979	202,751
Deferred tax liability:
Depreciation, depletion, amortization, and impairment	(440,690)	(464,295)
Net deferred tax liability	(190,711)	(261,544)
Current deferred tax asset	25,211	14,206
Non-current—deferred tax liability	$(215,922)	$(275,750)

Realization of the deferred tax assets are dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced. At December 31, 2016, we have federal net operating loss carryforwards of approximately $485.0 million which expire from 2021 to 2036.

We file income tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2013. During 2014, we recognized a tax benefit relating to a research and development tax credit carryforward in conjunction with our BOSS drilling rig activities. Due to the nature and subjectivity surrounding the research and development credit and historical challenges by the IRS against companies who claim the credit, it is our belief that the full amount of the credit may not be eventually allowed by the IRS once we are no longer in an AMT tax paying position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
	(In thousands)
Balance at January 1:	$410	$410	$—
Additions based on tax positions related to current year	—	—	410
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at December 31:	$410	$410	$410

At December 31, 2016, 2015, and 2014, there was $0.4 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Under our 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. We may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. We made discretionary contributions under the plan of 630,039, 235,104, and 120,333 shares of common stock and recognized expense of $4.0 million, $6.2 million, and $5.2 million in 2016, 2015, and 2014, respectively.

We provide a salary deferral plan (Deferral Plan) which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. The liability recorded under the Deferral Plan at December 31, 2016 and 2015 was $4.6 million and $4.2 million, respectively. We recognized payroll expense and recorded a liability at the time of deferral.

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

On December 31, 2008, we amended all three Plans to be in compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The key amendments to the Plans address, among other things, when distributions may be made, the timing of payments, and the circumstances under which employees become eligible to receive benefits. On December 8, 2015, we amended the Plans to change the calculation for determining the payouts at the time of a Separation of Service under the Plans. None of the amendments materially increase the benefits, grants or awards issuable under the Plans. We recognized expense of $3.1 million, $3.0 million, and $2.7 million in 2016, 2015, and 2014, respectively, for benefits associated with anticipated payments from these separation plans.

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

NOTE 10 – TRANSACTIONS WITH RELATED PARTIES

Unit Petroleum Company serves as the general partner of 13 oil and gas limited partnerships (the employee partnerships) which were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. Employee partnerships were formed for each year beginning with 1984 and ending with 2011. Previously, there were three non-employee partnerships, one that was formed in 1984 and two formed in 1986 (investments by third parties). Effective December 31, 2014, the 1984 partnership was dissolved and effective December 31, 2016, the two 1986 partnerships were also dissolved.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts received in the years ended December 31, from both public and private Partnerships for which Unit is a general partner are as follows:

	2016	2015	2014
	(In thousands)
Contract drilling	$—	$—	$4
Well supervision and other fees	254	423	435
General and administrative expense reimbursement	6	18	39

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

Former Chairman of our Board, John Nikkel is a 25.8% owner of Rampart Holdings, Inc. which owns 100% of Toklan Oil and Gas Company (Toklan), an oil and gas exploration and production company located in Tulsa, Oklahoma. Mr. Nikkel's son, Robert Nikkel is Toklan's President, and he owns 20.0% of the company. In 2014, there were two wells drilled for Toklan, one of which was completed in 2014 and one of which was completed in 2015 with no activity in 2016. Under its usual standard dayrate contract terms available generally to all similarly-situated customers at that time and in the same general drilling area, the Company recognized revenue from Toklan of approximately $0.5 million in 2015 and $1.5 million in 2014. During 2014, we received payments of $1.1 million and had an accounts receivable balance of $0.4 million at December 31, 2014. During 2015, we received payments of $0.9 million with no accounts receivable balance at December 31, 2015. There was no material revenues in 2016. The Company also paid royalties in 2014, in the ordinary course of business, of approximately $0.2 million to Toklan. There were no material royalties to disclose for 2015 or 2016. Also in 2015, Toklan paid $0.5 million for the North Custer Gathering System, an inactive (since 2009) gathering system owned by our mid-stream segment. We determined that the capital required to re-activate that system would not provide adequate returns based on future cash flow potential. Toklan operates the North Custer Gathering System under its affiliate, West Thomas Field Services, LLC (West Thomas), a company in which Mr. John Nikkel holds an approximate 25.0% ownership interest and in which Mr. Robert Nikkel has an ownership interest of approximately 20.0%. West Thomas entered into a gas purchase agreement with our exploration and production segment in November of 2015. Payments from West Thomas under that contract amounted to $0.4 million and $0.1 million for 2016 and 2015 volumes purchased, respectively. Additionally, on March 10, 2016, Mr. Nikkel purchased in the open market $0.4 million in aggregate principal amount of our outstanding 6.625% senior subordinated notes due 2021. The notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year. For 2016, interest payments for May and November were approximately $4,800 and $13,250, respectively.

One of our directors, G. Bailey Peyton IV, also serves as Manager of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in the Texas and Oklahoma Panhandles. The Company in the ordinary course of business, paid royalties or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, in some cases, as lessee, with respect to certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled approximately $0.5 million, $0.8 million, and $1.3 million during 2016, 2015, and 2014, respectively.

Our Audit Committee and the board, in accordance with our related party transaction policy, have determined that these arrangements are in the best interest of the Company.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – STOCK-BASED COMPENSATION

For restricted stock awards, we had:

	2016	2015 (1)	2014
	(In millions)
Recognized stock compensation expense	$9.6	$15.3	$17.4
Capitalized stock compensation cost for our oil and natural gas properties	2.1	3.5	3.7
Tax benefit on stock based compensation	3.6	5.8	6.7
_________________________

(1)
In 2015, recognized stock compensation was reduced by $3.2 million, capitalized stock compensation cost for our oil and natural gas properties was reduced by $0.2 million, and the tax benefit was reduced by $1.2 million for lower expected payouts related to the performance shares.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2016 is approximately $6.5 million of which $1.0 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.7 of a year.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs

Activity pertaining to SARs granted under the amended plan is as follows:

	Number of Shares	Weighted Average Price
Outstanding at January 1, 2014	145,901	$46.59
Granted	—	—
Exercised	(14,131)	46.50
Forfeited	—	—
Outstanding at December 31, 2014	131,770	46.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2015	131,770	46.60
Granted	—	—
Exercised	—	—
Forfeited	(40,515)	51.76
Outstanding at December 31, 2016	91,255	$44.31

There were no SARs granted or vested during 2016, 2015, or 2014.

	Outstanding and Exercisable SARs at December 31, 2016
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$44.31	91,255	1.0 year	$44.31

There were no SARs exercised in 2016. The SARs expire after 10 years from the date of the grant. There was no aggregate intrinsic value on the 91,255 shares outstanding at December 31, 2016. The remaining weighted average contractual term is 1.0 year.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

Activity pertaining to restricted stock awards granted under the amended plan is as follows:

Employees	Number of Time Vested Shares	Number of Performance Vested Shares	Total Number of Shares	Weighted Average Price
Nonvested at January 1, 2014	652,835	123,908	776,743	$48.70
Granted	383,448	71,674	455,122	53.72
Vested	(291,712)	(13,092)	(304,804)	49.68
Forfeited	(19,805)	(6,970)	(26,775)	51.92
Nonvested at December 31, 2014	724,766	175,520	900,286	50.81
Granted	576,361	148,081	724,442	34.06
Vested	(343,657)	(39,245)	(382,902)	49.69
Forfeited	(20,808)	(7,196)	(28,004)	45.33
Nonvested at December 31, 2015	936,662	277,160	1,213,822	41.29
Granted	494,078	152,373	646,451	5.62
Vested	(425,195)	—	(425,195)	43.47
Forfeited	(75,808)	(57,405)	(133,213)	36.87
Nonvested at December 31, 2016	929,737	372,128	1,301,865	$23.32

Non-Employee Directors	Number of Shares	Weighted Average Price
Nonvested at January 1, 2014	35,704	$41.07
Granted	13,768	63.91
Vested	(14,336)	40.93
Forfeited	—	—
Nonvested at December 31, 2014	35,136	$50.08
Granted	25,848	34.04
Vested	(18,920)	46.51
Forfeited	—	—
Nonvested at December 31, 2015	42,064	$41.83
Granted	90,000	12.02
Vested	(20,248)	43.46
Forfeited	—	—
Nonvested at December 31, 2016	111,816	$17.21

The time vested restricted stock awards granted are being recognized over a three year vesting period. During 2016, there were two different performance vested restricted stock awards granted to certain executive officers. The first will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second will vest, one-third each year, over a three year vesting period based on the company's achievement of cash flow to total assets (CFTA) performance measurement each year and will range from 0% to 200%. Based on a probability assessment of the selected performance criteria at December 31, 2016, the participants are estimated to receive 102% of the 2016, 10% of the 2015, and 41% of the 2014 performance based shares. The CFTA performance measurement at December 31, 2016 was assessed to vest at target or 100%.

The fair value of the restricted stock granted in 2016, 2015, and 2014 at the grant date was $4.5 million, $24.5 million, and $24.1 million, respectively. The aggregate intrinsic value of the 445,443 shares of restricted stock that vested in 2016 on

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their vesting date was $4.1 million. The aggregate intrinsic value of the 1,413,681 shares of restricted stock outstanding subject to vesting at December 31, 2016 was $38.0 million with a weighted average remaining life of 1.0 year.

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

Activity pertaining to the Stock Option Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	68,920	$37.81
Granted	—	—
Exercised	(21,490)	37.83
Forfeited	(37,930)	37.83
Outstanding at December 31, 2014	9,500	37.69
Granted	—	—
Exercised	—	—
Forfeited	(9,500)	37.69
Outstanding at December 31, 2015	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	—	$—

As of December 31, 2015, there were no further options outstanding or exercisable in this plan.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity pertaining to the Directors’ Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	171,500	$51.70
Granted	—	—
Exercised	(21,000)	33.94
Forfeited	—	—
Outstanding at December 31, 2014	150,500	54.18
Granted	—	—
Exercised	—	—
Forfeited	(21,000)	54.35
Outstanding at December 31, 2015	129,500	54.15
Granted	—	—
Exercised	—	—
Forfeited	(21,000)	62.40
Outstanding at December 31, 2016	108,500	$52.56

There were no options exercised in 2016.

	Outstanding and Exercisable Options at December 31, 2016
Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$31.30 - $41.21	38,500	2.9 years	$37.58
$53.81 - $73.26	70,000	2.2 years	$60.79

There was no aggregate intrinsic value of the shares outstanding subject to options at December 31, 2016. The remaining weighted average remaining contractual term is 2.5 years.

NOTE 12 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract is based, in part, on our view of current and future market conditions. As of December 31, 2016, our derivative transactions consisted of the following types of hedges:

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

We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative purposes. All derivatives are recognized on the balance sheet and measured at fair value. Any changes in our derivatives' fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Consolidated Statements of Operations.

At December 31, 2016, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan’17 – Mar’17	Natural gas – swap	70,000 MMBtu/day	$3.044	IF – NYMEX (HH)
Apr'17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	10,000 MMBtu/day	$3.025	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – basis swap (1)	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – basis swap (1)	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jan'17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Jan’17 – Dec'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	10,000 MMBtu/day	$3.25 - $2.50 - $4.43	IF – NYMEX (HH)
Jan’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX
_________________________

(1)	After December 31, 2016, the basis swaps for February through October 2017 and April through October 2018 were liquidated for $0.6 million and $0.5 million, respectively.

After December 31, 2016, the following non-designated hedges were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr’17 – Oct'17	Natural gas – swap	10,000 MMBtu/day	$3.505	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	10,000 MMBtu/day	$3.50 - $2.75 - $4.00	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	40,000 MMBtu/day	$3.38 - $2.69 - $4.17	IF – NYMEX (HH)
Apr’18 – Dec'18	Natural gas – three-way collar	10,000 MMBtu/day	$3.00 - $2.50 - $3.66	IF – NYMEX (HH)

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values and locations of the derivative transactions recorded in our Consolidated Balance Sheets at December 31:

		Derivative Assets Fair Value
	Balance Sheet Location	2016	2015
		(In thousands)
Commodity derivatives:
Current	Current derivative assets	$—	$10,186
Long-term	Non-current derivative assets	377	968
Total derivative assets		$377	$11,154

		Derivative Liabilities Fair Value
	Balance Sheet Location	2016	2015
		(In thousands)
Commodity derivatives:
Current	Current derivative liabilities	$21,564	$—
Long-term	Non-current derivative liabilities	415	285
Total derivative liabilities		$21,979	$285

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Consolidated Balance Sheets.

Effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31:

Derivatives Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2016	2015
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$(22,813)	$26,345
Total		$(22,813)	$26,345
_________________________

(1)	Amount settled during the period is a gain of $9,658 and a gain of $46,615, respectively.

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

•	Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	December 31, 2016
	Level 2	Level 3	Effect of Netting	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$878	$43	$(544)	$377
Liabilities	(15,358)	(7,165)	544	(21,979)
	$(14,480)	$(7,122)	$—	$(21,602)

	December 31, 2015
	Level 2	Level 3	Effect of Netting	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$2,794	$10,145	$(1,785)	$11,154
Liabilities	(1,019)	(1,051)	1,785	(285)
	$1,775	$9,094	$—	$10,869

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of December 31, 2016.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. There were no transfers between Level 2 and Level 3 financial assets (liabilities).

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

The following tables are reconciliations of our level 3 fair value measurements:

	Net Derivatives
	For the Year Ended,
	December 31, 2016	December 31, 2015
	(In thousands)
Beginning of period	$9,094	$3,355
Total gains or losses:
Included in earnings (1)	(9,042)	15,260
Settlements	(7,174)	(9,521)
End of period	$(7,122)	$9,094
Total gains (losses) for the period included in earnings attributable to the change in unrealized loss relating to assets still held at end of period	$(16,216)	$5,739
_________________________

(1)	Commodity derivatives are reported in the Consolidated Statements of Operations in gain (loss) on derivatives.

The following table provides quantitative information about our Level 3 unobservable inputs at December 31, 2016:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil three-way collar	(1,167)	Discounted cash flow	Forward commodity price curve	$0.00 - $4.29
Natural gas collar	(3,332)	Discounted cash flow	Forward commodity price curve	$0.00 - $0.79
Natural gas three-way collar	(2,623)	Discounted cash flow	Forward commodity price curve	$0.00 - $0.71
 _________________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars and three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be received within the settlement period.

Based on our valuation at December 31, 2016, we determined that the non-performance risk with regard to our counterparties was immaterial.

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

At December 31, 2016, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreement at December 31, 2016 approximates its fair value. This debt would be classified as Level 2.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of long-term debt, net of unamortized discount and debt issuance costs, associated with the Notes reported in the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 were $640.1 million and $638.0 million, respectively. We estimate the fair value of these Notes using quoted marked prices at December 31, 2016 and December 31, 2015 were $649.9 million and $455.5 million, respectively. These Notes would be classified as Level 2.

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

Non-recurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets and goodwill. During 2016, 2015, and 2014, we recorded non-cash impairment charges discussed further in Note 2 – Summary of Significant Accounting Policies. The valuation of these assets require the use of significant unobservable inputs classified as Level 3.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Pittsburgh, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several compressor rentals, equipment leases, and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $3.0 million, $0.9 million, $0.1 million, and $0.1 million in 2017 through 2020, respectively. Total rent expense incurred was $11.1 million, $12.9 million, and $13.6 million in 2016, 2015, and 2014, respectively.

During 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. Future capital lease payments under the terms are approximately $6.2 million each year through 2020 and approximately $3.8 million in 2021. Total maintenance and interest remaining related to these leases are $7.7 million and $1.9 million, respectively at December 31, 2016. Annual payments, net of maintenance and interest, average $4.1 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

The employee oil and gas limited partnerships require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. These repurchases in any one year are limited to 20% of the units outstanding. We made repurchases of approximately $5,000, $118,000, $45,000 in 2016, 2015, and 2014, respectively.

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

For 2017 and 2018, we have committed to purchase approximately $2.3 million and $1.9 million, respectively, of new drilling rig components. We have also committed to paying $1.4 million for Enterprise Resource Planning software and maintenance over the next year.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are subject to various legal proceedings arising in the ordinary course of our various businesses none of which, in our opinion, will result in judgments which would have a material adverse effect on our financial position, operating results or cash flows.

NOTE 15 – INDUSTRY SEGMENT INFORMATION

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides certain information about the operations of each of our segments:

	Year Ended December 31, 2016
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$294,221	$—	$—	$—	$—	$294,221
Contract drilling	—	122,086	—	—	—	122,086
Gas gathering and processing	—	—	237,785	—	(51,915)	185,870
Total revenues	294,221	122,086	237,785	—	(51,915)	602,177
Expenses:
Operating costs:
Oil and natural gas	126,739	—	—	—	(6,555)	120,184
Contract drilling	—	88,154	—	—	—	88,154
Gas gathering and processing	—	—	182,969	—	(45,360)	137,609
Total operating costs	126,739	88,154	182,969	—	(51,915)	345,947
Depreciation, depletion and amortization	113,811	46,992	45,715	1,835	—	208,353
Impairments (1)	161,563	—	—	—	—	161,563
Total expenses	402,113	135,146	228,684	1,835	(51,915)	715,863
Total operating income (loss) (2)	(107,892)	(13,060)	9,101	(1,835)	—
General and administrative expense	—	—	—	(33,337)	—	(33,337)
Gain (loss) on disposition of assets	(324)	3,184	(302)	(18)	—	2,540
Loss on derivatives	—	—	—	(22,813)	—	(22,813)
Interest expense, net	—	—	—	(39,829)	—	(39,829)
Other	—	—	—	307	—	307
Income (loss) before income taxes	$(108,216)	$(9,876)	$8,799	$(97,525)	$—	$(206,818)

Identifiable assets:
Oil and natural gas	$965,159	$—	$—	$—	$—	$965,159
Contract drilling	—	941,676	—	—	—	941,676
Gas gathering and processing	—	—	461,600	—	—	461,600
Total identifiable assets (3)	965,159	941,676	461,600	—	—	2,368,435
Corporate land and building	—	—	—	58,188	—	58,188
Other corporate assets (4)	—	—	—	52,680	—	52,680
Total assets	$965,159	$941,676	$461,600	$110,868	$—	$2,479,303

Capital expenditures:	$89,562	$19,134	$16,796	$16,663	$—	$142,155
_______________________

(1)	We incurred non-cash ceiling test write-down of our oil and natural gas properties of $161.6 million pre-tax ($100.6 million, net of tax).

(2)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, loss on derivatives, interest expense, other income (loss), or income taxes.

(3)	Identifiable assets are those used in Unit’s operations in each industry segment.

(4)	Corporate assets are principally cash and cash equivalents, short-term investments, transportation equipment, furniture, and equipment.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2015
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$385,774	$—	$—	$—	$—	$385,774
Contract drilling	—	287,767	—	—	(22,099)	265,668
Gas gathering and processing	—	—	268,012	—	(65,223)	202,789
Total revenues	385,774	287,767	268,012	—	(87,322)	854,231
Expenses:
Operating costs:
Oil and natural gas	170,831	—	—	—	(4,785)	166,046
Contract drilling	—	174,757	—	—	(18,349)	156,408
Gas gathering and processing	—	—	221,994	—	(60,438)	161,556
Total operating costs	170,831	174,757	221,994	—	(83,572)	484,010
Depreciation, depletion and amortization	251,944	56,135	43,676	987	—	352,742
Impairments (1)	1,599,348	8,314	26,966	—	—	1,634,628
Total expenses	2,022,123	239,206	292,636	987	(83,572)	2,471,380
Total operating income (loss) (2)	(1,636,349)	48,561	(24,624)	(987)	(3,750)
General and administrative expense	—	—	—	(34,358)	—	(34,358)
Gain (loss) on disposition of assets	(147)	(7,516)	465	(31)	—	(7,229)
Gain on derivatives	—	—	—	26,345	—	26,345
Interest expense, net	—	—	—	(31,963)	—	(31,963)
Other	—	—	—	45	—	45
Income (loss) before income taxes	$(1,636,496)	$41,045	$(24,159)	$(40,949)	$(3,750)	$(1,664,309)

Identifiable assets:
Oil and natural gas	$1,218,036	$—	$—	$—	$—	$1,218,036
Contract drilling	—	993,015	—	—	—	993,015
Gas gathering and processing	—	—	478,661	—	—	478,661
Total identifiable assets (3)	1,218,036	993,015	478,661	—	—	2,689,712
Corporate land and building	—	—	—	49,890	—	49,890
Other corporate assets (4)	—	—	—	60,240		60,240
Total assets	$1,218,036	$993,015	$478,661	$110,130	$—	$2,799,842

Capital expenditures:	$267,944	$84,802	$63,476	$38,065	$—	$454,287
_______________________

(1)
We incurred non-cash ceiling test write-down of our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion, net of tax). Impairment for contract drilling equipment includes a $8.3 million pre-tax write-down for 30 drilling rigs and other drilling equipment. Impairment for gas gathering and processing systems includes $27.0 million pre-tax write-down for three of our systems, Bruceton Mills, Midwell, and Spring Creek.

(2)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, gain on derivatives, interest expense, other income (loss), or income taxes.

(3)	Identifiable assets are those used in Unit’s operations in each industry segment.

(4)	Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, transportation equipment, furniture, and equipment.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2014
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$740,079	$—	$—	$—	$—	$740,079
Contract drilling	—	566,012	—	—	(89,495)	476,517
Gas gathering and processing	—	—	445,934	—	(89,586)	356,348
Total revenues	740,079	566,012	445,934	—	(179,081)	1,572,944
Expenses:
Operating costs:
Oil and natural gas	192,429	—	—	—	(4,513)	187,916
Contract drilling	—	337,371	—	—	(62,438)	274,933
Gas gathering and processing	—	—	391,903	—	(85,072)	306,831
Total operating costs	192,429	337,371	391,903	—	(152,023)	769,680
Depreciation, depletion and amortization	276,088	85,370	40,434	996	—	402,888
Impairments (1)	76,683	74,318	7,068	—	—	158,069
Total expenses	545,200	497,059	439,405	996	(152,023)	1,330,637
Total operating income (loss) (2)	194,879	68,953	6,529	(996)	(27,058)
General and administrative expense	—	—	—	(41,027)	—	(41,027)
Gain on disposition of assets	—	8,819	97	37	—	8,953
Gain on derivatives	—	—	—	30,147	—	30,147
Interest expense, net	—	—	—	(17,371)	—	(17,371)
Other	—	—	—	(70)	—	(70)
Income (loss) before income taxes	$194,879	$77,772	$6,626	$(29,280)	$(27,058)	$222,939

Identifiable assets:
Oil and natural gas	$2,856,833	$—	$—	$—	$—	$2,856,833
Contract drilling	—	1,059,980	—	—	—	1,059,980
Gas gathering and processing	—	—	500,255	—	—	500,255
Total identifiable assets (3)	2,856,833	1,059,980	500,255	—	—	4,417,068
Corporate land and building	—	—	—	16,104	—	16,104
Other corporate assets (4)	—	—	—	30,300	—	30,300
Total assets	$2,856,833	$1,059,980	$500,255	$46,404	$—	$4,463,472

Capital expenditures: (5)	$740,262	$176,683	$79,268	$17,067	$—	$1,013,280
_______________________

(1)
We incurred non-cash ceiling test write-down of our oil and natural gas properties of $76.7 million pre-tax ($47.7 million, net of tax). Impairment for contract drilling equipment includes a $74.3 million pre-tax write-down for 31 drilling rigs and other drilling equipment. Impairment for gas gathering and processing systems includes $7.1 million pre-tax write-down for three of our systems, Weatherford, Billy Rose, and Spring Creek.

(2)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain on disposition of assets, gain on derivatives, interest expense, other income (loss), or income taxes.

(3)	Identifiable assets are those used in Unit’s operations in each industry segment.

(4)	Corporate assets are principally cash and cash equivalents, short-term investments, corporate leasehold improvements, transportation equipment, furniture, and equipment.

(5)	Our mid-stream segment entered into capital leases for $28.2 million.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – SELECTED QUARTERLY FINANCIAL INFORMATION

Summarized unaudited quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2015
Revenues	$255,099	$214,447	$212,393	$172,292
Gross loss (1)	$(389,699)	$(419,916)	$(314,657)	$(492,877)
Net loss	$(248,354)	$(274,389)	$(205,281)	$(309,337)
Net loss per common share:
Basic	$(5.07)	$(5.58)	$(4.18)	$(6.29)
Diluted	$(5.07)	$(5.58)	$(4.18)	$(6.29)
2016
Revenues	$136,184	$138,305	$153,408	$174,280
Gross income (loss) (1)	$(49,871)	$(74,223)	$(27,365)	$37,773
Net income (loss)	$(41,149)	$(72,136)	$(24,022)	$1,683
Net income (loss) per common share:
Basic	$(0.83)	$(1.44)	$(0.48)	$0.03
Diluted (2)	$(0.83)	$(1.44)	$(0.48)	$0.03
_________________________

(1)	Gross profit (loss) excludes general and administrative expense, interest expense, (gain) loss on disposition of assets, gain (loss) on derivatives, income taxes, and other income (loss).

(2)	Due to the effect of the income in the fourth quarter, the diluted earnings per share for the year's four quarters does not equal annual loss per share.

SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)

Our oil and gas operations are substantially located in the United States. The capitalized costs at year-end and costs incurred during the year were as follows:

	2016	2015	2014
	(In thousands)
Capitalized costs:
Proved properties	$5,446,305	$5,401,618	$4,990,753
Unproved properties	314,867	337,099	485,568
	5,761,172	5,738,717	5,476,321
Accumulated depreciation, depletion, amortization, and impairment	(4,900,304)	(4,631,404)	(2,786,678)
Net capitalized costs	$860,868	$1,107,313	$2,689,643
Cost incurred:
Unproved properties acquired	$21,675	$41,777	$76,041
Proved properties acquired	564	179	5,723
Exploration	17,325	19,222	68,811
Development	80,582	208,845	615,252
Asset retirement obligation	(30,906)	(5,693)	(37,687)
Total costs incurred	$89,240	$264,330	$728,140

The following table shows a summary of the oil and natural gas property costs not being amortized at December 31, 2016, by the year in which such costs were incurred:

	2016	2015	2014	2013 and Prior	Total
	(In thousands)
Unproved properties acquired and wells in progress	$23,494	$41,445	$55,562	$194,366	$314,867

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the company is unable to estimate when these costs will be included in the amortization calculation.

The results of operations for producing activities are as follows:

	2016	2015	2014
	(In thousands)
Revenues	$282,742	$371,335	$723,566
Production costs	(108,822)	(152,560)	(165,315)
Depreciation, depletion, amortization, and impairment	(268,901)	(1,844,726)	(347,220)
	(94,981)	(1,625,951)	211,031
Income tax (expense) benefit	32,696	612,496	(82,028)
Results of operations for producing activities (excluding corporate overhead and financing costs)	$(62,285)	$(1,013,455)	$129,003

Estimated quantities of proved developed oil, NGLs, and natural gas reserves and changes in net quantities of proved developed and undeveloped oil, NGLs, and natural gas reserves were as follows:

	Oil Bbls	NGLs Bbls	Natural Gas Mcf	Total MBoe
	(In thousands)
2014
Proved developed and undeveloped reserves:
Beginning of year	21,765	41,205	581,784	159,934
Revision of previous estimates (1)	(3,174)	(2,266)	(32,790)	(10,905)
Extensions and discoveries	5,327	10,850	113,541	35,101
Infill reserves in existing proved fields	2,775	3,577	47,189	14,217
Purchases of minerals in place	236	88	368	385
Production	(3,844)	(4,629)	(58,854)	(18,282)
Sales	(418)	(296)	(4,277)	(1,427)
End of year	22,667	48,529	646,961	179,023
Proved developed reserves:
Beginning of year	15,594	30,437	464,234	123,403
End of year	17,448	35,850	500,950	136,790
Proved undeveloped reserves:
Beginning of year	6,171	10,768	117,550	36,531
End of year	5,219	12,679	146,011	42,233
2015
Proved developed and undeveloped reserves:
Beginning of year	22,667	48,529	646,961	179,023
Revision of previous estimates (1)	(3,954)	(9,367)	(139,514)	(36,573)
Extensions and discoveries	1,208	1,948	20,974	6,651
Infill reserves in existing proved fields	670	1,861	22,641	6,304
Purchases of minerals in place	—	—	—	—
Production	(3,783)	(5,274)	(65,546)	(19,981)
Sales	(73)	(10)	(648)	(191)
End of year	16,735	37,687	484,868	135,233
Proved developed reserves:
Beginning of year	17,448	35,850	500,950	136,790
End of year	14,679	31,218	416,395	115,296
Proved undeveloped reserves:
Beginning of year	5,219	12,679	146,011	42,233
End of year	2,056	6,469	68,473	19,937
2016
Proved developed and undeveloped reserves:
Beginning of year	16,735	37,687	484,868	135,233
Revision of previous estimates (1)	(549)	(2,473)	(31,670)	(8,300)
Extensions and discoveries	1,816	1,588	13,720	5,690
Infill reserves in existing proved fields	663	2,724	24,704	7,504
Purchases of minerals in place	114	43	630	262
Production	(2,974)	(5,014)	(55,735)	(17,277)
Sales	(109)	(73)	(30,938)	(5,338)
End of year	15,696	34,482	405,579	117,774
Proved developed reserves:
Beginning of year	14,679	31,218	416,395	115,296
End of year	12,724	28,502	347,121	99,079
Proved undeveloped reserves:
Beginning of year	2,056	6,469	68,473	19,937
End of year	2,972	5,980	58,458	18,695
_________________________

(1)	Natural gas revisions of previous estimates decreased primarily due to a decline in natural gas prices.

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

The standardized measure of discounted future net cash flows (SMOG) was calculated using 12-month average prices and year-end costs and statutory tax rates, adjusted for permanent differences that relate to existing proved oil, NGLs, and natural gas reserves. SMOG as of December 31 is as follows:

	2016	2015	2014
	(In thousands)
Future cash flows	$2,030,925	$2,475,898	$6,398,236
Future production costs	(861,625)	(1,017,777)	(2,069,636)
Future development costs	(173,446)	(228,445)	(560,102)
Future income tax expenses	(141,752)	(230,544)	(1,228,533)
Future net cash flows	854,102	999,132	2,539,965
10% annual discount for estimated timing of cash flows	(335,892)	(409,646)	(1,104,221)
Standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves	$518,210	$589,486	$1,435,744

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

	2016	2015	2014
	(In thousands)
Sales and transfers of oil and natural gas produced, net of production costs	$(173,920)	$(218,115)	$(558,252)
Net changes in prices and production costs	(94,026)	(1,356,333)	(33,259)
Revisions in quantity estimates and changes in production timing	(51,979)	(213,945)	(135,125)
Extensions, discoveries, and improved recovery, less related costs	84,738	95,671	635,752
Changes in estimated future development costs	70,976	227,857	96,339
Previously estimated cost incurred during the period	16,602	59,117	164,430
Purchases of minerals in place	2,652	—	8,395
Sales of minerals in place	(17,248)	(3,338)	(19,135)
Accretion of discount	69,069	209,979	179,190
Net change in income taxes	44,241	562,838	(98,119)
Other—net	(22,381)	(209,989)	(30,448)
Net change	(71,276)	(846,258)	209,768
Beginning of year	589,486	1,435,744	1,225,976
End of year	$518,210	$589,486	$1,435,744

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

The December 31, 2016, future cash flows were computed by applying the unescalated 12-month average prices of $42.75 per barrel for oil, $19.74 per barrel for NGLs, and $2.48 per Mcf for natural gas (then adjusted for price differentials) relating to proved reserves and to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and our management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this report.

(c)	Changes in Internal Control Over Financial Reporting

During the last quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated in this report by reference to the Proxy Statement, except for the information regarding our executive officers which is presented below. The Proxy Statement will be filed before our annual shareholders’ meeting scheduled to be held on May 3, 2017.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer was required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the NYSE corporate governance listing standards. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 10, 2016. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Executive Officers

The table below and accompanying text sets forth certain information as of February 10, 2017 concerning each of our executive officers as well as certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

NAME	AGE	POSITION HELD
Larry D. Pinkston	62
Chief Executive Officer since April 1, 2005, Director since January 15, 2004, President since August 1, 2003, Chief Operating Officer since February 24, 2004, Vice President and Chief Financial Officer from May 1989 to February 24, 2004

Mark E. Schell	59	Senior Vice President since December 2002, General Counsel and Corporate Secretary since January 1987
David T. Merrill	56	Senior Vice President since May 2, 2012, Chief Financial Officer and Treasurer since February 24, 2004, Vice President of Finance from August 2003 to February 24, 2004
Brad J. Guidry(1)	61	Executive Vice President, Unit Petroleum Company since March 1, 2005
John Cromling	69	Executive Vice President, Unit Drilling Company since April 15, 2005
Robert Parks	62	Manager and President, Superior Pipeline Company, L.L.C. since June 1996
Frank Young	47	Senior Vice President Exploration and Production Midcontinent of Unit Petroleum Company since 2012, Vice President - Central Division from June 2007, when he joined Unit Company, to until 2012.
_________________________

(1)	Mr. Guidry is retiring effective March 31, 2017.

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

Mr. Schell joined the company in January 1987, as its Secretary and General Counsel. In 2003, he was promoted to Senior Vice President. From 1979 until joining Unit Corporation, Mr. Schell was Counsel, Vice President, and a member of the Board of Directors of C & S Exploration Inc. He received a Bachelor of Science degree in Political Science from Arizona State University and his Juris Doctorate degree from the University of Tulsa College of Law. He is a member of the Oklahoma Bar Association. Mr. Schell is a director of the Oklahoma Oil and Gas Association. In addition, he is the Chairman and a director of the Oklahoma Injury Benefit Coalition, an Oklahoma non-profit association advocating for improvements to Oklahoma's Workers' Compensation system. He is also a member of the State Chamber of Oklahoma board of directors and serves on the board of advisors for the Greater Oklahoma City Chamber.

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

Mr. Young joined Unit Petroleum Company in June 2007 as Vice President - Central Division. In 2012, he was promoted to Senior Vice President of Exploration and Production over Unit’s Midcontinent assets. Before joining Unit, Mr. Young was employed by Anadarko Petroleum Corporation. He began his career with Anadarko in 1991 as a Production Engineer and, in 1994, began working as a Reservoir Engineer. In 1996, he was promoted to a Senior Asset Engineering role responsible for delineation and development of Anadarko’s North African oil fields. In 1999, he was moved into a Senior Completions / Operations Engineering role responsible for development of gas fields in East Texas. In 2000, he was promoted to Division Engineer responsible for operations within Anadarko’s Permian Division in West Texas. In 2002, he was promoted to Planning Manager for North America. In 2004, he was promoted to General Manager of Central Gulf of Mexico responsible for delineation and development of various Deepwater fields. Mr. Young holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University and a Master of Business Administration degree from Texas A&M University.

Item 11. Executive Compensation

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated into this report by reference to the Proxy Statement (see Item 10 above).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2016, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	108,500	(2)	$52.56	1,492,686	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	108,500		$52.56	1,492,686
_________________________

(1)	Shares awarded under all above plans may be newly issued, from our treasury, or acquired in the open market.

(2)	This number includes108,500 stock options outstanding under the Non-Employee Directors’ Stock Option Plan.

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

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2015, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Included in Part IV of this report for the years ended December 31, 2016, 2015, and 2014:

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

10.1.8*
Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan dated May 6, 2015 (filed as Exhibit 10 to Unit's Form 8-K dated May 8, 2015, which is incorporated herein by reference).

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

10.2.18*	Form of Indemnification Agreement entered into between the Company and its executive officers and directors (filed herein as Exhibit 10.1).

10.2.19	Unit 2006 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2005).

10.2.20	Unit 2007 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2006).

10.2.21*	Separation Benefit Plan as amended August 21, 2007 (filed as an Exhibit to Unit’s Form 10-Q for the quarter ended September 30, 2007).

10.2.22	Unit 2008 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2007).

10.2.23*	Annual Bonus Performance Plan entered into October 21, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated October 23, 2008, which is incorporated herein by reference).

10.2.24*	Separation Benefit Plan as amended October 21, 2008 (filed as Exhibit 10.2 to Unit’s Form 8-K dated October 23, 2008, which is incorporated herein by reference).

10.2.25*	Separation Benefit Plan as amended December 31, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.2.26*	Special Separation Benefit Plan as amended December 31, 2008 (filed as Exhibit 10.2 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.2.27*	Separation Benefit Plan for Senior Management as amended December 31, 2008 (filed as Exhibit 10.3 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.2.28	Unit 2009 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2008).

10.2.29*
Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan as Amended and Restated August 25, 2004 (as amended on May 29, 2009 and filed as Exhibit 10.1 to Unit’s Form 8-K dated May 29, 2009, which is incorporated herein by reference).

10.2.30	Unit 2010 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2009).

10.2.31	Unit 2011 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2010).

10.2.32
Second Amendment and Consent, dated April 10, 2015, to the Senior Credit Agreement by and among the Company and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as exhibit 10.1 to Unit's Form 8-K dated April 13, 2015, which is incorporated herein by reference).

10.2.33*	Separation Benefit Plan as amended December 8, 2015 (filed as Exhibit 10.1 to Unit’s Form 8-K dated December 14, 2015, which is incorporated herein by reference).

10.2.34*	Special Separation Benefit Plan as amended December 8, 2015 (filed as Exhibit 10.2 to Unit’s Form 8-K dated December 14, 2015, which is incorporated herein by reference).

12	Computation Ratio of Earnings to Fixed Charges (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herein).

23.2	Consent of Ryder Scott Company, L.P. (filed herein).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

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

Item 16. Form 10-K Summary

Not applicable.

Schedule II
UNIT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Deductions & Net Write-Offs	Balance at End of Period
	(In thousands)
Year ended December 31, 2016	$5,199	$785	$(2,211)	$3,773
Year ended December 31, 2015	$5,039	$1,191	$(1,031)	$5,199
Year ended December 31, 2014	$5,342	$3,562	$(3,865)	$5,039

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	February 28, 2017	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2017.

Name	Title

/s/ J. MICHAEL ADCOCK	Chairman of the Board and Director
J. Michael Adcock

/s/ LARRY D. PINKSTON	President and Chief Executive Officer, Chief Operating Officer and Director (Principal Executive Officer)
Larry D. Pinkston

/s/ DAVID T. MERRILL	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
David T. Merrill

/s/ DON A. HAYES	Vice President, Controller (Principal Accounting Officer)
Don A. Hayes

/s/ GARY CHRISTOPHER	Director
Gary Christopher

/s/ STEVEN B. HILDEBRAND	Director
Steven B. Hildebrand

/s/ CARLA S. MASHINSKI	Director
Carla S. Mashinski

/s/ WILLIAM B. MORGAN	Director
William B. Morgan

/s/ LARRY C. PAYNE	Director
Larry C. Payne

/s/ G. BAILEY PEYTON IV	Director
G. Bailey Peyton IV

/s/ ROBERT SULLIVAN, JR.	Director
Robert Sullivan, Jr.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Indemnification Agreement

12	Computation Ratio of Earnings to Fixed Charges

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of Chief Executive Officer under Rule 13a—14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a—14(a) of the Exchange Act.

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