Form 10-K/A
period 2016-12-31
UNIT CORP
filed 2017-03-30
CIK 798949

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
Part III

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 ("Amendment") on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "Form 10-K") for the sole purpose of including Exhibit 10.2.35 to the Form 10-K. No revisions are being made to the registrant's financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing to add one exhibit, incorporated herein by reference, that was inadvertently omitted from the original filing. Except for the addition of Exhibit 10.2.35, this Amendment does not update any exhibits as originally filed.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of the Original Form 10-K has been amended to contain currently dated certifications of the registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Original Form 10-K remains unchanged.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

Included in Part II, Item 8. of Form 10-K for the year ended December 31, 2016 filed on February 28, 2017

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

2. Financial Statement Schedules:

Included in Part IV of Form 10-K for the year ended December 31, 2016 filed on February 28, 2017:

Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015, and 2014

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

10.2.35
Third Amendment and Consent, dated April 8, 2016, to the Senior Credit Agreement by and among the Company and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as exhibit 10.2 to Unit's Form 8-K/A dated April 13, 2016, which is incorporated herein by reference).

12	Computation Ratio of Earnings to Fixed Charges (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2016).

21	Subsidiaries of the Registrant (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2016).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2016).

23.2	Consent of Ryder Scott Company, L.P. (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2016).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

32
Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2016).

99.1	Ryder Scott Company, L.P. Summary Report (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2016).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	March 30, 2017	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

The exhibits listed below are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer under Rule 13a—14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a—14(a) of the Exchange Act.