Form 10-Q
period 2017-03-31
UNIT CORP
filed 2017-05-04
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Yes [x]            No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]    Accelerated filer [ x ]    Non-accelerated filer (Do not check if a smaller reporting company) [  ]
Smaller reporting company [  ]    Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected no to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]            No [x]
As of April 21, 2017, 52,823,702 shares of the issuer's common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,470	$893
Accounts receivable, net of allowance for doubtful accounts of $3,773 at both March 31, 2017 and December 31, 2016, respectively	81,752	83,954
Materials and supplies	3,267	3,340
Current income tax receivable	106	99
Current deferred tax asset (Note 8)	—	25,211
Prepaid expenses and other	7,328	7,699
Total current assets	100,923	121,196
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	5,461,119	5,446,305
Unproved properties not being amortized	328,266	314,867
Drilling equipment	1,572,335	1,565,268
Gas gathering and processing equipment	707,786	705,859
Saltwater disposal systems	60,746	60,638
Corporate land and building	59,070	59,066
Transportation equipment	29,562	32,842
Other	50,610	48,590
	8,269,494	8,233,435
Less accumulated depreciation, depletion, amortization, and impairment	5,996,098	5,952,330
Net property and equipment	2,273,396	2,281,105
Goodwill	62,808	62,808
Non-current derivative asset (Note 10)	—	377
Other assets	15,423	13,817
Total assets	$2,452,550	$2,479,303

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	March 31, 2017	December 31, 2016
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,158	$88,793
Accrued liabilities (Note 5)	46,412	39,651
Current derivative liability (Note 10)	5,604	21,564
Current portion of other long-term liabilities (Note 6)	15,045	14,907
Total current liabilities	142,219	164,915
Long-term debt less debt issuance costs (Note 6)	790,653	800,917
Non-current derivative liability (Note 10)	108	415
Other long-term liabilities (Note 6)	101,877	103,064
Deferred income taxes (Note 8)	204,647	215,922
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 52,018,042 and 51,494,318 shares issued as of March 31, 2017 and December 31, 2016, respectively	10,111	10,016
Capital in excess of par value	505,452	502,500
Retained earnings	697,483	681,554
Total shareholders’ equity	1,213,046	1,194,070
Total liabilities and shareholders’ equity	$2,452,550	$2,479,303

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$87,598	$58,274
Contract drilling	37,185	38,710
Gas gathering and processing	50,941	39,200
Total revenues	175,724	136,184
Expenses:
Operating costs:
Oil and natural gas	29,204	33,346
Contract drilling	29,227	28,098
Gas gathering and processing	37,704	31,066
Total operating costs	96,135	92,510
Depreciation, depletion, and amortization	46,932	55,590
Impairments	—	37,829
General and administrative	8,954	8,611
Gain on disposition of assets	(824)	(192)
Total operating expenses	151,197	194,348
Income (loss) from operations	24,527	(58,164)
Other income (expense):
Interest, net	(9,396)	(9,617)
Gain on derivatives	14,731	10,929
Other, net	3	(15)
Total other income (expense)	5,338	1,297
Income (loss) before income taxes	29,865	(56,867)
Income tax expense (benefit):
Deferred	13,936	(15,718)
Total income taxes	13,936	(15,718)
Net income (loss)	$15,929	$(41,149)
Net income (loss) per common share:
Basic	$0.32	$(0.83)
Diluted	$0.31	$(0.83)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$15,929	$(41,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	46,932	55,590
Impairments (Note 2)	—	37,829
Amortization of debt issuance costs and debt discount	536	526
Gain on derivatives	(14,731)	(10,929)
Cash (payments) receipts on derivatives settled	(1,159)	7,140
Deferred tax expense (benefit)	13,936	(15,718)
Gain on disposition of assets	(824)	(469)
Employee stock compensation plans	3,704	4,798
Other, net	626	(1,269)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(1,900)	10,003
Accounts payable	(7,735)	11,013
Material and supplies	73	262
Accrued liabilities	9,832	10,702
Other, net	433	2,384
Net cash provided by operating activities	65,652	70,713
INVESTING ACTIVITIES:
Capital expenditures	(37,636)	(76,035)
Producing properties and other acquisitions	(7,508)	—
Proceeds from disposition of assets	16,116	38,380
Other	—	169
Net cash used in investing activities	(29,028)	(37,486)
FINANCING ACTIVITIES:
Borrowings under credit agreement	49,700	75,000
Payments under credit agreement	(60,500)	(95,800)
Payments on capitalized leases	(946)	(910)
Tax expense from stock compensation	—	(376)
Book overdrafts	(17,301)	(11,237)
Net cash used in financing activities	(29,047)	(33,323)
Net increase (decrease) in cash and cash equivalents	7,577	(96)
Cash and cash equivalents, beginning of period	893	835
Cash and cash equivalents, end of period	$8,470	$739

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	(2,389)	(2,024)
Income taxes	—	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	(11,401)	19,685
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	912	28,417
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

The accompanying condensed consolidated financial statements are unaudited and do not include all the notes in our annual financial statements. This report should be read with the audited consolidated financial statements and notes in our Form 10-K, filed February 28, 2017, for the year ended December 31, 2016.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state the following:

•	Balance Sheets at March 31, 2017 and December 31, 2016;

•	Statements of Operations for the three months ended March 31, 2017 and 2016; and

•	Statements of Cash Flows for the three months ended March 31, 2017 and 2016.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States (GAAP). GAAP requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates. Results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be realized for the full year of 2017, or that we realized for the full year of 2016.

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

During the first quarter of 2016, we had a non-cash ceiling test write-down of $37.8 million pre-tax ($23.5 million, net of tax). We did not have a non-cash ceiling test write-down for the first quarter of 2017.

NOTE 3 – DIVESTITURES

Oil and Natural Gas

We sold non-core oil and natural gas assets, net of related expenses, for $14.8 million during the first three months of 2017, compared to $37.4 million during the first three months of 2016. Proceeds from those sales reduced the net book value of our full cost pool with no gain or loss recognized.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Information related to the calculation of earnings (loss) per share follows:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended March 31, 2017
Basic earnings per common share	$15,929	50,293	$0.32
Effect of dilutive stock options, restricted stock, and stock appreciation rights (SARs)	—	568	(0.01)
Diluted earnings per common share	$15,929	50,861	$0.31
For the three months ended March 31, 2016
Basic loss per common share	$(41,149)	49,880	$(0.83)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted loss per common share	$(41,149)	49,880	$(0.83)

Due to the net loss for the three months ended March 31, 2016, approximately 235,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and were excluded from the loss per share calculation above.

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	March 31,
	2017	2016
Stock options and SARs	199,755	261,270
Average exercise price	$48.79	$50.34

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	March 31, 2017	December 31, 2016
	(In thousands)
Interest payable	$17,360	$6,524
Lease operating expenses	10,627	10,075
Employee costs	8,562	15,394
Taxes	4,461	2,219
Third-party credits	2,458	2,998
Other	2,944	2,441
Total accrued liabilities	$46,412	$39,651

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Our long-term debt consisted of the following as of the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
Credit agreement with an average interest rate of 2.9% and 2.8% at March 31, 2017 and December 31, 2016, respectively	$150,000	$160,800
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	800,000	810,800
Less: unamortized discount	(2,665)	(2,804)
Less: debt issuance costs, net	(6,682)	(7,079)
Total long-term debt	$790,653	$800,917

Credit Agreement. On April 8, 2016, we amended our Senior Credit Agreement (credit agreement) which is scheduled to mature on April 10, 2020. Under the credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed $875.0 million. Our elected commitment amount is $475.0 million. Our borrowing base is $475.0 million. We are charged a commitment fee of 0.50% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. We paid $1.0 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. With the new amendment, we pledged the following collateral: (a) 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties and (b) 100% of our ownership interest in our midstream affiliate, Superior Pipeline Company, L.L.C.

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. The April 2017 redetermination did not result in any changes. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the credit agreement.

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At March 31, 2017, we had $150.0 million of outstanding borrowings under our credit agreement.

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

Beginning with the quarter ending June 30, 2019, and for each following quarter, the credit agreement requires:

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of March 31, 2017, we were in compliance with the credit agreement covenants.

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

We may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of March 31, 2017.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Asset retirement obligation (ARO) liability	$70,043	$70,170
Capital lease obligations	18,008	18,918
Workers’ compensation	15,066	15,163
Separation benefit plans	5,149	4,943
Deferred compensation plan	4,924	4,578
Gas balancing liability	3,322	3,789
Other	410	410
	116,922	117,971
Less current portion	15,045	14,907
Total other long-term liabilities	$101,877	$103,064

Estimated annual principal payments under the terms of debt and other long-term liabilities during the five successive twelve month periods beginning April 1, 2017 (and through 2022) are $15.0 million, $44.7 million, $8.9 million, $160.6 million, and $653.0 million, respectively.

Capital Leases

In 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The $3.7 million current portion of our capital lease obligations is included in current portion of other long-term liabilities and the non-current portion of $14.3 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017. These capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $7.2 million and $1.7 million, respectively, at March 31, 2017. Annual payments, net of maintenance and interest, average $4.1 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of their then fair market value.

Future payments required under the capital leases at March 31, 2017:

Amount
Beginning April 1,	(In thousands)
2017	$6,168
2018	6,168
2019	6,168
2020	7,815
2021	579
Total future payments	26,898
Less payments related to:
Maintenance	7,213
Interest	1,677
Present value of future minimum payments	$18,008

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

The following table shows certain information about our AROs for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
ARO liability, January 1:	$70,170	$98,297
Accretion of discount	785	879
Liability incurred	658	90
Liability settled	(630)	(375)
Liability sold (1)	(432)	(9,950)
Revision of estimates (2)	(508)	(18,182)
ARO liability, March 31:	70,043	70,759
Less current portion	3,243	3,499
Total long-term ARO	$66,800	$67,260
_______________________

(1)	We sold our interest in a number of non-core wells to unaffiliated third-parties during the first three months of 2017 and 2016, respectively.

(2)	Plugging liability estimates were revised in both 2017 and 2016 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This ASU rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities— Oil and Gas, effective on the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt these amendments effective January 1, 2018. We have begun the identification and impact assessment of revenue within the scope of the guidance and are utilizing a bottom-up approach to analyze the impact of the new standard on our contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. While we have not identified any material differences in the amount and timing of revenue recognition to date, our evaluation is not complete, and we have not reached a conclusion on the overall impacts of adopting Topic 606. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative effect adjustment to retained earnings at the date of adoption. We currently believe we will adopt the cumulative effect method.

Adopted Standards

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments will require current deferred tax assets to be combined with noncurrent deferred tax assets. We have adopted this ASU during the first quarter of 2017 on a prospective basis. Previously, we had a net current deferred tax asset which is now netted with our noncurrent deferred tax liability. Prior periods were not retrospectively adjusted.

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. This did not have a material impact on our financial statements.

NOTE 9 – STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Recognized stock compensation expense	$2.6	$3.3
Capitalized stock compensation cost for our oil and natural gas properties	0.4	0.8
Tax benefit on stock based compensation	1.0	1.3

The remaining unrecognized compensation cost related to unvested awards at March 31, 2017 is approximately $19.8 million, of which $2.2 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is one year.

Our Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) as well as to non-employee directors. As of the date of this report, a total of 4,500,000 shares of the company's common stock was authorized for issuance to eligible participants under the amended plan with 2,000,000 shares being the maximum number of shares that can be issued as "incentive stock options."

We did not grant any SARs or stock options during either of the three month periods ending March 31, 2017 or 2016. The following table shows the fair value of restricted stock awards granted to employees and non-employee directors during the three month periods ending March 31, 2017 and 2016:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	461,799	152,373	486,578	152,373
Non-employee directors	—	—	—	—
	461,799	152,373	486,578	152,373
Estimated fair value (in millions):(1)
Employees	$11.4	$4.0	$2.6	$0.8
Non-employee directors	—	—	—	—
	$11.4	$4.0	$2.6	$0.8
Percentage of shares granted expected to be distributed:
Employees	94%	105%	94%	52%
Non-employee directors	N/A	N/A	N/A	N/A
_______________________

(1)	Represents 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

The time vested restricted stock awards granted during the first three months of 2017 and 2016 are being recognized over a three year vesting period. During the first quarter of 2017 and 2016, there were two different performance vested restricted stock awards granted to certain executive officers. The first will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second will vest, one-third each year, over a three year vesting period based on the company's achievement of cash flow to total assets (CFTA) performance measurement each year and will range from 0% to 200%. Based on a probability assessment of the selected performance criteria at March 31, 2017, the participants are estimated to receive 111% of the 2017, 132% of the 2016, and 27% of the 2015 performance based shares. The CFTA performance measurement at March 31, 2017 was assessed to vest at target or 100%. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2017 awards for the first three months of 2017 was $1.0 million.

NOTE 10 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of March 31, 2017, our derivative transactions were comprised of the following hedges:

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

At March 31, 2017, we had the following derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Apr’17 – Oct'17	Natural gas – swap	70,000 MMBtu/day	$3.038	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Mar'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Apr’17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Apr'17 – Oct'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	25,000 MMBtu/day	$2.90 - $2.30 - $3.59	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	60,000 MMBtu/day	$3.29 - $2.63 - $4.07	IF – NYMEX (HH)
Apr'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Apr’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$—	$—
Long-term	Non-current derivative asset	—	377
Total derivative assets		$—	$377

		Derivative Liabilities
		Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016
		(In thousands)
Commodity derivatives:
Current	Current derivative liability	$5,604	$21,564
Long-term	Non-current derivative liability	108	415
Total derivative liabilities		$5,712	$21,979

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

Following is the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31:

Derivatives Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2017	2016
		(In thousands)
Commodity derivatives	Gain on derivatives (1)	$14,731	$10,929
Total		$14,731	$10,929
_______________________

(1)	Amounts settled during the 2017 and 2016 periods include a loss of $1.2 million and a gain of $7.1 million, respectively.

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

•	Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	March 31, 2017
	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$778	$1,779	$(2,557)	$—
Liabilities	(5,888)	(2,381)	2,557	(5,712)
	$(5,110)	$(602)	$—	$(5,712)

	December 31, 2016
	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$878	$43	$(544)	$377
Liabilities	(15,358)	(7,165)	544	(21,979)
	$(14,480)	$(7,122)	$—	$(21,602)

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post cash collateral with our counterparties and no collateral has been posted as of March 31, 2017.

We used the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above.

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

The following table is a reconciliation of our level 3 fair value measurements:

	Net Derivatives
	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Beginning of period	$(7,122)	$9,094
Total gains or losses (realized and unrealized):
Included in earnings (1)	5,903	5,988
Settlements	617	(5,099)
End of period	$(602)	$9,983
Total gains for the period included in earnings attributable to the change in unrealized gain relating to assets still held at end of period	$6,520	$889
_______________________

(1)	Commodity derivatives are reported in the Unaudited Condensed Consolidated Statements of Operations in gain on derivatives.

The following table provides quantitative information about our Level 3 unobservable inputs at March 31, 2017:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil three-way collars	$1,378	Discounted cash flow	Forward commodity price curve	($1.75) - $3.85
Natural gas collar	$(1,136)	Discounted cash flow	Forward commodity price curve	($0.57) - $0.15
Natural gas three-way collars	$(844)	Discounted cash flow	Forward commodity price curve	($0.54) - $0.55
 _______________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars and three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Based on our valuation at March 31, 2017, we determined that risk of non-performance by our counterparties was immaterial.

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

At March 31, 2017, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreement approximates its fair value and at March 31, 2017 and December 31, 2016 was $150.0 million and $160.8 million, respectively. This debt would be classified as Level 2.

The carrying amounts of long-term debt, net of unamortized discount and debt issuance costs, associated with the Notes reported in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 were $640.7 million and $640.1 million, respectively. We estimate the fair value of the Notes using quoted marked prices at March 31, 2017 and December 31, 2016 was $640.3 million and $649.9 million, respectively. The Notes would be classified as Level 2.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Canonsburg, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several compressor rentals, equipment leases, and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $2.7 million, $0.8 million, $0.2 million, $0.2 million, and $0.1 million in twelve month periods beginning April 1, 2017 (and through the end of 2021), respectively. Total rent expense incurred was $2.1 million and $3.3 million for the first quarter of 2017 and 2016, respectively.

In 2014, our mid-stream segment entered into capital lease agreements for twenty compressors with initial terms of seven years. Estimated annual capital lease payments under the terms during the five successive twelve month periods beginning April 1, 2017 (and through the end of 2021) are $6.2 million, $6.2 million, $6.2 million, $7.8 million, and $0.6 million. Total maintenance and interest remaining related to these leases are $7.2 million and $1.7 million, respectively at March 31, 2017. Annual payments, net of maintenance and interest, average $4.1 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of their fair market value at that time.

The employee oil and gas limited partnerships require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. These repurchases in any one year are limited to 20% of the units outstanding. We did not have any repurchases in the first quarter of 2017 or 2016.

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

For the next twelve months, we have committed to purchase approximately $4.2 million of new drilling rig components. We have also committed to paying $1.3 million for Enterprise Resource Planning software over the next year.

NOTE 13 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services within the energy industry:

•	Oil and natural gas,

•	Contract drilling, and

•	Mid-stream

Our oil and natural gas segment is engaged in the acquisition, development, and production of oil, NGLs, and natural gas properties. The contract drilling segment is engaged in the land contract drilling of oil and natural gas wells and the mid-stream segment is engaged in the buying, selling, gathering, processing, and treating of natural gas and NGLs.

We evaluate each segment’s performance based on its operating income, which is defined as operating revenues less operating expenses and depreciation, depletion, amortization, and impairment. We have no oil and natural gas production outside the United States.

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended March 31, 2017
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$87,598	$—	$—	$—	$—	$87,598
Contract drilling	—	37,185	—	—	—	37,185
Gas gathering and processing	—	—	66,464	—	(15,523)	50,941
Total revenues	87,598	37,185	66,464	—	(15,523)	175,724
Expenses:
Operating costs:
Oil and natural gas	30,326	—	—	—	(1,122)	29,204
Contract drilling	—	29,227	—	—	—	29,227
Gas gathering and processing	—	—	52,105	—	(14,401)	37,704
Total operating costs	30,326	29,227	52,105	—	(15,523)	96,135
Depreciation, depletion, and amortization	21,526	12,847	10,818	1,741	—	46,932
Total expenses	51,852	42,074	62,923	1,741	(15,523)	143,067
Total operating income (loss) (1)	35,746	(4,889)	3,541	(1,741)	—
General and administrative expense	—	—	—	(8,954)	—	(8,954)
Gain on disposition of assets	9	7	—	808	—	824
Gain on derivatives	—	—	—	14,731	—	14,731
Interest expense, net	—	—	—	(9,396)	—	(9,396)
Other	—	—	—	3	—	3
Income (loss) before income taxes	$35,755	$(4,882)	$3,541	$(4,549)	$—	$29,865
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain on disposition of assets, gain on derivatives, interest expense, other income (loss), or income taxes.

	Three Months Ended March 31, 2016
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$58,274	$—	$—	$—	$—	$58,274
Contract drilling	—	38,710	—	—	—	38,710
Gas gathering and processing	—	—	49,045	—	(9,845)	39,200
Total revenues	58,274	38,710	49,045	—	(9,845)	136,184
Expenses:
Operating costs:
Oil and natural gas	34,804	—	—	—	(1,458)	33,346
Contract drilling	—	28,098	—	—	—	28,098
Gas gathering and processing	—	—	39,453	—	(8,387)	31,066
Total operating costs	34,804	28,098	39,453	—	(9,845)	92,510
Depreciation, depletion, and amortization	31,832	12,195	11,459	104	—	55,590
Impairments	37,829	—	—	—	—	37,829
Total expenses	104,465	40,293	50,912	104	(9,845)	185,929
Total operating loss(1)	(46,191)	(1,583)	(1,867)	(104)	—
General and administrative expense	—	—	—	(8,611)	—	(8,611)
Gain (loss) on disposition of assets	—	494	(302)	—	—	192
Gain on derivatives	—	—	—	10,929	—	10,929
Interest expense, net	—	—	—	(9,617)	—	(9,617)
Other	—	—	—	(15)	—	(15)
Loss before income taxes	$(46,191)	$(1,089)	$(2,169)	$(7,418)	$—	$(56,867)
_______________________

(1)
Operating loss is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, gain on derivatives, interest expense, other income (loss), or income taxes.

NOTE 14 – SUBSEQUENT EVENTS

On April 3, 2017, we completed the acquisition of certain oil and natural gas assets from an unrelated third party. The acquisition includes approximately 47 proved developed producing wells and 8,300 net acres primarily in Grady and Caddo Counties in western Oklahoma. The purchase price was approximately $57.0 million in cash plus the conveyance of 180 net leasehold acres we held in McClain County, Oklahoma. This acquisition is subject to certain post-closing adjustments. The effective date of this acquisition is January 1, 2017.

On April 4, 2017, we entered into a Distribution Agreement (the Agreement) with a sales agent, under which we may offer and sell, from time to time, through the sales agent shares of our common stock, par value $0.20 per share (the Shares), up to an aggregate offering price of $100.0 million. We intend to use the net proceeds from these sales to fund (or offset costs of) acquisitions, future capital expenditures, repay amounts outstanding under our revolving credit facility, and general corporate purposes.

Under the Agreement, the sales agent may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on the NYSE, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, the sales agent may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, the sales agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE, to sell the Shares from time to time, based on our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose).

We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares under the Agreement will terminate on the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by the sales agent or us. We will pay the sales agent a commission of 2.0% of the gross sales price per share sold and have agreed to provide the sales agent with customary indemnification and contribution rights.

As of April 21, 2017, we sold 770,660 shares of our common stock resulting in net proceeds of approximately $18.3 million.

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

General

We operate, manage, and analyze the results of our operations through our three principal business segments:

•	Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment explores, develops, acquires, and produces oil and natural gas properties for our own account.

•	Contract Drilling – carried out by our subsidiary Unit Drilling Company. This segment contracts to drill onshore oil and natural gas wells for others and for our oil and natural gas segment.

•
Mid-Stream – carried out by our subsidiary Superior Pipeline Company, L.L.C. and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas for third parties and for our oil and natural gas segment.

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

Deteriorating commodity prices worldwide during the past several years brought about significant and adverse changes to our industry and us. These lower prices caused us (and other oil and gas companies) to reduce, for a period of time, our oil and natural gas segment's drilling activity. Industry wide reductions in drilling activity and spending for extended periods also tends to reduce the rates for and the number of our drilling rigs that we are able to work. In addition, sustained lower commodity prices impact the liquidity condition of some of our industry partners and customers, which, in turn, could limit their ability to meet their financial obligations to us.

During 2016, commodity prices began to improve and we are starting to see signs of improvement. In the fourth quarter of 2016, our oil and natural gas segment began using two of our contract drilling rigs and has continued using them during the first quarter of 2017. Our contract drilling segment completed the construction and contracted the ninth BOSS drilling rig in the fourth quarter of 2016 and started construction of the tenth BOSS drilling rig during the first quarter of 2017 which will be completed late in the second quarter. Our drilling rig segment's rig utilization has increased from 15 drilling rigs working as of March 31, 2016 to 29 drilling rigs working as of March 31, 2017. The extent and duration of this improvement remains uncertain.

The previous reduction in oil, NGLs, and natural gas prices has had a number of consequences for us (although, as noted, we are starting to see some improvements as well). Below are some of the recent impacts:

•
We incurred non-cash ceiling test write-downs in the first nine months of 2016 of $161.6 million ($100.6 million net of tax). We did not have a write-down in the fourth quarter of 2016 or the first quarter of 2017. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at March 31, 2017 and only adjust the 12-month average price to an estimated second quarter ending average (holding April 2017 prices constant for the remaining two months of the second quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the second quarter of 2017. But commodity prices (and other factors) remain volatile and they could negatively impact the 12-month average price resulting in the potential for an impairment in the future.

•
We reduced the number of gross wells our oil and natural gas segment drilled in 2016 by approximately 64% from the number drilled in 2015 due to our reduced cash flow. For 2017, we plan to increase the number of gross wells drilled by approximately 67-90% (depending on future commodity prices) from the number of wells drilled in 2016.

•
The decline in drilling by our customers reduced the average utilization of our drilling rig fleet. At December 31, 2015, we had 26 drilling rigs operating. In 2016, utilization continued downward bottoming out in May at 13 operating drilling rigs. After May commodity prices began improving for the remainder of the year and we exited 2016 with 21 active rigs. As of March 31, 2017, we had 29 drilling rigs operating (an improvement of 38% over the end of the year). Operators have been increasing drilling, but the extent of further increases remain uncertain. Currently, all nine of our BOSS drilling rigs are under contract and the tenth BOSS drilling rig is being constructed.

•
Due to low NGLs prices, we continue to operate most of our mid-stream processing facilities in ethane rejection mode which reduces the amount of liquids sold. As long as NGLs prices remain depressed, we expect to continue operating in ethane rejection mode. Low prices have reduced drilling activity around our processing systems thus reducing the number of new wells available to connect to these systems which has resulted in lower processed volumes as production from connected wells naturally decline.

Also, as noted elsewhere, on April 4, 2017, we filed a prospectus supplement related to an at-the-market offering for the sale of shares of our common stock, from time to time, up to an aggregate of $100 million in gross proceeds. As of April 21, 2017, we sold 770,660 shares for $18.3 million, net of offering costs of $0.4 million. Approximately $81.3 million remain available for sale under the program. We intend to use net proceeds from the offering to fund (or offset costs of) acquisitions, future capital expenditures, repay amounts outstanding under our revolving credit facility, and general corporate purposes.

On April 3, 2017, we completed the acquisition of certain oil and natural gas assets from an unrelated third party. The acquisition includes approximately 47 proved developed producing wells and 8,300 net acres primarily in Grady and Caddo Counties in western Oklahoma. The purchase price was approximately $57.0 million in cash plus the conveyance of 180 net leasehold acres we held in McClain County, Oklahoma. This acquisition is subject to certain post-closing adjustments. The effective date of this acquisition is January 1, 2017.

Executive Summary

Oil and Natural Gas

First quarter 2017 production from our oil and natural gas segment was 3,777,000 barrels of oil equivalent (Boe), a decrease of 10% and 16% from the fourth quarter of 2016 and the first quarter of 2016, respectively. In addition to the continued production decline of existing wells, the decreases were due primarily to reduced drilling activity and approximately 0.5 Bcfe of production in the Wilcox play being shut in for five days during the first quarter because of maintenance on a third-party operated processing plant as well as 0.3 Bcfe of production reduced due to weather related events.

First quarter 2017 oil and natural gas revenues were essentially unchanged from the fourth quarter of 2016 and increased 50% from the first quarter of 2016. The increase over the first quarter of 2016 was due primarily to higher commodity prices partially offset by lower production volumes.

Our oil prices for the first quarter of 2017 increased 6% and 50% over the fourth quarter of 2016 and the first quarter of 2016, respectively. Our NGLs prices increased 22% and 170% over the fourth quarter of 2016 and the first quarter of 2016, respectively. Our natural gas prices increased 13% and 43% over the fourth quarter of 2016 and the first quarter of 2016, respectively.

Operating cost per Boe produced for the first quarter of 2017 increased 18% and 5% over the fourth quarter of 2016 and the first quarter of 2016, respectively. The increases were primarily due to lower production volumes.

At March 31, 2017, we had the following derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Apr’17 – Oct'17	Natural gas – swap	70,000 MMBtu/day	$3.038	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Mar'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Apr’17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Apr'17 – Oct'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	25,000 MMBtu/day	$2.90 - $2.30 - $3.59	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	60,000 MMBtu/day	$3.29 - $2.63 - $4.07	IF – NYMEX (HH)
Apr'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Apr’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX

For the three months ended March 31, 2017, we completed drilling eight gross wells (3.96 net wells). For all of 2017, we plan to participate in the drilling of approximately 35 to 40 gross wells. Excluding acquisitions and ARO liability, our estimated 2017 capital expenditures for this segment are approximately $188.0 million. Our current 2017 production guidance is approximately 16.1 to 16.7 MMBoe, a decrease of 3% to 7% from 2016, although actual results continue to be subject to many factors.

Contract Drilling

The average number of drilling rigs we operated in the first quarter of 2017 was 25.5 compared to 19.5 and 20.6 in the fourth quarter of 2016 and the first quarter of 2016, respectively. As of March 31, 2017, 29 of our drilling rigs were operating.

Revenue for the first quarter of 2017 increased 12% over the fourth quarter of 2016 and decreased 4% from the first quarter of 2016, respectively. The increase over the fourth quarter of 2016 was due primarily to a 31% increase in the drilling rigs operating partially offset by a 6% decrease in dayrates. The decrease from the first quarter of 2016 was primarily due to a 14% decrease in dayrates partially offset by a 24% increase in drilling rigs operating.

Dayrates for the first quarter of 2017 averaged $15,835, a 6% decrease from the fourth quarter of 2016 and a 14% decrease from the first quarter of 2016. The decreases from both periods were primarily due to downward pressure on dayrates due to lower demand.

Operating costs for the first quarter of 2017 increased 35% and 4% over the fourth quarter of 2016 and the first quarter of 2016, respectively. The increases were due primarily to more drilling rigs operating.

During 2016 and 2017, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The improved commodity pricing for oil and natural gas that began during the second half of 2016 has increased demand for drilling rigs. Our drilling rig count bottomed out at 13 drilling rigs operating during the second quarter of 2016, but increased to 21 drilling rigs operating at the end of 2016. Our drilling rig count continued to increase during the first quarter of 2017 to 29 operating drilling rigs. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates.

As of March 31, 2017 we had 29 drilling rigs operating. We had eight term drilling contracts with original terms ranging from six months to two years. Two of these contracts are up for renewal in second quarter of 2017, three in the third quarter of 2017, two in the fourth quarter of 2017, and one is up for renewal in 2018. Term contracts may contain a fixed rate for the duration of the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. During the first quarter of 2017, no early termination fees were recorded compared to $2.6 million in the first quarter of 2016.

Currently, all nine of our existing BOSS drilling rigs are under contract. We have secured a term contract to build our tenth BOSS rig, with construction expected to be completed late in the second quarter. Additionally, we have contracted two of our stacked SCR drilling rigs to be placed into service under term contract in our Mid-Continent division during the second quarter. One SCR drilling rig is being upgraded and the other is being relocated from our Rocky Mountain division. Our estimated 2017 capital expenditures for this segment are approximately $24.0 million.

Mid-Stream

First quarter 2017 liquids sold per day decreased 7% and 4% from the fourth quarter of 2016 and the first quarter of 2016, respectively. The decreases were due to less volume available to process at our plants. For the first quarter of 2017, gas processed per day decreased 10% from the fourth quarter of 2016 and decreased 24% from the first quarter of 2016. The decreases were primarily due to declines in existing volumes, fewer new wells connected, and the loss of an offload volume at our Hemphill facility in mid-2016. For the first quarter of 2017, gas gathered per day decreased 8% from the fourth quarter of 2016 and increased 2% over the first quarter of 2016. The decrease from the fourth quarter of 2016 was primarily due to declining volume on our Appalachian systems. The increase from the first quarter of 2016 was primarily from additional wells added to our Pittsburgh Mills gathering system.

NGLs prices in the first quarter of 2017 increased 10% over the prices received in the fourth quarter of 2016 and increased 71% over the prices received in the first quarter of 2016. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those commodity-based contracts fluctuate based on the price of NGLs.

Total operating cost for our mid-stream segment for the first quarter of 2017 decreased 2% from the fourth quarter of 2016 and increased 21% over the first quarter of 2016. First quarter of 2017 costs were lower than the fourth quarter of 2016 due to lower field direct expenses while first quarter of 2017 versus first quarter of 2016 was higher due to higher gas purchase prices partially offset by lower field direct expenses.

In the Appalachian region, the Pittsburgh Mills gathering system continues to be one of our top performing systems. Our average gathered volume for the first quarter of 2017 was approximately 142 MMcf per day. We are completing construction of the next well pad connection. We expect to complete construction and have the next well pad connected by June 2017. This well pad will have five wells and is located on the north end of our system close to our Clinton compressor station.

Also in the Appalachian area, our newest facility, Snow Shoe gathering system, is averaging approximately 9.2 MMcd per day from two producers who have connected a total of six wells from three pads. We have not connected any new wells to this system in 2017. We are completing construction of the Snow Shoe compressor station but we do not intend to install compressors at this facility until compression services are required.

At our Hemphill Texas system, for the first quarter of 2017, our total throughput volume averaged 54 MMcf per day and our total production of natural gas liquids was approximately 128,000 gallons per day. At this processing facility we have the capacity to process 135 MMcf per day through three processing skids. During the first quarter, we connected one new well from an existing well pad and we are in the process of connecting a new well pad which will begin producing in the second quarter of 2017.

At our Cashion processing facility located in central Oklahoma, our total throughput volume for the first quarter of 2017 averaged approximately 33.6 MMcf per day and our total production of natural gas liquids increased to approximately 194,100 gallons per day. The total processing capacity at this facility remains at approximately 45 MMcf per day. In the first quarter of 2017, after the completion of a construction project that allows us to bring additional gas from a new producer to the Cashion processing plant, we have the ability to receive an additional 10 MMcf per day. The new producer will deliver fee-based volume to us for five years or will pay a shortfall fee which is settled on an annual basis. During the first quarter of 2017, we connected two new wells to this system.

At our Bellmon processing facility located in the Mississippian play in north central Oklahoma, we connected one new well in the first quarter of 2017 and our total throughput volume averaged approximately 26.3 MMcf per day. Our total natural gas liquids averaged approximately 134,700 gallons per day while operating in ethane recovery mode. We currently have two processing skids available for processing at this facility that provide total processing capacity of 90 MMcf per day.

At our Segno gathering facility located in Southeast Texas, our average gathered volume for the first quarter of 2017 averaged approximately 84 MMcf per day after being down a few days in January for third-party plant maintenance. We have increased our gathering and dehydration capacity to approximately 120 MMcf per day at this facility. We have not connected any new wells in the first quarter but there continues to be activity in the area around this system.

Our estimated 2017 capital expenditures for this segment are approximately $13.0 million.

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

We currently believe we will have sufficient cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next twelve months. Our ability to meet our debt covenants (under our credit agreement as well as our 2011 Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory, and other factors. For example, lower oil, natural gas, and NGLs prices since the last borrowing base determination under our credit agreement could result in a reduction of the borrowing base and therefore reduce or limit our ability to incur indebtedness. As a result, we monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues, and work, where possible, with our lenders to address those issues, if any, ahead of time.

	Three Months Ended March 31,		% Change
	2017	2016
	(In thousands except percentages)
Net cash provided by operating activities	$65,652	$70,713	(7)%
Net cash used in investing activities	(29,028)	(37,486)	(23)%
Net cash used in financing activities	(29,047)	(33,323)	(13)%
Net increase (decrease) in cash and cash equivalents	$7,577	$(96)

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

Net cash provided by operating activities in the first three months of 2017 decreased by $5.1 million as compared to the first three months of 2016. The decrease was the result of changes in operating assets and liabilities related to the timing of cash receipts and disbursements partially offset by higher revenues.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities decreased by $8.5 million for the first three months of 2017 compared to the first three months of 2016. The change was due primarily to a decrease in capital expenditures and a decrease in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased by $4.3 million for the first three months of 2017 compared to the first three months of 2016. The decrease was primarily due to a smaller decrease in borrowings under our credit agreement and a larger decrease in book overdrafts.

At March 31, 2017, we had unrestricted cash totaling $8.5 million and had borrowed $150.0 million of the $475.0 million we had elected to then have available under our credit agreement. Our credit agreement is used primarily for working capital and capital expenditures.

The following is a summary of certain financial information as of March 31, 2017 and 2016 and for the three months ended March 31, 2017 and 2016:

	March 31,		% Change
	2017	2016
	(In thousands except percentages)
Working capital	$(41,296)	$(15,319)	(170)%
Long-term debt less debt issuance costs	$790,653	$898,722	(12)%
Shareholders’ equity	$1,213,046	$1,281,040	(5)%
Net income (loss)	$15,929	$(41,149)	(139)%

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $41.3 million and $15.3 million as of March 31, 2017 and 2016, respectively. This is primarily from the change in value of outstanding derivatives and lower accounts receivable due to lower revenues partially offset by the timing of accounts payable associated with our capital expenditures. Our credit agreement is used primarily for working capital and capital expenditures. At March 31, 2017, we had borrowed $150.0 million of the $475.0 million available under our credit agreement. The effect of our derivative contracts decreased working capital by $5.6 million as of March 31, 2017 and increased working capital by $13.9 million as of March 31, 2016.

The following table summarizes certain operating information:

	Three Months Ended
	March 31,		% Change
	2017	2016
Oil and Natural Gas:
Oil production (MBbls)	643	803	(20)%
NGLs production (MBbls)	1,097	1,291	(15)%
Natural gas production (MMcf)	12,225	14,522	(16)%
Average oil price per barrel received	$48.68	$32.50	50%
Average oil price per barrel received excluding derivatives	$48.64	$28.54	70%
Average NGLs price per barrel received	$17.81	$6.59	170%
Average NGLs price per barrel received excluding derivatives	$17.81	$6.59	170%
Average natural gas price per Mcf received	$2.68	$1.87	43%
Average natural gas price per Mcf received excluding derivatives	$2.78	$1.59	75%
Contract Drilling:
Average number of our drilling rigs in use during the period	25.5	20.6	24%
Total number of drilling rigs owned at the end of the period	94	94	—%
Average dayrate	$15,835	$18,392	(14)%
Mid-Stream:
Gas gathered—Mcf/day	390,384	383,405	2%
Gas processed—Mcf/day	126,559	167,048	(24)%
Gas liquids sold—gallons/day	497,862	519,433	(4)%
Number of natural gas gathering systems	25	26	(4)%
Number of processing plants	13	13	—%

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

Based on our first three months of 2017 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $397,000 per month ($4.8 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first three months of 2017 was $2.68 compared to $1.87 for the first three months of 2016. Based on our first three months of 2017 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $209,000 per month ($2.5 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $357,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow. In the first three months of 2017, our average oil price per barrel received, including the effect of derivatives, was $48.68 compared with an average oil price, including the effect of derivatives, of $32.50 in the first three months of 2016 and our first three months of 2017 average NGLs price per barrel received was $17.81 compared with an average NGLs price per barrel of $6.59 in the first three months of 2016.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. At March 31, 2017, the 12-month average unescalated prices were $47.61 per barrel of oil, $23.52 per barrel of NGLs, and $2.73 per Mcf of natural gas, as adjusted for price differentials. We were not required to take a write down in the first quarter of 2017.

It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at March 31, 2017, and only adjust the 12-month average price to an estimated second quarter ending average (holding April 2017 prices constant for the remaining two months of the second quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the second quarter of 2017. But commodity prices (and other factors) remain volatile and they could negatively impact the 12-month average price resulting in the potential for an impairment in the future.

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

Most all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The improved commodity pricing for oil and natural gas that began during the second half of 2016 has increased demand for drilling rigs. All of these factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will have an impact on our future dayrates. For the first three months of 2017, our average dayrate was $15,835 per day compared to $18,392 per day for the first three months of 2016. The average number of our drilling rigs used in the first three months of 2017 was 25.5 drilling rigs compared with 20.6 drilling rigs in the first three months of 2016. Based on the average utilization of our drilling rigs during the first three months of 2017, a $100 per day change in dayrates has a $2,550 per day ($0.9 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with the acquisition of an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We did not eliminate any revenue in our contract drilling segment for the first three months of 2016 or 2017.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 13 processing plants, 25 gathering systems, and approximately 1,470 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. Besides serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs and serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first three months of 2017 and 2016, our mid-stream operations purchased $13.9 million and $7.6 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $1.6 million and $2.2 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 390,384 Mcf per day in the first three months of 2017 compared to 383,405 Mcf per day in the first three months of 2016. It processed an average of 126,559 Mcf per day in the first three months of 2017 compared to 167,048 Mcf per day in the first three months of 2016. The amount of NGLs sold was 497,862 gallons per day in the first three months of 2017 compared to 519,433 gallons per day in the first three months of 2016. Gas gathering volumes per day in the first three months of 2017 increased 2% compared to the first three months of 2016 primarily from additional wells added to our Pittsburgh Mills gathering system. Processed volumes for the first three months of 2017 decreased 24% from the first three months of 2016 due to declines in existing volumes, fewer new wells connected to our processing systems, and the loss of an offload volume at our Hemphill facility in mid-2016. NGLs sold decreased 4% from the comparative period due to less volume to process at our plants.

At the Market (ATM) Common Stock Program

On April 4, 2017, we entered into a Distribution Agreement (the Agreement) with a sales agent, under which we may offer and sell, from time to time, through the sales agent shares of our common stock, par value $0.20 per share (the Shares), up to an aggregate offering price of $100.0 million. We intend to use the net proceeds from these sales to fund (or offset costs of) acquisitions, future capital expenditures, repay amounts outstanding under our revolving credit facility, and general corporate purposes.

Under the Agreement, the sales agent may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on the NYSE, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, the sales agent may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, the sales agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE, to sell the Shares from time to time, based on our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose).

We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares under the Agreement will terminate on the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by the sales agent or us. We will pay the sales agent a commission of 2.0% of the gross sales price per share sold and have agreed to provide the sales agent with customary indemnification and contribution rights.

As of April 21, 2017, we sold 770,660 shares of our common stock resulting in net proceeds of approximately $18.3 million.

Our Credit Agreement and Senior Subordinated Notes

Credit Agreement. On April 8, 2016, we amended our credit agreement which is scheduled to mature on April 10, 2020. Under the credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed $875.0 million. Our elected commitment amount is $475.0 million. Our borrowing base is $475.0 million. We are charged a commitment fee of 0.50% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the amount of the total borrowing base. We paid $1.0 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. With the new amendment, we pledged the following collateral: (a) 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties and (b) 100% of our ownership interest in our midstream affiliate, Superior Pipeline Company, L.L.C.

The current lenders under our credit agreement and their respective participation interests are:

Lender	Participation Interest
BOK (BOKF, NA, dba Bank of Oklahoma)	17%
Compass Bank	17%
BMO Harris Financing, Inc.	15%
Bank of America, N.A.	15%
Comerica Bank	8%
Wells Fargo Bank, N.A.	8%
Canadian Imperial Bank of Commerce	8%
Toronto Dominion (New York), LLC	8%
The Bank of Nova Scotia	4%
100%

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. The April 2017 redetermination did not result in any changes. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the credit agreement.

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At March 31, 2017 and April 21, 2017, borrowings were $150.0 million and $161.8 million, respectively.

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

Beginning with the quarter ending June 30, 2019, and for each following quarter, the credit agreement requires:

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of March 31, 2017, we were in compliance with the credit agreement covenants.

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

transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of March 31, 2017.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances involved, all of which provide us with flexibility in deciding when and if to incur these costs. We completed drilling eight gross wells (3.96 net wells) in the first three months of 2017 compared to eight gross wells (4.99 net wells) in the first three months of 2016. On April 3, 2017, we completed the acquisition of certain oil and natural gas assets from an unrelated third party. The acquisition includes approximately 47 proved developed producing wells and 8,300 net acres primarily in Grady and Caddo Counties in western Oklahoma. The purchase price was approximately $57.0 million in cash plus the conveyance of 180 net leasehold acres we held in McClain County, Oklahoma. This acquisition is subject to certain post-closing adjustments. The effective date of this acquisition is January 1, 2017. Capital expenditures for oil and gas properties on the full cost method for the first three months of 2017 by this segment, excluding $6.0 million for acquisitions and a $0.9 million reduction in the ARO liability, totaled $37.9 million. Capital expenditures for the first three months of 2016, excluding a $28.4 million reduction in the ARO liability, totaled $44.7 million.

Currently we plan to participate in drilling approximately 35 to 40 gross wells in 2017 and our total estimated capital expenditures (excluding any possible acquisitions) for this segment are approximately $188.0 million. Whether we can drill the full number of wells planned depends on several factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2017, we were awarded a term contract to build our tenth BOSS rig, with construction expected to be completed late in the second quarter.

Our estimated 2017 capital expenditures for this segment are approximately $24.0 million. At March 31, 2017, we had commitments to purchase approximately $4.2 million for drilling equipment over the next year. We have spent $7.3 million for capital expenditures during the first three months of 2017, compared to $2.9 million for capital expenditures during the first three months of 2016.

Mid-Stream Acquisitions and Capital Expenditures. In the Appalachian region, the Pittsburgh Mills gathering system continues to be one of our top performing systems. Our average gathered volume for the first quarter of 2017 was approximately 142 MMcf per day. We are completing construction of the next well pad connection. We expect to complete construction and have the next well pad connected by June 2017. This well pad will have five wells and is located on the north end of our system close to our Clinton compressor station.

Also in the Appalachian area, our newest facility, Snow Shoe gathering system, is averaging approximately 9.2 MMcd per day from two producers who have connected a total of six wells from three pads. We have not connected any new wells to this system in 2017. We are completing construction of the Snow Shoe compressor station but we do not intend to install compressors at this facility until compression services are required.

At our Hemphill Texas system, for the first quarter of 2017, our total throughput volume averaged 54 MMcf per day and our total production of natural gas liquids was approximately 128,000 gallons per day. At this processing facility we have the capacity to process 135 MMcf per day through three processing skids. During the first quarter, we connected one new well from an existing well pad and we are in the process of connecting a new well pad which will begin producing in the second quarter of 2017.

At our Cashion processing facility located in central Oklahoma, our total throughput volume for the first quarter of 2017 averaged approximately 33.6 MMcf per day and our total production of natural gas liquids increased to approximately 194,100 gallons per day. The total processing capacity at this facility remains at approximately 45 MMcf per day. In the first quarter of 2017, after the completion of a construction project that allows us to bring additional gas from a new producer to the Cashion processing plant, we have the ability to receive an additional 10 MMcf per day. The new producer will deliver fee-based volume to us for five years or will pay a shortfall fee which is settled on an annual basis. During the first quarter of 2017, we connected two new wells to this system.

At our Bellmon processing facility located in the Mississippian play in north central Oklahoma, we connected one new well in the first quarter of 2017 and our total throughput volume averaged approximately 26.3 MMcf per day. Our total natural gas liquids averaged approximately 134,700 gallons per day while operating in ethane recovery mode. We currently have two processing skids available for processing at this facility that provide total processing capacity of 90 MMcf per day.

At our Segno gathering facility located in Southeast Texas, our average gathered volume for the first quarter of 2017 averaged approximately 84 MMcf per day after being down a few days in January for third-party plant maintenance. We have increased our gathering and dehydration capacity to approximately 120 MMcf per day at this facility. We have not connected any new wells in the first quarter but there continues to be activity in the area around this system.

During the first three months of 2017, our mid-stream segment incurred $1.9 million in capital expenditures as compared to $2.7 million in the first three months of 2016. For 2017, our estimated capital expenditures are approximately $13.0 million.

Contractual Commitments

At March 31, 2017, we had certain contractual obligations including:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$990,565	$47,355	$94,710	$848,500	$—
Operating leases (2)	3,845	2,660	939	246	—
Capital lease interest and maintenance(3)	8,890	2,438	4,413	2,039	—
Drill pipe, drilling components, and equipment purchases (4)	4,224	4,224	—	—	—
Enterprise Resource Planning software obligations (5)	1,250	1,250		—	—
Total contractual obligations	$1,008,774	$57,927	$100,062	$850,785	$—
_______________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our March 31, 2017 interest rates of 6.625% for the Notes and 2.9% for the credit agreement. Our credit agreement has a maturity date of April 10, 2020.

(2)
We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Canonsburg, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $7.2 million and $1.7 million, respectively.

(4)	We have committed to pay $4.2 million for drilling rig components, drill pipe, and related equipment over the year.

(5)	We have committed to pay $1.3 million for Enterprise Resource Planning software over the next year.

At March 31, 2017, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$4,924	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$5,149	$790	Unknown	Unknown	Unknown
Asset retirement liability (3)	$70,043	$3,243	$43,403	$6,250	$17,147
Gas balancing liability (4)	$3,322	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$15,066	$7,281	$1,792	$985	$5,008
Capital leases obligations (7)	$18,008	$3,731	$7,923	$6,354	$—
Other	$410	Unknown	$410	Unknown	Unknown
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

(3)
When a well is drilled or acquired, under ASC 410 “Accounting for Asset Retirement Obligations,” we record the discounted fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for our depleted wells).

(4)
We have recorded a liability for those properties we believe do not have sufficient oil, NGLs, and natural gas reserves to allow the under-produced owners to recover their under-production from future production volumes.

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2011. One of our subsidiaries serves as the general partner of each of these programs. Effective December 31, 2014, The Unit 1984 Oil and Gas Limited Partnership dissolved and effective December 31, 2016, the two 1986 partnerships were dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We did not have any repurchases during the first three months of 2017 or 2016.

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

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At March 31, 2017, based on our first quarter 2017 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2017				2018
Daily oil production	53%	53%	53%	53%	—%	—%	—%	—%
Daily natural gas production	77%	77%	77%	68%	59%	29%	29%	29%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our March 31, 2017 evaluation, we believe the risk of non-performance by our counterparties is not material. At March 31, 2017, the fair values of the net liabilities we had with each of the counterparties to our commodity derivative transactions are as follows:

March 31, 2017
(In millions)
Canadian Imperial Bank of Commerce	$(3.8)
Scotiabank	(1.1)
Bank of Montreal	(0.8)
Total liabilities	$(5.7)

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At March 31, 2017, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative liabilities of $5.6 million and $0.1 million, respectively. At December 31, 2016, we recorded the fair value of our commodity derivatives on our balance sheet as non-current derivative assets of $0.4 million, and current and non-current derivative liabilities of $21.6 million and $0.4 million, respectively.

For our economic hedges any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain on derivatives in our Unaudited Condensed Consolidated Statements of Operations. These gains at March 31 are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Gain on derivatives:
Gain on derivatives, included are amounts settled during the period of ($1,159) and $7,140, respectively	$14,731	$10,929
	$14,731	$10,929

Stock and Incentive Compensation

During the first three months of 2017, we granted awards covering 614,172 shares of restricted stock. These awards had an estimated fair value as of their grant date of $15.4 million. Compensation expense will be recognized over the three year vesting periods, and during the three months of 2017, we recognized $0.8 million in compensation expense and capitalized $0.2 million for these awards. During the first three months of 2017, we recognized compensation expense of $2.6 million for all of our restricted stock, stock options, and SAR grants and capitalized $0.4 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 13 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first three months of 2017 and 2016, the total we received for all of these fees was less than $0.1 million and $0.1 million, respectively. Our proportionate share of assets, liabilities, and net income (loss) relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements.

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

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. This guidance affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This ASU rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities— Oil and Gas, effective on the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt these amendments effective January 1, 2018. We have begun the identification and impact assessment of revenue within the scope of the guidance and are utilizing a bottom-up approach to analyze the impact of the new standard on our contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. While we have not identified any material differences in the amount and timing of revenue recognition to date, our evaluation is not complete, and we have not reached a conclusion on the overall impacts of adopting Topic 606. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative effect adjustment to retained earnings at the date of adoption. We currently believe we will adopt the cumulative effect method.

Adopted Standards

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the amendments is permitted. The amendments will require current deferred tax assets to be combined with noncurrent deferred tax assets. We have adopted this ASU during the first quarter of 2017 on a prospective basis. Previously, we had a net current deferred tax asset which is now netted with our noncurrent deferred tax liability. Prior periods were not retrospectively adjusted.

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. This did not have a material impact on our financial statements.

Results of Operations
Quarter Ended March 31, 2017 versus Quarter Ended March 31, 2016
Provided below is a comparison of selected operating and financial data:

	Quarter Ended March 31,		Percent Change (1)
	2017	2016
	(In thousands unless otherwise specified)
Total revenue	$175,724	$136,184	29%
Net income (loss)	$15,929	$(41,149)	139%

Oil and Natural Gas:
Revenue	$87,598	$58,274	50%
Operating costs excluding depreciation, depletion, amortization, and impairment	$29,204	$33,346	(12)%
Depreciation, depletion, and amortization	$21,526	$31,832	(32)%
Impairment of oil and natural gas properties	$—	$37,829	(100)%

Average oil price received (Bbl)	$48.68	$32.50	50%
Average NGLs price received (Bbl)	$17.81	$6.59	170%
Average natural gas price received (Mcf)	$2.68	$1.87	43%
Oil production (Bbl)	643,000	803,000	(20)%
NGLs production (Bbl)	1,097,000	1,291,000	(15)%
Natural gas production (Mcf)	12,225,000	14,522,000	(16)%
Depreciation, depletion, and amortization rate (Boe)	$5.34	$6.72	(21)%

Contract Drilling:
Revenue	$37,185	$38,710	(4)%
Operating costs excluding depreciation	$29,227	$28,098	4%
Depreciation	$12,847	$12,195	5%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	25.5	20.6	24%
Average dayrate on daywork contracts	$15,835	$18,392	(14)%

Mid-Stream:
Revenue	$50,941	$39,200	30%
Operating costs excluding depreciation and amortization	$37,704	$31,066	21%
Depreciation and amortization	$10,818	$11,459	(6)%

Gas gathered—Mcf/day	390,384	383,405	2%
Gas processed—Mcf/day	126,559	167,048	(24)%
Gas liquids sold—gallons/day	497,862	519,433	(4)%

Corporate and other:
General and administrative expense	$8,954	$8,611	4%
Other depreciation	$1,741	$104	NM
Gain on disposition of assets	$824	$192	NM
Other income (expense):
Interest expense, net	$(9,396)	$(9,617)	(2)%
Gain on derivatives	$14,731	$10,929	35%
Other	$3	$(15)	120%
Income tax expense (benefit)	$13,936	$(15,718)	189%
Average long-term debt outstanding	$812,296	$872,425	(7)%
Average interest rate	6.0%	5.7%	5%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues increased $29.3 million or 50% in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to higher commodity prices partially offset from reduced production volumes. In the first quarter of 2017, as compared to the first quarter of 2016, oil production decreased 20%, natural gas production decreased 16%, and NGLs production decreased 15%. Average oil prices increased 50% to $48.68 per barrel, average natural gas prices increased 43% to $2.68 per Mcf, and NGLs prices increased 170% to $17.81 per barrel.

Oil and natural gas operating costs decreased $4.1 million or 12% between the comparative first quarters of 2017 and 2016 due to lower LOE, saltwater disposal expenses, gross production taxes, and general and administrative expenses.

Depreciation, depletion, and amortization (“DD&A”) decreased $10.3 million or 32% due primarily to a 21% decrease in our DD&A rate and a 16% decrease in equivalent production. The decrease in our DD&A rate in the first quarter of 2017 compared to the first quarter of 2016 resulted primarily from the effect of the ceiling test write-downs throughout 2016. Our DD&A expense on our oil and natural gas properties is calculated each quarter utilizing period end reserve quantities adjusted for current period production.

During the first quarter of 2016, we recorded a non-cash ceiling test write-down of $37.8 million pre-tax ($23.5 million, net of tax). We did not have a write-down for the first quarter of 2017.

Contract Drilling

Drilling revenues decreased $1.5 million or 4% in the first quarter of 2017 versus the first quarter of 2016. The decrease was due primarily to a 14% decrease in the average dayrate partially offset by a 24% increase in the average number of drilling rigs in use. Average drilling rig utilization increased from 20.6 drilling rigs in the first quarter of 2016 to 25.5 drilling rigs in the first quarter of 2017. There was no revenue on contracts that terminated early in the first quarter of 2017 compared to $2.6 million in the first quarter of 2016.

Drilling operating costs increased $1.1 million or 4% between the comparative first quarters of 2017 and 2016. The increase was due primarily to more drilling rigs operating. Contract drilling depreciation increased $0.7 million or 5% also due primarily to more drilling rigs operating.

Mid-Stream

Our mid-stream revenues increased $11.7 million or 30% in the first quarter of 2017 as compared to the first quarter of 2016 due primarily to increases in gas, NGLs, and condensate prices. Gas processing volumes per day decreased 24% between the comparative quarters primarily due to declines in existing volumes, fewer new wells connected to our processing systems, and the loss of an offload volume at our Hemphill facility in mid-2016. Gas gathering volumes per day increased 2% between the comparative quarters primarily due to additional wells added to our Pittsburgh Mills gathering system in the Appalachian area.

Operating costs increased $6.6 million or 21% in the first quarter of 2017 compared to the first quarter of 2016 primarily due to a 96% increase in gas purchase prices partially offset by a 24% decrease in purchase volumes along with an 12% decrease in field direct expenses. Depreciation and amortization decreased $0.6 million, or 6%, primarily due to lower capital expenditures in 2016.

Other Depreciation

During the first quarter of 2017, we had $1.7 million of other depreciation primarily due to our new ERP accounting and reporting system that was implemented this quarter as well as depreciation on our corporate building.

General and Administrative

Corporate general and administrative expenses increased $0.3 million or 4% in the first quarter of 2017 compared to the first quarter of 2016 primarily due to an increase in employee costs.

Gain on Disposition of Assets

There was a $0.8 million gain on disposition of assets in the first quarter of 2017 primarily due to the sale of a corporate aircraft compared to a gain of $0.2 million for the disposition of assets in the first quarter of 2016 primarily due to the sale of various rig components (including a top drive), vehicles, and a drilling yard.

Other Income (Expense)

Interest expense, net of capitalized interest, decreased $0.2 million between the comparative first quarters of 2017 and 2016 due primarily to a decrease in outstanding borrowings in the first quarter of 2017. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first quarter of 2017 was $3.9 million compared to $4.0 million in the first quarter of 2016, and was netted against our gross interest of $13.3 million and $13.6 million for the first quarters of 2017 and 2016, respectively. Our average interest rate increased from 5.7% in the first quarter of 2016 to 6.0% in the first quarter of 2017 and our average debt outstanding was $60.1 million lower in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to the decrease in outstanding borrowings under our credit agreement over the comparative periods.

Gain on derivatives increased $3.8 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense (Benefit)

Income tax expense increased $29.7 million between the comparative first quarters of 2017 and 2016 primarily due to increased pre-tax income. Our effective tax rate was 46.7% for the first quarter of 2017 compared to 27.6% for the first quarter of 2016. The rate change was primarily due to increased deferred income tax expense related to our restricted stock vestings in both quarters whereby the increase in the first quarter of 2017 increased our deferred income tax expense and the increase in the first quarter of 2016 decreased our income tax benefit. There was no current income tax expense or benefit in the first quarter of 2017 or 2016. We did not pay any income taxes in the first quarter of 2017.

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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first three months 2017 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $397,000 per month ($4.8 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $209,000 per month ($2.5 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $357,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow.

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

At March 31, 2017, we had the following derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Apr’17 – Oct'17	Natural gas – swap	70,000 MMBtu/day	$3.038	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Mar'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Apr’17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Apr'17 – Oct'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	25,000 MMBtu/day	$2.90 - $2.30 - $3.59	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	60,000 MMBtu/day	$3.29 - $2.63 - $4.07	IF – NYMEX (HH)
Apr'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Apr’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in the first three months of 2017, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $1.6 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer, and management to allow timely decisions.

Changes in Internal Controls. Beginning in January 2017, we implemented a new ERP accounting and reporting system designed to upgrade our technology and improve the timeliness and quality of our financial and operational information. This new ERP system was not implemented in response to any material weakness in our internal control over financial reporting. The implementation of the ERP system has affected the processes that constitute part of our internal control over financial reporting and requires ongoing testing for effectiveness. The adoption of this new ERP system has not materially affected our internal controls over financial reporting. There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed below, if any, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended March 31, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	—
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	180,969	22.15	180,969	—
Total	180,969	$22.15	180,969	—

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

Unit Corporation

Date:	May 4, 2017	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	May 4, 2017	By: /s/ David T. Merrill
DAVID T. MERRILL
Senior Vice President, Chief Financial Officer, and Treasurer