Form 10-Q
period 2017-06-30
UNIT CORP
filed 2017-08-03
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Large accelerated filer [ ]    Accelerated filer [ x ]    Non-accelerated filer (Do not check if a smaller reporting company) [  ]
Smaller reporting company [  ]    Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]            No [x]
As of July 21, 2017, 52,886,592 shares of the issuer's common stock were outstanding.

Forward-Looking Statements

This report contains “forward-looking statements” – meaning, statements related to future events within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this document that addresses activities, events or developments we expect or anticipate will or may occur, are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are used to identify forward-looking statements. This report modifies and supersedes documents filed by us before this report. In addition, certain information we file with the SEC will automatically update and supersede information in this report.

These forward-looking statements include, among others, things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	prices for oil, natural gas liquids (NGLs), and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of legal proceedings involving us will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions affecting our costs and increasing operating restrictions or delays and other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill or rework during the year; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may have to record in future periods.
These statements are based on assumptions and analyses made by us based on our experience and our perception of historical trends, current conditions, and expected future developments, and other factors we believe are appropriate in the circumstances. Whether actual results and developments will conform to our expectations and predictions is subject to several risks and uncertainties, any one or combination of which could cause our actual results to differ materially from our expectations and predictions, including:

•	the risk factors discussed in this document and in the documents (if any) we incorporate by reference;

•	general economic, market, or business conditions;

•	the availability of and nature of (or lack of) business opportunities we pursue;

•	demand for our land drilling services;

•	changes in laws or regulations;

•	changes in the current geopolitical situation;

•	risks relating to financing, including restrictions in our debt agreements and availability and cost of credit;

•	risks associated with future weather conditions;

•	decreases or increases in commodity prices;

•	putative class action lawsuits that may result in substantial expenditures and divert management's attention; and

•	other factors, most of which are beyond our control.
You should not place undue reliance on these forward-looking statements. Except as required by law, we disclaim any intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this document to reflect unanticipated events.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$849	$893
Accounts receivable, net of allowance for doubtful accounts of $2,888 and $3,773 at June 30, 2017 and December 31, 2016, respectively	94,998	83,954
Materials and supplies	3,291	3,340
Current derivative asset (Note 10)	3,948	—
Current income tax receivable	114	99
Current deferred tax asset (Note 8)	—	25,211
Prepaid expenses and other	6,304	7,699
Total current assets	109,504	121,196
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	5,540,086	5,446,305
Unproved properties not being amortized	337,190	314,867
Drilling equipment	1,587,096	1,565,268
Gas gathering and processing equipment	711,355	705,859
Saltwater disposal systems	62,191	60,638
Corporate land and building	59,075	59,066
Transportation equipment	29,704	32,842
Other	52,799	48,590
	8,379,496	8,233,435
Less accumulated depreciation, depletion, amortization, and impairment	6,044,966	5,952,330
Net property and equipment	2,334,530	2,281,105
Goodwill	62,808	62,808
Non-current derivative asset (Note 10)	689	377
Other assets	15,779	13,817
Total assets	$2,523,310	$2,479,303

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30, 2017	December 31, 2016
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,200	$88,793
Accrued liabilities (Note 5)	39,092	39,651
Current derivative liability (Note 10)	1,036	21,564
Current portion of other long-term liabilities (Note 6)	14,593	14,907
Total current liabilities	160,921	164,915
Long-term debt less debt issuance costs (Note 6)	806,092	800,917
Non-current derivative liability (Note 10)	—	415
Other long-term liabilities (Note 6)	100,796	103,064
Deferred income taxes (Note 8)	211,038	215,922
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 52,889,118 and 51,494,318 shares issued as of June 30, 2017 and December 31, 2016, respectively	10,277	10,016
Capital in excess of par value	527,624	502,500
Accumulated other comprehensive income (Note 13)	20	—
Retained earnings	706,542	681,554
Total shareholders’ equity	1,244,463	1,194,070
Total liabilities and shareholders’ equity	$2,523,310	$2,479,303

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$83,173	$69,190	$170,771	$127,464
Contract drilling	39,255	24,257	76,440	62,967
Gas gathering and processing	48,153	44,858	99,094	84,058
Total revenues	170,581	138,305	346,305	274,489
Expenses:
Operating costs:
Oil and natural gas	32,758	33,331	61,962	66,677
Contract drilling	27,239	19,254	56,466	47,352
Gas gathering and processing	36,042	32,381	73,746	63,447
Total operating costs	96,039	84,966	192,174	177,476
Depreciation, depletion, and amortization	50,080	52,878	97,012	108,468
Impairments (Note 2)	—	74,291	—	112,120
General and administrative	8,713	8,348	17,667	16,959
Gain on disposition of assets	(248)	(477)	(1,072)	(669)
Total operating expenses	154,584	220,006	305,781	414,354
Income (loss) from operations	15,997	(81,701)	40,524	(139,865)
Other income (expense):
Interest, net	(9,467)	(10,606)	(18,863)	(20,223)
Gain (loss) on derivatives	8,902	(22,672)	23,633	(11,743)
Other, net	6	1	9	(14)
Total other income (expense)	(559)	(33,277)	4,779	(31,980)
Income (loss) before income taxes	15,438	(114,978)	45,303	(171,845)
Income tax expense (benefit):
Deferred	6,379	(42,842)	20,315	(58,560)
Total income taxes	6,379	(42,842)	20,315	(58,560)
Net income (loss)	$9,059	$(72,136)	$24,988	$(113,285)
Net income (loss) per common share:
Basic	$0.18	$(1.44)	$0.49	$(2.27)
Diluted	$0.17	$(1.44)	$0.49	$(2.27)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$9,059	$(72,136)	$24,988	$(113,285)
Other comprehensive income, net of taxes:
Unrealized appreciation on securities, net of tax of $12, $0, $12, and $0	20	—	20	—
Comprehensive income (loss)	$9,079	$(72,136)	$25,008	$(113,285)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$24,988	$(113,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	97,012	108,468
Impairments (Note 2)	—	112,120
Amortization of debt issuance costs and debt discount	1,075	1,054
(Gain) loss on derivatives	(23,633)	11,743
Cash (payments) receipts on derivatives settled	(1,569)	12,192
Deferred tax expense (benefit)	20,315	(58,560)
Gain on disposition of assets	(1,072)	(946)
Employee stock compensation plans	8,066	7,703
Other, net	299	(2,755)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(15,087)	5,443
Accounts payable	3,724	24,077
Material and supplies	49	241
Accrued liabilities	756	3,411
Income taxes	(15)	18,969
Other, net	2,147	2,841
Net cash provided by operating activities	117,055	132,716
INVESTING ACTIVITIES:
Capital expenditures	(107,933)	(124,182)
Producing properties and other acquisitions (Note 3)	(52,956)	—
Proceeds from disposition of assets	19,556	46,627
Other	(1,500)	169
Net cash used in investing activities	(142,833)	(77,386)
FINANCING ACTIVITIES:
Borrowings under credit agreement	160,600	150,300
Payments under credit agreement	(156,500)	(195,300)
Payments on capitalized leases	(1,901)	(1,828)
Proceeds from common stock issued, net of issue costs (Note 13)	18,623	—
Tax benefit from stock compensation	—	(376)
Book overdrafts	4,912	(7,987)
Net cash provided by (used in) financing activities	25,734	(55,191)
Net increase (decrease) in cash and cash equivalents	(44)	139
Cash and cash equivalents, beginning of period	893	835
Cash and cash equivalents, end of period	$849	$974

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	16,813	19,830
Income taxes	—	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	(8,771)	30,758
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	1,579	28,884
The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND PRESENTATION

The unaudited condensed consolidated financial statements in this report include the accounts of Unit Corporation and all its subsidiaries and affiliates and have been prepared under the rules and regulations of the SEC. The terms “company,” “Unit,” “we,” “our,” “us,” or like terms refer to Unit Corporation, a Delaware corporation, and one or more of its subsidiaries and affiliates, except as otherwise indicated or as the context otherwise requires.

The condensed consolidated financial statements are unaudited and do not include all the notes in our annual financial statements. This report should be read with the audited consolidated financial statements and notes in our Form 10-K, filed February 28, 2017, for the year ended December 31, 2016.

In the opinion of our management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state the following:

•	Balance Sheets at June 30, 2017 and December 31, 2016;

•	Statements of Operations for the three and six months ended June 30, 2017 and 2016;

•	Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; and

•	Statements of Cash Flows for the six months ended June 30, 2017 and 2016.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States (GAAP). GAAP requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and notes. Actual results may differ from those estimates. Results for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be realized for the full year of 2017, or that we realized for the full year of 2016.

Certain amounts in the unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to current year presentation. There was no impact to consolidated net income (loss) or shareholders' equity.

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

During the first and second quarter of 2016, we had a non-cash ceiling test write-down of $37.8 million pre-tax ($23.5 million, net of tax) and $74.3 million pre-tax ($46.3 million, net of tax), respectively. We had no non-cash ceiling test write-downs for the first or second quarter of 2017.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions

On April 3, 2017, we closed on an acquisition of certain oil and natural gas assets located primarily in Grady and Caddo Counties in western Oklahoma. The preliminary adjusted value of consideration given was $54.0 million.

As of January 1, 2017, the effective date of the acquisition, the estimated proved oil and gas reserves of the acquired properties were 3.2 million barrels of oil equivalent (MMBoe). The acquisition adds approximately 8,300 net oil and gas leasehold acres to our core Hoxbar area in southwestern Oklahoma including approximately 47 proved developed producing wells. Of the acreage acquired, approximately 71% is held by production. We also received one gathering system as part of the transaction.

We accounted for this acquisition using the acquisition method under ASC 805, Business Combinations, which requires that the acquired assets and liabilities be recorded at their fair values as of the acquisition date. The following table summarizes the preliminary purchase price and the preliminary estimated values of assets acquired and liabilities assumed. It is based on information available to us at the time these unaudited condensed consolidated financial statements were prepared. We believe these estimates are reasonable; however, the estimates are subject to change as additional information becomes available and is assessed by us (in thousands):

Preliminary Purchase Price
Total consideration given	$54,000

Preliminary Allocation of Purchase Price
Oil and natural gas properties included in the full cost pool:
Proved oil and natural gas properties	$43,413
Undeveloped oil and natural gas properties	8,650
Total oil and natural gas properties included in the full cost pool (1)	52,063
Gas gathering equipment and other	2,340
Asset retirement obligation	(403)
Fair value of net assets acquired	$54,000
(1) We used a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates.

The pro forma effects of this acquired business is immaterial to the results of operations.

Divestitures

We sold non-core oil and natural gas assets, net of related expenses, for $17.8 million during the first six months of 2017, compared to $43.6 million during the first six months of 2016. Proceeds from those sales reduced the net book value of our full cost pool with no gain or loss recognized.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Information related to the calculation of earnings (loss) per share follows:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended June 30, 2017
Basic earnings per common share	$9,059	51,366	$0.18
Effect of dilutive stock options, restricted stock, and stock appreciation rights (SARs)	—	578	(0.01)
Diluted earnings per common share	$9,059	51,944	$0.17
For the three months ended June 30, 2016
Basic loss per common share	$(72,136)	50,074	$(1.44)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted loss per common share	$(72,136)	50,074	$(1.44)

Due to the net loss for the three months ended June 30, 2016, approximately 417,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and excluded from the calculation above.

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	June 30,
	2017	2016
Stock options and SARs	178,755	240,270
Average exercise price	$47.75	$49.29

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the six months ended June 30, 2017
Basic income per common share	$24,988	50,832	$0.49
Effect of dilutive stock options, restricted stock, and SARs	—	539	—
Diluted income per common share	$24,988	51,371	$0.49
For the six months ended June 30, 2016
Basic loss per common share	$(113,285)	49,977	$(2.27)
Effect of dilutive stock options, restricted stock, and SARs	—	—	—
Diluted loss per common share	$(113,285)	49,977	$(2.27)

Because of the net loss for the six months ended June 30, 2016, approximately 332,000 weighted average shares related to stock options, restricted stock, and SARs were antidilutive and excluded from the calculation above.

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Six Months Ended
	June 30,
	2017	2016
Stock options and SARs	178,755	240,270
Average exercise price	$47.75	$49.29

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2017	December 31, 2016
	(In thousands)
Employee costs	$10,526	$15,394
Lease operating expenses	10,047	10,075
Interest payable	6,684	6,524
Taxes	6,577	2,219
Third-party credits	2,149	2,998
Other	3,109	2,441
Total accrued liabilities	$39,092	$39,651

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Our long-term debt as of the dates indicated consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Credit agreement with an average interest rate of 3.5% and 2.8% at June 30, 2017 and December 31, 2016, respectively	$164,900	$160,800
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	814,900	810,800
Less: unamortized discount	(2,524)	(2,804)
Less: debt issuance costs, net	(6,284)	(7,079)
Total long-term debt	$806,092	$800,917

Credit Agreement. Our Senior Credit Agreement (credit agreement) is scheduled to mature on April 10, 2020. Under the credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed $875.0 million. Our elected commitment amount is $475.0 million. Our borrowing base is $475.0 million. We are charged a commitment fee of 0.50% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. We paid $1.0 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. Under the credit agreement, we pledged the following collateral: (a) 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties and (b) 100% of our ownership interest in our midstream affiliate, Superior Pipeline Company, L.L.C.

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the LIBOR base for the term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At June 30, 2017, we had $164.9 million of outstanding borrowings under our credit agreement.

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

As of June 30, 2017, we were in compliance with the credit agreement covenants.

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

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms of and providing for issuing the Notes. The Guarantors are most of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

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

We may redeem all or, occasionally, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of June 30, 2017.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Asset retirement obligation (ARO) liability	$70,049	$70,170
Capital lease obligations	17,089	18,918
Workers’ compensation	13,971	15,163
Separation benefit plans	5,456	4,943
Deferred compensation plan	5,092	4,578
Gas balancing liability	3,322	3,789
Other	410	410
	115,389	117,971
Less current portion	14,593	14,907
Total other long-term liabilities	$100,796	$103,064

Estimated annual principal payments under the terms of debt and other long-term liabilities during the five successive twelve month periods beginning July 1, 2017 (and through 2021) are $14.6 million, $45.6 million, $173.6 million, $659.6 million, and $2.5 million, respectively.

Capital Leases

In 2014, our mid-stream segment entered into capital lease agreements for 20 compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The $3.8 million current portion of our capital lease obligations is included in current portion of other long-term liabilities and the non-current portion of $13.3 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017. These capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $6.8 million and $1.5 million, respectively, at June 30, 2017. Annual payments, net of maintenance and interest, average $4.1 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of their then fair market value.

Future payments required under the capital leases at June 30, 2017:

Amount
Beginning July 1,	(In thousands)
2017	$6,168
2018	6,168
2019	6,168
2020	6,673
2021	179
Total future payments	25,356
Less payments related to:
Maintenance	6,767
Interest	1,500
Present value of future minimum payments	$17,089

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

We are required to record the estimated fair value of the liabilities relating to the future retirement of our long-lived assets. Our oil and natural gas wells are plugged and abandoned when the oil and natural gas reserves in those wells are depleted or the wells are no longer able to produce. The plugging and abandonment liability for a well is recorded in the period in which the obligation is incurred (at the time the well is drilled or acquired). None of our assets are restricted for purposes of settling these AROs. All our AROs relate to the plugging costs associated with our oil and gas wells.

The following table shows certain information about our AROs for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
ARO liability, January 1:	$70,170	$98,297
Accretion of discount	1,458	1,513
Liability incurred	1,018	212
Liability settled	(1,224)	(605)
Liability sold (1)	(1,412)	(10,308)
Revision of estimates (2)	39	(18,183)
ARO liability, June 30:	70,049	70,926
Less current portion	2,825	3,523
Total long-term ARO	$67,224	$67,403
_______________________

(1)	We sold our interest in a number of non-core wells to unaffiliated third-parties during the first six months of 2017 and 2016, respectively.

(2)	Plugging liability estimates were revised in both 2017 and 2016 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

Compensation—Stock Compensation. The FASB issued ASU 2017-09, to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. The amendments are effective for reporting periods beginning after December 15, 2017. We are in the process of evaluating the impact these amendments will have on our financial statements.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the subsequent measurement of goodwill. The amendments eliminate Step 2 from the goodwill impairment test. The amendments will be effective prospectively for reporting periods beginning after December 31, 2019, and early adoption is permitted. We do not believe these amendments will have a material impact on our financial statements.

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.  The FASB issued ASU 2016-15, to address diversity in how certain transactions are presented and classified in the statement of cash flows. The amendments will be effective retrospectively for reporting periods beginning after December 31, 2017, and early adoption is permitted. We do not believe these amendments will have a material impact on our financial statements.

Leases. The FASB has issued ASU 2016-02. The amendments will require lessees to recognize at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Lessor accounting is largely unchanged. For public companies, the amendments are effective for annual periods beginning after

December 15, 2018, and interim periods within those annual periods. Early adoption of the amendments is permitted. We are in the process of evaluating the impact these amendments will have on our financial statements.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. These amendments affect any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This amendment rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities- Oil and Gas, effective on the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt these amendments effective January 1, 2018. We are utilizing a bottom-up approach to analyze the impact of the new standard on our contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard. We have an implementation team evaluating contracts for the various revenue streams of our business segments to address changes to business processes, systems, and controls. While we have not identified any material differences in the amount and timing of revenue recognition to date, our evaluation is not complete, and we have not reached a conclusion on the overall impacts of adopting Topic 606. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative effect adjustment to retained earnings at the date of adoption. We plan to adopt using the cumulative effect method.

Adopted Standards

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations are required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments were effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments require current deferred tax assets to be combined with noncurrent deferred tax assets. We have adopted this ASU during the first quarter of 2017 on a prospective basis. Previously, we had a net current deferred tax asset which is now netted with our noncurrent deferred tax liability. Prior periods were not retrospectively adjusted.

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. This did not have a material impact on our financial statements.

NOTE 9 –STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Recognized stock compensation expense	$3.2	$2.0	$5.8	$5.3
Capitalized stock compensation cost for our oil and natural gas properties	0.4	0.4	0.8	1.2
Tax benefit on stock based compensation	1.2	0.7	2.2	2.0

The remaining unrecognized compensation cost related to unvested awards at June 30, 2017 is approximately $17.4 million, of which $2.1 million is anticipated to be capitalized. The weighted average period over which this cost will be recognized is one year.

Our Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) as well as to non-employee directors. A total of 7,000,000 shares of the company's common stock is authorized for issuance to eligible participants under the amended plan with 2,000,000 shares being the maximum number of shares that can be issued as "incentive stock options."

We did not grant any SARs or stock options during either of the three or six month periods ending June 30, 2017 or 2016. The following table shows the fair value of restricted stock awards granted to employees and non-employee directors during the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	14,000	21,000	—	—
Non-employee directors	49,104	—	90,000	—
	63,104	21,000	90,000	—
Estimated fair value (in millions):(1)
Employees	$0.4	$0.5	$—	$—
Non-employee directors	0.9	—	0.9	—
	$1.3	$0.5	$0.9	$—
Percentage of shares granted expected to be distributed:
Employees	100%	87%	N/A	N/A
Non-employee directors	100%	N/A	100%	N/A
_______________________

(1)	Represents 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	475,799	173,373	486,578	152,373
Non-employee directors	49,104	—	90,000	—
	524,903	173,373	576,578	152,373
Estimated fair value (in millions):(1)
Employees	$11.8	$4.5	$2.6	$0.8
Non-employee directors	0.9	—	0.9	—
	$12.7	$4.5	$3.5	$0.8
Percentage of shares granted expected to be distributed:
Employees	95%	87%	94%	70%
Non-employee directors	100%	N/A	100%	N/A
_______________________

(1)	Represents 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

The time vested restricted stock awards granted during the first six months of 2017 and 2016 are being recognized over a three-year vesting period. During the first two quarters of 2017 and the first quarter of 2016, there were two different performance vested restricted stock awards granted to certain executive officers. The first will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second will vest, one-third each year, over a three-year vesting period subject to the company's achievement of cash flow to total assets (CFTA) performance measurement each year and will range from 0% to 200%. Based on a probability assessment of the selected performance criteria at June 30, 2017, the participants are estimated to receive 74% of the 2017, 145% of the 2016, and 34% of the 2015 performance based shares. The CFTA performance measurement at June 30, 2017 was assessed to vest at target or 100%. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2017 awards for the first six months of 2017 was $3.4 million.

NOTE 10 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of June 30, 2017, our derivative transactions were comprised of the following hedges:

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

At June 30, 2017, the following derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul’17 – Oct'17	Natural gas – swap	70,000 MMBtu/day	$3.038	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Mar'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jul’17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Jul'17 – Oct'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	25,000 MMBtu/day	$2.90 - $2.30 - $3.59	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	60,000 MMBtu/day	$3.29 - $2.63 - $4.07	IF – NYMEX (HH)
Apr'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Jul’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX
Jan'18 – Dec'18	Crude oil – three-way collar	1,000 Bbl/day	$50.00 - $40.00 - $56.65	WTI – NYMEX

After June 30, 2017, the following derivatives were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'18 – Dec'18	Crude oil – swap	500 Bbl/day	$50.00	WTI – NYMEX
Jan'18 – Dec'18	Crude oil – three-way collar	1,000 Bbl/day	$45.00 - $35.00 - $55.50	WTI – NYMEX

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$3,948	$—
Long-term	Non-current derivative asset	689	377
Total derivative assets		$4,637	$377

		Derivative Liabilities
		Fair Value
	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In thousands)
Commodity derivatives:
Current	Current derivative liability	$1,036	$21,564
Long-term	Non-current derivative liability	—	415
Total derivative liabilities		$1,036	$21,979

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

Following is the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30:

Derivatives Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2017	2016
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$8,902	$(22,672)
Total		$8,902	$(22,672)
_______________________

(1)	Amounts settled during the 2017 and 2016 periods include a loss of $0.4 million and a gain of $5.1 million, respectively.

Following is the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30:

Derivatives Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2017	2016
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$23,633	$(11,743)
Total		$23,633	$(11,743)
_______________________

(1)	Amounts settled during the 2017 and 2016 periods include a loss of $1.6 million and a gain of $12.2 million, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

The estimated fair value of our available-for-sale securities, reflected on our Unaudited Condensed Consolidated Balance Sheets as Non-current other assets, is based on market quotes. The following is a summary of available-for-sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity Securities:
June 30, 2017	$830	$32	$—	$862
December 31, 2016	$—	$—	$—	$—

During the second quarter of 2017, we received available-for-sale securities for early termination fees associated with a long-term drilling contract. We will evaluate the marketable equity securities to determine if any decline in fair value below cost is other-than-temporary. If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge will be recorded and a new cost basis established. We will review several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

•	Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	June 30, 2017
	Level 1	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$—	$1,010	$4,656	$(1,029)	$4,637
Liabilities	—	(1,502)	(563)	1,029	(1,036)
Total commodity derivatives	—	(492)	4,093	—	3,601
Equity securities	862	—	—	—	862
	$862	$(492)	$4,093	$—	$4,463

	December 31, 2016
	Level 1	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$—	$878	$43	$(544)	$377
Liabilities	—	(15,358)	(7,165)	544	(21,979)
	$—	$(14,480)	$(7,122)	$—	$(21,602)

All our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post cash collateral with our counterparties and no collateral has been posted as of June 30, 2017.

We used the following methods and assumptions to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements

Equity Securities. We measure the fair values of our available for sale securities based on market quotes.

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

The following table is a reconciliation of our level 3 fair value measurements:

	Net Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Beginning of period	$(602)	$9,983	$(7,122)	$9,094
Total gains or losses (realized and unrealized):
Included in earnings (1)	5,214	(12,322)	11,117	(6,334)
Settlements	(519)	(2,422)	98	(7,521)
End of period	$4,093	$(4,761)	$4,093	$(4,761)
Total gains (losses) for the period included in earnings attributable to the change in unrealized gain relating to assets still held at end of period	$4,695	$(14,744)	$11,215	$(13,855)
_______________________

(1)	Commodity derivatives are reported in the Unaudited Condensed Consolidated Statements of Operations in gain (loss) on derivatives.

The following table provides quantitative information about our Level 3 unobservable inputs at June 30, 2017:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil three-way collars	$3,340	Discounted cash flow	Forward commodity price curve	($3.23) - $6.94
Natural gas collar	$(180)	Discounted cash flow	Forward commodity price curve	($0.32) - $0.16
Natural gas three-way collars	$933	Discounted cash flow	Forward commodity price curve	($0.42) - $0.60
 _______________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars and three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Our valuation at June 30, 2017 reflected that the risk of non-performance by our counterparties was immaterial.

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

At June 30, 2017, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short-term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and considering the risk of our non-performance, long-term debt under our credit agreement approximates its fair value and at June 30, 2017 and December 31, 2016 was $164.9 million and $160.8 million, respectively. This debt would be classified as Level 2.

The carrying amounts of long-term debt, net of unamortized discount and debt issuance costs, associated with the Notes reported in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 were $641.2 million and $640.1 million, respectively. We estimate the fair value of the Notes using quoted marked prices at June 30, 2017 and December 31, 2016 was $627.9 million and $649.9 million, respectively. The Notes would be classified as Level 2.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Canonsburg, Pennsylvania under the terms of operating leases expiring through December 2021. We also have several compressor rentals, equipment leases, and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $3.5 million, $1.1 million, $0.4 million, $0.3 million, and $0.1 million in twelve month periods beginning July 1, 2017 (and through the end of 2021), respectively. Total rent expense incurred was $4.2 million and $6.2 million for the first six months of 2017 and 2016, respectively.

In 2014, our mid-stream segment entered into capital lease agreements for 20 compressors with initial terms of seven years. Estimated annual capital lease payments under the terms during the five successive twelve month periods beginning July 1, 2017 (and through the end of 2021) are $6.2 million, $6.2 million, $6.2 million, $6.7 million, and $0.2 million. Total maintenance and interest remaining related to these leases are $6.8 million and $1.5 million, respectively at June 30, 2017. Annual payments, net of maintenance and interest, average $4.1 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of their then fair market value.

The employee oil and gas limited partnerships require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal. In any one year, these repurchases are limited to 20% of the units outstanding. We had no repurchases in the first six months of 2017 or 2016.

We manage our exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. We also conduct periodic reviews, on a company-wide basis, to identify changes in our environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. Any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees expected to devote significant time directly to any possible remediation effort. As it relates to evaluations of purchased properties, depending on the extent of an identified environmental problem, we may exclude a property from the acquisition, require the seller to remediate the property to our satisfaction, or agree to assume liability for the remediation of the property.

We have not historically experienced any environmental liability while being a contract driller since the greatest portion of risk is borne by the operator. Any liabilities we have incurred have been small and have been resolved while the drilling rig is on the location and the cost has been included in the direct cost of drilling the well.

For the next twelve months, we have committed to purchase approximately $3.9 million of new drilling rig components.

NOTE 13 – EQUITY

At-the-Market (ATM) Common Stock Program

On April 4, 2017, we entered into a Distribution Agreement (the Agreement) with a sales agent, under which we may offer and sell, from time to time, through the sales agent shares of our common stock, par value $.20 per share (the Shares), up to an aggregate offering price of $100.0 million. We intend to use the net proceeds from these sales to fund (or offset costs of) acquisitions, future capital expenditures, repay amounts outstanding under our revolving credit facility, and general corporate purposes.

Under the Agreement, the sales agent may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NYSE, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, the sales agent may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, the sales agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE, to sell the Shares from time to time, based on our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose).

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

As of June 30, 2017, we sold 787,547 shares of our common stock resulting in net proceeds of approximately $18.6 million.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income were as follows for the three and six months ended June 30:

	2017	2016
	(In thousands)
Unrealized appreciation on securities, before tax	$32	$—
Tax expense	(12)	—
Unrealized appreciation on securities, net of tax	$20	$—

Changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30 are as follows:

	Net Gains on Equity Securities
	2017	2016
	(In thousands)
Beginning balance	$—	$—
Other comprehensive gain before reclassifications	20	—
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income	20	—
Balance at June 30	$20	$—

NOTE 14 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services within the energy industry:

•	Oil and natural gas,

•	Contract drilling, and

•	Mid-stream

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

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended June 30, 2017
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$83,173	$—	$—	$—	$—	$83,173
Contract drilling	—	44,844	—	—	(5,589)	39,255
Gas gathering and processing	—	—	63,111	—	(14,958)	48,153
Total revenues	83,173	44,844	63,111	—	(20,547)	170,581
Expenses:
Operating costs:
Oil and natural gas	33,941	—	—	—	(1,183)	32,758
Contract drilling	—	32,452	—	—	(5,213)	27,239
Gas gathering and processing	—	—	49,817	—	(13,775)	36,042
Total operating costs	33,941	32,452	49,817	—	(20,171)	96,039
Depreciation, depletion, and amortization	23,558	13,769	10,849	1,904	—	50,080
Total expenses	57,499	46,221	60,666	1,904	(20,171)	146,119
Total operating income (loss) (1)	25,674	(1,377)	2,445	(1,904)	(376)
General and administrative expense	—	—	—	(8,713)	—	(8,713)
Gain on disposition of assets	168	31	44	5	—	248
Gain on derivatives	—	—	—	8,902	—	8,902
Interest expense, net	—	—	—	(9,467)	—	(9,467)
Other	—	—	—	6	—	6
Income (loss) before income taxes	$25,842	$(1,346)	$2,489	$(11,171)	$(376)	$15,438
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, and amortization and does not include general corporate expenses, gain on disposition of assets, gain on derivatives, interest expense, other income (loss), or income taxes.

	Three Months Ended June 30, 2016
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$69,190	$—	$—	$—	$—	$69,190
Contract drilling	—	24,257	—	—	—	24,257
Gas gathering and processing	—	—	56,533	—	(11,675)	44,858
Total revenues	69,190	24,257	56,533	—	(11,675)	138,305
Expenses:
Operating costs:
Oil and natural gas	35,555	—	—	—	(2,224)	33,331
Contract drilling	—	19,254	—	—	—	19,254
Gas gathering and processing	—	—	41,832	—	(9,451)	32,381
Total operating costs	35,555	19,254	41,832	—	(11,675)	84,966
Depreciation, depletion, and amortization	30,411	10,918	11,515	34	—	52,878
Impairments	74,291	—	—	—	—	74,291
Total expenses	140,257	30,172	53,347	34	(11,675)	212,135
Total operating income (loss)(1)	(71,067)	(5,915)	3,186	(34)	—
General and administrative expense	—	—	—	(8,348)	—	(8,348)
Gain (loss) on disposition of assets	(324)	815	—	(14)	—	477
Loss on derivatives	—	—	—	(22,672)	—	(22,672)
Interest expense, net	—	—	—	(10,606)	—	(10,606)
Other	—	—	—	1	—	1
Income (loss) before income taxes	$(71,391)	$(5,100)	$3,186	$(41,673)	$—	$(114,978)
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, amortization, and impairment and does not include general corporate expenses, gain (loss) on disposition of assets, loss on derivatives, interest expense, other income (loss), or income taxes.

	Six Months Ended June 30, 2017
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$170,771	$—	$—	$—	$—	$170,771
Contract drilling	—	82,029	—	—	(5,589)	76,440
Gas gathering and processing	—	—	129,575	—	(30,481)	99,094
Total revenues	170,771	82,029	129,575	—	(36,070)	346,305
Expenses:
Operating costs:
Oil and natural gas	64,267	—	—	—	(2,305)	61,962
Contract drilling	—	61,679	—	—	(5,213)	56,466
Gas gathering and processing	—	—	101,922	—	(28,176)	73,746
Total operating costs	64,267	61,679	101,922	—	(35,694)	192,174
Depreciation, depletion, and amortization	45,084	26,616	21,667	3,645	—	97,012
Total expenses	109,351	88,295	123,589	3,645	(35,694)	289,186
Total operating income (loss)(1)	61,420	(6,266)	5,986	(3,645)	(376)
General and administrative expense	—	—	—	(17,667)	—	(17,667)
Gain on disposition of assets	177	38	44	813	—	1,072
Gain on derivatives	—	—	—	23,633	—	23,633
Interest expense, net	—	—	—	(18,863)	—	(18,863)
Other	—	—	—	9	—	9
Income (loss) before income taxes	$61,597	$(6,228)	$6,030	$(15,720)	$(376)	$45,303
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, and amortization and does not include general corporate expenses, gain on disposition of assets, gain on derivatives, interest expense, other income (loss), or income taxes.

	Six Months Ended June 30, 2016
	Oil and Natural Gas	Contract Drilling	Mid-stream		Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$127,464	$—	$—		$—	$—	$127,464
Contract drilling	—	62,967	—		—	—	62,967
Gas gathering and processing	—	—	105,578		—	(21,520)	84,058
Total revenues	127,464	62,967	105,578		—	(21,520)	274,489
Expenses:
Operating costs:
Oil and natural gas	70,361	—	—		—	(3,684)	66,677
Contract drilling	—	47,352	—		—	—	47,352
Gas gathering and processing	—	—	81,283		—	(17,836)	63,447
Total operating costs	70,361	47,352	81,283		—	(21,520)	177,476
Depreciation, depletion, and amortization	62,243	23,113	22,974		138	—	108,468
Impairments	112,120	—	—		—	—	112,120
Total expenses	244,724	70,465	104,257		138	(21,520)	398,064
Total operating income (loss)(1)	(117,260)	(7,498)	1,321		(138)	—
General and administrative expense	—	—	—		(16,959)	—	(16,959)
Gain (loss) on disposition of assets	(324)	1,316	(302)	—	(21)	—	669
Loss on derivatives	—	—	—		(11,743)	—	(11,743)
Interest expense, net	—	—	—		(20,223)	—	(20,223)
Other	—	—	—		(14)	—	(14)
Income (loss) before income taxes	$(117,584)	$(6,182)	$1,019		$(49,098)	$—	$(171,845)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) provides you with an understanding of our operating results and financial condition by focusing on changes in certain key measures from year to year or period to period. MD&A is organized into the following sections:

•	General;

•	Business Outlook;

•	Executive Summary;

•	Financial Condition and Liquidity;

•	New Accounting Pronouncements; and

•	Results of Operations.

Please read the information in our most recent Annual Report on Form 10-K with your review of the information below as well as our unaudited condensed consolidated financial statements and related notes.

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

Business Outlook

As discussed in other parts of this report, our success depends, to a large degree, on the prices we receive for our oil and natural gas production, the demand for oil, natural gas, and NGLs, as well as, the demand for our drilling rigs which, in turn, influences the amounts we can charge for those drilling rigs. While our operations are located within the United States, events outside the United States affect us and our industry.

Deteriorating commodity prices worldwide during the past several years brought about significant and adverse changes to our industry and us. As a result we reduced or stopped, for a period of time, our oil and natural gas segment's drilling activity. Industry wide reductions in drilling activity and spending for extended periods also tends to reduce the rates for and the number of our drilling rigs that we can work. In addition, sustained lower commodity prices impact the liquidity condition of some of our industry partners and customers, which, in turn, could limit their ability to meet their financial obligations to us.

During 2016, commodity prices began to improve. In the fourth quarter of 2016, our oil and natural gas segment began using two of our drilling rigs and has continued using them during the first six months of 2017. Our contract drilling segment completed the construction and contracted the ninth and tenth BOSS drilling rigs in the fourth quarter of 2016 and the second quarter of 2017, respectively. Our drilling rig segment's rig utilization increased from 16 drilling rigs working as of June 30, 2016, to 33 drilling rigs working as of June 30, 2017. The extent and duration of this improvement remains uncertain.

The reduction in oil, NGLs, and natural gas prices had a number of consequences for us (although, as noted, we are starting to see some improvements). Below are some of those consequences:

•
We incurred non-cash ceiling test write-downs in the first nine months of 2016 of $161.6 million ($100.6 million net of tax). We did not have a write-down in the fourth quarter of 2016 or the first two quarters of 2017. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at June 30, 2017 and only adjust the 12-month average price to an estimated third quarter ending average (holding July 2017 prices constant for the remaining two months of the third quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the third quarter of 2017. But commodity prices (and other factors) remain volatile and they could negatively impact the 12-month average price resulting in the potential for an impairment in the future.

•
We reduced the number of gross wells our oil and natural gas segment drilled in 2016 by approximately 64% from the number drilled in 2015 due to our reduced cash flow. For 2017, we plan to increase the number of gross wells drilled by approximately 67-90% (depending on future commodity prices) from the number of wells drilled in 2016.

•
The decline in drilling by our customers reduced the average utilization of our drilling rig fleet. At December 31, 2015, we had 26 drilling rigs operating. In 2016, utilization continued downward bottoming out in May 2016 at 13 operating drilling rigs. After May commodity prices began improving for the remainder of the year and we exited 2016 with 21 active rigs. As of June 30, 2017, we had 33 drilling rigs operating (an improvement of 57% over the end of the year). Operators have been increasing drilling, but the extent of further increases remain uncertain. During the second quarter of 2017, we completed the construction of our tenth BOSS drilling rig and all of our BOSS drilling rigs are under contract.

•
Due to low NGLs prices, we continue to operate most of our mid-stream processing facilities in ethane rejection mode which reduces the amount of liquids sold. As long as NGLs prices remain depressed, we expect to continue operating in ethane rejection mode.

Also, as noted elsewhere, beginning on April 4, 2017, we began an at-the-market offering for the sale of shares of our common stock. The offering allows us to sell shares, from time to time, up to an aggregate of $100 million in gross proceeds. As of June 30, 2017, we sold 787,547 shares for $18.6 million, net of offering costs of $0.4 million. Approximately $81.0 million remain available for sale under the program. Net proceeds from the offering will be used to fund (or offset costs of) acquisitions, future capital expenditures, repay amounts outstanding under our revolving credit facility, and general corporate purposes.

On April 3, 2017, we closed an acquisition of certain oil and natural gas assets from an unrelated third party. The acquisition includes approximately 47 proved developed producing wells and 8,300 net acres primarily in Grady and Caddo Counties in western Oklahoma. The preliminary adjusted value of consideration given was $54.0 million. This acquisition is subject to certain post-closing adjustments. The effective date of this acquisition is January 1, 2017.

Executive Summary

Oil and Natural Gas

Second quarter 2017 production from our oil and natural gas segment was 3,852,000 barrels of oil equivalent (Boe), an increase of 2% over the first quarter of 2017 and a decrease of 12% from the second quarter of 2016, respectively. The increase over the first quarter of 2017 was from acquired wells and new wells drilled in the first six months of 2017. The decrease from the second quarter of 2016 was primarily due to the continued production decline of existing wells and reduced drilling activity between the periods. Second quarter 2017 production was also negatively affected by approximately 94,000 Boe due to third party gas processing outages and the delay of several fracture stimulation jobs from early May until early June.

Second quarter 2017 oil and natural gas revenues decreased 5% from the first quarter of 2017 and increased 20% over the second quarter of 2016. The decrease from the first quarter of 2017 was due primarily to lower commodity prices partially offset by higher production volumes. The increase over the second quarter of 2016 was due primarily to higher commodity prices partially offset by lower production volumes.

Our oil prices for the second quarter of 2017 decreased 4% from the first quarter of 2017 and increased 13% over the second quarter of 2016. Our NGLs prices decreased 16% from the first quarter of 2017 and increased 31% over the second quarter of 2016. Our natural gas prices decreased 9% from the first quarter of 2017 and increased 36% over the second quarter of 2016.

Operating cost per Boe produced for the second quarter of 2017 increased 10% and 11% over the first quarter of 2017 and the second quarter of 2016, respectively. The increase over the first quarter of 2017 was primarily due to an increase in saltwater disposal expense and increased production taxes after receiving a higher amount of tax refunds. The increase over the second quarter of 2016 was primarily due to lower production volumes partially offset by lower lease operating expenses.

At June 30, 2017, we had these derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul’17 – Oct'17	Natural gas – swap	70,000 MMBtu/day	$3.038	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Mar'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jul’17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Jul'17 – Oct'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	25,000 MMBtu/day	$2.90 - $2.30 - $3.59	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	60,000 MMBtu/day	$3.29 - $2.63 - $4.07	IF – NYMEX (HH)
Apr'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Jul’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX
Jan'18 – Dec'18	Crude oil – three-way collar	1,000 Bbl/day	$50.00 - $40.00 - $56.65	WTI – NYMEX

After June 30, 2017, the following derivatives were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'18 – Dec'18	Crude oil – swap	500 Bbl/day	$50.00	WTI – NYMEX
Jan'18 – Dec'18	Crude oil – three-way collar	1,000 Bbl/day	$45.00 - $35.00 - $55.50	WTI – NYMEX

For the six months ended June 30, 2017, we completed drilling 19 gross wells (8.21 net wells). For all of 2017, we plan to participate in the drilling of approximately 35 to 40 gross wells. Excluding acquisitions and ARO liability, our estimated 2017 capital expenditures for this segment are approximately $197.0 million. Our current 2017 production guidance is approximately 16.0 to 16.5 MMBoe, a decrease of 4% to 7% from 2016, although actual results continue to be subject to many factors.

Contract Drilling

The average number of drilling rigs we operated in the second quarter of 2017 was 28.8 compared to 25.5 and 13.5 in the first quarter of 2017 and the second quarter of 2016, respectively. As of June 30, 2017, 33 of our drilling rigs were operating.

Revenue for the second quarter of 2017 increased 6% and 62% over the first quarter of 2017 and the second quarter of 2016, respectively. The increases were primarily due to an increase in drilling rigs operating partially offset by lower dayrates between the second quarter of 2017 and the second quarter of 2016.

Dayrates for the second quarter of 2017 averaged $15,962, a 1% increase over the first quarter of 2017 and a 14% decrease from the second quarter of 2016. The increase over the first quarter of 2017 was primarily due to increased demand. The decrease from the second quarter of 2016 was primarily due to downward pressure on dayrates due to lower demand.

Operating costs for the second quarter of 2017 decreased 7% from the first quarter of 2017 and increased 41% over the second quarter of 2016. The decrease from the first quarter of 2017 was primarily due to less new rig activation costs. The increase over the second quarter of 2016 was due primarily to more drilling rigs operating partially offset by decreased per day cost.

Almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The improved commodity pricing for oil and natural gas that began during the second half of 2016 has increased demand for drilling rigs. Our drilling rig count bottomed out at 13 drilling rigs operating during the second quarter of 2016, but increased to 21 drilling rigs operating at the end of 2016. Our drilling rig count continued to increase during the first half of 2017 ending at 33 operating drilling rigs. The future demand for and the availability of drilling rigs to meet that demand will affect our future dayrates.

We have 15 term drilling contracts with original terms ranging from six months to two years. Seven are up for renewal in the third quarter of 2017, six in the fourth quarter of 2017, one is up for renewal in 2018, and one in 2019. Term contracts may contain a fixed rate during the contract or provide for rate adjustments within a specific range from the existing rate. Some operators with signed term contracts opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. During the first six months of 2017, we recorded $0.8 million of early termination fees compared to $3.0 million in the first six months of 2016.

All ten of our existing BOSS drilling rigs are under contract. Construction was completed on our tenth BOSS drilling rig and the rig was placed into service late in the second quarter. We also have contracted and placed into service three of our stacked SCR drilling rigs in our Mid-Continent division during the second quarter. One SCR drilling rig was upgraded, one was relocated from our Rocky Mountain division, and the third SCR rig required no modifications. We have two additional stacked SCR drilling rigs returning to service in the third quarter. Both in our Mid-Continent division. One is being relocated from our Rocky Mountain division. Our estimated 2017 capital expenditures for this segment are approximately $28.0 million.

Competition to keep qualified labor continues to be an issue we face in this segment. We do not believe this shortage of qualified labor will keep us from working additional drilling rigs, but it could cause some delays in the time to crew new drilling rigs. Beginning in third quarter 2017, we increased compensation for certain drilling rig personnel.

Mid-Stream

Second quarter 2017 liquids sold per day increased 6% over the first quarter of 2017 and decreased 1% from the second quarter of 2016, respectively. The increase over the first quarter of 2017 was due to increased volumes at our processing facilities. The decrease from the second quarter of 2016 was primarily due to less volume available to process at our plants. For the second quarter of 2017, gas processed per day increased 7% over the first quarter of 2017 and decreased 16% from the second quarter of 2016. The increase over the first quarter of 2017 was primarily due to higher volumes at our Cashion facility from an offload and more drilling activity at our Hemphill facility. The decrease from the second quarter of 2016 was primarily due to declines in existing volumes, fewer new wells connected, and losing an offload volume at our Hemphill facility in mid-2016. For the second quarter of 2017, gas gathered per day decreased 2% and 13% from the first quarter of 2017 and the second quarter of 2016, respectively. The decreases were primarily due to declining volume on our Appalachian systems and losing an offload volume at our Hemphill facility in mid-2016.

NGLs prices in the second quarter of 2017 decreased 12% from the prices received in the first quarter of 2017 and increased 9% over the prices received in the second quarter of 2016. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those commodity-based contracts fluctuate based on the price of NGLs.

Total operating cost for our mid-stream segment for the second quarter of 2017 decreased 4% from the first quarter of 2017 and increased 11% over the second quarter of 2016. Second quarter of 2017 costs were lower than the first quarter of 2017 primarily due to lower gas purchase prices partially offset by increased purchase volumes. The increase over the second quarter of 2016 was primarily due to higher gas purchase prices partially offset by lower purchase volumes and lower field direct expenses.

In the Appalachian region, our Pittsburgh Mills gathering system, in Allegheny and Butler counties, continues to produce consistent financial results. Our average gathered volume for the second quarter of 2017 is approximately 133 MMcf per day. We connected the new Allen well pad in May and it included five new wells. And we are constructing a pipeline to connect the Miller well pad, which will be the next pad connected to our system. The Miller pad will include seven new wells and we anticipate it will be ready to flow in the third quarter of 2018. Also, we anticipate several in-fill wells to be drilled and connected to our system in the first half of 2018.

At our Hemphill Texas system, our total throughput volume averaged 57.5 MMcf per day for the second quarter of 2017 and our total production of natural gas liquids was approximately 142,000 gallons per day. Total processing capacity at this facility is 135 MMcf per day. During the second quarter, we connected one new well and since the beginning of 2017, we connected two new wells to this processing facility. Our oil and gas segment continues to operate a rig and we anticipate connecting four more wells in the third quarter.

At our Cashion processing facility in central Oklahoma, our total throughput volume for the second quarter of 2017 averaged approximately 37.8 MMcf per day and our total production of natural gas liquids increased to approximately 207,000 gallons per day. Total processing capacity for this facility remains at approximately 45 MMcf per day. In the first six months of 2017, we connected one new well and completed a construction project that allows us to bring additional gas to this processing plant from a third party producer. This new producer will deliver fee-based volume to us for five years or will pay a shortfall fee settled annually. And we are constructing a new pipeline extension which will allow us to connect a new producer to our system. Construction of this pipeline is underway and we expect to connect the first well to our system in the thrid quarter of this year.

At our Bellmon processing facility in the Mississippian play in north central Oklahoma, we connected six new wells in the second quarter of 2017 and our total throughput volume averaged approximately 27 MMcf per day. Total natural gas liquids averaged approximately 137,700 gallons per day while operating in ethane recovery mode at this facility. Total processing capacity at this system is approximately 90 MMcf per day.

At our Segno gathering facility in Southeast Texas, gathered volume for the second quarter of 2017 averaged approximately 79.2 MMcf per day. At this facility, we have increased our gathering and dehydration capacity to approximately 120 MMcf per day. We have connected one new well to this system in 2017.

Our estimated 2017 capital expenditures for this segment are approximately $16.0 million.

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

We believe we will have enough cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next twelve months. Our ability to meet our debt covenants (under our credit agreement and our 2011 Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. For example, if we experience lower oil, natural gas, and NGLs prices since the last borrowing base determination under our credit agreement, it could cause a reduction of the borrowing base and therefore reduce or limit our ability to incur indebtedness. We monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues, and work, where possible, with our lenders to address those issues ahead of time.

	Six Months Ended June 30,		% Change
	2017	2016
	(In thousands except percentages)
Net cash provided by operating activities	$117,055	$132,716	(12)%
Net cash used in investing activities	(142,833)	(77,386)	85%
Net cash provided by (used in) financing activities	25,734	(55,191)	147%
Net increase (decrease) in cash and cash equivalents	$(44)	$139

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

Net cash provided by operating activities in the first six months of 2017 decreased by $15.7 million as compared to the first six months of 2016. The decrease was the result of changes in operating assets and liabilities related to the timing of cash receipts and disbursements partially offset by higher profit margins in all three segments.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.
Cash flows used in investing activities increased by $65.4 million for the first six months of 2017 compared to the first six months of 2016. The change was due primarily to an increase in capital expenditures due to an oil and gas property acquisition, the restarting of our contract drilling program in 2017, the construction of two new BOSS drilling rigs, and a decrease in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased by $80.9 million for the first six months of 2017 compared to the first six months of 2016. The increase was primarily due to an increase in borrowings under our credit agreement, proceeds from the ATM common stock program, and an increase in book overdrafts in 2017 after we paid down debt in the first six months of 2016.

At June 30, 2017, we had unrestricted cash totaling $0.8 million and had borrowed $164.9 million of the $475.0 million we had elected to then have available under our credit agreement. Our credit agreement is used primarily for working capital and capital expenditures.

The following is a summary of certain financial information as of June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016:

	June 30,		% Change
	2017	2016
	(In thousands except percentages)
Working capital	$(51,417)	$(57,463)	11%
Long-term debt less debt issuance costs	$806,092	$875,051	(8)%
Shareholders’ equity	$1,244,463	$1,211,221	3%
Net income (loss)	$24,988	$(113,285)	122%

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $51.4 million and $57.5 million as of June 30, 2017 and 2016, respectively. This is primarily from an increase in accounts receivable due to higher revenues, the change in the value of outstanding derivatives, the reclassification of current deferred tax asset to long-term asset per ASU 2015-17, and decreased accrued liabilities partially offset by increased accounts payable due to increased drilling activity and more rigs operating. Our credit agreement is used primarily for working capital and capital expenditures. At June 30, 2017, we had borrowed $164.9 million of the $475.0 million available under our credit agreement. The effect of our derivative contracts increased working capital by $2.9 million as of June 30, 2017 and decreased working capital by $9.6 million as of June 30, 2016.

The following table summarizes certain operating information:

	Six Months Ended
	June 30,		% Change
	2017	2016
Oil and Natural Gas:
Oil production (MBbls)	1,357	1,559	(13)%
NGLs production (MBbls)	2,233	2,485	(10)%
Natural gas production (MMcf)	24,232	28,977	(16)%
Average oil price per barrel received	$47.77	$36.88	30%
Average oil price per barrel received excluding derivatives	$47.27	$34.77	36%
Average NGLs price per barrel received	$16.34	$8.90	84%
Average NGLs price per barrel received excluding derivatives	$16.34	$8.90	84%
Average natural gas price per Mcf received	$2.57	$1.83	40%
Average natural gas price per Mcf received excluding derivatives	$2.66	$1.52	75%
Contract Drilling:
Average number of our drilling rigs in use during the period	27.2	17.1	59%
Total number of drilling rigs owned at the end of the period	95	94	1%
Average dayrate	$15,905	$18,468	(14)%
Mid-Stream:
Gas gathered—Mcf/day	386,893	411,671	(6)%
Gas processed—Mcf/day	130,804	164,333	(20)%
Gas liquids sold—gallons/day	511,969	525,824	(3)%
Number of natural gas gathering systems	25	26	(4)%
Number of processing plants	13	14	(7)%

Oil and Natural Gas Operations

Any significant change in oil, NGLs, or natural gas prices has a material effect on our revenues, cash flow, and the value of our oil, NGLs, and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances, and by worldwide oil price levels. Global oil market developments primarily influence domestic oil prices. These factors are beyond our control and we cannot predict nor measure their future influence on the prices we will receive.

Based on our first six months of 2017 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $392,000 per month ($4.7 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first six months of 2017 was $2.57 compared to $1.83 for the first six months of 2016. Based on our first six months of 2017 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $219,000 per month ($2.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $362,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow. In the first six months of 2017, our average oil price per barrel received, including the effect of derivatives, was $47.77 compared with an average oil price, including the effect of derivatives, of $36.88 in the first six months of 2016 and our first six months of 2017 average NGLs price per barrel received was $16.34 compared with an average NGLs price per barrel of $8.90 in the first six months of 2016.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. At June 30, 2017, the 12-month average unescalated prices were $48.95 per barrel of oil, $24.97 per barrel of NGLs, and $3.01 per Mcf of natural gas, as adjusted for price differentials. We did not have to take a write down in the first six months of 2017.

It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at June 30, 2017, and only adjust the 12-month average price to an estimated third quarter ending average (holding July 2017 prices constant for the remaining two months of the third quarter of 2017), our forward looking expectation is that we will not recognize an impairment in the third quarter of 2017. But commodity prices (and other factors) remain volatile and they could negatively affect the 12-month average price resulting in the potential for an impairment in the future.

Our natural gas production is sold to intrastate and interstate pipelines and to independent marketing firms and gatherers under contracts with terms ranging from one month to five years. Our oil production is sold to independent marketing firms generally in six month increments.

Contract Drilling Operations

Many factors influence the number of drilling rigs we are working and the costs and revenues associated with that work. These factors include the demand for drilling rigs in our areas of operation, competition from other drilling contractors, the prevailing prices for oil, NGLs, and natural gas, availability and cost of labor to run our drilling rigs, and our ability to supply the equipment needed.

Most of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The improved commodity pricing for oil and natural gas that began during the second half of 2016 has increased demand for drilling rigs. These factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand affect our future dayrates. For the first six months of 2017, our average dayrate was $15,905 per day compared to $18,468 per day for the first six months of 2016. The average number of our drilling rigs used in the first six months of 2017 was 27.2 drilling rigs compared with 17.1 drilling rigs in the first six months of 2016. Based on the average utilization of our drilling rigs during the first six months of 2017, a $100 per day change in dayrates has a $2,720 per day ($1.0 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with acquiring an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $5.6 million for the first six months of 2017 from our contract drilling segment and eliminated the associated operating expense of $5.2 million yielding $0.4 million as a reduction to the carrying value of our oil and natural gas properties. We eliminated no revenue in our contract drilling segment for the first six months of 2016.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 13 processing plants, 25 gathering systems, and approximately 1,470 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. Besides serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs and serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first six months of 2017 and 2016, our mid-stream operations purchased $27.3 million and $16.4 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $3.2 million and $5.1 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 386,893 Mcf per day in the first six months of 2017 compared to 411,671 Mcf per day in the first six months of 2016. It processed an average of 130,804 Mcf per day in the first six months of 2017 compared to 164,333 Mcf per day in the first six months of 2016. The amount of NGLs sold was 511,969 gallons per day in the first six months of 2017 compared to 525,824 gallons per day in the first six months of 2016. Gas gathered volumes per day in the first six months of 2017 decreased 6% compared to the first six months of 2016 primarily due to declines in existing volumes, fewer new wells connected, and losing an offload volume at our Hemphill facility in mid-2016. Gas processed volumes for the first six months of 2017 decreased 20% from the first six months of 2016 due to declines in existing volumes, fewer new wells connected to our processing systems, and losing an offload volume at our Hemphill facility in mid-2016. NGLs sold decreased 3% from the comparative period due to less volume available to process at our plants.

At-the-Market (ATM) Common Stock Program

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

Under the Agreement, the sales agent may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NYSE, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, the sales agent may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms of the Agreement, the sales agent will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of the NYSE, to sell the Shares from time to time, based on our instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

We do not have to make any sales of the Shares under the Agreement. The offering of Shares under the Agreement will terminate on the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by the sales agent or us. We will pay the sales agent a commission of 2.0% of the gross sales price per share sold and have agreed to provide the sales agent with customary indemnification and contribution rights.

As of July 21, 2017, we sold 787,547 shares of our common stock resulting in net proceeds of approximately $18.6 million.

Our Credit Agreement and Senior Subordinated Notes

Credit Agreement. Our Senior Credit Agreement (credit agreement) is scheduled to mature on April 10, 2020. Under the credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed $875.0 million. Our elected commitment amount is $475.0 million. Our borrowing base is $475.0 million. We are charged a commitment fee of 0.50% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. We paid $1.0 million in origination, agency, syndication, and other related fees. We are amortizing these fees over the life of the credit agreement. Under the credit agreement, we pledged the following collateral: (a) 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties and (b) 100% of our ownership interest in our midstream affiliate, Superior Pipeline Company, L.L.C.

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

At our election, any part of the outstanding debt under the credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the LIBOR base for the term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the credit agreement that cannot be less than LIBOR plus 1.00%. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At June 30, 2017 and July 21, 2017, borrowings were $164.9 million and $172.1 million, respectively.

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

As of June 30, 2017, we were in compliance with the credit agreement covenants.

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

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms of and providing for issuing the Notes. The Guarantors are most of our direct and indirect subsidiaries. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

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

We may redeem all or, occasionally, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of June 30, 2017.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances which provide us with flexibility in deciding when and if to incur these costs. We completed drilling 19 gross wells (8.21 net wells) in the first six months of 2017 compared to 13 gross wells (7.65 net wells) in the first six months of 2016.

On April 3, 2017, we closed an acquisition of certain oil and natural gas assets located primarily in Grady and Caddo Counties in western Oklahoma. The preliminary adjusted value of consideration given was $54.0 million. As of January 1, 2017, the effective date of the acquisition, the estimated proved oil and gas reserves of the acquired properties were 3.2 million barrels of oil equivalent (MMBoe). The acquisition adds approximately 8,300 net oil and gas leasehold acres to our core Hoxbar area in southwestern Oklahoma including approximately 47 proved developed producing wells. This acquisition includes 13 potential horizontal drilling locations not otherwise included in our existing acreage. Of the acreage acquired, approximately 71% is held by production. We also received one gathering system as part of the transaction.

Capital expenditures for oil and gas properties on the full cost method for the first six months of 2017 by this segment, excluding $54.0 million for acquisitions and a $2.0 million reduction in the ARO liability, totaled $84.5 million. Capital expenditures for the first six months of 2016, excluding a $28.9 million reduction in the ARO liability, totaled $76.2 million.

We plan to participate in drilling approximately 35 to 40 gross wells in 2017 and our total estimated capital expenditures (excluding any possible acquisitions) for this segment are approximately $197.0 million. Whether we can drill the full number of wells planned depends on several factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2017, we were awarded a term contract to build our tenth BOSS rig. Construction was completed and the drilling rig was placed into service late in the second quarter.

Our estimated 2017 capital expenditures for this segment are approximately $28.0 million. At June 30, 2017, we had commitments to purchase approximately $3.9 million for drilling equipment over the next year. We have spent $22.7 million for capital expenditures during the first six months of 2017, compared to $5.2 million for capital expenditures during the first six months of 2016.

Mid-Stream Acquisitions and Capital Expenditures. In the Appalachian region, our Pittsburgh Mills gathering system, in Allegheny and Butler counties, continues to produce consistent financial results. Our average gathered volume for the second quarter of 2017 is approximately 133 MMcf per day. We connected the new Allen well pad in May and it included five new wells. And we are constructing a pipeline to connect the Miller well pad, which will be the next pad connected to our system. The Miller pad will include seven new wells and we anticipate it will be ready to flow in the third quarter of 2018. Also, we anticipate several in-fill wells to be drilled and connected to our system in the first half of 2018.

At our Hemphill Texas system, our total throughput volume averaged 57.5 MMcf per day for the second quarter of 2017 and our total production of natural gas liquids was approximately 142,000 gallons per day. Total processing capacity at this facility is 135 MMcf per day. During the second quarter, we connected one new well and since the beginning of 2017, we connected two new wells to this processing facility. Our oil and gas segment continues to operate a rig and we anticipate connecting four more wells in the third quarter.

At our Cashion processing facility in central Oklahoma, our total throughput volume for the second quarter of 2017 averaged approximately 37.8 MMcf per day and our total production of natural gas liquids increased to approximately 207,000 gallons per day. Total processing capacity for this facility remains at approximately 45 MMcf per day. In the first six months of 2017, we connected one new well and completed a construction project that allows us to bring additional gas to this processing plant from a third party producer. This new producer will deliver fee-based volume to us for five years or will pay a shortfall fee settled annually. And we are constructing a new pipeline extension which will allow us to connect a new producer to our system. Construction of this pipeline is underway and we expect to connect the first well to our system in the thrid quarter of this year.

At our Bellmon processing facility in the Mississippian play in north central Oklahoma, we connected six new wells in the second quarter of 2017 and our total throughput volume averaged approximately 27 MMcf per day. Total natural gas liquids averaged approximately 137,700 gallons per day while operating in ethane recovery mode at this facility. Total processing capacity at this system is approximately 90 MMcf per day.

At our Segno gathering facility in Southeast Texas, gathered volume for the second quarter of 2017 averaged approximately 79.2 MMcf per day. At this facility, we have increased our gathering and dehydration capacity to approximately 120 MMcf per day. We have connected one new well to this system in 2017.

During the first six months of 2017, our mid-stream segment incurred $5.4 million in capital expenditures as compared to $8.5 million in the first six months of 2016. For 2017, our estimated capital expenditures are approximately $16.0 million.

Contractual Commitments

At June 30, 2017, we had certain contractual obligations including:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$997,789	$48,802	$261,234	$687,753	$—
Operating leases (2)	5,470	3,549	1,551	370	—
Capital lease interest and maintenance(3)	8,267	2,400	4,334	1,533	—
Drill pipe, drilling components, and equipment purchases (4)	3,887	3,887	—	—	—
Total contractual obligations	$1,015,413	$58,638	$267,119	$689,656	$—
_______________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our June 30, 2017 interest rates of 6.625% for the Notes and 3.5% for the credit agreement. Our credit agreement has a maturity date of April 10, 2020.

(2)
We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Canonsburg, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $6.8 million and $1.5 million, respectively.

(4)	We have committed to pay $3.9 million for drilling rig components, drill pipe, and related equipment over the year.

At June 30, 2017, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$5,092	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$5,456	$830	Unknown	Unknown	Unknown
Asset retirement liability (3)	$70,049	$2,825	$44,157	$5,855	$17,212
Gas balancing liability (4)	$3,322	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$13,971	$7,170	$1,728	$965	$4,108
Capital leases obligations (7)	$17,089	$3,768	$8,003	$5,318	$—
Other	$410	Unknown	$410	Unknown	Unknown
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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2011. One of our subsidiaries serves as the general partner of each of these programs. Effective December 31, 2014, The Unit 1984 Oil and Gas Limited Partnership dissolved and effective December 31, 2016, the two 1986 partnerships were dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We did not have any repurchases during the first six months of 2017 or 2016.

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

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At June 30, 2017, based on our second quarter 2017 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2017			2018
Daily oil production	48%	48%	48%	13%	13%	13%	13%
Daily natural gas production	80%	80%	70%	61%	30%	30%	30%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our June 30, 2017 evaluation, we believe the risk of non-performance by our counterparties is not material. At June 30, 2017, the fair values of the net assets (liabilities) we had with each of the counterparties to our commodity derivative transactions are as follows:

June 30, 2017
(In millions)
Bank of Montreal	$4.6
Canadian Imperial Bank of Commerce	(0.6)
Scotiabank	(0.4)
Total assets	$3.6

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At June 30, 2017, we recorded the fair value of our commodity derivatives on our balance sheet as current and non-current derivative assets of $3.9 million and $0.7 million, respectively, and current derivative liabilities of $1.0 million. At December 31, 2016, we recorded the fair value of our commodity derivatives on our balance sheet as non-current derivative assets of $0.4 million, and current and non-current derivative liabilities of $21.6 million and $0.4 million, respectively.

For our economic hedges any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Unaudited Condensed Consolidated Statements of Operations. These gains (losses) at June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Gain (loss) on derivatives:
Gain (loss) on derivatives, included are amounts settled during the period of ($410), $5,052, ($1,569) and $12,192, respectively	$8,902	$(22,672)	$23,633	$(11,743)
	$8,902	$(22,672)	$23,633	$(11,743)

Stock and Incentive Compensation

During the first six months of 2017, we granted awards covering 698,276 shares of restricted stock. These awards had an estimated fair value as of their grant date of $17.2 million. Compensation expense will be recognized over the three year vesting periods, and during the six months of 2017, we recognized $2.9 million in compensation expense and capitalized $0.5 million for these awards. During the first six months of 2017, we recognized compensation expense of $5.8 million for all of our restricted stock, stock options, and SAR grants and capitalized $0.8 million of compensation cost for oil and natural gas properties.

During the first six months of 2016, we granted awards covering 728,951 shares of restricted stock. These awards had an estimated fair value as of their grant date of $4.3 million. Compensation expense will be recognized over the three year vesting periods, and during the six months of 2016, we recognized $0.6 million in compensation expense and capitalized less than $0.1 million for these awards. During the first six months of 2016, we recognized compensation expense of $5.3 million for all of our restricted stock, stock options, and SAR grants and capitalized $1.2 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 13 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first six months of 2017 and 2016, the total we received for all of these fees was less than $0.1 million and $0.2 million, respectively. Our proportionate share of assets, liabilities, and net income (loss) relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

Compensation—Stock Compensation. The FASB issued ASU 2017-09, to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying its guidance to changes in the terms and conditions of a share-based payment award. The amendments are effective for reporting periods beginning after December 15, 2017. We are in the process of evaluating the impact these amendments will have on our financial statements.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the subsequent measurement of goodwill. The amendments eliminate Step 2 from the goodwill impairment test. The amendments will be effective prospectively for reporting periods beginning after December 31, 2019, and early adoption is permitted. We do not believe these amendments will have a material impact on our financial statements.

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

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.  The FASB issued ASU 2016-15, to address diversity in how certain transactions are presented and classified in the statement of cash flows. The amendments will be effective retrospectively for reporting periods beginning after December 31, 2017, and early adoption is permitted. We do not believe these amendments will have a material impact on our financial statements.

Leases. The FASB has issued ASU 2016-02. The amendments will require lessees to recognize at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Lessor accounting is largely unchanged. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of the amendments is permitted. We are in the process of evaluating the impact these amendments will have on our financial statements.

Revenue from Contracts with Customers. The FASB has issued ASU 2014-09. These amendments affect any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the amendments is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain areas and adds some practical expedients. Also in May 2016, the FASB issued ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting." This amendment rescinds SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities- Oil and Gas, effective on the adoption of Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB has issued 2015-14, which defers the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We will adopt these amendments effective January 1, 2018. We are utilizing a bottom-up approach to analyze the impact of the new standard on our contracts by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard. We have an implementation team evaluating contracts for the various revenue streams of our business segments to address changes to business processes, systems, and controls. While we have not identified any material differences in the amount and timing of revenue recognition to date, our evaluation is not complete, and we have not reached a conclusion on the overall impacts of adopting Topic 606. Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative effect adjustment to retained earnings at the date of adoption. We plan to adopt using the cumulative effect method.

Adopted Standards

Income Taxes: Balance Sheet Classification of Deferred Taxes. The FASB has issued ASU 2015-17. This changes how deferred taxes are classified on organizations' balance sheets. Organizations are required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments were effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments require current deferred tax assets to be combined with noncurrent deferred tax assets. We have adopted this ASU during the first quarter of 2017 on a prospective basis. Previously, we had a net current deferred tax asset which is now netted with our noncurrent deferred tax liability. Prior periods were not retrospectively adjusted.

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The FASB has issued ASU 2016-09. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments primarily impact classification within the statement of cash flows between financial and operating activities. This did not have a material impact on our financial statements.

Results of Operations
Quarter Ended June 30, 2017 versus Quarter Ended June 30, 2016
Provided below is a comparison of selected operating and financial data:

	Quarter Ended June 30,		Percent Change (1)
	2017	2016
	(In thousands unless otherwise specified)
Total revenue	$170,581	$138,305	23%
Net income (loss)	$9,059	$(72,136)	113%

Oil and Natural Gas:
Revenue	$83,173	$69,190	20%
Operating costs excluding depreciation, depletion, amortization, and impairment	$32,758	$33,331	(2)%
Depreciation, depletion, and amortization	$23,558	$30,411	(23)%
Impairment of oil and natural gas properties	$—	$74,291	(100)%

Average oil price received (Bbl)	$46.96	$41.52	13%
Average NGLs price received (Bbl)	$14.91	$11.38	31%
Average natural gas price received (Mcf)	$2.45	$1.80	36%
Oil production (Bbl)	714,000	756,000	(6)%
NGLs production (Bbl)	1,136,000	1,194,000	(5)%
Natural gas production (Mcf)	12,007,000	14,455,000	(17)%
Depreciation, depletion, and amortization rate (Boe)	$5.76	$6.60	(13)%

Contract Drilling:
Revenue	$39,255	$24,257	62%
Operating costs excluding depreciation	$27,239	$19,254	41%
Depreciation	$13,769	$10,918	26%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	28.8	13.5	113%
Average dayrate on daywork contracts	$15,962	$18,585	(14)%

Mid-Stream:
Revenue	$48,153	$44,858	7%
Operating costs excluding depreciation and amortization	$36,042	$32,381	11%
Depreciation and amortization	$10,849	$11,515	(6)%

Gas gathered—Mcf/day	383,440	439,937	(13)%
Gas processed—Mcf/day	135,002	161,619	(16)%
Gas liquids sold—gallons/day	525,920	532,215	(1)%

Corporate and other:
General and administrative expense	$8,713	$8,348	4%
Other depreciation	$1,904	$34	NM
Gain on disposition of assets	$248	$477	(48)%
Other income (expense):
Interest expense, net	$(9,467)	$(10,606)	(11)%
Gain (loss) on derivatives	$8,902	$(22,672)	139%
Other	$6	$1	NM
Income tax expense (benefit)	$6,379	$(42,842)	115%
Average long-term debt outstanding	$816,649	$908,493	(10)%
Average interest rate	6.0%	5.6%	7%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues increased $14.0 million or 20% in the second quarter of 2017 as compared to the second quarter of 2016 primarily due to higher commodity prices partially offset from reduced production volumes. In the second quarter of 2017, as compared to the second quarter of 2016, oil production decreased 6%, natural gas production decreased 17%, and NGLs production decreased 5%. Average oil prices increased 13% to $46.96 per barrel, average natural gas prices increased 36% to $2.45 per Mcf, and NGLs prices increased 31% to $14.91 per barrel.

Oil and natural gas operating costs decreased $0.6 million or 2% between the comparative second quarters of 2017 and 2016 due to lower LOE and saltwater disposal expenses partially offset by higher general and administrative expenses.

Depreciation, depletion, and amortization (“DD&A”) decreased $6.9 million or 23% due primarily to a 13% decrease in our DD&A rate and a 12% decrease in equivalent production. The decrease in our DD&A rate in the second quarter of 2017 compared to the second quarter of 2016 resulted primarily from the effect of the ceiling test write-downs throughout 2016.

During the second quarter of 2016, we recorded a non-cash ceiling test write-down of $74.3 million pre-tax ($46.3 million, net of tax). We did not have a write-down for the second quarter of 2017.

Contract Drilling

Drilling revenues increased $15.0 million or 62% in the second quarter of 2017 versus the second quarter of 2016. The increase was due primarily to a 113% increase in the average number of drilling rigs in use partially offset by a 14% decrease in the average dayrate. Average drilling rig utilization increased from 13.5 drilling rigs in the second quarter of 2016 to 28.8 drilling rigs in the second quarter of 2017. We recorded $0.8 million in early termination revenue in the second quarter of 2017 compared to $0.4 million in the second quarter of 2016.

Drilling operating costs increased $8.0 million or 41% between the comparative second quarters of 2017 and 2016. The increase was due primarily to more drilling rigs operating partially offset by decreases in per day cost. Contract drilling depreciation increased $2.9 million or 26% also due primarily to more drilling rigs operating.

Mid-Stream

Our mid-stream revenues increased $3.3 million or 7% in the second quarter of 2017 as compared to the second quarter of 2016 due primarily to increases in gas, NGLs, and condensate prices. Gas processed volumes per day decreased 16% between the comparative quarters primarily due to declines in existing volumes, fewer new wells connected to our processing systems, and the loss of an offload volume at our Hemphill facility in mid-2016. Gas gathered volumes per day decreased 13% between the comparative quarters primarily due to declines in existing volumes, fewer new wells connected to our gathering systems, and the loss of an offload volume at our Hemphill facility in mid-2016.

Operating costs increased $3.7 million or 11% in the second quarter of 2017 compared to the second quarter of 2016 primarily due to increases in gas, NGLs, and condensate prices partially offset by a decrease in gas processed volumes along with a decrease in field direct operating expenses. Depreciation and amortization decreased $0.7 million, or 6%, primarily due to certain assets being fully depreciated in 2017.

Other Depreciation

During the second quarter of 2017, we had $1.9 million of other depreciation primarily due to our new ERP accounting and reporting system that was implemented during the first quarter of 2017 as well as depreciation on our corporate building.

General and Administrative

Corporate general and administrative expenses increased $0.4 million or 4% in the second quarter of 2017 compared to the second quarter of 2016 primarily due to an increase in employee costs.

Gain on Disposition of Assets

There was a $0.2 million gain on disposition of assets in the second quarter of 2017 primarily due to the sale of vehicles compared to a gain of $0.5 million for the disposition of assets in the second quarter of 2016 primarily due to the sale of two top drives and power units, several large trucks, trailers, forklifts, and smaller vehicles.

Other Income (Expense)

Interest expense, net of capitalized interest, decreased $1.1 million between the comparative second quarters of 2017 and 2016 due primarily to a 10% decrease in average long-term debt outstanding in the second quarter of 2017. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the second quarter of 2017 was $4.0 million compared to $3.6 million in the second quarter of 2016, and was netted against our gross interest of $13.5 million and $14.2 million for the second quarters of 2017 and 2016, respectively. Our average interest rate increased from 5.6% in the second quarter of 2016 to 6.0% in the second quarter of 2017 and our average debt outstanding was $91.8 million lower in the second quarter of 2017 as compared to the second quarter of 2016 primarily due to the decrease in outstanding borrowings under our credit agreement over the comparative periods.

Gain (loss) on derivatives increased $31.6 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense (Benefit)

Income tax expense increased $49.2 million between the comparative second quarters of 2017 and 2016 primarily due to increased pre-tax income. Our effective tax rate was 41.3% for the second quarter of 2017 compared to 37.3% for the first quarter of 2016. The rate change was primarily due to increased deferred income tax expense related to non-qualified stock options that expired and were forfeited during the second quarter of 2017. There was no current income tax expense or benefit in the first quarter of 2017 or 2016. We did not pay any income taxes in the second quarter of 2017.

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016
Provided below is a comparison of selected operating and financial data:

	Six Months Ended June 30,		Percent Change
	2017	2016
	(In thousands unless otherwise specified)
Total revenue	$346,305	$274,489	26%
Net income (loss)	$24,988	$(113,285)	(122)%

Oil and Natural Gas:
Revenue	$170,771	$127,464	34%
Operating costs excluding depreciation, depletion, amortization, and impairment	$61,962	$66,677	(7)%
Depreciation, depletion, and amortization	$45,084	$62,243	(28)%
Impairment of oil and natural gas properties	$—	$112,120	(100)%

Average oil price received (Bbl)	$47.77	$36.88	30%
Average NGLs price received (Bbl)	$16.34	$8.90	84%
Average natural gas price received (Mcf)	$2.57	$1.83	40%
Oil production (Bbl)	1,357,000	1,559,000	(13)%
NGLs production (Bbl)	2,233,000	2,485,000	(10)%
Natural gas production (Mcf)	24,232,000	28,977,000	(16)%
Depreciation, depletion, and amortization rate (Boe)	$5.58	$6.66	(16)%

Contract Drilling:
Revenue	$76,440	$62,967	21%
Operating costs excluding depreciation	$56,466	$47,352	19%
Depreciation	$26,616	$23,113	15%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	27.2	17.1	59%
Average dayrate on daywork contracts	$15,905	$18,468	(14)%

Mid-Stream:
Revenue	$99,094	$84,058	18%
Operating costs excluding depreciation and amortization	$73,746	$63,447	16%
Depreciation and amortization	$21,667	$22,974	(6)%

Gas gathered—Mcf/day	386,893	411,671	(6)%
Gas processed—Mcf/day	130,804	164,333	(20)%
Gas liquids sold—gallons/day	511,969	525,824	(3)%

Corporate and other:
General and administrative expense	$17,667	$16,959	4%
Other depreciation	$3,645	$138	NM
Gain on disposition of assets	$1,072	$669	60%
Other income (expense):
Interest expense, net	$(18,863)	$(20,223)	(7)%
Gain (loss) on derivatives	$23,633	$(11,743)	NM
Other	$9	$(14)	164%
Income tax expense (benefit)	$20,315	$(58,560)	135%
Average long-term debt outstanding	$814,485	$890,459	(9)%
Average interest rate	6.0%	5.6%	7%

Oil and Natural Gas

Oil and natural gas revenues increased $43.3 million or 34% in the first six months 2017 as compared to the first six months of 2016 primarily due to higher commodity prices partially offset by lower production volumes. In the first six months of 2017, as compared to the first six months of 2016, oil production decreased 13%, natural gas production decreased 16%, and NGLs production decreased 10%. Average oil prices increased 30% to $47.77 per barrel, average natural gas prices increased 40% to $2.57 per Mcf, and NGLs prices increased 84% to $16.34 per barrel.

Oil and natural gas operating costs decreased $4.7 million or 7% between the comparative first six months of 2017 and 2016 due to lower LOE, saltwater disposal expense, gross production taxes, and general and administrative expenses.

DD&A decreased $17.2 million or 28% due primarily to a 16% decrease in our DD&A rate and a 14% decrease in equivalent production. The decrease in our DD&A rate in the first six months of 2017 compared to the first six months of 2016 resulted primarily from the effect of the ceiling test write-downs throughout 2016.

During the first six months of 2016, we recorded non-cash ceiling test write-downs of $112.1 million pre-tax ($69.8 million, net of tax). We did not have a write-down for 2017.

Contract Drilling

Drilling revenues increased $13.5 million or 21% in the first six months of 2017 versus the first six months of 2016. The increase was due primarily to a 59% increase in the average number of drilling rigs in use partially offset by a 14% decrease in the average dayrate. Average drilling rig utilization increased from 17.1 drilling rigs in the first six months of 2016 to 27.2 drilling rigs in the first six months of 2017. We recorded $0.8 million in early termination revenue in the first six months of 2017 compared to $3.1 million in the first six months of 2016.

Drilling operating costs increased $9.1 million or 19% between the comparative first six months of 2017 and 2016. The increase was due primarily to more drilling rigs operating partially offset by decreased per day cost. Contract drilling depreciation increased $3.5 million or 15% also due primarily to more drilling rigs operating.

Mid-Stream

Our mid-stream revenues increased $15.0 million or 18% in the first six months of 2017 as compared to the first six months of 2016 due primarily to increased gas, NGLs, and condensate prices partially offset by a decreas in gas processed volumes. Gas processed volumes per day decreased 20% between the comparative periods primarily due to declines in existing volumes, fewer new wells connected, and the loss of an offload volume at our Hemphill facility in mid-2016. Gas gathered volumes per day decreased 6% between the comparative periods primarily due declines in existing volumes, fewer new wells connected, and the loss of an offload volume at our Hemphill facility in mid-2016

Operating costs increased $10.3 million or 16% in the first six months of 2017 compared to the first six months of 2016 primarily due to increases in gas, NGLs, and condensate prices partially offset by a decrease in gas processed volumes and a decrease in field direct operating expenses. Depreciation and amortization decreased $1.3 million, or 6%, primarily due to certain assets being fully depreciated in 2017.

Other Depreciation

During the first six months of 2017, we had $3.6 million of other depreciation primarily due to our new ERP accounting and reporting system that was implemented during the first quarter of 2017 as well as depreciation on our corporate building.

General and Administrative

Corporate general and administrative expenses increased $0.7 million or 4% in the first six months of 2017 compared to the first six months of 2016 primarily due to higher employee costs.

Gain on Disposition of Assets

There was an $1.1 million gain on disposition of assets in the first six months of 2017 primarily due to the sale of a corporate aircraft and vehicles, compared to a gain of $0.7 million for the disposition of assets in the first six months of 2016 primarily due to the sale of various rig components (including three top drives and power units), vehicles, and a drilling yard.

Other Income (Expense)

Interest expense, net of capitalized interest, decreased $1.4 million between the comparative first six months of 2017 and 2016 due primarily to a 9% decrease in the average long-term debt outstanding. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first six months of 2017 was $7.8 million compared to $7.6 million in the first six months of 2016, and was netted against our gross interest of $26.7 million and $27.8 million for the first six months of 2017 and 2016, respectively. Our average interest rate increased from 5.6% to 6.0% and our average debt outstanding was $76.0 million lower in the first six months of 2017 as compared to the first six months of 2016 primarily due to the decrease in outstanding borrowings under our credit agreement over the comparative periods.

Gain (loss) on derivatives increased $35.4 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense (Benefit)

Income tax expense increased $78.9 million between the comparative first six months of 2017 and 2016 primarily due to increased pre-tax income. Our effective tax rate was 44.8% for the first six months of 2017 compared to 34.1% for the first six months of 2016. The increase was primarily due to increased deferred tax expense related to our restricted stock vestings in both comparative periods whereby the increase in the first six months of 2017 increased our deferred income tax expense and the increase in the first six months of 2016 decreased our income tax benefit. There was no current income tax expense or benefit in the first six months of 2017 or 2016. We did not pay any income taxes in the first six months of 2017.

Safe Harbor Statement

This report, including information included in, or incorporated by reference from, future filings by us with the SEC, as well as information contained in written material, press releases, and oral statements issued by or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, included or incorporated by reference in this report, which address activities, events, or developments which we expect or anticipate will or may occur, are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are used to identify forward-looking statements.

These forward-looking statements include, among others, things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	prices for oil, NGLs, and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of legal proceedings involving us will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil or natural gas production to established pipeline systems;

•
impact of federal and state legislative and regulatory initiatives relating to hydrocarbon fracturing impacting our costs and increasing operating restrictions or delays as well as other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill or rework during the year; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may have to record in future periods.

These statements are based on certain assumptions and analyses made by us based on our experience and our perception of historical trends, current conditions, and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in this report and in the documents we incorporate by reference;

•	general economic, market, or business conditions;

•	the availability of and nature of (or lack of) business opportunities that we pursue;

•	demand for our land drilling services;

•	changes in laws or regulations;

•	changes in the current geopolitical situation;

•	risks relating to financing, including restrictions in our debt agreements and availability and cost of credit;

•	risks associated with future weather conditions;

•	decreases or increases in commodity prices;

•	putative class action lawsuits that may result in substantial expenditures and divert management's attention; and

•	other factors, most of which are beyond our control.
You should not place undue reliance on these forward-looking statements. Except as required by law, we disclaim any intention to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months 2017 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $392,000 per month ($4.7 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $219,000 per month ($2.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $362,000 per month ($4.3 million annualized) change in our pre-tax operating cash flow.

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

At June 30, 2017, the following derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul’17 – Oct'17	Natural gas – swap	70,000 MMBtu/day	$3.038	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – swap	60,000 MMBtu/day	$2.960	IF – NYMEX (HH)
Jan’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – basis swap	20,000 MMBtu/day	$(0.215)	IF – NYMEX (HH)
Jan’18 – Mar'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jul’17 – Oct'17	Natural gas – collar	20,000 MMBtu/day	$2.88 - $3.10	IF – NYMEX (HH)
Jul'17 – Oct'17	Natural gas – three-way collar	15,000 MMBtu/day	$2.50 - $2.00 - $3.32	IF – NYMEX (HH)
Nov’17 – Dec'17	Natural gas – three-way collar	25,000 MMBtu/day	$2.90 - $2.30 - $3.59	IF – NYMEX (HH)
Jan'18 – Mar'18	Natural gas – three-way collar	60,000 MMBtu/day	$3.29 - $2.63 - $4.07	IF – NYMEX (HH)
Apr'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Jul’17 – Dec'17	Crude oil – three-way collar	3,750 Bbl/day	$49.79 - $39.58 - $60.98	WTI – NYMEX
Jan'18 – Dec'18	Crude oil – three-way collar	1,000 Bbl/day	$50.00 - $40.00 - $56.65	WTI – NYMEX

After June 30, 2017, the following derivatives were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'18 – Dec'18	Crude oil – swap	500 Bbl/day	$50.00	WTI – NYMEX
Jan'18 – Dec'18	Crude oil – three-way collar	1,000 Bbl/day	$45.00 - $35.00 - $55.50	WTI – NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreement and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreement may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in the first six months of 2017, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $1.6 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017 in ensuring the appropriate information is recorded, processed, summarized and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the Chief Executive Officer, Chief Financial Officer, and management to allow timely decisions.

Changes in Internal Controls. In January 2017, we implemented a new ERP accounting and reporting system designed to upgrade our technology and improve the timeliness and quality of our financial and operational information. This new ERP system was not implemented in response to any material weakness in our internal control over financial reporting. The implementation of the ERP system has affected the processes that constitute part of our internal control over financial reporting and requires ongoing testing for effectiveness. The adoption of this new ERP system has not materially affected our internal controls over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a – 15(f) under the Exchange Act.

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

Cockerell Oil Properties, Ltd., v. Unit Petroleum Company, No. 16-cv-135-JHP, United States District Court for the Eastern District of Oklahoma.

On March 11, 2016, a putative class action lawsuit was filed against Unit Petroleum Company styled Cockerell Oil Properties, Ltd., v. Unit Petroleum Company in LeFlore County, Oklahoma. We removed the case to federal court in the Eastern District of Oklahoma. The plaintiff alleges that Unit Petroleum wrongfully failed to pay interest with respect to untimely royalty payments under Oklahoma’s Production Revenue Standards Act. The lawsuit seeks actual and punitive damages, an accounting, disgorgement, injunctive relief, and attorney’s fees. Plaintiff is seeking relief on behalf of royalty owners in our Oklahoma wells. We have asserted several defenses including that the case cannot be properly certified as a class action because of the wide variety of circumstances that determine whether a royalty payment was timely made or has accrued interest under Oklahoma law. At this point, the court has not taken any action on the issue of class certification.

We continue to vigorously defend against each of the pending claims. At this time we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses, if any.

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

We are the subject of putative class action lawsuits that may result in substantial expenditures and divert management's attention.

We are the subject of putative class action lawsuits in Oklahoma with respect to the alleged failure to pay interest with on untimely royalty payments and with respect to the alleged underpayment of royalties. These lawsuits seek various remedies, including damages, injunctive relief, and attorney’s fees. For additional information on these lawsuits, see Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q.

Although we believe that the allegations in these lawsuits are without merit and intend to defend such litigation vigorously, litigation is subject to inherent uncertainties, and an adverse result in one of these lawsuits or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Defending the lawsuits may be costly and, further, could require significant involvement of our senior management and may divert management's attention from our business and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended June 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
Total	—	$—	—	—

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

Unit Corporation

Date:	August 3, 2017	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	August 3, 2017	By: /s/ David T. Merrill
DAVID T. MERRILL
Senior Vice President, Chief Financial Officer, and Treasurer