Form 10-K/A
period 2017-12-31
UNIT CORP
filed 2018-08-06
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes [x]    No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]    No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]    No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ x ]        Accelerated filer [ ]        Non-accelerated filer [  ]
Smaller reporting company [  ]        Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [x]
As of June 30, 2017, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the NYSE on June 30, 2017) held by non-affiliates was approximately $958,140,471. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
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
Part III
Exhibit Index—See Page 122

FORM 10-K
UNIT CORPORATION

EXPLANATORY NOTE

Unit Corporation is filing this amendment on Form 10-K/A to it Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission on February 27, 2018 (the original filing) to make the following changes:

•	To amend Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact the material weakness could have on our timely and accurate reporting of financial results.

•
To amend Item 8. Financial Statements and Supplementary Data for the change in the Report of Independent Registered Public Accounting Firm, in relation to the independent registered accounting firm's report on our internal control over financial reporting.

•
To make revisions for immaterial errors in the consolidated financial statements previously issued in the original filing in Item 7. Management's Discussion and Analysis and Item 8. Financial Statements and Supplementary Data.

•	To amend Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

In the course of preparing our consolidated financial statements for the quarter ended June 30, 2018, we determined that a material weakness existed in our internal control structure for the year ended December 31, 2017 and remained unremediated at the end of the first quarter of 2018. Item 9A Controls and Procedures has been amended herein to reflect that change.

Additionally, certain immaterial errors were identified in the statement of cash flows related to the operating activities and the investing activities sections of the statement of cash flows. While not material to any annual period, in order to facilitate comparisons among periods, we have revised our consolidated financial statements included in this amendment to reflect the revisions to our consolidated financial statements for the fiscal year ended December 31, 2017.

For additional discussion regarding the revision adjustments, see Note 2 of the consolidated financial statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K/A. This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the Company's other filings withe Securities and Exchange Commission (SEC) subsequent to the original filing, together with any amendments to those filings.

In addition, under the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

i

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

Ineffective internal controls could impact the accuracy and timely reporting of our business and financial results.

Our internal control over financial reporting (ICFR) may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. For example, in connection with the revisions made in this Form 10-K/A, management re-evaluated the effectiveness of our ICFR as of December 31, 2017 and concluded that a deficiency in our internal controls related to the control over the preparation and review of the financial statements, and therefore, that we did not maintain effective ICFR as of December 31, 2017. For a description of the material weakness identified by management and the remediation efforts being implemented for the material weakness, see Part II, Item 9A. Controls and Procedures. If the enhanced controls implemented to address the material weakness and to strengthen the overall internal control related to the preparation and review of the financial statements are not designed or do not operate effectively, if we are unsuccessful in implementing or following these enhanced processes, or we are otherwise unable to remediate the material weakness, this may result in untimely or inaccurate reporting of our financial results.

PART II

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

Below is a summary of certain financial information for the years ended December 31:

	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$265,956	$240,130	$446,944
Net cash used in investing activities	(293,366)	(110,971)	(549,778)
Net cash provided by (used in) financing activities	27,218	(129,101)	102,620
Net increase (decrease) in cash and cash equivalents	$(192)	$58	$(214)

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

Net cash provided by operating activities during 2017 increased by $25.8 million from 2016 due primarily to higher revenues due to higher commodity prices and higher drilling rig utilization partially offset by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities increased by $182.4 million in 2017 compared to 2016. The change was due primarily to an increase in capital expenditures due to an oil and gas property acquisition, the restarting of our drilling program in 2017, the construction of a new BOSS drilling rig, and a decrease in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

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

Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements
Unit Corporation and Subsidiaries

Management’s Report on Internal Control over Financial Reporting (Restated)

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management identified a control deficiency as of December 31, 2017, that constituted a material weakness.
A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls to verify the proper presentation and disclosure of the interim and annual consolidated financial statements. Specifically, our controls were not sufficiently precise to allow for the effective review of the underlying information used in the preparation of the consolidated financial statements, nor verify that transactions were appropriately presented. The material weakness resulted in the revision of the Company's consolidated financial statements for the year ended 2017 and the restatement of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2018. This material weakness could result in misstatements of the annual or interim consolidated financial statements or disclosures that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
In Management's Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2017, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2017. Management has subsequently concluded that the material weakness described above existed as of December 31, 2017. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control - Integrated Framework (2013), issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unit Corporation

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to the ineffective design and maintenance of controls to verify the proper presentation and disclosure of the interim and annual consolidated financial statements existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the ineffective design and maintenance of controls to verify the proper presentation and disclosure of the interim and annual consolidated financial statements existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma

February 27, 2018, except for the effects of the revision discussed in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 3, 2018

We have served as the Company’s auditor since 1989.

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

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$117,848	$(135,624)	$(1,037,361)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	209,257	208,353	352,742
Impairments (Note 2)	—	161,563	1,634,628
Amortization of debt issuance costs and debt discount	2,159	2,122	2,088
(Gain) loss on derivatives	(14,732)	22,813	(26,345)
Cash receipts on derivatives settled	173	9,658	46,615
(Gain) loss on disposition of assets	(327)	(3,127)	7,229
Deferred tax benefit	(57,683)	(71,209)	(606,332)
Employee stock compensation plans	17,747	13,812	21,468
Bad debt expense	348	785	1,191
ARO liability accretion	2,886	2,779	3,453
Other, net	(865)	(6,037)	(1,517)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(32,073)	(11,796)	105,426
Materials and supplies	2,835	225	1,507
Prepaid expenses and other	1,527	2,585	7,134
Accounts payable	8,192	27,400	(20,306)
Accrued liabilities	6,996	(4,388)	(22,920)
Income taxes	38	20,903	(21,482)
Contract advances	1,630	(687)	(274)
Net cash provided by operating activities	265,956	240,130	446,944
INVESTING ACTIVITIES:
Capital expenditures	(255,553)	(186,149)	(561,453)
Producing property and other acquisitions	(58,026)	(564)	(179)
Proceeds from disposition of property and equipment	21,713	74,823	11,854
Other	(1,500)	919	—
Net cash used in investing activities	(293,366)	(110,971)	(549,778)
FINANCING ACTIVITIES:
Borrowings under line of credit	343,900	251,398	618,500
Payments under line of credit	(326,700)	(371,600)	(503,500)
Payments on capitalized leases	(3,694)	(3,694)	(3,549)
Proceeds from common stock issued, net of issue costs (Note 15)	18,623	—	—
Tax expense from stock compensation	—	(376)	(3,207)
Decrease in book overdrafts (Note 2)	(4,911)	(4,829)	(5,624)
Net cash provided by (used in) financing activities	27,218	(129,101)	102,620
Net increase (decrease) in cash and cash equivalents	(192)	58	(214)
Cash and cash equivalents, beginning of year	893	835	1,049
Cash and cash equivalents, end of year	$701	$893	$835
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	$33,931	$35,690	$30,910
Income taxes	$—	$42	$3,540
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	$(20,574)	$21,190	$105,157
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	$3,613	$30,897	$5,694
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

Revision to Previously Reported Financial Information

We have revised our consolidated statement of cash flows to correct an error. In the course of preparing or consolidated financial statements for the quarter ended June 30, 2018, we identified an accounting error as of December 31, 2017, of approximately $13.6 million within the operating activities and the investing activities sections of the statement of cash flows. The Company has evaluated the materiality of the error and concluded it was not material to the previously issued consolidated financial statements. However, the Company has elected to revise it's consolidated cash flow statement for the period ending December 31, 2017 to correct the error. The following table presents the effect of the revision on the selected line items previously reported in the consolidated cash flows statement for the year ended December 31, 2017:

	Year Ended December 31,
	2017
	As Reported	Adjustment	As Revised
	(In thousands)
OPERATING ACTIVITIES:
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts payable	$21,824	$(13,632)	$8,192
Net cash provided by operating activities	279,588	(13,632)	265,956

INVESTING ACTIVITIES:
Capital expenditures	(269,185)	13,632	(255,553)
Net cash used in investing activities	(306,998)	13,632	(293,366)

Supplemental disclosure of cash flow information:
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	$(6,942)	$(13,632)	$(20,574)

There were no impacts to net cash provided by financing activities within our consolidated statements of cash flows and there was no impact to the net increase (decrease) in cash and cash equivalents resulting from the revision.

The impacts of the revisions have been reflected throughout these financial statements as appropriate.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is collected and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. At the time our Annual Report on Form 10-K for the year ended December 31, 2017 was filed on February 27, 2018, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017. Subsequent to that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting described in Management's Report on Internal Control over Financial Reporting appearing under Item 8, our disclosure controls and procedures were not effective as of December 31, 2017. The Company is amending Item 9A of its Annual Report on Form 10-K for 2017, as well as Item 4 of its Quarterly Reports on Form 10-Q for the first quarter of 2018 to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.
Notwithstanding the material weaknesses described below, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 were not materially misstated. However, management determined such consolidated financial statements will be revised for the errors identified in the second quarter of 2018. The consolidated financial statements included in this Annual Report on Form 10-K/A include the disclosures of the revision and are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

(b)	Management’s Report on Internal Control over Financial Reporting (Restated)
In Management's Report on Internal Control over Financial Reporting included in our original filing our management concluded that we maintained effective internal control over financial reporting as of December 31, 2017. Management has subsequently concluded that the material weakness described in Management's Report on Internal Control over Financial Reporting appearing under Item 8 existed as of December 31, 2017. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control - Integrated Framework (2013), issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)	Plan for Remediation of Material Weakness

In the second quarter of 2018, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting. Specifically, we are taking steps that we believe will address the underlying cause of the material weakness, including a redesign of the control related to the preparation and review of the consolidated financial statements, as well as the need to conduct enhanced controls and policy training for employees responsible for preparing and reviewing of the consolidated financial statements.

Management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address this control deficiency or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

(d)	Changes in Internal Control Over Financial Reporting

In January 2017, we implemented a new ERP accounting and reporting system designed to upgrade our technology and improve the timeliness and quality of our financial and operational information. This new ERP system was not implemented in response to any material weakness in our ICFR. The implementation of the ERP system has affected the processes that constitute part of our ICFR and requires ongoing testing for effectiveness. The adoption of this new ERP system has not materially affected our ICFR. There were no changes in ICFR during the quarter ended December 31, 2017 that materially affected our ICFR or are reasonably likely to materially affect it.

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

10.2.36
Purchase and Sale Agreement dated March 28, 2018 by and between Unit Corporation and SP Investor Holdings, LLC (filed as exhibit 10.1 to Unit's Form 10-Q dated May 3, 2018, which is incorporated herein by reference).

10.2.37
Purchase and Sale Agreement dated March 28, 2018 by and between Unit Corporation and SP Investor Holdings, LLC (filed as exhibit 10.2 to Unit's Form 10-Q dated May 3, 2018, which is incorporated herein by reference).

10.2.38
Amendment to Distribution Agreement, dated as of March 7, 2018, between the Company and Raymond James & Associates, Inc. (filed as exhibit 1.1 to Unit's Form 8-K, dated March 9, 2018, which is incorporated herein by reference).

10.2.39	Fourth Amendment to Senior Credit Agreement dated April 2, 2018 (filed as exhibit 10.1 to Unit's Form 8-K, dated April 6, 2018, which is incorporated herein by reference).

12	Computation Ratio of Earnings to Fixed Charges (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2017 ).

21	Subsidiaries of the Registrant (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2017).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed herein).

23.2	Consent of Ryder Scott Company, L.P. (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2017).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

32
Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).

99.1	Ryder Scott Company, L.P. Summary Report (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2017).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	August 3, 2018	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of August, 2018.

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