Form 10-Q/A
period 2018-03-31
UNIT CORP
filed 2018-08-06
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the Amended Filing or Form 10-Q/A) to our previously issued Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, initially filed with the Securities and Exchange Commission on May 3, 2018 (the Original Filing). This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I of the Original Filing.

In the course of preparing our consolidated financial statements for the quarter ended June 30, 2018, we identified a misstatement as of March 31, 2018, of approximately $44.9 million within the operating activities and the investing activities sections of the statement of cash flows. Management reported the matter to the Audit Committee of the Company's Board of Directors.

The misstatement did not have any impact on revenues, net income, working capital, total assets, or shareholders' equity. Our financial statements have been restated to correctly reflect the noncash activity within our condensed consolidated statements of cash flows. We have restated Note 1, Basis of Preparation and Presentation to reflect the impacts of this correction to the statement of cash flows.

Correspondingly, this Form 10-Q/A amends and restates Item 2 of Part I, which includes our revised discussion of liquidity and capital resources to reflect the impact of the restatement to the statement of cash flows. Item 4 of Part I includes our revised assessment of the effectiveness of our disclosure controls and procedures. This restatement resulted from a material weakness in internal control over financial reporting. In addition, under the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-Q/A has not been updated for events occurring after the filing of the Original Filing, except to reflect the foregoing.

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

ii

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

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	As Restated
	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,865	$15,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	57,066	46,932
Amortization of debt issuance costs and debt discount (Note 6)	546	536
(Gain) loss on derivatives	6,762	(14,731)
Cash payments on derivatives settled, net	(2,073)	(1,159)
Deferred tax expense	3,607	13,936
Gain on disposition of assets	(161)	(824)
Stock compensation plans	6,609	3,704
Contract assets and liabilities, net (Note 2)	(1,192)	—
Other, net	937	626
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	8,005	(1,900)
Accounts payable	(10,716)	(7,735)
Material and supplies	50	73
Accrued liabilities	6,757	9,832
Other, net	(494)	433
Net cash provided by operating activities	83,568	65,652
INVESTING ACTIVITIES:
Capital expenditures	(90,249)	(37,636)
Producing properties and other acquisitions	—	(7,508)
Proceeds from disposition of assets	22,084	16,116
Net cash used in investing activities	(68,165)	(29,028)
FINANCING ACTIVITIES:
Borrowings under credit agreement	67,400	49,700
Payments under credit agreement	(97,700)	(60,500)
Payments on capitalized leases	(946)	(946)
Book overdrafts	15,894	(17,301)
Net cash used in financing activities	(15,352)	(29,047)
Net increase in cash and cash equivalents	51	7,577
Cash and cash equivalents, beginning of period	701	893
Cash and cash equivalents, end of period	$752	$8,470

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	(1,731)	(2,389)
Income taxes	—	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	(13,238)	(11,401)
Non-cash (addition) reduction to oil and natural gas properties related to asset retirement obligations	6,340	912
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

Restatement of Unaudited Condensed Consolidated Statement of Cash Flows

We have restated our unaudited condensed consolidated financial statements to correct an error within our condensed consolidated statement of cash flows. In the course of preparing our consolidated financial statements for the quarter ended June 30, 2018, we identified an error as of March 31, 2018, of approximately $44.9 million between the operating activities and the investing activities sections of the statement of cash flows. The following table presents the effect of the correction on the selected line items previously reported in the condensed consolidated cash flows statement for the three months ended March 31, 2018:

	Three Months Ended
	March 31,
	2018
	As Reported	Adjustment	As Restated
	(In thousands)
OPERATING ACTIVITIES:
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts payable	$(55,638)	$44,922	$(10,716)
Net cash provided by operating activities	38,646	44,922	83,568

INVESTING ACTIVITIES:
Capital expenditures	(45,327)	(44,922)	(90,249)
Net cash used in investing activities	(23,243)	(44,922)	(68,165)

Supplemental disclosure of cash flow information:
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	$(58,160)	$44,922	$(13,238)

There were no impacts to net cash provided by financing activities within our unaudited condensed consolidated statements of cash flows and there was no impact to the net increase (decrease) in cash and cash equivalents resulting from the restatement.

The impacts of the restatements have been reflected throughout these unaudited financial statements as appropriate.

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

	Three Months Ended March 31,		% Change
	As Restated
	2018	2017
	(In thousands except percentages)
Net cash provided by operating activities	$83,568	$65,652	27%
Net cash used in investing activities	(68,165)	(29,028)	135%
Net cash used in financing activities	(15,352)	(29,047)	(47)%
Net increase in cash and cash equivalents	$51	$7,577

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

Net cash provided by operating activities in the first three months of 2018 increased by $17.9 million as compared to the first three months of 2017. The increase resulted from changes in operating assets and liabilities related to the timing of cash receipts and disbursements and by the change in the value of outstanding derivatives.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities increased by $39.1 million for the first three months of 2018 compared to the first three months of 2017. The change was due to an increase in capital expenditures due to increased drilling activity offset by the increase in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) (Disclosure Controls) or our internal control over financial reporting (ICFR) will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part on certain assumptions about the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to an error or fraud may occur and not be detected. We monitor our Disclosure Controls and ICFR and make modifications as necessary; our intent in this regard is that the Disclosure Controls and ICFR will be modified as systems change, and conditions warrant.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report in connection with the Original Filing on May 3, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls. Based on that evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2018 in providing reasonable assurance the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the CEO, CFO, and management as appropriate to allow timely decisions regarding required disclosure. After the evaluation made in connection with the Original Filing, our management, with the participation of the CEO and CFO, reevaluated the effectiveness of the design and operation of our Disclosure Controls and concluded that our Disclosure Controls were not effective as of March 31, 2018 due to a material weakness in ICFR described below.

Material Weakness in Internal Control Over Financial Reporting. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Plan for Remediation of Material Weakness. In the second quarter of 2018, management became actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting. Specifically, we are taking steps that we believe will address the underlying cause of the material weakness, including a redesign of the control related to the preparation and review of the consolidated financial statements, as well as the need to conduct enhanced controls and policy training for employees responsible for preparing and reviewing of the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting. Our internal control framework did not materially change, but the existing internal controls were modified to consider our new revenue recognition policy effective January 1, 2018. We have added internal controls to ensure that we adequately evaluate new contracts under the five-step model under ASU 2014-09. There were no other changes in our ICFR during the quarter ended March 31, 2018, that materially affected our ICFR or are reasonably likely to materially affect it, as defined in Rule 13a – 15(f) under the Exchange Act.

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

Unit Corporation

Date:	August 3, 2018	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	August 3, 2018	By: /s/ Les Austin
LES AUSTIN
Senior Vice President and Chief Financial Officer