Form 10-Q
period 2018-06-30
UNIT CORP
filed 2018-08-09
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Yes [x]            No [  ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes [  ]            No [x]
As of July 20, 2018, 54,086,806 shares of the issuer's common stock were outstanding.

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

These forward-looking statements include, among others, things as:

•	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

•	prices for oil, natural gas liquids (NGLs), and natural gas;

•	demand for oil, NGLs, and natural gas;

•	our exploration and drilling prospects;

•	the estimates of our proved oil, NGLs, and natural gas reserves;

•	oil, NGLs, and natural gas reserve potential;

•	development and infill drilling potential;

•	expansion and other development trends of the oil and natural gas industry;

•	our business strategy;

•	our plans to maintain or increase production of oil, NGLs, and natural gas;

•	the number of gathering systems and processing plants we plan to construct or acquire;

•	volumes and prices for natural gas gathered and processed;

•	expansion and growth of our business and operations;

•	demand for our drilling rigs and drilling rig rates;

•	our belief that the final outcome of legal proceedings involving us will not materially affect our financial results;

•	our ability to timely secure third-party services used in completing our wells;

•	our ability to transport or convey our oil or natural gas production to established pipeline systems;

•	impact of federal and state legislative and regulatory actions affecting our costs and increasing operating restrictions or delays and other adverse impacts on our business;

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill or rework during the year;

•	our intended use of the proceeds from the sale of 50% of the interest we owned in our mid-stream segment; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may have to record in future periods.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$104,308	$701
Accounts receivable, net of allowance for doubtful accounts of $2,450 at both June 30, 2018 and December 31, 2017, respectively	113,377	111,512
Materials and supplies	501	505
Current derivative asset (Note 10)	127	721
Prepaid expenses and other	8,731	6,233
Total current assets	227,044	119,672
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	5,809,850	5,712,813
Unproved properties not being amortized	325,595	296,764
Drilling equipment	1,612,817	1,593,611
Gas gathering and processing equipment	736,488	726,236
Saltwater disposal systems	65,218	62,618
Corporate land and building	59,081	59,080
Transportation equipment	29,918	29,631
Other	56,381	53,439
	8,695,348	8,534,192
Less accumulated depreciation, depletion, amortization, and impairment	6,263,504	6,151,450
Net property and equipment	2,431,844	2,382,742
Goodwill	62,808	62,808
Other assets	28,113	16,230
Total assets (1)	$2,749,809	$2,581,452

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30, 2018	December 31, 2017
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,411	$112,648
Accrued liabilities (Note 5)	49,064	48,523
Income taxes payable	4,648	—
Current derivative liability (Note 10)	18,555	7,763
Current portion of other long-term liabilities (Note 6)	14,036	13,002
Total current liabilities	200,714	181,936
Long-term debt less debt issuance costs (Note 6)	643,371	820,276
Non-current derivative liability (Note 10)	910	—
Other long-term liabilities (Note 6)	102,928	100,203
Deferred income taxes	158,232	133,477
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 54,089,366 and 52,880,134 shares issued as of June 30, 2018 and December 31, 2017, respectively	10,414	10,280
Capital in excess of par value	622,120	535,815
Accumulated other comprehensive income (loss) (Note 14)	(65)	63
Retained earnings	811,781	799,402
Total shareholders’ equity attributable to Unit Corporation	1,444,250	1,345,560
Non-controlling interests in consolidated subsidiaries	199,404	—
Total shareholders' equity	1,643,654	1,345,560
Total liabilities(1) and shareholders’ equity	$2,749,809	$2,581,452
_______________________

(1)
Unit Corporation's consolidated total assets as of June 30, 2018 include total current and long-term assets of the variable interest entity (VIE) of $38.4 million and $412.2 million, respectively, which can only be used to settle obligations of the VIE. Unit Corporation's consolidated total liabilities as of June 30, 2018 include total current and long-term liabilities of the VIE of $33.7 million and $17.9 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. See Note 13, "Variable Interest Entity Arrangements."

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$102,318	$83,173	$205,417	$170,771
Contract drilling	46,926	39,255	92,915	76,440
Gas gathering and processing	54,059	48,153	110,103	99,094
Total revenues	203,303	170,581	408,435	346,305
Expenses:
Operating costs:
Oil and natural gas	32,418	32,758	68,380	61,962
Contract drilling	31,894	27,239	63,561	56,466
Gas gathering and processing	39,703	36,042	81,307	73,746
Total operating costs	104,015	96,039	213,248	192,174
Depreciation, depletion, and amortization	58,373	50,080	115,439	97,012
General and administrative	8,712	8,713	19,474	17,667
Gain on disposition of assets	(161)	(248)	(322)	(1,072)
Total operating expenses	170,939	154,584	347,839	305,781
Income from operations	32,364	15,997	60,596	40,524
Other income (expense):
Interest, net	(7,729)	(9,467)	(17,733)	(18,863)
Gain (loss) on derivatives	(14,461)	8,902	(21,223)	23,633
Other, net	5	6	11	9
Total other income (expense)	(22,185)	(559)	(38,945)	4,779
Income before income taxes	10,179	15,438	21,651	45,303
Income tax expense:
Deferred	2,029	6,379	5,636	20,315
Total income taxes	2,029	6,379	5,636	20,315
Net income	8,150	9,059	16,015	24,988
Net income attributable to non-controlling interest	2,362	—	2,362	—
Net income attributable to Unit Corporation	5,788	9,059	13,653	24,988
Net income attributable to Unit Corporation per common share:
Basic	$0.11	$0.18	$0.26	$0.49
Diluted	$0.11	$0.17	$0.26	$0.49

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$8,150	$9,059	$16,015	$24,988
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on securities, net of tax of $11, $12, ($47) and $12	35	20	(141)	20
Comprehensive income	8,185	9,079	15,874	25,008
Less: Comprehensive income attributable to non-controlling interest	2,362	—	2,362	—
Comprehensive income attributable to Unit Corporation	$5,823	$9,079	$13,512	$25,008

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital In Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, January 1, 2018	$10,280	$535,815	$63	$799,402	$—	$1,345,560
Cumulative effect adjustment for adoption of ASUs (Notes 1 and 2)	—	—	13	(1,274)	—	(1,261)
Net income	—	—	—	13,653	2,362	16,015
Other comprehensive loss (net of tax ($47))	—	—	(141)	—	—	(141)
Total comprehensive income						15,874
Contributions	—	102,958	—	—	197,042	300,000
Transaction costs associated with sale of non-controlling interest	—	(2,254)	—	—	—	(2,254)
Tax effect of the sale of non-controlling interest	—	(24,300)	—	—	—	(24,300)
Activity in employee compensation plans (1,209,232 shares)	134	9,901	—	—	—	10,035
Balances, June 30, 2018	$10,414	$622,120	$(65)	$811,781	$199,404	$1,643,654

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital In Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, January 1, 2017	$10,016	$502,500	$—	$681,554	$—	$1,194,070
Net income	—	—	—	24,988	—	24,988
Other comprehensive income (net of tax $12)	—	—	20	—	—	20
Total comprehensive income						25,008
Activity in employee compensation plans (1,349,800 shares)	261	25,124	—	—	—	25,385
Balances, June 30, 2017	$10,277	$527,624	$20	$706,542	$—	$1,244,463

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$16,015	$24,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	115,439	97,012
Amortization of debt issuance costs and debt discount (Note 6)	1,095	1,075
(Gain) loss on derivatives (Note 10)	21,223	(23,633)
Cash payments on derivatives settled, net (Note 10)	(8,928)	(1,569)
Deferred tax expense	5,636	20,315
Gain on disposition of assets	(322)	(1,072)
Stock compensation plans	12,073	8,066
Contract assets and liabilities, net (Note 2)	(2,371)	—
Other, net	1,998	299
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(6,812)	(15,087)
Accounts payable	(403)	3,724
Material and supplies	4	49
Income taxes	—	(15)
Accrued liabilities	1,572	756
Other, net	(1,526)	2,147
Net cash provided by operating activities	154,693	117,055
INVESTING ACTIVITIES:
Capital expenditures	(189,916)	(107,933)
Producing properties and other acquisitions	(962)	(52,956)
Proceeds from disposition of assets	23,528	19,556
Other	—	(1,500)
Net cash used in investing activities	(167,350)	(142,833)
FINANCING ACTIVITIES:
Borrowings under credit agreement	71,200	160,600
Payments under credit agreement	(249,200)	(156,500)
Payments on capitalized leases	(1,901)	(1,901)
Proceeds from common stock issued, net of issue costs (Note 14)	—	18,623
Proceeds from investments of non-controlling interest	300,000	—
Transaction costs associated with sale of non-controlling interest	(2,254)	—
Book overdrafts	(1,581)	4,912
Net cash provided in financing activities	116,264	25,734
Net increase (decrease) in cash and cash equivalents	103,607	(44)
Cash and cash equivalents, beginning of period	701	893
Cash and cash equivalents, end of period	$104,308	$849

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	(17,957)	(16,813)
Income taxes	—	—
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	(3,747)	(8,771)
Non-cash (addition) reduction to oil and natural gas properties related to asset retirement obligations	7,854	1,579

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND PRESENTATION

The unaudited condensed consolidated financial statements in this report include the accounts of Unit Corporation and all its subsidiaries and affiliates and have been prepared under the rules and regulations of the SEC. The terms “company,” “Unit,” “we,” “our,” “us,” or like terms refer to Unit Corporation, a Delaware corporation, and one or more of its subsidiaries and affiliates, except as otherwise indicated or as the context otherwise requires. We consolidate the activities of Superior Pipeline Company, L.L.C. (Superior), a 50/50 joint venture between Unit Corporation and SP Investor Holdings, LLC, which qualifies as a VIE under generally accepted accounting principles in the United States (GAAP). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through our 50% ownership, to direct those activities that most significantly impact the economic performance of Superior as further described in Note 13 – Variable Interest Entity Arrangements.

The condensed consolidated financial statements are unaudited and do not include all the notes in our annual financial statements. This report should be read with the audited consolidated financial statements and notes in our Form 10-K, filed February 27, 2018, for the year ended December 31, 2017 as amended by our Form 10-K/A filed on August 6, 2018.

In the opinion of our management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state:

•	Balance Sheets at June 30, 2018 and December 31, 2017;

•	Income Statements for the three and six months ended June 30, 2018 and 2017;

•	Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017;

•	Statements of Changes in Shareholders' Equity for the six months ended June 30, 2018 and 2017; and

•	Statements of Cash Flows for the six months ended June 30, 2018 and 2017.

Our financial statements are prepared in conformity with GAAP, which requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and notes. Actual results may differ from those estimates. Results for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results we may realize for the full year of 2018, or that we realized for the full year of 2017.

Accounting Changes - Recent Accounting Pronouncements - Adopted

As of January 1, 2018, we adopted ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard is explained further in Note 8 - New Accounting Pronouncements. We adopted this amendment early and it had no material effect to our financial statements. We previously used 37.75% to calculate the tax effect on AOCI and we now use 24.5%. This change is reflected in our Unaudited Condensed Consolidated Statements of Comprehensive Income and in Note 14 - Equity.

Also, as of January 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 (ASC 606) and all later amendments that modified ASC 606. This new revenue standard is explained further in Note 8 - New Accounting Pronouncements. We elected to apply this standard on the modified retrospective approach method to contracts not completed as of January 1, 2018, where the cumulative effect on adoption, which only impacted our mid-stream segment, is recognized as an adjustment to opening retained earnings at January 1, 2018. This adjustment related to the timing of revenue recognition for certain demand fees. Our oil and natural gas and contract drilling segments had no retained earnings adjustment. Comparative prior periods have not been adjusted and continue to be reported under ASC 605.

The additional disclosures required by the ASU are included in Note 2 – Revenue from Contracts with Customers.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under three segments: oil and natural gas, contract drilling, and mid-stream. This is our disaggregation of revenue and how our segment revenue is reported (as reflected in Note 15 - Industry Segment Information). Revenue from the oil and natural gas segment is derived from sales of our oil and natural gas production. Revenue from the contract drilling segment is derived by contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on time period. Revenue from the mid-stream segment is derived from gathering, transporting, and processing natural gas production and selling those commodities. We sell the hydrocarbons (from the oil and natural gas and mid-stream segments) to mid-stream and downstream oil and gas companies.

We satisfy the performance obligation under each segment's contracts as follows: for the contract drilling and mid-stream contracts, we satisfy the performance obligation over the agreed-on time period within the contracts, and for oil and natural gas contracts, we satisfy the performance obligation with each delivery of volumes. For oil and natural gas contracts, as it is more feasible, we account for these deliveries monthly. Per the contracts for all segments, customers pay for the services/goods received monthly within an agreed on number of days following the end of the month. Besides the mid-stream demand fees discussed further below, there were no other contract assets or liabilities falling within the scope of this accounting pronouncement.

Oil and Natural Gas Contracts, Revenues, Implementation Impact to Retained Earnings, and Performance Obligations

Typical types of revenue contracts signed by our segments are Oil Sales Contracts, Gas Purchase Agreements, North American Energy Standards Board (NAESB) Contracts, Gas Gathering and Processing Agreements, and revenues earned as the non-operated party with the operator serving as an agent on our behalf under our Joint Operating Agreements. Contract term can range from a single month to a term spanning a decade or more; some may also include evergreen provisions. Revenues from sales we make are recognized when our customer obtains control of the sold product. For sales to other mid-stream and downstream oil and gas companies, this would occur at a point in time, typically on delivery to the customer. Sales generated from our non-operated interest are recorded based on the information obtained from the operator. Our adoption of this standard did not require an adjustment to opening retained earnings.

Certain costs—as either a deduction from revenue or as an expense—is determined based on when control of the commodity is transferred to our customer, which would affect our total revenue recognized, but will not affect gross profit. For example, gathering, processing and transportation costs included as part of the contract price with the customer on transfer of control of the commodity are included in the transaction price, while costs incurred while we are in control of the commodity represent operating costs. The impact of the adoption of ASC 606 did not impact income from operations or net income for the three or six months ended June 30, 2018. The following tables summarizes the impact of the adoption of ASC 606 on revenue and operating costs for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
	As Reported	Adjustments due to ASC 606	Amounts without the Adoption of ASC 606
	(In thousands)
Oil and natural gas revenues	$102,318	$(3,732)	$106,050
Oil and natural gas operating costs	32,418	(3,732)	36,150
Gross profit	$69,900	$—	$69,900

The following tables summarizes the impact of the adoption of ASC 606 on revenue and operating costs for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	As Reported	Adjustments due to ASC 606	Amounts without the Adoption of ASC 606
	(In thousands)
Oil and natural gas revenues	$205,417	$(6,902)	$212,319
Oil and natural gas operating costs	68,380	(6,902)	75,282
Gross profit	$137,037	$—	$137,037

Our performance obligation for all commodity contracts is the delivery of oil and gas volumes to the customer. Typically, the contract is for a specified period of time (for example, a month or a year); however, each delivery under that contract can be considered separately identifiable since each delivery provides benefits to the customer on its own. For feasibility, as accounting for a monthly performance obligation is not materially different than identifying a more granular performance obligation, we conclude this performance obligation is satisfied monthly. We typically receive a payment within a set number of days following the end of the month which includes payment for all deliveries in that month. Depending on contract circumstances, judgment could be required to determine when the transfer of control occurs. Generally, depending of the facts and circumstances, we consider the transfer of control of the asset in a commodity sale to occur at the point the commodity transfers to our purchaser.

Most of the consideration received by us for oil and gas sales is variable. Most of our contracts state the consideration is calculated by multiplying a variable quantity by an agreed-on index price less deductions related to gathering, transportation, fractionation, and related fuel charges. There are also instances where the consideration is quantity multiplied by a weighted average sales price. These different pricing tools can change the perception of when control transfers; however, when analyzed with other control factors, typically the accounting conclusion is the same for both pricing methods. In these instances, the variable consideration is partially constrained. In addition, all variable consideration is settled at the end of the month; therefore, whether the variability is constrained does not affect accounting for revenue under ASC 606 as the variability is known prior to each reporting period. An estimation and allocation of transaction price and future obligations are not required.

Contract Drilling Contracts, Revenues, Implementation impact to retained earnings, and Performance Obligations

The contracts our drilling segment uses are primarily industry standard IADC contracts model year 2003 and 2013. Contract terms range from six months to two or more years or can be based on terms to drill a specific number of wells. The allocation rules in ASC 606 (referred to as the "series guidance") provide that a contract may contain a single performance obligation composed of a series of distinct goods or services if 1) each distinct good or service is substantially the same and would meet the criteria to be a performance obligation satisfied over time and 2) each distinct good or service is measured using the same method as it relates to the satisfaction of the overall performance obligation. We have determined that the delivery of drilling services is within the scope of the series guidance as both criteria noted above are met. Specifically, 1) each distinct increment of service (i.e. hour available to drill) that the drilling contractor promises to transfer represents a performance obligation that would meet the criteria for recognizing revenue over time, and 2) the drilling contractor would use the same method for measuring progress toward satisfaction of the performance obligation for each distinct increment of service in the series. At inception, the total transaction price will be estimated to include any applicable fixed consideration, unconstrained variable consideration (estimated day rate mobilization and demobilization revenue, estimated operating day rate revenue to be earned over the contract term, expected bonuses (if material and can be reasonably estimated without significant reversal), and penalties (if material and can be reasonably estimated without significant reversal)). Allocation rules under this new standard allow us to recognize revenues associated with our drilling contacts in materially the same manner as under the previous revenue accounting standard. A contract liability will be recorded for consideration received before the corresponding transfer of services. Those liabilities will generally only arise in relation to upfront mobilization fees which are paid in advance and are allocated/recognized over the entire performance obligation. Such balances will be amortized over the recognition period based on the same method of measure used for revenue. On adoption of the standard, no adjustment to opening retained earnings was required.

Our performance obligation for all drilling contracts is to drill the agreed-on number of wells or drill over an agreed-on period of time as stated in the applicable contract. Any mobilization and demobilization activities are not considered to be distinct within the context of the contract and therefore, any associated revenue is allocated to the overall performance obligation of drilling services and recognized ratably over the initial term of the related drilling contract. It typically takes from 10 to 90 days to complete drilling a well; therefore, depending on the number of wells under a contract, the contract term could be up to two years. Most of the drilling contracts are for less than one year. As the customer simultaneously receives and consumes the benefits provided by the company’s performance, and the company’s performance enhances an asset that the customer controls, the performance obligation to drill the well occurs over time. We typically receive payment within a set number of days following the end of the month and that payment includes payment for all services performed during that month (calculated on an hourly basis). The company satisfies its overall performance obligation when the well included in the contract is drilled to an agreed-on depth or by a set date.

All consideration received for contract drilling is variable, excluding termination fees, which we have concluded will not be applicable to our current contracts as of the reporting date. The consideration is calculated by multiplying a variable quantity (number of days/hours) by an agreed-on daily price (for the daily rate, mobilization and demobilization revenue). Other revenue items under the contract may include bonus/penalty revenue, reimbursable revenue, drilling fluid rates, and early termination fees. All variable consideration is not constrained but is settled at the end of the month; therefore, whether the variability is constrained or not does not affect accounting for revenue under ASC 606 as the variability is known before each reporting period excluding certain bonuses/penalties which might be based on activity that occurs over the entire term of the contract. We have evaluated the mobilization and de-mobilization charges on outstanding contracts, however, the impact to the financial statements was immaterial. As of June 30, 2018, we had 36 contract drilling contracts (12 of which are long-term) for a duration of two months to almost three years.

Under the guidance in relation to disclosures regarding the remaining performance obligations, there is a practical expedient for contracts that have an original expected duration of one year or less (ASC 606-10-50-14) and for contracts where the entity can recognize revenue as invoiced (ASC 606-10-55-18). The majority of our drilling contracts have an original term of less than one year; however, the remaining performance obligations under the contracts that do have a longer duration are not material.

Mid-stream Contracts Revenues, and Implementation impact to retained earnings, and Performance Obligations

Revenues are generated from the fees earned for gas gathering and processing services provided to a customer. The typical types of revenue contracts used by this segment are gas gathering and processing agreements. Contract terms range from a single month to terms spanning a decade or more, some include evergreen provisions. Fees for mid-stream services (gathering, transportation, processing) are performance obligations and meet the criteria of over time recognition which could be considered a series of distinct performance obligations that represents one overall performance obligation of gas gathering and processing services.

On adoption of the standard, an adjustment to opening retained earnings was made in the amount of $1.7 million ($1.3 million, net of tax). This adjustment related to the timing of revenue recognized on certain demand fees and had the following impact to the Unaudited Condensed Consolidated Balance Sheet:

	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
	(In thousands)
Assets:
Other assets	$16,230	$10,798	$27,028
Liabilities and shareholders' equity:
Current portion of other long-term liabilities	13,002	2,748	15,750
Other long-term liabilities	100,203	9,737	109,940
Deferred income taxes	133,477	(413)	133,064
Retained earnings	799,402	(1,274)	798,128

The impact of these demand fees to the Unaudited Condensed Consolidated Balance Sheet at June 30, 2018 was:

	As Reported	Adjustments due to ASC 606	Amounts without the Adoption of ASC 606
	(In thousands)
Assets:
Prepaid expenses and other	$8,731	$128	$8,603
Other assets	28,113	11,887	16,226
Liabilities and shareholders' equity:
Current portion of other long-term liabilities	14,036	2,875	11,161
Other long-term liabilities	102,928	8,456	94,472
Deferred income taxes	158,232	168	158,064
Retained earnings	811,781	516	811,265

This adjustment related to the timing of revenue recognized on certain demand fees and had the following impact to the Unaudited Condensed Consolidated Income Statement for the three months ended June 30, 2018:

	As Reported	Adjustments due to ASC 606	Amounts without the Adoption of ASC 606
	(In thousands)
Gas gathering and processing revenues	$54,059	$1,179	$52,880
Deferred income tax expense	2,029	289	1,740
Net income	8,150	890	7,260

This adjustment related to the timing of revenue recognized on certain demand fees and had the following impact to the Unaudited Condensed Consolidated Income Statement for the six months ended June 30, 2018:

	As Reported	Adjustments due to ASC 606	Amounts without the Adoption of ASC 606
	(In thousands)
Gas gathering and processing revenues	$110,103	$2,371	$107,732
Deferred income tax expense	5,636	581	5,055
Net income	16,015	1,790	14,225

The only fixed consideration related to mid-stream consideration is the demand fee which is calculated by multiplying an agreed-on price by a fixed number of volumes per month over a specified term in the contract.

Included below is the additional fixed revenue we will earn over the remaining term of the contracts and excludes all variable consideration to be earned with the associated contract.

Contract	Remaining Term of Contract	July - December 2018	2019	2020	2021	2022	Total Remaining Impact to Revenue
		(In thousands)
Demand fee contracts	4-5 years	$2,598	$2,632	$(3,781)	$(3,507)	$1,374	$(684)

Before the implementation of ASC 606, we immediately recognized the entire demand fee since the fee was payable within the first five years from the effective date of the contract and not over the entire term of the contract. However, as the demand fee does not specifically relate to a distinct performance obligation, under the new standard that amount should now be recognized over the life of the contract. Therefore, the demand fee previously recognized in the amount of $1.7 million ($1.3 million, net of tax) was adjusted to retained earnings as of January 1, 2018, and will be recognized over the remaining term of the contract. As this amount is fixed, recognition of the remaining portion will be stable. Besides the demand fee, there were no other contract assets or liabilities (see above for the balance sheet line items where they are reported). For the three and six months ended June 30, 2018, $1.2 million and $2.4 million, respectively, was recognized in revenue for these demand fees.

	June 30, 2018	January 1, 2018	Change
	(In thousands)
Contract assets	$12,015	$10,798	$1,217
Contract liabilities	11,331	12,485	(1,154)
Contract liabilities, net	$684	$(1,687)	$2,371

Our performance obligations for all contracts is to gather, transport, or process an agreed-on number of volumes as stated in the contract. Typically the contract will establish a period of time over which the company will perform the mid-stream services. Certain contracts also include an agreed-on quantity (or an agreed-on minimum quantity) of volumes that the company will deliver or service. The term under mid-stream service contracts is typically five to ten years. Under service contracts, as the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, the performance obligation to gather, transport, or process occurs over time. We typically receive payment within a set number of days following the end of the month and includes payment for all services performed that month. Our overall performance obligation is satisfied at the end of the contract term.

Most of the consideration received under mid-stream service contracts is variable. The consideration is calculated by multiplying a variable quantity (number of volumes) by an agreed-on price per MCF (commodity fee and the gathering fee). One fixed component of revenue is calculated by multiplying an agreed-on price by a certain volume commitment (MCF per day). Other revenue items may include shortfall fees. All variable consideration is settled at the end of the month; therefore, whether or not the variability is constrained does not affect accounting for revenue under ASC 606 as the variability is known before each reporting period. However, this excludes the shortfall fee as this fee could be based on a set number of volumes over the course of more than one month.

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

NOTE 3 – DIVESTITURES

Divestitures

Oil and Natural Gas

We sold non-core oil and natural gas assets, net of related expenses, for $22.4 million during the first six months of 2018, compared to $17.8 million during the first six months of 2017. Proceeds from those sales reduced the net book value of our full cost pool with no gain or loss recognized.

Mid-Stream

On April 3, 2018, we sold 50% of the ownership interest in our mid-stream segment, Superior. The purchaser is SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager. We received $300.0 million as a result of this sale. A portion of the proceeds were used to pay down our bank debt and the remainder will be used to accelerate the drilling program of our upstream subsidiary, Unit Petroleum Company, make additional capital investments in the jointly owned Superior, and for general working capital purposes. In connection with the sale of the interest in Superior, we took the necessary actions under the Indenture governing our outstanding senior subordinated notes to secure the ability to close the sale and have Superior released from the Indenture.

Superior will be governed and managed under its Amended and Restated Limited Liability Company Agreement and the Master Services and Operating Agreement (MSA) entered into by Superior and an affiliate of Unit, as both of those agreements may be amended from time to time. Further details are in Note 13 – Variable Interest Entity Arrangements.

NOTE 4 – EARNINGS PER SHARE

Information related to the calculation of earnings per share attributable to Unit Corporation follows:

	Earnings (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended June 30, 2018
Basic earnings attributable to Unit Corporation per common share	$5,788	52,050	$0.11
Effect of dilutive stock options and restricted stock	—	731	—
Diluted earnings attributable to Unit Corporation per common share	$5,788	52,781	$0.11
For the three months ended June 30, 2017
Basic earnings attributable to Unit Corporation per common share	$9,059	51,366	$0.18
Effect of dilutive stock options, restricted stock, and stock appreciation rights (SARs)	—	578	(0.01)
Diluted earnings attributable to Unit Corporation per common share	$9,059	51,944	$0.17

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	June 30,
	2018	2017
Stock options and SARs	66,500	178,755
Average exercise price	$44.42	$47.75

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the six months ended June 30, 2018
Basic earnings attributable to Unit Corporation per common share	$13,653	51,891	$0.26
Effect of dilutive stock options and restricted stock	—	651	—
Diluted earnings attributable to Unit Corporation per common share	$13,653	52,542	$0.26
For the six months ended June 30, 2017
Basic earnings attributable to Unit Corporation per common share	$24,988	50,832	$0.49
Effect of dilutive stock options, restricted stock, and SARs	—	539	—
Diluted earnings attributable to Unit Corporation per common share	$24,988	51,371	$0.49

The following table shows the number of stock options and SARs (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Six Months Ended
	June 30,
	2018	2017
Stock options and SARs	66,500	178,755
Average exercise price	$44.42	$47.75

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	June 30, 2018	December 31, 2017
	(In thousands)
Employee costs	$12,359	$19,521
Lease operating expenses	12,080	11,819
Taxes	6,997	3,404
Interest payable	6,581	6,745
Derivative settlements	2,550	—
Third-party credits	2,473	2,240
Other	6,024	4,794
Total accrued liabilities	$49,064	$48,523

NOTE 6 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Our long-term debt as of the dates indicated consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Unit credit agreement with an average interest rate of 3.4% at December 31, 2017	$—	$178,000
Superior credit agreement	—	—
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	650,000	828,000
Less: unamortized discount	(1,933)	(2,234)
Less: debt issuance costs, net	(4,696)	(5,490)
Total long-term debt	$643,371	$820,276

Unit Credit Agreement. On April 2, 2018, we signed a Fourth Amendment to our Senior Credit Agreement (Unit credit agreement) scheduled to mature on April 10, 2020. The Fourth Amendment provided, among other things, for a reduction of the maximum credit amount from $875.0 million to $425.0 million, a reduction in the borrowing base from $475.0 million to $425.0 million, a reduction in the total commitment amount from $475.0 million to $425.0 million; and the full release of Superior and its subsidiaries as a borrower and co-obligor under the Unit credit agreement. Under the amendment, once the sale of the interest in Superior was completed, we were required to use part of the proceeds to pay down the Unit credit agreement. The Superior sale closed on April 3, 2018 and the pay down was made that day.

On May 2, 2018, as contemplated under the Fourth Amendment to its credit agreement, the company entered into a Pledge Agreement with BOKF, NA (dba Bank of Oklahoma), as administrative agent for the benefit of the secured parties, under which we granted a security interest in the limited liability membership interests and other equity interests we own in Superior (which as of the date of this report is 50% of the aggregate outstanding equity interests of Superior) as additional collateral for our obligations under the Unit credit agreement.

We are charged a commitment fee of 0.50% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. We paid $1.0 million in previous origination, agency, syndication, and other related fees. We did not incur any additional fees related to the amendment. We are amortizing these fees over the life of the Unit credit agreement. Under the Unit credit agreement, we have pledged as collateral 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties.

The borrowing base amount which is subject to redetermination by the lenders on April 1st and October 1st of each year is based on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the Unit credit agreement.

At our election, any part of the outstanding debt under the Unit credit agreement can be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the LIBOR base for the term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the Unit credit agreement but in no event less than LIBOR plus 1.00% plus a margin. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At June 30, 2018, we did not have any outstanding borrowings under our Unit credit agreement.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production, and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets up to certain limits, (c) issuance of standby letters of credit, (d) contract drilling services and acquisition of contract drilling equipment, and (e) general corporate purposes.

The Unit credit agreement prohibits, among other things:

•	the payment of dividends (other than stock dividends) during any fiscal year over 30% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions;

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business and with certain limited exceptions, on any of our properties, except in favor of our lenders; and

•	investments in Unrestricted Subsidiaries (as defined in the Unit credit agreement) in excess of $200.0 million.

The Unit credit agreement also requires that we have at the end of each quarter:

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1.

Through the quarter ending March 31, 2019, the Unit credit agreement also requires that we have at the end of each quarter:

•	a senior indebtedness ratio of senior indebtedness to consolidated EBITDA (as defined in the Unit credit agreement) for the most recently ended rolling four quarters of no greater than 2.75 to 1.

Beginning with the quarter ending June 30, 2019, and for each following quarter, the Unit credit agreement requires:

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the Unit credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of June 30, 2018, we were in compliance with the Unit credit agreement covenants.

Superior Credit Agreement. On May 10, 2018, Superior entered into a five-year, $200.0 million senior secured revolving credit facility with an option to increase the credit amount up to $250.0 million, subject to certain conditions (Superior credit agreement). The amounts borrowed under the Superior credit agreement bear annual interest at a rate, at Superior’s option, equal to (a) LIBOR plus the applicable margin of 2.00% to 3.25% or (b) the alternate base rate (greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) third day LIBOR plus 1.00%) plus the applicable margin of 1.00% to 2.25%. The obligations under the Superior credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems.

Superior is charged a commitment fee of 0.375% on the amount available but not borrowed which varies based on the amount borrowed as a percentage of the total borrowing base. Superior paid $1.7 million in origination, agency, syndication, and other related fees. These fees are being amortized over the life of the Superior credit agreement.

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. Additionally, the Superior credit agreement contains a number of customary covenants that, among other things, restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, enter into sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, enter into hedging arrangements, and acquire or dispose of assets. As of June 30, 2018, we were in compliance with the Superior credit agreement covenants.

The borrowings under the Superior credit agreement will be used to fund capital expenditures and acquisitions, provide general working capital, and for letters of credit for Superior.

On June 27, 2018, Superior and the lenders amended the Superior credit agreement to revise certain definitions in the agreement.

Superior's credit agreement is not guaranteed by Unit.

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

Unit, as the parent company, has no significant independent assets or operations. The guarantees by the Guarantors of the Notes (registered under registration statements) are full and unconditional, joint and several, subject to certain automatic customary releases, are subject to certain restrictions on the sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, and other conditions and terms set out in the 2011 Indenture. Effective April 3, 2018, Superior is no longer a Guarantor of the Notes. Any of our other subsidiaries that are not Guarantors are minor. There are no significant restrictions on our ability to receive funds from any of our subsidiaries through dividends, loans, advances, or otherwise.

We may redeem all or, occasionally, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of June 30, 2018.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Asset retirement obligation (ARO) liability	$62,838	$69,444
Capital lease obligations	13,321	15,224
Workers’ compensation	12,963	13,340
Contract liability	11,331	—
Separation benefit plans	7,607	6,524
Deferred compensation plan	5,621	5,390
Gas balancing liability	3,283	3,283
	116,964	113,205
Less current portion	14,036	13,002
Total other long-term liabilities	$102,928	$100,203

Estimated annual principal payments under the terms of our long-term debt and other long-term liabilities during the five successive twelve-month periods beginning July 1, 2018 (and through 2023) are $14.0 million, $43.8 million, $660.6 million, $5.0 million, and $2.7 million, respectively.

Capital Leases

In 2014, Superior entered into capital lease agreements for 20 compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The $3.9 million current portion of the capital lease obligations is included in current portion of other long-term liabilities and the non-current portion of $9.4 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018. These capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $5.0 million and $0.9 million, respectively, at June 30, 2018. Annual payments, net of maintenance and interest, average $4.2 million annually through 2021. At the end of the term, Superior has the option to purchase the assets at 10% of their then fair market value.

Future payments required under the capital leases at June 30, 2018 are:

Amount
Beginning July 1,	(In thousands)
2018	$6,168
2019	6,168
2020	6,673
2021	179
Total future payments	19,188
Less payments related to:
Maintenance	4,981
Interest	886
Present value of future minimum payments	$13,321

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

The following table shows certain information about our AROs for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
ARO liability, January 1:	$69,444	$70,170
Accretion of discount	1,248	1,458
Liability incurred	211	1,018
Liability settled	(3,142)	(1,224)
Liability sold	(94)	(1,412)
Revision of estimates (1)	(4,829)	39
ARO liability, June 30:	62,838	70,049
Less current portion	1,451	2,825
Total long-term ARO	$61,387	$67,224
_______________________

(1)	Plugging liability estimates were revised in both 2018 and 2017 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. The FASB issued ASU 2018-07, to improve financial reporting for nonemployee share-based payments. The amendment expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendment will be effective for years beginning after December 15, 2019, and interim periods within those years. This amendment will not have a material impact on our financial statements.

Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the FASB issued ASU 2018-05 which updates the FASB’s Accounting Standards Codification to reflect the guidance in SAB 118, which adds Section EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” to SAB Topic 5, “Miscellaneous Accounting.” SAB 118 also provides guidance on applying ASC 740, Income Taxes, if the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 is incomplete when the financial statements are issued for a reporting period.

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

Leases. The FASB has issued ASU 2016-02. The amendment will require lessees to recognize at the commencement date of a lease a lease liability which is the lessee's obligation to make lease payments arising from the lease, measured on a discounted basis; and a right-of-use asset, which represents the lessee's right to use a specified asset for the lease term. Lessor accounting is largely unchanged. In January 2018, the FASB issued ASU 2018-01, "Leases - Land Easement practical expedient for Transition to Topic 842", which provides clarifying guidance regarding land easements and adds practical expedients. Further amendments were issued under ASU 2018-10. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842) Targeted Improvements” which provides entities with an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment also provides a practical expedient for lessors. At this time, we are still evaluating these expedients. For public companies, these amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard will not apply to leases of mineral rights. We have an implementation team working through the provisions of the new guidance including a review of different types of contracts to document our lease portfolio and assess the impact on our accounting, disclosures, processes, internal control over financial reporting, and the election of certain practical expedients. Our evaluation of the impact of the new guidance on our financial statements is on-going.

Adopted Standards

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The FASB issued ASU 2018-02, an amendment which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings caused by the Tax Cuts and Jobs Act of 2017. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We adopted this amendment early and it had no material effect to our financial statements. We previously used 37.75% to calculate the tax effect on AOCI and now we are using 24.5%. The change is reflected in our Unaudited Condensed Consolidated Statements of Comprehensive Income and in Note 14 - Equity.

Revenue from Contracts with Customers. Effective January 1, 2018, we adopted ASC 606. This new revenue standard provides for a five-step analysis of transactions to determine when and how revenue is to be recognized. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five step method outlined in the ASU to all of our revenue streams in the scope of ASC 606 and elected the modified retrospective approach method. Under that approach the cumulative effect on adoption is recognized as an adjustment to opening retained earnings at January 1, 2018. Only our mid-stream segment was affected. This adjustment related to the timing of revenue on certain demand fees. Both our oil and natural gas and contract drilling segments had no retained earnings adjustment. Comparative prior periods have not been adjusted and continue to be reported under ASC 605.

The additional disclosures required by ASC 606 have been included in Note 2 – Revenue from Contracts with Customers.

Our internal control framework did not materially change as a result of this standard, but the existing internal controls have been modified to consider our new revenue recognition policy effective January 1, 2018. As we implement the new standard, we have added internal controls to ensure that we adequately evaluate new contracts under the five-step model under ASU 2014-09.

NOTE 9 – STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Recognized stock compensation expense	$4.0	$3.2	$9.5	$5.8
Capitalized stock compensation cost for our oil and natural gas properties	0.6	0.4	1.0	0.8
Tax benefit on stock-based compensation	1.0	1.2	2.3	2.2

The remaining unrecognized compensation cost related to unvested awards at June 30, 2018 is approximately $23.7 million, of which $3.0 million is anticipated to be capitalized. The weighted average period over which this cost will be recognized is 1.0 year.

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

We granted no SARs or stock options during either of the three or six month periods ending June 30, 2018 or 2017. This table shows the fair value of restricted stock awards granted to employees and non-employee directors during the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	5,000	—	14,000	21,000
Non-employee directors	44,312	—	49,104	—
	49,312	—	63,104	21,000
Estimated fair value (in millions):(1)
Employees	$0.1	$—	$0.4	$0.5
Non-employee directors	0.9	—	0.9	—
	$1.0	$—	$1.3	$0.5
Percentage of shares granted expected to be distributed:
Employees	95%	N/A	100%	87%
Non-employee directors	100%	N/A	100%	N/A
_______________________

(1)	The performance shares represent 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	844,498	362,070	475,799	173,373
Non-employee directors	44,312	—	49,104	—
	888,810	362,070	524,903	173,373
Estimated fair value (in millions):(1)
Employees	$16.2	$7.3	$11.8	$4.5
Non-employee directors	0.9	—	0.9	—
	$17.1	$7.3	$12.7	$4.5
Percentage of shares granted expected to be distributed:
Employees	95%	62%	95%	87%
Non-employee directors	100%	N/A	100%	N/A
_______________________

(1)	The performance shares represent 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

The time vested restricted stock awards granted during the first six months of 2018 and 2017 are being recognized over a three-year vesting period. During the first quarter of 2018 and 2017, two performance vested restricted stock awards were granted to certain executive officers. The first will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures (TSR) at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second will vest, one-third each year, over a three-year vesting period subject to the company's achievement of cash flow to total assets (CFTA) performance measurement each year and will range from 0% to 200%. Based on a probability assessment of the selected TSR performance criteria at June 30, 2018, the participants are estimated to receive 25% of the 2018, 91% of the 2017, and 167% of the 2016 performance-based shares. The CFTA performance measurement at June 30, 2018 was assessed to vest at target or 100%. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2018 awards for the first six months of 2018 was $4.3 million.

NOTE 10 – DERIVATIVES

Commodity Derivatives

We have signed various types of derivative transactions covering some of our projected natural gas and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of June 30, 2018, these hedges made up our derivative transactions:

•
Swaps. We receive or pay a fixed price for the commodity and pay or receive a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

•
Basis/Differential Swaps. We receive or pay the NYMEX settlement value plus or minus a fixed delivery point price for the commodity and pay or receive the published index price at the specified delivery point. We use basis/differential swaps to hedge the price risk between NYMEX and its physical delivery points.

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

We have documented policies and procedures to monitor and control the use of derivative transactions. We do not engage in derivative transactions not otherwise tied to our projected production. Any changes in the fair value of our derivative transactions before maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Unaudited Condensed Consolidated Income Statements.

At June 30, 2018, these derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul'18 – Sep'18	Natural gas – swap	40,000 MMBtu/day	$2.985	IF – NYMEX (HH)
Oct'18	Natural gas – swap	30,000 MMBtu/day	$3.005	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Jan'19 – Dec'19	Natural gas – swap	10,000 MMBtu/day	$2.810	IF – NYMEX (HH)
Jul'18 – Oct'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.190)	NGPL TEXOK
Jul'18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.678)	PEPL
Jul'18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.568)	NGPL MIDCON
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.728)	PEPL
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.625)	NGL MIDCON
Jan'19 – Dec'19	Natural gas – basis swap	30,000 MMBtu/day	$(0.265)	NGPL TEXOK
Jan'20 – Dec'20	Natural gas – basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jul'18 – Sep'18	Natural gas – collar	30,000 MMBtu/day	$2.67 - $2.97	IF – NYMEX (HH)
Jul'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Jul'18 – Dec'18	Crude oil – swap	4,000 Bbl/day	$53.52	WTI – NYMEX
Jul'18 – Dec'18	Crude oil – price differential risk	500 Bbl/day	$7.00	LLS/WTI
Jul'18 – Dec'18	Crude oil – three-way collar	2,000 Bbl/day	$47.50 - $37.50 - $56.08	WTI – NYMEX
Jan'19 – Dec'19	Crude oil – three-way collar	2,000 Bbl/day	$57.50 - $47.50 - $71.90	WTI – NYMEX
Jul'18 – Sep'18	NGLs – swap (1)	1,500 Bbl/day	$32.14	OPIS – Mont Belvieu
_______________________

(1)	Type of NGLs involved is propane.

After June 30, 2018, the following derivative was entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.590)	PEPL

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$127	$721
Long-term	Non-current derivative asset	—	—
Total derivative assets		$127	$721

		Derivative Liabilities
		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In thousands)
Commodity derivatives:
Current	Current derivative liability	$18,555	$7,763
Long-term	Non-current derivative liability	910	—
Total derivative liabilities		$19,465	$7,763

All our counterparties are subject to master netting arrangements. If we have a legal right of set-off, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

Following is the effect of derivative instruments on the Unaudited Condensed Consolidated Income Statements for the three months ended June 30:

Derivatives Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$(14,461)	$8,902
Total		$(14,461)	$8,902
_______________________

(1)	Amounts settled during the 2018 and 2017 periods include net payments of $6.9 million and $0.4 million, respectively.

Following is the effect of derivative instruments on the Unaudited Condensed Consolidated Income Statements for the six months ended June 30:

Derivatives Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$(21,223)	$23,633
Total		$(21,223)	$23,633
_______________________

(1)	Amounts settled during the 2018 and 2017 periods include payments of $8.9 million and $1.6 million, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

The estimated fair value of our available-for-sale securities, reflected on our Unaudited Condensed Consolidated Balance Sheets as Non-current other assets, is based on market quotes. The following is a summary of available-for-sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Equity Securities:
June 30, 2018	$830	$—	$86	$744
December 31, 2017	$830	$102	$—	$932

During the second quarter of 2017, we received available-for-sale securities for early termination fees associated with a long-term drilling contract. We will evaluate the marketability of those equity securities to determine if any decline in fair value below cost is other-than-temporary. If a decline in fair value below cost is determined to be other-than-temporary, an impairment charge will be recorded, and a new cost basis established. We will review several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, (i) the time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near-term prospects of the issuer, and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

•	Level 3—generally unobservable inputs developed based on the best information available and may include our own internal data.

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	June 30, 2018
	Level 1	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$—	$1,196	$390	$(1,459)	$127
Liabilities	—	(14,399)	(6,525)	1,459	(19,465)
Total commodity derivatives	—	(13,203)	(6,135)	—	(19,338)
Equity securities	744	—	—	—	744
	$744	$(13,203)	$(6,135)	$—	$(18,594)

	December 31, 2017
	Level 1	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$—	$2,137	$3,344	$(4,760)	$721
Liabilities	—	(8,973)	(3,550)	4,760	(7,763)
Total commodity derivatives	$—	$(6,836)	$(206)	$—	$(7,042)
Equity securities	932	—	—	—	932
	$932	$(6,836)	$(206)	$—	$(6,110)

All our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post cash collateral with our counterparties and no collateral has been posted as of June 30, 2018.

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

The following table is a reconciliation of our level 3 fair value measurements:

	Net Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Beginning of period	$(3,206)	$(602)	$(206)	$(7,122)
Total gains or losses (realized and unrealized):
Included in earnings (1)	(4,704)	5,214	(8,624)	11,117
Settlements	1,775	(519)	2,695	98
End of period	$(6,135)	$4,093	$(6,135)	$4,093
Total gains (losses) for the period included in earnings attributable to the change in unrealized gain relating to assets still held at end of period	$(2,929)	$4,695	$(5,929)	$11,215
_______________________

(1)	Commodity derivatives are reported in the Unaudited Condensed Consolidated Income Statements in gain (loss) on derivatives.

The following table provides quantitative information about our Level 3 unobservable inputs at June 30, 2018:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil three-way collars	$(6,420)	Discounted cash flow	Forward commodity price curve	$0 - $18.05
Natural gas collar	$(105)	Discounted cash flow	Forward commodity price curve	$0 - $0.08
Natural gas three-way collars	$390	Discounted cash flow	Forward commodity price curve	$0 - $0.18
 _______________________

(1)
The commodity contracts detailed in this category include non-exchange-traded crude oil and natural gas collars and three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Our valuation at June 30, 2018 reflected that the risk of non-performance by our counterparties was immaterial.

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

At June 30, 2018, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (composed of bank and money market accounts - classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short-term nature.

Based on the borrowing rates available to us for credit agreement debt with similar terms and maturities and considering the risk of our non-performance, long-term debt under our credit agreements approximate their fair value and at June 30, 2018 we did not have any outstanding borrowings under either the Unit or Superior credit agreement. Borrowings from our Unit credit agreement at December 31, 2017 were $178.0 million. These borrowings would be classified as Level 2.

The carrying amounts of long-term debt associated with the Notes, net of unamortized discount and debt issuance costs, reported in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 were $643.4 million and $642.3 million, respectively. We estimate the fair value of the Notes using quoted marked prices at June 30, 2018 and December 31, 2017 was $651.1 million and $649.7 million, respectively. The Notes would be classified as Level 2.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Canonsburg, Pennsylvania under the terms of operating leases expiring through December 2021. We own our corporate headquarters in Tulsa, Oklahoma. We also have several compressor rentals, equipment leases, and lease space on short-term commitments to stack excess drilling rig equipment and production inventory. Future minimum rental payments under the terms of the leases are approximately $4.9 million, $1.4 million, $0.3 million, and less than $0.1 million in twelve-month periods beginning July 1, 2018 (and through 2021), respectively. Total rent expense incurred was $4.6 million and $4.2 million for the first six months of 2018 and 2017, respectively.

In 2014, Superior signed capital lease agreements for 20 compressors with initial terms of seven years. Estimated annual capital lease payments under the terms during the four successive twelve-month periods beginning July 1, 2018 (and through the end of 2021) are $6.2 million, $6.2 million, $6.7 million, and $0.2 million. Total maintenance and interest remaining related to these leases are $5.0 million and $0.9 million, respectively at June 30, 2018. Annual payments, net of maintenance and interest, average $4.2 million annually through 2021. At the end of the term, Superior has the option to purchase the assets at 10% of their then fair market value.

The employee oil and gas limited partnerships require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal. In any one year, these repurchases are limited to 20% of the units outstanding. We had no repurchases in the first six months of 2018 or 2017.

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

During the second quarter of 2018, as part of the Superior transaction, we entered into a contractual obligation that commits us to spend $150.0 million to drill wells in the Granite Wash/Buffalo Wallow area over three years starting January 1, 2019. This amount is already included in our drilling plan. For each dollar of the $150.0 million that we do not spend (over the three year period), we would forgo receiving $0.58 of future distributions from our 50% ownership interest in our consolidated mid-stream subsidiary. If we elected not to drill or spend any money in the designated area over the three year period, the maximum amount we could forgo from distributions would be $87.0 million.

For the next twelve months, we have committed to purchase approximately $14.0 million of new drilling rig components.

NOTE 13 – VARIABLE INTEREST ENTITY ARRANGEMENTS

On April 3, 2018 we sold 50% of the ownership interest in Superior. The 50% interest in Superior we sold was acquired by SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager. Superior will be governed and managed under the Amended and Restated Limited Liability Company Agreement and the MSA. The MSA is between our affiliate, SPC Midstream Operating, L.L.C. (the Operator) and Superior. The Operator is owned 100% by Unit Corporation. Under the guidance in ASC 810, Consolidation, we have determined that Superior is a VIE. The two variable interests applicable to Unit include the 50% equity investment in Superior and the MSA. The MSA houses the power to direct the activities that most significantly impact Superior's operating performance. The MSA is a separate variable interest. Unit through the MSA has the power to direct Superior’s most significant activities; reciprocally the equity investors lack the power to direct the activities that most significantly impact the entity’s economic performance. Because of this, Unit is considered the primary beneficiary.

As the primary beneficiary of this VIE, we consolidate in the financial statements the financial position, results of operations and cash flows of this VIE, and all intercompany balances and transactions between us and the VIE are eliminated in the consolidated financial statements. Cash distributions of income, net of agreed on expenses, and estimated expenses are allocated to the equity owners as specified in the relevant agreements.

On the sale or liquidation of Superior, distributions would occur in the order and priority specified in the relevant agreements.

As the Operator, we provide services, such as operations and maintenance support, accounting, legal, and human resources to Superior for a monthly service fee of $250,000. Superior's creditors have no recourse to our general credit. Superior's credit agreement is not guaranteed by Unit. The obligations under Superior's credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems.

The carrying value of Superior's assets and liabilities, after eliminations of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

June 30, 2018
(In thousands)

Current assets:
Cash and cash equivalents	$7,002
Accounts receivable	28,378
Prepaid expenses and other	3,009
Total current assets	38,389
Property and equipment:
Gas gathering and processing equipment	736,488
Transportation equipment	3,102
739,590
Less accumulated depreciation, depletion, amortization, and impairment	342,269
Net property and equipment	397,321
Other assets	14,916
Total assets	$450,626

Current liabilities:
Accounts payable	$24,898
Accrued liabilities	2,005
Current portion of other long-term liabilities	6,796
Total current liabilities	33,699
Long-term debt less debt issuance costs	—
Other long-term liabilities	17,856
Total liabilities	$51,555

NOTE 14 – EQUITY

At-the-Market (ATM) Common Stock Program

On April 4, 2017, we signed a Distribution Agreement (the Agreement) with a sales agent, under which we could offer and sell, from time to time, through the sales agent shares of our common stock, par value $.20 per share (the Shares), up to an aggregate offering price of $100.0 million. Net proceeds from any of these sales could be used to fund (or offset costs of) acquisitions, future capital expenditures, repay amounts outstanding under our revolving credit facility, and general corporate purposes.

On May 2, 2018, we terminated the Distribution Agreement. The Distribution Agreement was terminable at will on written notification by us with no penalty. As of the date of termination, we had sold 787,547 shares of our common stock under the Distribution Agreement resulting in net proceeds of approximately $18.6 million. We paid the sales agent a commission of 2.0% of the gross sales price per share sold. As a result of the termination, there will be no more sales of our common stock under the Distribution Agreement.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) were as follows for the three months ended June 30:

	2018		2017
	(In thousands)
Unrealized appreciation on securities, before tax	$46		$32
Tax expense	(11)	(1)	(12)
Unrealized appreciation on securities, net of tax	$35		$20
_______________________

(1)	Due to the implementation of ASU 2018-02, the tax rate changed from 37.75% to 24.5%.

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30 are as follows:

	Net Gains on Equity Securities
	2018		2017
	(In thousands)
Balance at March 31:	$(100)		$—
Unrealized appreciation before reclassifications	35	(1)	20
Amounts reclassified from accumulated other comprehensive income	—		—
Net current-period other comprehensive income	35		20
Balance at June 30:	$(65)		$20
_______________________

(1)	Due to the implementation of ASU 2018-02, the tax rate changed from 37.75% to 24.5%.

Components of accumulated other comprehensive income (loss) were as follows for the six months ended June 30:

	2018		2017
	(In thousands)
Unrealized appreciation (loss) on securities, before tax	$(188)		$32
Tax benefit (expense)	47	(1)	(12)
Unrealized appreciation (loss) on securities, net of tax	$(141)		$20
_______________________

(1)	Due to the implementation of ASU 2018-02, the tax rate changed from 37.75% to 24.5%.

Changes in accumulated other comprehensive income by component, net of tax, for the six months ended June 30 are as follows:

	Net Gains on Equity Securities
	2018		2017
	(In thousands)
Balance at December 31, 2017	$63		$—
Adjustment due to ASU 2018-02	13	(1)	—
Balance at January 1:	76		—
Unrealized appreciation (loss) before reclassifications	(141)	(1)	20
Amounts reclassified from accumulated other comprehensive income	—		—
Net current-period other comprehensive income (loss)	(141)		20
Balance at June 30:	$(65)		$20
_______________________

(1)	Due to the implementation of ASU 2018-02, the tax rate changed from 37.75% to 24.5%.

NOTE 15 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services within the energy industry:

•	Oil and natural gas,

•	Contract drilling, and

•	Mid-stream

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

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended June 30, 2018
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$102,318	$—	$—	$—	$—	$102,318
Contract drilling	—	52,767	—	—	(5,841)	46,926
Gas gathering and processing	—	—	75,406	—	(21,347)	54,059
Total revenues	102,318	52,767	75,406	—	(27,188)	203,303
Expenses:
Operating costs:
Oil and natural gas	33,682	—	—	—	(1,264)	32,418
Contract drilling	—	36,921	—	—	(5,027)	31,894
Gas gathering and processing	—	—	59,786	3,576	(23,659)	39,703
Total operating costs	33,682	36,921	59,786	3,576	(29,950)	104,015
Depreciation, depletion, and amortization	31,554	13,726	11,175	1,918	—	58,373
Total expenses	65,236	50,647	70,961	5,494	(29,950)	162,388
Total operating income (loss) (2)	37,082	2,120	4,445	(5,494)	2,762
General and administrative expense	—	—	—	(8,712)	—	(8,712)
Gain on disposition of assets	59	57	45	—	—	161
Loss on derivatives	—	—	—	(14,461)	—	(14,461)
Interest, net	—	—	(304)	(7,425)	—	(7,729)
Other	—	—	—	3,581	(3,576)	5
Income (loss) before income taxes	$37,141	$2,177	$4,186	$(32,511)	$(814)	$10,179
_______________________

(1)	The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

(2)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, and amortization and does not include general corporate expenses, gain on disposition of assets, loss on derivatives, interest, net, other income, or income taxes.

	Three Months Ended June 30, 2017
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$83,173	$—	$—	$—	$—	$83,173
Contract drilling	—	44,844	—	—	(5,589)	39,255
Gas gathering and processing	—	—	63,111	—	(14,958)	48,153
Total revenues	83,173	44,844	63,111	—	(20,547)	170,581
Expenses:
Operating costs:
Oil and natural gas	33,941	—	—	—	(1,183)	32,758
Contract drilling	—	32,452	—	—	(5,213)	27,239
Gas gathering and processing	—	—	49,817	—	(13,775)	36,042
Total operating costs	33,941	32,452	49,817	—	(20,171)	96,039
Depreciation, depletion, and amortization	23,558	13,769	10,849	1,904	—	50,080
Total expenses	57,499	46,221	60,666	1,904	(20,171)	146,119
Total operating income (loss)(1)	25,674	(1,377)	2,445	(1,904)	(376)
General and administrative expense	—	—	—	(8,713)	—	(8,713)
Gain on disposition of assets	168	31	44	5	—	248
Gain on derivatives	—	—	—	8,902	—	8,902
Interest, net	—	—	—	(9,467)	—	(9,467)
Other	—	—	—	6	—	6
Income (loss) before income taxes	$25,842	$(1,346)	$2,489	$(11,171)	$(376)	$15,438
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, and amortization and does not include general corporate expenses, gain on disposition of assets, gain on derivatives, interest, net, other income, or income taxes.

	Six Months Ended June 30, 2018
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$205,417	$—	$—	$—	$—	$205,417
Contract drilling	—	103,477	—	—	(10,562)	92,915
Gas gathering and processing	—	—	150,056	—	(39,953)	110,103
Total revenues	205,417	103,477	150,056	—	(50,515)	408,435
Expenses:
Operating costs:
Oil and natural gas	70,834	—	—	—	(2,454)	68,380
Contract drilling	—	72,875	—	—	(9,314)	63,561
Gas gathering and processing	—	—	118,806	3,576	(41,075)	81,307
Total operating costs	70,834	72,875	118,806	3,576	(52,843)	213,248
Depreciation, depletion, and amortization	62,337	27,038	22,228	3,836	—	115,439
Total expenses	133,171	99,913	141,034	7,412	(52,843)	328,687
Total operating income (loss) (2)	72,246	3,564	9,022	(7,412)	2,328
General and administrative expense	—	—	—	(19,474)	—	(19,474)
Gain on disposition of assets	129	84	79	30	—	322
Loss on derivatives	—	—	—	(21,223)	—	(21,223)
Interest, net	—	—	(453)	(17,280)	—	(17,733)
Other	—	—	—	3,587	(3,576)	11
Income (loss) before income taxes	$72,375	$3,648	$8,648	$(61,772)	$(1,248)	$21,651
_______________________

(1)	The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

(2)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, and amortization and does not include general corporate expenses, gain on disposition of assets, loss on derivatives, interest, net, other income, or income taxes.

	Six Months Ended June 30, 2017
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$170,771	$—	$—	$—	$—	$170,771
Contract drilling	—	82,029	—	—	(5,589)	76,440
Gas gathering and processing	—	—	129,575	—	(30,481)	99,094
Total revenues	170,771	82,029	129,575	—	(36,070)	346,305
Expenses:
Operating costs:
Oil and natural gas	64,267	—	—	—	(2,305)	61,962
Contract drilling	—	61,679	—	—	(5,213)	56,466
Gas gathering and processing	—	—	101,922	—	(28,176)	73,746
Total operating costs	64,267	61,679	101,922	—	(35,694)	192,174
Depreciation, depletion, and amortization	45,084	26,616	21,667	3,645	—	97,012
Total expenses	109,351	88,295	123,589	3,645	(35,694)	289,186
Total operating income (loss)(1)	61,420	(6,266)	5,986	(3,645)	(376)
General and administrative expense	—	—	—	(17,667)	—	(17,667)
Gain on disposition of assets	177	38	44	813	—	1,072
Gain on derivatives	—	—	—	23,633	—	23,633
Interest, net	—	—	—	(18,863)	—	(18,863)
Other	—	—	—	9	—	9
Income (loss) before income taxes	$61,597	$(6,228)	$6,030	$(15,720)	$(376)	$45,303
_______________________

(1)
Operating income (loss) is total operating revenues less operating expenses, depreciation, depletion, and amortization and does not include general corporate expenses, gain on disposition of assets, gain on derivatives, interest, net, other income, or income taxes.

NOTE 16 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investments in our subsidiaries. Our wholly owned subsidiaries are the guarantors of our Notes. On April 3, 2018, we sold 50% of the ownership interest in our mid-stream segment, Superior and that company and its subsidiaries are no longer guarantors of the Notes. Instead of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying unaudited condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X.

For purposes of the following footnote:

•	we are referred to as "Parent",

•	the direct subsidiaries are 100% owned by the Parent and the guarantee is full and unconditional and joint and several and referred to as "Combined Guarantor Subsidiaries", and

•	Superior and its subsidiaries and the Operator are referred to as "Non-Guarantor Subsidiaries."

The following unaudited supplemental condensed consolidating financial information reflects the Parent's separate accounts, the combined accounts of the Combined Guarantor Subsidiaries', the combined accounts of the Non-Guarantor Subsidiaries', the combined consolidating adjustments and eliminations, and the Parent's consolidated amounts for the periods indicated.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,052	$254	$7,002	$—	$104,308
Accounts receivable, net of allowance for doubtful accounts of $2,450	885	84,851	27,641	—	113,377
Materials and supplies	—	501	—	—	501
Current derivative asset	127	—	—	—	127
Prepaid expenses and other	2,643	3,079	3,009	—	8,731
Total current assets	100,707	88,685	37,652	—	227,044
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	—	5,809,850	—	—	5,809,850
Unproved properties not being amortized	—	325,595	—	—	325,595
Drilling equipment	—	1,612,817	—	—	1,612,817
Gas gathering and processing equipment	—	—	736,488	—	736,488
Saltwater disposal systems	—	65,218	—	—	65,218
Corporate land and building	—	59,081	—	—	59,081
Transportation equipment	9,244	17,572	3,102	—	29,918
Other	28,246	28,135	—	—	56,381
	37,490	7,918,268	739,590	—	8,695,348
Less accumulated depreciation, depletion, amortization, and impairment	24,335	5,896,900	342,269	—	6,263,504
Net property and equipment	13,155	2,021,368	397,321	—	2,431,844
Intercompany receivable	877,823	—	—	(877,823)	—
Goodwill	—	62,808	—	—	62,808
Investments	1,216,959	1,500	—	(1,216,959)	1,500
Other assets	5,472	6,225	14,916	—	26,613
Total assets	$2,214,116	$2,180,586	$449,889	$(2,094,782)	$2,749,809

	June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,669	$81,827	$22,915	$—	$114,411
Accrued liabilities	21,618	24,880	2,566	—	49,064
Income taxes payable	4,648	—	—	—	4,648
Current derivative liability	18,555	—	—	—	18,555
Current portion of other long-term liabilities	615	6,625	6,796	—	14,036
Total current liabilities	55,105	113,332	32,277	—	200,714
Intercompany debt	—	876,277	1,546	(877,823)	—
Bonds payable less debt issuance costs	643,371	—	—	—	643,371
Non-current derivative liabilities	910	—	—	—	910
Other long-term liabilities	12,613	72,459	17,856	—	102,928
Deferred income taxes	57,802	100,430	—	—	158,232
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—	—	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 54,089,366 shares issued	10,414	—	—	—	10,414
Capital in excess of par value	622,120	45,921	197,042	(242,963)	622,120
Accumulated other comprehensive loss	—	(65)	—	—	(65)
Retained earnings	811,781	972,232	1,764	(973,996)	811,781
Total shareholders’ equity attributable to Unit Corporation	1,444,315	1,018,088	198,806	(1,216,959)	1,444,250
Non-controlling interests in consolidated subsidiaries	—	—	199,404	—	199,404
Total shareholders' equity	1,444,315	1,018,088	398,210	(1,216,959)	1,643,654
Total liabilities and shareholders’ equity	$2,214,116	$2,180,586	$449,889	$(2,094,782)	$2,749,809

	December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$510	$191	$—	$—	$701
Accounts receivable, net of allowance for doubtful accounts of $2,450	154	83,442	27,916	—	111,512
Materials and supplies	—	505	—	—	505
Current derivative asset	721	—	—	—	721
Prepaid expenses and other	2,986	2,370	877	—	6,233
Total current assets	4,371	86,508	28,793	—	119,672
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	—	5,712,813	—	—	5,712,813
Unproved properties not being amortized	—	296,764	—	—	296,764
Drilling equipment	—	1,593,611	—	—	1,593,611
Gas gathering and processing equipment	—	—	726,236	—	726,236
Saltwater disposal systems	—	62,618	—	—	62,618
Corporate land and building	—	59,080	—	—	59,080
Transportation equipment	9,270	17,423	2,938	—	29,631
Other	28,039	25,400	—	—	53,439
	37,309	7,767,709	729,174	—	8,534,192
Less accumulated depreciation, depletion, amortization, and impairment	21,268	5,807,757	322,425	—	6,151,450
Net property and equipment	16,041	1,959,952	406,749	—	2,382,742
Intercompany receivable	1,155,725	—	—	(1,155,725)	—
Goodwill	—	62,808	—	—	62,808
Investments	1,044,709	1,500	—	(1,044,709)	1,500
Other assets	5,373	6,328	3,029	—	14,730
Total assets	$2,226,219	$2,117,096	$438,571	$(2,200,434)	$2,581,452

	December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,124	$81,334	$18,190	$—	$112,648
Accrued liabilities	26,165	19,134	3,224	—	48,523
Current derivative liability	7,763	—	—	—	7,763
Current portion of other long-term liabilities	657	8,501	3,844	—	13,002
Total current liabilities	47,709	108,969	25,258	—	181,936
Intercompany debt	—	870,582	285,143	(1,155,725)	—
Long-term debt	178,000	—	—	—	178,000
Bonds payable less debt issuance costs	642,276	—	—	—	642,276
Other long-term liabilities	11,257	77,566	11,380	—	100,203
Deferred income taxes	1,480	85,443	46,554	—	133,477
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—	—	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 52,880,134 shares issued	10,280	—	—	—	10,280
Capital in excess of par value	535,815	45,921	15,549	(61,470)	535,815
Accumulated other comprehensive income	—	63	—	—	63
Retained earnings	799,402	928,552	54,687	(983,239)	799,402
Total shareholders’ equity attributable to Unit Corporation	1,345,497	974,536	70,236	(1,044,709)	1,345,560
Non-controlling interests in consolidated subsidiaries	—	—	—	—	—
Total shareholders' equity	1,345,497	974,536	70,236	(1,044,709)	1,345,560
Total liabilities and shareholders’ equity	$2,226,219	$2,117,096	$438,571	$(2,200,434)	$2,581,452

Condensed Consolidating Statements of Income (Unaudited)

	Three Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$155,085	$75,406	$(27,188)	$203,303
Expenses:
Operating costs	—	70,603	59,786	(26,374)	104,015
Depreciation, depletion, and amortization	1,918	45,280	11,175	—	58,373
General and administrative	—	8,655	57	—	8,712
Gain on disposition of assets	—	(116)	(45)	—	(161)
Total operating costs	1,918	124,422	70,973	(26,374)	170,939
Income from operations	(1,918)	30,663	4,433	(814)	32,364
Interest, net	(7,425)	—	(304)	—	(7,729)
Loss on derivatives	(14,461)	—	—	—	(14,461)
Other, net	5	—	—	—	5
Income before income taxes	(23,799)	30,663	4,129	(814)	10,179
Income tax expense (benefit)	(6,029)	7,803	255	—	2,029
Equity in net earnings from investment in subsidiaries, net of taxes	23,558	—	—	(23,558)	—
Net income	5,788	22,860	3,874	(24,372)	8,150
Less: net income attributable to non-controlling interest	—	—	2,362	—	2,362
Net income attributable to Unit Corporation	$5,788	$22,860	$1,512	$(24,372)	$5,788

	Three Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$128,017	$63,111	$(20,547)	$170,581
Expenses:
Operating costs	—	66,393	49,817	(20,171)	96,039
Depreciation, depletion, and amortization	1,904	37,327	10,849	—	50,080
General and administrative	—	6,899	1,814	—	8,713
Gain on disposition of assets	(5)	(199)	(44)	—	(248)
Total operating costs	1,899	110,420	62,436	(20,171)	154,584
Income from operations	(1,899)	17,597	675	(376)	15,997
Interest, net	(9,290)	—	(177)	—	(9,467)
Gain on derivatives	8,902	—	—	—	8,902
Other, net	6	(1)	1	—	6
Income (loss) before income taxes	(2,281)	17,596	499	(376)	15,438
Income tax expense (benefit)	(1,002)	7,054	327	—	6,379
Equity in net earnings from investment in subsidiaries, net of taxes	10,338	—	—	(10,338)	—
Net income	9,059	10,542	172	(10,714)	9,059
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Unit Corporation	$9,059	$10,542	$172	$(10,714)	$9,059

	Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$308,894	$150,056	$(50,515)	$408,435
Expenses:
Operating costs	—	143,709	118,806	(49,267)	213,248
Depreciation, depletion, and amortization	3,836	89,375	22,228	—	115,439
General and administrative	—	16,884	2,590	—	19,474
Gain on disposition of assets	(30)	(213)	(79)	—	(322)
Total operating costs	3,806	249,755	143,545	(49,267)	347,839
Income from operations	(3,806)	59,139	6,511	(1,248)	60,596
Interest, net	(17,280)	—	(453)	—	(17,733)
Loss on derivatives	(21,223)	—	—	—	(21,223)
Other, net	11	1	(1)	—	11
Income (loss) before income taxes	(42,298)	59,140	6,057	(1,248)	21,651
Income tax expense (benefit)	(10,668)	15,460	844	—	5,636
Equity in net earnings from investment in subsidiaries, net of tax	45,283	—	—	(45,283)	—
Net income	13,653	43,680	5,213	(46,531)	16,015
Less: net income attributable to non-controlling interest	—	—	2,362	—	2,362
Net income attributable to Unit Corporation	$13,653	$43,680	$2,851	$(46,531)	$13,653

	Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$252,800	$129,575	$(36,070)	$346,305
Expenses:
Operating costs	—	125,946	101,922	(35,694)	192,174
Depreciation, depletion, and amortization	3,645	71,700	21,667	—	97,012
General and administrative	—	13,797	3,870	—	17,667
Gain on disposition of assets	(813)	(215)	(44)	—	(1,072)
Total operating costs	2,832	211,228	127,415	(35,694)	305,781
Income (loss) from operations	(2,832)	41,572	2,160	(376)	40,524
Interest, net	(18,500)	—	(363)	—	(18,863)
Gain on derivatives	23,633	—	—	—	23,633
Other, net	9	—	—	—	9
Income (loss) before income taxes	2,310	41,572	1,797	(376)	45,303
Income tax expense (benefit)	731	18,354	1,230	—	20,315
Equity in net earnings from investment in subsidiaries, net of tax	23,409	—	—	(23,409)	—
Net income	24,988	23,218	567	(23,785)	24,988
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Unit Corporation	$24,988	$23,218	$567	$(23,785)	$24,988

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income	$5,788	$22,860	$3,874	$(24,372)	$8,150
Other comprehensive income, net of taxes:
Unrealized gain on securities, net of tax $11	—	35	—	—	35
Comprehensive income	5,788	22,895	3,874	(24,372)	8,185
Less: Comprehensive income attributable to non-controlling interests	—	—	2,362	—	2,362
Comprehensive income attributable to Unit Corporation	$5,788	$22,895	$1,512	$(24,372)	$5,823

	Three Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income (loss)	$9,059	$10,542	$172	$(10,714)	$9,059
Other comprehensive income, net of taxes:
Unrealized gain on securities, net of tax of $12	—	20	—	—	20
Comprehensive income (loss)	9,059	10,562	172	(10,714)	9,079
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Unit Corporation	$9,059	$10,562	$172	$(10,714)	$9,079

	Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income	$13,653	$43,680	$5,213	$(46,531)	$16,015
Other comprehensive income, net of taxes:
Unrealized loss on securities, net of tax of ($47)	—	(141)	—	—	(141)
Comprehensive income	13,653	43,539	5,213	(46,531)	15,874
Less: Comprehensive income attributable to non-controlling interests	—	—	2,362	—	2,362
Comprehensive income attributable to Unit Corporation	$13,653	$43,539	$2,851	$(46,531)	$13,512

	Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income (loss)	$24,988	$23,218	$567	$(23,785)	$24,988
Other comprehensive income, net of taxes:
Unrealized gain on securities, net of tax of $12	—	20	—	—	20
Comprehensive income (loss)	24,988	23,238	567	(23,785)	25,008
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—
Comprehensive income (loss) attributable to Unit Corporation	$24,988	$23,238	$567	$(23,785)	$25,008

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	(102,500)	145,000	(14,800)	126,993	154,693
INVESTING ACTIVITIES:
Capital expenditures	(13)	(173,097)	(16,806)	—	(189,916)
Producing properties and other acquisitions	—	(962)	—	—	(962)
Proceeds from disposition of assets	30	23,427	71	—	23,528
Net cash provided by (used in) investing activities	17	(150,632)	(16,735)	—	(167,350)
FINANCING ACTIVITIES:
Borrowings under credit agreement	71,200	—	—	—	71,200
Payments under credit agreement	(249,200)	—	—	—	(249,200)
Intercompany borrowings (advances), net	277,902	5,695	(156,604)	(126,993)	—
Payments on capitalized leases	—	—	(1,901)	—	(1,901)
Proceeds from investments of non-controlling interest	102,958	—	197,042	—	300,000
Transaction costs associated with sale of non-controlling interest	(2,254)	—	—	—	(2,254)
Book overdrafts	(1,581)	—	—	—	(1,581)
Net cash provided by (used in) financing activities	199,025	5,695	38,537	(126,993)	116,264
Net increase in cash and cash equivalents	96,542	63	7,002	—	103,607
Cash and cash equivalents, beginning of period	510	191	—	—	701
Cash and cash equivalents, end of period	$97,052	$254	$7,002	$—	$104,308

	Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	(13,497)	106,718	23,834	—	117,055
INVESTING ACTIVITIES:
Capital expenditures	(3,380)	(97,337)	(7,216)	—	(107,933)
Producing properties and other acquisitions	—	(52,956)	—	—	(52,956)
Proceeds from disposition of assets	955	18,557	44	—	19,556
Other	—	(1,500)	—	—	(1,500)
Net cash provided by (used in) investing activities	(2,425)	(133,236)	(7,172)	—	(142,833)
FINANCING ACTIVITIES:
Borrowings under credit agreement	160,600	—	—	—	160,600
Payments under credit agreement	(156,500)	—	—	—	(156,500)
Intercompany borrowings (advances), net	(11,708)	26,469	(14,761)	—	—
Payments on capitalized leases	—	—	(1,901)	—	(1,901)
Proceeds from common stock issued, net of issue costs	18,623	—	—	—	18,623
Book overdrafts	4,912	—	—	—	4,912
Net cash provided by (used in) financing activities	15,927	26,469	(16,662)	—	25,734
Net increase (decrease) in cash and cash equivalents	5	(49)	—	—	(44)
Cash and cash equivalents, beginning of period	517	376	—	—	893
Cash and cash equivalents, end of period	$522	$327	$—	$—	$849

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

Please read the information in our most recent Annual Report on Form 10-K (and any amendments thereto) in conjunction with your review of the information below and our unaudited condensed consolidated financial statements and related notes.

Unless otherwise indicated or required by the content, when used in this report the terms “company,” “Unit,” “us,” “our,” “we,” and “its” refer to Unit Corporation or, as appropriate, one or more of its subsidiaries. References to our mid-stream segment refers to Superior Pipeline Company, L.L.C. of which we own 50%.

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

•
Mid-Stream – carried out by Superior Pipeline Company, L.L.C. and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas for third parties and for our oil and natural gas segment.

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

Fluctuating commodity prices worldwide during the past several years brought about significant and adverse changes to our industry and us. Industry wide reductions in drilling activity and spending reduced the rates for and the number of our drilling rigs we were able to put to work.

Recently, commodity prices have improved. Reflecting that improvement, during the first quarter of 2018, our oil and natural gas segment put four of our drilling rigs to work and has gradually increased the number to six drilling rigs during the second quarter of 2018. Our contract drilling segment finished constructing its 11th BOSS drilling rig and that drilling rig was placed into service in mid-July. During the second quarter of 2018, we were awarded a term contract to build our 12th BOSS drilling rig. Construction is in progress and the drilling rig will be placed into service in the first quarter of 2019. After the end of the second quarter of 2018, we were also awarded a term contract to build our 13th BOSS drilling rig. Construction is in progress and the drilling rig will be placed into service in the first quarter of 2019. Our drilling rig segment's rig utilization increased from an average of 28.8 drilling rigs working during the second quarter of 2017 to 32.2 average drilling rigs working during the second quarter of 2018. Rig utilization fluctuated over the past year due to commodity prices changing and budget constraints on operators in the fourth quarter of 2017. We expect this same trend to continue in 2018.

Other recent improvements:

•
We have not incurred a non-cash ceiling test write-down since 2016. We had no write-down in the second quarter of 2018 nor the second quarter of 2017. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at June 30, 2018, and only adjust the 12-month average price to an estimated third quarter ending average (holding July 2018 prices constant for the remaining two months of the third quarter of 2018), our forward looking expectation is that we will not recognize an impairment in the third quarter of 2018. But commodity prices (and other factors) remain volatile and they could negatively affect the 12-month average price resulting in the potential for a future impairment.

•
In 2018, our oil and natural gas segment plans to drill 75-85 wells (depending on future commodity prices). In 2017, we drilled 70 wells up from 21 in 2016 due to increased cash flow resulting from improvement in commodity prices.

On April 3, 2018, the company completed the sale of 50% of the ownership interests in Superior to SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager, for cash consideration of $300.0 million. Part of the proceeds from the sale were used to pay down our bank debt and the balance will be used to accelerate the drilling program of our upstream subsidiary, Unit Petroleum Company, make additional capital investments in the jointly owned Superior, and for general working capital purposes.

Executive Summary

Oil and Natural Gas

Second quarter 2018 production from our oil and natural gas segment was 4,212,000 barrels of oil equivalent (Boe), an increase of 1% over the first quarter of 2018 and an increase of 9% over the second quarter of 2017, respectively. The increases for both comparative periods were primarily from new wells drilled during 2017 and the first six months of 2018.

Second quarter 2018 oil and natural gas revenues decreased 1% from the first quarter of 2018 and increased 23% over the second quarter of 2017. The decrease from the first quarter of 2018 was due primarily to a decrease in oil production volumes and a decrease in natural gas prices partially offset by higher oil and NGLs prices and higher natural gas and NGLs production volumes. The increase over the second quarter of 2017 was due primarily to higher oil and NGLs prices and higher natural gas and NGLs production volumes.

Our oil prices for the second quarter of 2018 increased 2% over the first quarter of 2018 and increased 20% over the second quarter of 2017. Our NGLs prices increased 5% over the first quarter of 2018 and increased 49% over the second quarter of 2017. Our natural gas prices decreased 17% from the first quarter of 2018 and decreased 11% from the second quarter of 2017.

Operating cost per Boe produced for the second quarter of 2018 decreased 11% from the first quarter of 2018 and decreased 9% from the second quarter of 2017. The decrease from the first quarter of 2018 was primarily due to lower lease operating expenses, saltwater disposal, and gross production tax expense. The decrease from the second quarter of 2017 was primarily due to lower saltwater disposal expense and reclassification of deducts from the ASC 606 revenue recognition standard.

At June 30, 2018, these derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul'18 – Sep'18	Natural gas – swap	40,000 MMBtu/day	$2.985	IF – NYMEX (HH)
Oct'18	Natural gas – swap	30,000 MMBtu/day	$3.005	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Jan'19 – Dec'19	Natural gas – swap	10,000 MMBtu/day	$2.810	IF – NYMEX (HH)
Jul'18 – Oct'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.190)	NGPL TEXOK
Jul'18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.678)	PEPL
Jul'18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.568)	NGPL MIDCON
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.728)	PEPL
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.625)	NGL MIDCON
Jan'19 – Dec'19	Natural gas – basis swap	30,000 MMBtu/day	$(0.265)	NGPL TEXOK
Jan'20 – Dec'20	Natural gas – basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jul'18 – Sep'18	Natural gas – collar	30,000 MMBtu/day	$2.67 - $2.97	IF – NYMEX (HH)
Jul'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Jul'18 – Dec'18	Crude oil – swap	4,000 Bbl/day	$53.52	WTI – NYMEX
Jul'18 – Dec'18	Crude oil – price differential risk	500 Bbl/day	$7.00	LLS/WTI
Jul'18 – Dec'18	Crude oil – three-way collar	2,000 Bbl/day	$47.50 - $37.50 - $56.08	WTI – NYMEX
Jan'19 – Dec'19	Crude oil – three-way collar	2,000 Bbl/day	$57.50 - $47.50 - $71.90	WTI – NYMEX
Jul'18 – Sep'18	NGLs – swap (1)	1,500 Bbl/day	$32.14	OPIS – Mont Belvieu
_______________________
(1)    Type of NGLs involved is propane.

After June 30, 2018, the following derivative was entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.590)	PEPL

For the six months ended June 30, 2018, we completed drilling 34 gross wells (12.40 net wells). For all of 2018, we anticipate participating in the drilling of approximately 75 to 85 gross wells. Excluding acquisitions and ARO liability, our estimated 2018 capital expenditures for this segment has been increased at mid-year to approximately $300.0 million. Our current 2018 production guidance is approximately 17.1 to 17.4 MMBoe, an increase of 7-9% from 2017, although actual results continue to be subject to many factors.

Contract Drilling

The average number of drilling rigs we operated in the second quarter of 2018 was 32.2 compared to 31.7 and 28.8 in the first quarter of 2018 and the second quarter of 2017, respectively. As of June 30, 2018, 34 of our drilling rigs were operating.

Revenue for the second quarter of 2018 increased 2% over the first quarter of 2018 and increased 20% over the second quarter of 2017. The increases over both quarters resulted from increased utilization and dayrates.

Dayrates for the second quarter of 2018 averaged $17,330, a 2% increase over the first quarter of 2018 and a 9% increase over the second quarter of 2017. The increase over the first quarter of 2018 was primarily due to a labor increase in the first quarter of 2018 passed through to contracted rigs rates. The increase over the second quarter of 2017 was due to two labor increases passed through to contracted rigs rates and improving market dayrates.

Operating costs for the second quarter of 2018 increased 1% over the first quarter of 2018 and increased 17% over the second quarter of 2017. The increase over the first quarter of 2018 was due primarily to more drilling rigs operating. The increase over the second quarter of 2017 was primarily due to more drilling rigs operating and higher per day costs.

Currently, we have 13 term drilling contracts with original terms ranging from six months to three years. Three are up for renewal in the third quarter of 2018, five in the fourth quarter of 2018, two in 2019, one in 2020, and two after 2020. The drilling rigs for the two expiring after 2020 are still under construction and will be placed into service in the first quarter of 2019. Term contracts may contain a fixed rate during the contract or provide for rate adjustments within a specific range from the existing rate.

All eleven of our existing BOSS drilling rigs are under contract. Our estimated 2018 capital expenditures for this segment has been increased mid-year to approximately $70.0 million and the increase is primarily associated with the two new BOSS drilling rigs currently under construction.

Competition to keep qualified labor continues to be an issue we face in this segment and in response, we implemented pay rate increases in certain areas in the first quarter of 2018. We do not believe this shortage of qualified labor will keep us from working additional drilling rigs, but it could cause some delays in the time to crew new drilling rigs.

Mid-Stream

Second quarter 2018 liquids sold per day increased 17% over the first quarter of 2018 and increased 29% over the second quarter of 2017, respectively. The increase over the first quarter of 2018 was due to increased volume available to process at our processing facilities. The increase over the second quarter of 2017 was primarily due to increased volume available to process at our processing facilities due to additional well connects. For the second quarter of 2018, gas processed per day increased 6% over the first quarter of 2018 and increased 19% over the second quarter of 2017. The increase over the first quarter of 2018 was primarily due to higher processed volumes from new wells connected to the Cashion facility and the Hemphill facility. The increase over the second quarter of 2017 was primarily due to higher volume from new wells connected at our processing facilities. For the second quarter of 2018, gas gathered per day increased 5% and 2% over the first quarter of 2018 and the second quarter of 2017, respectively. The increases over the first quarter of 2018 and the second quarter of 2017 were primarily due to connecting additional wells to our systems.

NGLs prices in the second quarter of 2018 decreased 2% from the prices received in the first quarter of 2018 and increased 32% over the prices received in the second quarter of 2017. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those commodity-based contracts fluctuate based on the price of NGLs.

Total operating cost for our mid-stream segment for the second quarter of 2018 decreased 5% from the first quarter of 2018 and increased 10% over the second quarter of 2017. The decrease from the first quarter of 2018 was primarily due to lower gas and NGLs prices. The increase over the second quarter of 2017 was primarily due to higher purchased volumes and higher NGLs prices.

In the Appalachian region at the Pittsburgh Mills gathering system, average gathered volume for the second quarter of 2018 increased to approximately 116.4 MMcf per day after we added seven new infill wells late in this quarter. We are currently constructing a new pipeline to connect the next well pad to our system. This pad will include seven new wells and we anticipate construction to be completed in the third quarter of 2018. Production from this new pad is expected to begin in the fourth quarter of 2018.

At the Hemphill Texas system, total throughput volume average increased to 73.3 MMcf per day for the second quarter of 2018 and total production of natural gas liquids increased to approximately 269,000 gallons per day. During the second quarter, we continued to connect wells in the Buffalo Wallow area which contributed to our increased throughput volume. Our oil and natural gas segment continues to operate a drilling rig in the Buffalo Wallow area and we are completing a construction project that will increase our compression capacity at our Buffalo Wallow compressor station to accommodate additional volumes.

At the Cashion processing facility in central Oklahoma, total throughput volume for the second quarter of 2018 averaged approximately 44.6 MMcf per day and total production of natural gas liquids increased to approximately 231,700 gallons per day. Total processing capacity for this facility remains at approximately 45 MMcf per day. We connected three new wells to this system in the second quarter of 2018 and we are continuing to connect additional wells from a third party producer who is active in this area. Due to the high volume of Stack formation drilling on dedicated acreage associated with our Cashion facility, we are beginning construction of a new 60 MMcf per day Reeding processing plant. This $20.0 million plant expansion project is just getting underway and will increase our total processing capacity to approximately 105 MMcf per day. This project is expected to be completed and operational by the end of 2018.

At the Minco processing facility, total throughput volume averaged approximately 12 MMcf per day for the second quarter while natural gas liquids averaged approximately 31,200 gallons per day. Total processing capacity at this facility is approximately 12 MMcf per day. Due to the high volume of projected drilling on dedicated acreage in the Merge area around our Minco facility, we have made ready an existing 25 MMcf per day processing facility. This processing facility will be moved to the Minco area to increase our total processing capacity and accommodate future volumes.

At the Segno gathering facility in Southeast Texas, gathered volume for the second quarter of 2018 averaged approximately 84.1 MMcf per day. At this facility, the existing gathering and dehydration capacity will allow us to gather up to 120 MMcf per day. Since the beginning of 2018, we have connected two new wells to this system. Our oil and gas segment is actively drilling in the Segno area, as well as, reworking/recompleting existing wells that are connected to our system which will continue to add additional volume.

Our estimated 2018 capital expenditures for this segment has been increased at mid-year to approximately $50.0 million.

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

We believe we will have enough cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next twelve months. Our ability to meet our debt covenants (under our credit agreements and our 2011 Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. For example, if we experience lower oil, natural gas, and NGLs prices since the last borrowing base determination under our Unit credit agreement, it could reduce the borrowing base and therefore reduce or limit our ability to incur indebtedness. We monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues, and work, where possible, with our lenders to address those issues ahead of time.

	Six Months Ended June 30,		% Change
	2018	2017
	(In thousands except percentages)
Net cash provided by operating activities	$154,693	$117,055	32%
Net cash used in investing activities	(167,350)	(142,833)	17%
Net cash provided by financing activities	116,264	25,734	NM
Net increase (decrease) in cash and cash equivalents	$103,607	$(44)

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

Net cash provided by operating activities in the first six months of 2018 increased by $37.6 million as compared to the first six months of 2017. The increase resulted from increased operating profit in all three segments partially offset by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities increased by $24.5 million for the first six months of 2018 compared to the first six months of 2017. The change was due primarily to an increase in capital expenditures partially offset by a reduction of cash spent on producing properties and other acquisitions. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased by $90.5 million for the first six months of 2018 compared to the first six months of 2017. The increase was primarily due to the sale of 50% interest in our mid-stream segment partially offset by the pay down of our outstanding debt under the Unit credit agreement.

At June 30, 2018, we had unrestricted cash and cash equivalents totaling $104.3 million and had not borrowed any of the $425.0 million or $200.0 million we had elected to have available under either of the Unit or Superior credit agreements, respectively. The credit agreements are used primarily for working capital and capital expenditures. On April 3, 2018, we paid down the outstanding debt under the Unit credit agreement.

Below, we summarize certain financial information as of June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017:

	June 30,		% Change
	2018	2017
	(In thousands except percentages)
Working capital	$26,330	$(51,417)	151%
Long-term debt less debt issuance costs	$643,371	$806,092	(20)%
Unit Corporation's shareholders’ equity	$1,444,250	$1,244,463	16%
Net income attributable to Unit Corporation	$13,653	$24,988	(45)%

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had positive working capital of $26.3 million and negative working capital of $51.4 million as of June 30, 2018 and 2017, respectively. The increase in working capital is primarily due to increased cash and cash equivalents from the sale of 50% interest in our mid-stream segment and increased accounts receivable due to increased revenues partially offset by increased accounts payable due to increased activity in our drilling program and increased drilling rig utilization and the change in the value of outstanding derivatives. The Unit and Superior credit agreements are used primarily for working capital and capital expenditures. At June 30, 2018, we had not borrowed any of the $425.0 million or the $200.0 million available under the Unit or Superior credit agreements, respectively. The effect of our derivative contracts decreased working capital by $18.4 million as of June 30, 2018 and increased working capital by $2.9 million as of June 30, 2017.

This table summarizes certain operating information:

	Six Months Ended
	June 30,			% Change
	2018		2017
Oil and Natural Gas:
Oil production (MBbls)	1,429		1,357	5%
NGLs production (MBbls)	2,425		2,233	9%
Natural gas production (MMcf)	27,237		24,232	12%
Average oil price per barrel received	$55.76		$47.77	17%
Average oil price per barrel received excluding derivatives	$64.08		$47.27	36%
Average NGLs price per barrel received	$21.65		$16.34	32%
Average NGLs price per barrel received excluding derivatives	$21.91		$16.34	34%
Average natural gas price per Mcf received	$2.40		$2.57	(7)%
Average natural gas price per Mcf received excluding derivatives	$2.27		$2.66	(15)%
Contract Drilling:
Average number of our drilling rigs in use during the period	31.9		27.2	17%
Total number of drilling rigs owned at the end of the period	95		95	—%
Average dayrate	$17,184		$15,905	8%
Mid-Stream:
Gas gathered—Mcf/day	382,005		386,893	(1)%
Gas processed—Mcf/day	155,799		130,804	19%
Gas liquids sold—gallons/day	627,305		511,969	23%
Number of natural gas gathering systems	22	(1)	25	(12)%
Number of processing plants	14		13	8%
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

Based on our first six months of 2018 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $440,000 per month ($5.3 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first six months of 2018 was $2.40 compared to $2.57 for the first six months of 2017. Based on our first six months of 2018 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $229,000 per month ($2.7 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $392,000 per month ($4.7 million annualized) change in our pre-tax operating cash flow. In the first six months of 2018, our average oil price per barrel received, including the effect of derivatives, was $55.76 compared with an average oil price, including the effect of derivatives, of $47.77 in the first six months of 2017 and our first six months of 2018 average NGLs price per barrel received, including the effect of derivatives was $21.65 compared with an average NGLs price per barrel of $16.34 in the first six months of 2017.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. At June 30, 2018, the 12-month average unescalated prices were $57.67 per barrel of oil, $36.02 per barrel of NGLs, and $2.92 per Mcf of natural gas, and then are adjusted for price differentials. We did not take a write down in the first six months of 2018.

It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at June 30, 2018, and only adjust the 12-month average price to an estimated third quarter ending average (holding July 2018 prices constant for the remaining two months of the third quarter of 2018), our forward looking expectation is that we will not recognize an impairment in the third quarter of 2018. But commodity prices (and other factors) remain volatile and they could negatively affect the 12-month average price resulting in the potential for a future impairment.

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

Most of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The continuous fluctuations in commodity prices for oil and natural gas changes the demand for drilling rigs. These factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will affect our future dayrates. For the first six months of 2018, our average dayrate was $17,184 per day compared to $15,905 per day for the first six months of 2017. The average number of our drilling rigs used in the first six months of 2018 was 31.9 drilling rigs compared with 27.2 drilling rigs in the first six months of 2017. Based on the average utilization of our drilling rigs during the first six months of 2018, a $100 per day change in dayrates has a $3,190 per day ($1.2 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with acquiring an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our income statements, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $10.6 million and $5.6 million for the first six months of 2018 and 2017, respectively, from our contract drilling segment and eliminated the associated operating expense of $9.3 million and $5.2 million during the first six months of 2018 and 2017, respectively, yielding $1.3 million and $0.4 million during the first six months of 2018 and 2017, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 14 processing plants, 22 gathering systems, and approximately 1,460 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. Besides serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs and serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first six months of 2018 and 2017, our mid-stream operations purchased $36.5 million and $27.3 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $3.4 million and $3.2 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 382,005 Mcf per day in the first six months of 2018 compared to 386,893 Mcf per day in the first six months of 2017. It processed an average of 155,799 Mcf per day in the first six months of 2018 compared to 130,804 Mcf per day in the first six months of 2017. The NGLs sold was 627,305 gallons per day in the first six months of 2018 compared to 511,969 gallons per day in the first six months of 2017. Gas gathered volumes per day in the first six months of 2018 decreased 1% compared to the first six months of 2017 primarily due to declines in existing volumes mainly in the Appalachian area mostly offset by connecting new wells at the Cashion and Hemphill facilities. Gas processed volumes for the first six months of 2018 increased 19% over the first six months of 2017 due to connecting new wells at the Cashion and

Hemphill processing facilities. NGLs sold increased 23% over the comparative period due to higher volume available to process at our plants.

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

Our Credit Agreements and Senior Subordinated Notes

Unit Credit Agreement. On April 2, 2018, we amended the Unit credit agreement scheduled to mature on April 10, 2020. Under the Unit credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement. We are charged a commitment fee of 0.50% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. Previous amendment fees of $1.0 million in origination, agency, syndication, and other related fees are being amortized over the life of the Unit credit agreement. No new fees were incurred for the Fourth Amendment. Under the Unit credit agreement, we have pledged as collateral 85% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties.

The Fourth Amendment provided, among other things, for a reduction of the maximum credit amount from $875.0 million to $425.0 million, a reduction in the borrowing base from $475.0 million to $425.0 million, a reduction in the total commitment amount from $475.0 million to $425.0 million; and the full release of Superior and its subsidiaries as a borrower and co-obligor under the Unit credit agreement. Under the amendment once the sale of the interest in Superior was completed, we were required to us part of the proceeds to pay down the Unit credit agreement. The Superior sale closed on April 3, 2018 and the pay down was made that day.

On May 2, 2018, as contemplated under the Fourth Amendment, we entered into a Pledge Agreement with BOKF, NA (dba Bank of Oklahoma), as administrative agent for the benefit of the secured parties, under which we granted a security interest in the limited liability membership interests and other equity interests we own in Superior (which as of the date of this report is 50% of the aggregate outstanding equity interests of Superior) as additional collateral for our obligations under the Unit credit agreement.

The current lenders under our Unit credit agreement and their respective participation interests are:

Lender	Participation Interest
BOK (BOKF, NA, dba Bank of Oklahoma)	18.04%
Compass Bank	17.71%
BMO Harris Financing, Inc.	15.63%
Bank of America, N.A.	15.63%
Comerica Bank	8.33%
Canadian Imperial Bank of Commerce	8.33%
Toronto Dominion (New York), LLC	8.33%
Wells Fargo Bank, N.A.	8.00%
100.00%

The borrowing base amount which is subject to redetermination by the lenders on April 1st and October 1st of each year is based on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the Unit credit agreement.

At our election, any part of the outstanding debt under the Unit credit agreement could be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the LIBOR base for the term plus 2.00% to 3.00% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the Unit credit agreement that cannot be less than LIBOR plus 1.00% plus a margin. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At June 30, 2018, we did not have any outstanding borrowing. The outstanding balance was paid down on April 3, 2018.

We can use borrowings for financing general working capital requirements for (a) exploration, development, production, and acquisition of oil and gas properties, (b) acquisitions and operation of mid-stream assets up to certain limits, (c) issuance of standby letters of credit, (d) contract drilling services and acquisition of contract drilling equipment, and (e) general corporate purposes.

The Unit credit agreement prohibits, among other things:

•	the payment of dividends (other than stock dividends) during any fiscal year over 30% of our consolidated net income for the preceding fiscal year;

•	the incurrence of additional debt with certain limited exceptions;

•	the creation or existence of mortgages or liens, other than those in the ordinary course of business and with certain limited exceptions, on any of our properties, except in favor of our lenders;

•	investments in Unrestricted Subsidiaries in excess of $200.0 million.

The Unit credit agreement also requires that we have at the end of each quarter:

•	a current ratio (as defined in the credit agreement) of not less than 1 to 1.

Through the quarter ending March 31, 2019, the Unit credit agreement also requires that we have at the end of each quarter:

•	a senior indebtedness ratio of senior indebtedness to consolidated EBITDA (as defined in the Unit credit agreement) for the most recently ended rolling four quarters of no greater than 2.75 to 1.

Beginning with the quarter ending June 30, 2019, and for each following quarter, the Unit credit agreement requires:

•	a leverage ratio of funded debt to consolidated EBITDA (as defined in the Unit credit agreement) for the most recently ended rolling four fiscal quarters of no greater than 4 to 1.

As of June 30, 2018, we were in compliance with the Unit credit agreement covenants.

Superior Credit Agreement. On May 10, 2018, Superior, a limited liability company equally owned between the Company and SP Investor Holdings, LLC, entered into a five-year, $200.0 million senior secured revolving credit facility with an option to increase the credit amount up to $250.0 million, subject to certain conditions. The amounts borrowed under the Superior credit agreement bear annual interest at a rate, at Superior’s option, equal to (a) LIBOR plus the applicable margin of 2.00% to 3.25% or (b) the alternate base rate (greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) third day LIBOR plus 1.00%) plus the applicable margin of 1.00% to 2.25%. The obligations under the Superior credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems.

Superior is charged a commitment fee of 0.375% on the amount available but not borrowed which varies based on the amount borrowed as a percentage of the total borrowing base. Superior paid $1.7 million in origination, agency, syndication, and other related fees. These fees are being amortized over the life of the Superior credit agreement.

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. Additionally, the Superior credit agreement contains a number of customary covenants that, among other things, restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, enter into sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, enter into hedging arrangements, and acquire or dispose of assets. As of June 30, 2018, we were in compliance with the Superior credit agreement covenants.

The borrowings the Superior credit agreement will be used to fund capital expenditures and acquisitions, provide general working capital, and for letters of credit for Superior.

On June 27, 2018, Superior and the lenders amended the Superior credit agreement to revise certain definitions in the agreement.

Superior's credit agreement is not guaranteed by Unit.

The current lenders under the Superior credit agreement and their respective participation interests are:

Lender	Participation Interest
BOK (BOKF, NA, dba Bank of Oklahoma)	17.50%
Compass Bank	17.50%
BMO Harris Financing, Inc.	13.75%
Toronto Dominion (New York), LLC	13.75%
Bank of America, N.A.	10.00%
Branch Banking and Trust Company	10.00%
Comerica Bank	10.00%
Canadian Imperial Bank of Commerce	7.50%
100.00%

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

Unit, as the parent company, has no significant independent assets or operations. The guarantees by the Guarantors of the Notes (registered under registration statements) are full and unconditional, joint and several, subject to certain automatic customary releases, are subject to certain restrictions on the sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, and other conditions and terms set out in the 2011 Indenture. Effective April 3, 2018, Superior is no longer a Guarantor of the Notes. Any of our subsidiaries that are not Guarantors are minor. There are no significant restrictions on our ability to receive funds from any of our subsidiaries through dividends, loans, advances, or otherwise.

We may redeem all or, occasionally, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of June 30, 2018.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances which provide us with flexibility in deciding when and if to incur these costs. We completed drilling 34 gross wells (12.40 net wells) in the first six months of 2018 compared to 19 gross wells (8.21 net wells) in the first six months of 2017.

Capital expenditures for oil and gas properties on the full cost method for the first six months of 2018 by this segment, excluding $1.0 million for acquisitions and a $7.9 million in the ARO liability, totaled $157.7 million. Capital expenditures for the first six months of 2017, excluding $54.0 million for acquisitions and a $2.0 million reduction in the ARO liability, totaled $84.5 million.

We anticipate participating in drilling approximately 75 to 85 gross wells in 2018 and our total estimated capital expenditures (excluding any possible acquisitions) for this segment has been increased at mid-year to approximately $300.0 million. Whether we can drill the full number of wells planned depends on several factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2018, we were awarded a term contract to build our 11th BOSS drilling rig. Construction has been completed and the drilling rig was placed into service in mid-July. During the second quarter of 2018, we were awarded a term contract to build our 12th BOSS drilling rig. Construction is in progress and the drilling rig will be placed into service in the first quarter of 2019.

After the end of the second quarter of 2018, we were also awarded a term contract to build our 13th BOSS drilling rig. Construction is in progress and the drilling rig will be placed into service in the first quarter of 2019.

Our estimated 2018 capital expenditures for this segment has been increased mid-year to approximately $70.0 million. At June 30, 2018, we had commitments to purchase approximately $14.0 million for drilling equipment over the next year. We have spent $23.0 million for capital expenditures during the first six months of 2018, compared to $22.7 million for capital expenditures during the first six months of 2017.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. In the Appalachian region at the Pittsburgh Mills gathering system, average gathered volume for the second quarter of 2018 increased to approximately 116.4 MMcf per day after we added seven new infill wells late in this quarter. We are currently constructing a new pipeline to connect the next well pad to our system. This pad will include seven new wells and we anticipate construction to be completed in the third quarter of 2018. Production from this new pad is expected to begin in the fourth quarter of 2018.

At the Hemphill Texas system, total throughput volume average increased to 73.3 MMcf per day for the second quarter of 2018 and total production of natural gas liquids increased to approximately 269,000 gallons per day. During the second quarter, we continued to connect wells in the Buffalo Wallow area which contributed to our increased throughput volume. Our oil and natural gas segment continues to operate a rig in the Buffalo Wallow area and we are completing a construction project that will increase our compression capacity at our Buffalo Wallow compressor station to accommodate additional volumes.

At the Cashion processing facility in central Oklahoma, total throughput volume for the second quarter of 2018 averaged approximately 44.6 MMcf per day and total production of natural gas liquids increased to approximately 231,700 gallons per day. Total processing capacity for this facility remains at approximately 45 MMcf per day. We connected three new wells to this system in the second quarter of 2018 and we are continuing to connect additional wells from a third party producer who is active in this area. Due to the high volume of Stack formation drilling on dedicated acreage associated with our Cashion facility, we are beginning construction of a new 60 MMcf per day Reeding processing plant. This $20.0 million plant expansion project is just getting underway and will increase our total processing capacity to approximately 105 MMcf per day. This project is expected to be completed and operational by the end of 2018.

At the Minco processing facility, total throughput volume averaged approximately 12 MMcf per day for the second quarter while natural gas liquids averaged approximately 31,200 gallons per day. Total processing capacity at this facility is approximately 12 MMcf per day. Due to the high volume of projected drilling on dedicated acreage in the Merge area around our Minco facility, we have made ready an existing 25 MMcf per day processing facility. This processing facility will be moved to the Minco area to increase our total processing capacity and accommodate future volumes.

At the Segno gathering facility in Southeast Texas, gathered volume for the second quarter of 2018 averaged approximately 84.1 MMcf per day. At this facility, the existing gathering and dehydration capacity will allow us to gather up to 120 MMcf per day. Since the beginning of 2018, we have connected two new wells to this system. Our oil and gas segment is actively drilling in the Segno area, as well as, reworking/recompleting existing wells that are connected to our system which will continue to add additional volume.
On April 3, 2018, the company completed the sale of 50% of the ownership interests in Superior to SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager, for cash consideration of $300.0 million.

During the first six months of 2018, our mid-stream segment incurred $13.8 million in capital expenditures as compared to $5.4 million in the first six months of 2017. For 2018, our estimated capital expenditures has been increased at mid-year to approximately $50.0 million.

Contractual Commitments

At June 30, 2018, we had certain contractual obligations including:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$773,878	$43,063	$730,815	$—	$—
Operating leases (2)	6,731	4,920	1,761	50	—
Capital lease interest and maintenance(3)	5,867	2,247	3,603	17	—
Drill pipe, drilling components, and equipment purchases (4)	13,992	13,992	—	—	—
Total contractual obligations	$800,468	$64,222	$736,179	$67	$—
_______________________

(1)
See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the Notes and credit agreement and includes interest calculated using our June 30, 2018 interest rates of 6.625% for the Notes. Our credit agreement has a maturity date of April 10, 2020. The outstanding credit facility balance was paid down on April 3, 2018 and as of June 30, 2018, we did not have any outstanding borrowings.

(2)
We lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; Pinedale, Wyoming; and Canonsburg, Pennsylvania under the terms of operating leases expiring through December 2021. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.

(3)
Maintenance and interest payments are included in our capital lease agreements. The capital leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $5.0 million and $0.9 million, respectively.

(4)	We have committed to pay $14.0 million for drilling rig components, drill pipe, and related equipment over the next year.

During the second quarter of 2018, we entered into a contractual obligation that commits us to spend $150.0 million for drilling wells in the Granite Wash/Buffalo Wallow area over the next three years starting January 1, 2019. This amount is already included in our drilling plan. For each dollar of the $150.0 million that we do not spend (over the three year period), we would forgo receiving $0.58 of future distributions from our 50% ownership interest in our consolidated mid-stream subsidiary. If we elected not to drill or spend any money in the designated area over the three year period, the maximum amount we could forgo from distributions would be $87.0 million.

At June 30, 2018, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$5,621	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$7,607	$615	Unknown	Unknown	Unknown
Asset retirement liability (3)	$62,838	$1,451	$37,055	$3,653	$20,679
Gas balancing liability (4)	$3,283	Unknown	Unknown	Unknown	Unknown
Repurchase obligations (5)	$—	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (6)	$12,963	$5,174	$2,359	$1,075	$4,355
Capital leases obligations (7)	$13,321	$3,921	$9,238	$162	$—
Contract liability (8)	$11,331	$2,875	$5,732	$2,724	$—
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

(5)
We formed The Unit 1984 Oil and Gas Limited Partnership and the 1986 Energy Income Limited Partnership along with private limited partnerships (the “Partnerships”) with certain qualified employees, officers and directors from 1984 through 2011. One of our subsidiaries serves as the general partner of each of these programs. Effective December 31, 2014, The Unit 1984 Oil and Gas Limited Partnership dissolved and effective December 31, 2016, the two 1986 partnerships were dissolved. The Partnerships were formed for the purpose of conducting oil and natural gas acquisition, drilling and development operations and serving as co-general partner with us in any additional limited partnerships formed during that year. The Partnerships participated on a proportionate basis with us in most drilling operations and most producing property acquisitions commenced by us for our own account during the period from the formation of the Partnership through December 31 of that year. These partnership agreements require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. Repurchases in any one year are limited to 20% of the units outstanding. We had no repurchases in the first six months of 2018 or 2017.

(6)	We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

(7)	The amount includes commitments under capital lease arrangements for compressors in Superior.

(8)	We have recorded a liability related to the timing of revenue recognized on certain demand fees for Superior.

Derivative Activities

Periodically we enter into derivative transactions locking in the prices to be received for a portion of our oil, NGLs, and natural gas production.

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At June 30, 2018, based on our second quarter 2018 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2018		2019
	Q3	Q4
Daily oil production	79%	79%	26%
Daily natural gas production	60%	29%	7%
Daily NGLs production	11%	—%	—%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our June 30, 2018 evaluation, we believe the risk of non-performance by our counterparties is not material. At June 30, 2018, the fair values of the net assets (liabilities) we had with each of the counterparties to our commodity derivative transactions are as follows:

June 30, 2018
(In millions)
Canadian Imperial Bank of Commerce	$0.1
Bank of America	(3.6)
Bank of Montreal	(15.8)
Total liabilities	$(19.3)

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At June 30, 2018, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $0.1 million, and current and non-current derivative liabilities of $18.5 million and $0.9 million, respectively. At December 31, 2017, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $0.7 million and current derivative liabilities of $7.8 million.

For our economic hedges any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Unaudited Condensed Consolidated Income Statements. These gains (losses) at June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Gain (loss) on derivatives:
Gain (loss) on derivatives, included are amounts settled during the period of ($6,855), ($410), ($8,928) and ($1,569), respectively	$(14,461)	$8,902	$(21,223)	$23,633
	$(14,461)	$8,902	$(21,223)	$23,633

Stock and Incentive Compensation

During the first six months of 2018, we granted awards covering 1,250,880 shares of restricted stock. These awards had an estimated fair value as of their grant date of $24.4 million. Compensation expense will be recognized over the three year vesting periods, and during the six months of 2018, we recognized $3.7 million in compensation expense and capitalized $0.6 million for these awards. During the first six months of 2018, we recognized compensation expense of $9.5 million for all of our restricted stock and capitalized $1.0 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 13 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first six months of 2018 and 2017, the total we received for all of these fees was $0.1 million and less than $0.1 million, respectively. Our proportionate share of assets, liabilities, and net income relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements.

New Accounting Pronouncements

Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. The FASB issued ASU 2018-07, to improve financial reporting for nonemployee share-based payments. The amendment expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. The amendment will be effective for years beginning after December 15, 2019, and interim periods within those years. This amendment will not have a material impact on our financial statements.

Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the FASB issued ASU 2018-05 which updates the FASB’s Accounting Standards Codification to reflect the guidance in SAB 118, which adds Section EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” to SAB Topic 5, “Miscellaneous Accounting.” SAB 118 also provides guidance on applying ASC 740, Income Taxes, if the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 is incomplete when the financial statements are issued for a reporting period.

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

Leases. The FASB has issued ASU 2016-02. The amendment will require lessees to recognize at the commencement date of the lease a lease liability which is the lessee's obligation to make lease payments arising from the lease, measured on a discounted basis; and a right-of-use asset, which represents the lessee's right to use a specified asset for the lease term. Lessor accounting is largely unchanged. In January 2018, the FASB issued ASU 2018-01, "Leases - Land Easement practical expedient for Transition to Topic 842", which provides clarifying guidance regarding land easements and adds practical expedients. Further amendments were issued under ASU 2018-10. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842),” as an amendment to ASU 2016-02, “Leases (Topic 842) Targeted Improvements” which provides entities with an additional transition method in which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment also provides a practical expedient for lessors. At this time, we are still evaluating these expedients. For public companies, these amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard will not apply to leases of mineral rights. We have an implementation team working through the provisions of the new guidance including a review of different types of contracts to document our lease portfolio and assess the impact on our accounting, disclosures, processes, internal control over financial reporting, and the election of certain practical expedients. Our evaluation of the impact of the new guidance on our financial statements is on-going.

Adopted Standards

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The FASB issued ASU 2018-02, an amendment which provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings caused by the Tax Cuts and Jobs Act of 2017. The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We adopted this amendment early and it had no material effect to our financial statements. We previously used 37.75% to calculate the tax effect on AOCI and now we are using 24.5%. The change is reflected in our Unaudited Condensed Consolidated Statements of Comprehensive Income and in Note 14 - Equity.

Revenue from Contracts with Customers. Effective January 1, 2018, we adopted ASC 606. This new revenue standard provides for a five-step analysis of transactions to determine when and how revenue is to be recognized. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five step method outlined in the ASU to all of our revenue streams in the scope of ASC 606 and elected the modified retrospective approach method. Under that approach the cumulative effect on adoption is recognized as an adjustment to opening retained earnings at January 1, 2018. Only our mid-stream segment was affected. This adjustment related to the timing of revenue on certain demand fees. Both our oil and natural gas and contract drilling segments had no retained earnings adjustment. Comparative prior periods have not been adjusted and continue to be reported under ASC 605.

The additional disclosures required by ASC 606 have been included in Note 2 – Revenue from Contracts with Customers.

Our internal control framework did not materially change as a result of this standard, but the existing internal controls have been modified to consider our new revenue recognition policy effective January 1, 2018. As we implement the new standard, we have added internal controls to ensure that we adequately evaluate new contracts under the five-step model under ASU 2014-09.

Results of Operations
Quarter Ended June 30, 2018 versus Quarter Ended June 30, 2017
Provided below is a comparison of selected operating and financial data:

	Quarter Ended June 30,		Percent Change (1)
	2018	2017
	(In thousands unless otherwise specified)
Total revenue	$203,303	$170,581	19%
Net income	$8,150	$9,059	(10)%
Net income attributable to non-controlling interest	$2,362	$—	—%
Net income attributable to Unit Corporation	$5,788	$9,059	(36)%

Oil and Natural Gas:
Revenue	$102,318	$83,173	23%
Operating costs excluding depreciation, depletion, and amortization	$32,418	$32,758	(1)%
Depreciation, depletion, and amortization	$31,554	$23,558	34%

Average oil price received (Bbl)	$56.46	$46.96	20%
Average NGLs price received (Bbl)	$22.18	$14.91	49%
Average natural gas price received (Mcf)	$2.18	$2.45	(11)%
Oil production (Bbl)	693,000	714,000	(3)%
NGLs production (Bbl)	1,230,000	1,136,000	8%
Natural gas production (Mcf)	13,738,000	12,007,000	14%
Depreciation, depletion, and amortization rate (Boe)	$7.14	$5.76	24%

Contract Drilling:
Revenue	$46,926	$39,255	20%
Operating costs excluding depreciation	$31,894	$27,239	17%
Depreciation	$13,726	$13,769	—%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	32.2	28.8	12%
Average dayrate on daywork contracts	$17,330	$15,962	9%

Mid-Stream:
Revenue	$54,059	$48,153	12%
Operating costs excluding depreciation and amortization	$39,703	$36,042	10%
Depreciation and amortization	$11,175	$10,849	3%

Gas gathered—Mcf/day	391,047	383,440	2%
Gas processed—Mcf/day	160,506	135,002	19%
Gas liquids sold—gallons/day	676,503	525,920	29%

Corporate and other:
General and administrative expense	$8,712	$8,713	—%
Other depreciation	$1,918	$1,904	1%
Gain on disposition of assets	$161	$248	(35)%
Other income (expense):
Interest income	$411	$—	—%
Interest expense	$(8,140)	$(9,467)	(14)%
Gain (loss) on derivatives	$(14,461)	$8,902	NM
Other	$5	$6	(17)%
Income tax expense	$2,029	$6,379	(68)%
Average long-term debt outstanding	$646,123	$816,649	(21)%
Average interest rate	6.7%	6.0%	12%
_________________________

(1)	NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues increased $19.1 million or 23% in the second quarter of 2018 as compared to the second quarter of 2017 primarily due to higher oil and NGLs prices and higher NGLs and natural gas production volumes. In the second quarter of 2018, as compared to the second quarter of 2017, oil production decreased 3%, natural gas production increased 14%, and NGLs production increased 8%. Average oil prices increased 20% to $56.46 per barrel, average natural gas prices decreased 11% to $2.18 per Mcf, and NGLs prices increased 49% to $22.18 per barrel.

Oil and natural gas operating costs decreased $0.3 million or 1% between the comparative second quarters of 2018 and 2017 due to lower saltwater disposal expenses and the impact of the ASC 606 Revenue Recognition reclass partially offset by higher lease operating expenses (LOE).

Depreciation, depletion, and amortization (DD&A) increased $8.0 million or 34% due primarily to a 24% increase in the DD&A rate and an 9% increase in equivalent production. The increase in our DD&A rate in the second quarter of 2018 compared to the second quarter of 2017 resulted primarily from the cost of wells drilled in the last six months of 2017 and the first six months of 2018.

Contract Drilling

Drilling revenues increased $7.7 million or 20% in the second quarter of 2018 versus the second quarter of 2017. The increase was due primarily to a 12% increase in the average number of drilling rigs in use and an 9% increase in the average dayrate. Average drilling rig utilization increased from 28.8 drilling rigs in the second quarter of 2017 to 32.2 drilling rigs in the second quarter of 2018.

Drilling operating costs increased $4.7 million or 17% between the comparative second quarters of 2018 and 2017. The increase was due primarily to more drilling rigs operating. Contract drilling depreciation was essentially unchanged.

Mid-Stream

Our mid-stream revenues increased $5.9 million or 12% in the second quarter of 2018 as compared to the second quarter of 2017 due primarily to increases in gas and liquids sold and increases in NGLs and condensate prices partially offset by decreased natural gas prices. Gas sales decreased 21% due to a 32% decrease in prices partially offset by a 17% increase in gas sales volumes. Gas processed volumes per day increased 19% between the comparative quarters primarily due to additional wells connected to our processing systems and increased offload volumes. Gas gathered volumes per day increased 2% between the comparative quarters primarily due to connecting new wells to our systems.

Operating costs increased $3.7 million or 10% in the second quarter of 2018 compared to the second quarter of 2017 primarily due to higher gas purchase volumes and higher field direct and general and administrative expenses due to increased employee cost and from a $250,000 monthly service fee for outside services. Depreciation and amortization increased $0.3 million, or 3%, primarily due to new capital assets placed in service.

Gain on Disposition of Assets

There was an $0.2 million gain on disposition of assets in the second quarter of 2018 primarily due to the sale of drilling rig components and vehicles, compared to a gain of $0.2 million for the disposition of assets in the second quarter of 2017 primarily due to the sale of vehicles.

Other Income (Expense)

Interest expense, net of capitalized interest, decreased $1.3 million between the comparative second quarters of 2018 and 2017 due primarily to a 21% decrease in average long-term debt outstanding in the second quarter of 2018 and increased interest capitalized partially offset by a higher average interest rate. We had interest earned of $0.4 million from the cash in our investment account from the excess proceeds from the sale of 50% of Superior. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the second quarter of 2018 was $4.3 million compared to $4.0 million in the second quarter of 2017, and was netted against our gross interest of $12.4 million and $13.5 million for the second quarters of 2018 and 2017, respectively. Our average interest rate increased from 6.0% in the second quarter of 2017 to 6.7% in the second quarter of 2018 and our average debt outstanding was $170.5 million lower in the second quarter of 2018 as compared to the second quarter of 2017 primarily due to the pay down of the Unit credit agreement in the second quarter of 2018.

Gain (Loss) on Derivatives

Gain (loss) on derivatives decreased $23.4 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax expense decreased $4.4 million between the comparative second quarters of 2018 and 2017 primarily due to decreased pre-tax income and lower statutory tax rate due to the 2017 Tax Act, and elimination of non-controlling interest income. Our effective tax rate was 19.9% for the second quarter of 2018 compared to 41.3% for the second quarter of 2017. The rate change was again primarily due to the lower federal statutory tax rate due to the 2017 Tax Act and elimination of non-controlling interest income. There was no current income tax expense in the second quarter of 2018 or 2017. We did not pay any income taxes in the second quarter of 2018. Under the guidance in ASC 810, Consolidation, we have determined that Superior is a VIE. The tax effects related to the gain recognized on the sale have been recorded to Capital in excess of par value.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017
Provided below is a comparison of selected operating and financial data:

	Six Months Ended June 30,		Percent Change
	2018	2017
	(In thousands unless otherwise specified)
Total revenue	$408,435	$346,305	18%
Net income	$16,015	$24,988	(36)%
Net income attributable to non-controlling interest	$2,362	$—	—%
Net income attributable to Unit Corporation	$13,653	$24,988	(45)%

Oil and Natural Gas:
Revenue	$205,417	$170,771	20%
Operating costs excluding depreciation, depletion, and amortization	$68,380	$61,962	10%
Depreciation, depletion, and amortization	$62,337	$45,084	38%

Average oil price received (Bbl)	$55.76	$47.77	17%
Average NGLs price received (Bbl)	$21.65	$16.34	32%
Average natural gas price received (Mcf)	$2.40	$2.57	(7)%
Oil production (Bbl)	1,429,000	1,357,000	5%
NGLs production (Bbl)	2,425,000	2,233,000	9%
Natural gas production (Mcf)	27,237,000	24,232,000	12%
Depreciation, depletion, and amortization rate (Boe)	$7.08	$5.58	27%

Contract Drilling:
Revenue	$92,915	$76,440	22%
Operating costs excluding depreciation	$63,561	$56,466	13%
Depreciation	$27,038	$26,616	2%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	31.9	27.2	17%
Average dayrate on daywork contracts	$17,184	$15,905	8%

Mid-Stream:
Revenue	$110,103	$99,094	11%
Operating costs excluding depreciation and amortization	$81,307	$73,746	10%
Depreciation and amortization	$22,228	$21,667	3%

Gas gathered—Mcf/day	382,005	386,893	(1)%
Gas processed—Mcf/day	155,799	130,804	19%
Gas liquids sold—gallons/day	627,305	511,969	23%

Corporate and other:
General and administrative expense	$19,474	$17,667	10%
Other depreciation	$3,836	$3,645	5%
Gain on disposition of assets	$322	$1,072	(70)%
Other income (expense):
Interest income	$411	$—	—%
Interest expense	$(18,144)	$(18,863)	(4)%
Gain (loss) on derivatives	$(21,223)	$23,633	(190)%
Other	$11	$9	22%
Income tax expense	$5,636	$20,315	(72)%
Average long-term debt outstanding	$733,167	$814,485	(10)%
Average interest rate	6.4%	6.0%	7%

Oil and Natural Gas

Oil and natural gas revenues increased $34.6 million or 20% in the first six months 2018 as compared to the first six months of 2017 primarily due to higher oil and NGLs prices and higher production volumes. In the first six months of 2018, as compared to the first six months of 2017, oil production increased 5%, natural gas production increased 12%, and NGLs production increased 9%. Average oil prices increased 17% to $55.76 per barrel, average natural gas prices decreased 7% to $2.40 per Mcf, and NGLs prices increased 32% to $21.65 per barrel.

Oil and natural gas operating costs increased $6.4 million or 10% between the comparative first six months of 2018 and 2017 due to higher LOE and gross production tax partially offset by the impact of the ASC 606 Revenue Recognition reclass.

DD&A increased $17.3 million or 38% due primarily to a 27% increase in our DD&A rate and a 10% increase in equivalent production. The increase in our DD&A rate in the first six months of 2018 compared to the first six months of 2017 resulted primarily from the cost of wells drilled in the last six months of 2017 and the first six months of 2018.

Contract Drilling

Drilling revenues increased $16.5 million or 22% in the first six months of 2018 versus the first six months of 2017. The increase was due primarily to a 17% increase in the average number of drilling rigs in use and an a 8% increase in the average dayrate. Average drilling rig utilization increased from 27.2 drilling rigs in the first six months of 2017 to 31.9 drilling rigs in the first six months of 2018.

Drilling operating costs increased $7.1 million or 13% between the comparative first six months of 2018 and 2017. The increase was due primarily to more drilling rigs operating. Contract drilling depreciation increased $0.4 million or 2% also due primarily to more drilling rigs operating and from additional capital expenditures.

Mid-Stream

Our mid-stream revenues increased $11.0 million or 11% in the first six months of 2018 as compared to the first six months of 2017 due primarily to an increase in NGLs and condensate prices along with an increase in gas, NGLs, and condensate volumes sold partially offset by a decrease in natural gas prices. Gas processed volumes per day increased 19% between the comparative periods primarily due to connecting new wells at the Cashion and Hemphill processing facilities. Gas gathered volumes per day decreased 1% between the comparative periods primarily due to declines in existing volumes mainly in the Appalachian area mostly offset by connecting new wells at the Cashion and Hemphill facilities.

Operating costs increased $7.6 million or 10% in the first six months of 2018 compared to the first six months of 2017 primarily due to increased purchase volumes partially offset by a decrease in gas purchase prices. Field direct and general and administrative expenses increased due to increased employee cost and from a $250,000 monthly outside service fee incurred in the second quarter. Depreciation and amortization increased $0.6 million, or 3%, primarily due to new capital assets placed into service.

Other Depreciation

Other depreciation increased 5% during the first six months of 2018 compared to the first six months of 2017 due primarily to the ERP accounting and reporting system that was implemented during the first quarter of 2017.

General and Administrative

Corporate general and administrative expenses increased $1.8 million or 10% in the first six months of 2018 compared to the first six months of 2017 primarily due to higher employee costs.

Gain on Disposition of Assets

There was an $0.3 million gain on disposition of assets in the first six months of 2018 primarily due to the sale of drilling rig components and vehicles, compared to a gain of $1.1 million for the disposition of assets in the first six months of 2017 primarily due to the sale of a corporate aircraft and vehicles.

Other Income (Expense)

Interest expense, net of capitalized interest, decreased $0.7 million between the comparative first six months of 2018 and 2017 due primarily to a 10% decrease in the average long-term debt outstanding and an increase in interest capitalized partially offset by a higher average interest rate. We had interest earned of $0.4 million from the excess cash in our investment account from the sale of 50% of Superior. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first six months of 2018 was $7.9 million compared to $7.8 million in the first six months of 2017, and was netted against our gross interest of $26.1 million and $26.7 million for the first six months of 2018 and 2017, respectively. Our average interest rate increased from 6.0% to 6.4% and our average debt outstanding was $81.3 million lower in the first six months of 2018 as compared to the first six months of 2017 primarily due to the pay down of our Unit credit agreement in the second quarter of 2018.

Gain (Loss) on Derivatives

Gain (loss) on derivatives decreased $44.9 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Expense

Income tax expense decreased $14.7 million between the comparative first six months of 2018 and 2017 primarily due to decreased pre-tax income, lower statutory tax rate due to the 2017 Tax Act, and elimination of non-controlling interest income. Our effective tax rate was 26.0% for the first six months of 2018 compared to 44.8% for the first six months of 2017. The decrease was again primarily due to the lower federal statutory tax rate due to the 2017 Tax Act, elimination of non-controlling interest income, and to a lesser extent, smaller deferred income tax expense related to our restricted stock vestings in the first six months of 2018 as compared to the first six months of 2017. There was no current income tax expense or benefit in the first six months of 2018 or 2017. We did not pay any income taxes in the first six months of 2018. Under the guidance in ASC 810, Consolidation, we have determined that Superior is a VIE. The tax effects related to the gain recognized on the sale have been recorded to Capital in excess of par value.

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

•	our projected production guidelines for the year;

•	our anticipated capital budgets;

•	our financial condition and liquidity;

•	the number of wells our oil and natural gas segment plans to drill or rework during the year;

•	our intended use of the proceeds from the sale of 50% of the interest we owned in our mid-stream segment; and

•	our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may have to record in future periods.

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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months 2018 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $440,000 per month ($5.3 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $229,000 per month ($2.7 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $392,000 per month ($4.7 million annualized) change in our pre-tax operating cash flow.

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

At June 30, 2018, these derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jul'18 – Sep'18	Natural gas – swap	40,000 MMBtu/day	$2.985	IF – NYMEX (HH)
Oct'18	Natural gas – swap	30,000 MMBtu/day	$3.005	IF – NYMEX (HH)
Nov’18 – Dec'18	Natural gas – swap	20,000 MMBtu/day	$3.013	IF – NYMEX (HH)
Jan'19 – Dec'19	Natural gas – swap	10,000 MMBtu/day	$2.810	IF – NYMEX (HH)
Jul'18 – Oct'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.190)	NGPL TEXOK
Jul'18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.678)	PEPL
Jul'18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.568)	NGPL MIDCON
Nov’18 – Dec'18	Natural gas – basis swap	10,000 MMBtu/day	$(0.208)	IF – NYMEX (HH)
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.728)	PEPL
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.625)	NGL MIDCON
Jan'19 – Dec'19	Natural gas – basis swap	30,000 MMBtu/day	$(0.265)	NGPL TEXOK
Jan'20 – Dec'20	Natural gas – basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jul'18 – Sep'18	Natural gas – collar	30,000 MMBtu/day	$2.67 - $2.97	IF – NYMEX (HH)
Jul'18 – Dec'18	Natural gas – three-way collar	20,000 MMBtu/day	$3.00 - $2.50 - $3.51	IF – NYMEX (HH)
Jul'18 – Dec'18	Crude oil – swap	4,000 Bbl/day	$53.52	WTI – NYMEX
Jul'18 – Dec'18	Crude oil – price differential risk	500 Bbl/day	$7.00	LLS/WTI
Jul'18 – Dec'18	Crude oil – three-way collar	2,000 Bbl/day	$47.50 - $37.50 - $56.08	WTI – NYMEX
Jan'19 – Dec'19	Crude oil – three-way collar	2,000 Bbl/day	$57.50 - $47.50 - $71.90	WTI – NYMEX
Jul'18 – Sep'18	NGLs – swap (1)	1,500 Bbl/day	$32.14	OPIS – Mont Belvieu
_______________________
(1)    Type of NGLs involved is propane.

After June 30, 2018, the following derivative was entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'19 – Dec'19	Natural gas – basis swap	10,000 MMBtu/day	$(0.590)	PEPL

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreements and the Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreements may be fixed at the LIBOR Rate for periods of up to 180 days. As of July 20, 2018, we did not have any outstanding debt under our credit agreements. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls under the Exchange Act in ensuring the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported in our periodic SEC filings relating to the company (including its consolidated subsidiaries) and is accumulated and communicated to the CEO, CFO, and management as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of June 30, 2018 due to a material weakness in ICFR described below.

Material Weakness in Internal Control Over Financial Reporting. A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls to verify the proper presentation and disclosure of our interim and annual consolidated financial statements. Specifically, our controls were not sufficiently precise to allow for the effective review of the underlying information used in the preparation of the consolidated financial statements, nor verify that transactions were appropriately presented. This control deficiency led to a misstatement that resulted in the revision of our statement of cash flows for the year ended December 31, 2017, and the restatement of our statement of cash flows for the interim period ended March 31, 2018. This material weakness could result in misstatements of the annual or interim consolidated financial statements or disclosures that would not be prevented or detected.

Plan for Remediation of the Material Weakness. We have begun to take steps that we believe will address the underlying cause of the material weakness, including a redesign of the control related to the preparation and review of the consolidated financial statements, as well as the need to conduct enhanced controls and policy training for employees responsible for preparing and reviewing of the consolidated financial statements.

Management believes the measures described above and others that have been implemented will remediate the material weakness that we have identified. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address this control deficiency or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures.

Changes in Internal Controls. There were no other changes in our internal control over financial reporting (ICFR) during the quarter ended June 30, 2018, that materially affected our ICFR or are reasonably likely to materially affect it, as defined in Rule 13a – 15(f) under the Exchange Act.

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

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended June 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	—	$—	—	—
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
Total	—	$—	—	—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1 (a)
Credit Agreement, dated May 10, 2018, by and among Superior Pipeline Company, L.L.C. and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 16, 2018).

10.1 (b)
First Amendment to Credit Agreement, dated June 27, 2018, by and among Superior Pipeline Company, L.L.C. and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders).

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

Unit Corporation

Date:	August 9, 2018	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	August 9, 2018	By: /s/ Les Austin
LES AUSTIN
Senior Vice President and Chief Financial Officer