Form 10-Q
period 2019-09-30
UNIT CORP
filed 2019-11-08
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
As of October 18, 2019, 55,531,603 shares of the issuer's common stock were outstanding.
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
•the possibility of security threats, including terrorist attacks and cybersecurity breaches, against, or otherwise impacting our facilities and systems;
•our projected production guidelines for the year;
•our anticipated capital budgets;
•our financial condition and liquidity (including our ability to refinance our senior subordinated notes);
•the amount of debt may limit our ability to obtain financing for acquisitions, make us more vulnerable to adverse economic conditions, and make it more difficult for us to make payments on our debt;
•the possibility that covenants in our credit agreement or the indentures governing our outstanding notes may limit our discretion in the operation of our business, prohibit us from engaging in beneficial transactions, or lead to the accelerated payment of our debt;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(In thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$612	$6,452
Accounts receivable, net of allowance for doubtful accounts of $2,504 and $2,531 at September 30, 2019 and December 31, 2018, respectively	77,994	119,397
Materials and supplies	524	473
Current derivative asset (Note 11)	5,959	12,870
Income taxes receivable	2,405	2,054
Assets held for sale (Note 4)	17,299	22,511
Prepaid expenses and other	12,472	6,602
Total current assets	117,265	170,359
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	6,312,461	6,018,568
Unproved properties not being amortized	282,356	330,216
Drilling equipment	1,290,222	1,284,419
Gas gathering and processing equipment	806,862	767,388
Saltwater disposal systems	69,499	68,339
Corporate land and building	59,080	59,081
Transportation equipment	30,088	29,524
Other	57,431	57,507
	8,907,999	8,615,042
Less accumulated depreciation, depletion, amortization, and impairment	6,522,621	6,182,726
Net property and equipment	2,385,378	2,432,316
Goodwill (Note 2)	—	62,808
Non-current derivative asset (Note 11)	128	—
Right of use asset (Note 13)	7,315	—
Other assets	29,823	32,570
Total assets (1)	$2,539,909	$2,698,053

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	September 30, 2019	December 31, 2018
	(In thousands except share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,414	$149,945
Accrued liabilities (Note 6)	73,274	49,664
Current operating lease liability (Note 13)	4,291	—
Current portion of other long-term liabilities (Note 7)	15,402	14,250
Total current liabilities	173,381	213,859
Long-term debt less issuance costs (Note 7)	784,352	644,475
Non-current derivative liability (Note 11)	107	293
Operating lease liability (Note 13)	2,800	—
Other long-term liabilities (Note 7)	96,360	101,234
Deferred income taxes	91,676	144,748
Commitments and contingencies (Note 14)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 55,531,603 and 54,055,600 shares issued as of September 30, 2019 and December 31, 2018, respectively	10,590	10,414
Capital in excess of par value	644,042	628,108
Accumulated other comprehensive loss	—	(481)
Retained earnings	534,115	752,840
Total shareholders’ equity attributable to Unit Corporation	1,188,747	1,390,881
Non-controlling interests in consolidated subsidiaries	202,486	202,563
Total shareholders' equity	1,391,233	1,593,444
Total liabilities(1) and shareholders’ equity	$2,539,909	$2,698,053
_______________________
(1)Unit Corporation's consolidated total assets as of September 30, 2019 include total current and long-term assets of its variable interest entity (VIE) (Superior Pipeline Company, L.L.C.) of $24.1 million and $427.4 million, respectively, which can only settle obligations of the VIE. Unit Corporation's consolidated total liabilities as of September 30, 2019 include total current and long-term liabilities of the VIE of $29.4 million and $15.8 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. Unit Corporation's consolidated total assets as of December 31, 2018 include total current and long-term assets of the VIE of $40.1 million and $423.3 million, respectively, which can only settle obligations of the VIE. Unit Corporation's consolidated total liabilities as of December 31, 2018 include total current and long-term liabilities of the VIE of $42.8 million and $14.7 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. See Note 15 – Variable Interest Entity Arrangements.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$78,045	$111,623	$241,955	$317,040
Contract drilling	37,596	50,612	131,788	143,527
Gas gathering and processing	39,798	57,823	136,533	167,926
Total revenues	155,439	220,058	510,276	628,493
Expenses:
Operating costs:
Oil and natural gas	35,364	32,139	104,320	100,519
Contract drilling	28,796	32,032	89,505	95,593
Gas gathering and processing	28,493	43,134	100,339	124,441
Total operating costs	92,653	107,305	294,164	320,553
Depreciation, depletion, and amortization	70,214	63,537	198,632	178,976
Impairments (Note 2)	234,880	—	234,880	—
General and administrative	10,094	9,278	29,899	28,752
(Gain) loss on disposition of assets	231	(253)	1,424	(575)
Total operating expenses	408,072	179,867	758,999	527,706
Income (loss) from operations	(252,633)	40,191	(248,723)	100,787
Other income (expense):
Interest, net	(9,534)	(7,945)	(27,067)	(25,678)
Gain (loss) on derivatives	4,237	(4,385)	5,232	(25,608)
Other, net	(622)	6	(611)	17
Total other income (expense)	(5,919)	(12,324)	(22,446)	(51,269)
Income (loss) before income taxes	(258,552)	27,867	(271,169)	49,518
Income tax expense (benefit):
Deferred	(50,763)	6,744	(53,081)	12,380
Total income taxes	(50,763)	6,744	(53,081)	12,380
Net income (loss)	(207,789)	21,123	(218,088)	37,138
Net income (loss) attributable to non-controlling interest	(903)	2,224	811	4,586
Net income (loss) attributable to Unit Corporation	$(206,886)	$18,899	(218,899)	32,552
Net income (loss) attributable to Unit Corporation per common share (Note 5):
Basic	$(3.91)	$0.36	$(4.14)	$0.63
Diluted	$(3.91)	$0.36	$(4.14)	$0.62

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$(207,789)	$21,123	$(218,088)	$37,138
Other comprehensive income (loss), net of taxes:
Unrealized loss on securities, net of tax of $0, ($13), $0, ($60)	—	(38)	—	(179)
Reclassification adjustment for write-down of securities, net of tax of ($45), $0, ($47), $0	487	—	481	—
Comprehensive income (loss)	(207,302)	21,085	(217,607)	36,959
Less: Comprehensive income (loss) attributable to non-controlling interest	(903)	2,224	811	4,586
Comprehensive income (loss) attributable to Unit Corporation	$(206,399)	$18,861	$(218,418)	$32,373

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2019
	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, June 30, 2019	$10,590	$638,769	$(487)	$741,001	$203,359	$1,593,232
Net loss	—	—	—	(206,886)	(903)	(207,789)
Reclassification adjustment for write-down of securities, net of tax of ($45))	—	—	487	—	—	487
Total comprehensive loss						(207,302)
Activity in employee compensation plans ((5,313) shares)	—	5,273	—	—	30	5,303
Balances, September 30, 2019	$10,590	$644,042	$—	$534,115	$202,486	$1,391,233

	Nine Months Ended September 30, 2019
	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, December 31, 2018	$10,414	$628,108	$(481)	$752,840	$202,563	$1,593,444
Cumulative effect adjustment for adoption of ASUs (Notes 1 and 12)	—	—	—	174	—	174
Net income (loss)	—	—	—	(218,899)	811	(218,088)
Reclassification adjustment for write-down of securities, net of tax of ($47))	—	—	481	—	—	481
Total comprehensive loss						(217,607)
Distributions to non-controlling interest	—	—	—	—	(918)	(918)
Activity in employee compensation plans (1,476,003 shares)	176	15,934	—	—	30	16,140
Balances, September 30, 2019	$10,590	$644,042	$—	$534,115	$202,486	$1,391,233

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2018
	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, June 30, 2018	$10,414	$622,120	$(65)	$811,781	$199,404	$1,643,654
Net income	—	—	—	18,899	2,224	21,123
Other comprehensive loss (net of tax of ($13))	—	—	(38)	—	—	(38)
Total comprehensive income						21,085
Transaction costs associated with sale of non-controlling interest	—	(49)	—	—	—	(49)
Activity in employee compensation plans ((25,661) shares)	—	4,675	—	—	—	4,675
Balances, September 30, 2018	$10,414	$626,746	$(103)	$830,680	$201,628	$1,669,365

	Nine Months Ended September 30, 2018
	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, December 31, 2017	$10,280	$535,815	$63	$799,402	$—	$1,345,560
Cumulative effect adjustment for adoption of ASUs	—	—	13	(1,274)	—	(1,261)
Net income	—	—	—	32,552	4,586	37,138
Other comprehensive loss (net of tax of ($60))	—	—	(179)	—	—	(179)
Total comprehensive income						36,959
Contributions	—	102,958	—	—	197,042	300,000
Transaction costs associated with sale of non-controlling interest	—	(2,303)	—	—	—	(2,303)
Tax effect of the sale of non-controlling interest	—	(24,300)	—	—	—	(24,300)
Activity in employee compensation plans (1,183,571 shares)	134	14,576	—	—	—	14,710
Balances, September 30, 2018	$10,414	$626,746	$(103)	$830,680	$201,628	$1,669,365

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(218,088)	$37,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	198,632	178,976
Impairments (Note 2)	234,880	—
Amortization of debt issuance costs and debt discount (Note 7)	1,677	1,645
(Gain) loss on derivatives (Note 11)	(5,232)	25,608
Cash receipts (payments) on derivatives settled, net (Note 11)	11,829	(18,040)
Deferred tax expense (benefit)	(53,081)	12,380
(Gain) loss on disposition of assets	1,424	(575)
Stock compensation plans	17,027	17,397
Contract assets and liabilities, net (Note 3)	(1,930)	(3,671)
Other, net	2,332	2,835
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	38,821	(10,611)
Accounts payable	(31,606)	(14,867)
Material and supplies	(51)	—
Accrued liabilities	17,086	16,242
Other, net	5,730	(2,975)
Net cash provided by operating activities	219,450	241,482
INVESTING ACTIVITIES:
Capital expenditures	(364,954)	(304,054)
Producing properties and other acquisitions	(3,345)	(769)
Proceeds from disposition of assets	10,506	25,316
Net cash used in investing activities	(357,793)	(279,507)
FINANCING ACTIVITIES:
Borrowings under credit agreement	392,200	71,200
Payments under credit agreement	(254,000)	(249,200)
Payments on finance leases	(2,984)	(2,869)
Proceeds from investments in non-controlling interest	—	300,000
Employee taxes paid by withholding shares	(4,080)	(4,947)
Transaction costs associated with sale of non-controlling interest	—	(2,303)
Distributions to non-controlling interest	(918)	—
Bank overdrafts	2,285	17,000
Net cash provided by financing activities	132,503	128,881
Net increase (decrease) in cash and cash equivalents	(5,840)	90,856
Cash and cash equivalents, beginning of period	6,452	701
Cash and cash equivalents, end of period	$612	$91,557

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	$13,686	$14,418
Income taxes	—	3,600
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	40,210	(28,770)
Non-cash (addition) reduction to oil and natural gas properties related to asset retirement obligations	1,906	8,546

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PREPARATION AND PRESENTATION

The unaudited condensed consolidated financial statements in this report include the accounts of Unit Corporation and all its subsidiaries and affiliates and have been prepared under the rules and regulations of the SEC. The terms “company,” “Unit,” “we,” “our,” “us,” or like terms refer to Unit Corporation, a Delaware corporation, and one or more of its subsidiaries and affiliates, except as otherwise indicated or as the context otherwise requires. We consolidate the activities of Superior Pipeline Company, L.L.C. (Superior), a 50/50 joint venture between Unit Corporation and SP Investor Holdings, LLC, which qualifies as a Variable Interest Entity (VIE) under generally accepted accounting principles in the United States (GAAP). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power to direct those activities that most significantly affect the economic performance of Superior as further described in Note 15 - Variable Interest Entity Arrangements.

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

In the opinion of our management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments (including the elimination of all intercompany transactions) necessary to fairly state:

•Balance Sheets as of September 30, 2019 and December 31, 2018;
•Statements of Operations for the three and nine months ended September 30, 2019 and 2018;
•Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018;
•Statements of Changes in Shareholders' Equity for the three and nine months ended September 30, 2019 and 2018; and
•Statements of Cash Flows for the nine months ended September 30, 2019 and 2018.

Our financial statements are prepared in conformity with GAAP, which requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and notes. Actual results may differ from those estimates. Results for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results we may realize for the full year of 2019, or that we realized for the full year of 2018.

Certain amounts in this report for prior periods have been reclassified to conform to current year presentation. There was no impact to consolidated net income (loss) or shareholders' equity.

Accounting Changes - Recent Accounting Pronouncements - Adopted

As of January 1, 2019, we adopted Leases - Topic 842 (ASC 842) using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods. This new lease standard is explained further in Note 9 – New Accounting Pronouncements.

The additional disclosures required by ASC 842 have been included in Note 13 – Leases.

As of September 30, 2019, we adopted Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment to simplify the measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. This new standard is explained further in Note 9 – New Accounting Pronouncements.

NOTE 2 – IMPAIRMENTS

Oil and Natural Gas Properties

Full cost accounting rules require us to review the carrying value of our oil and natural gas properties at the end of each quarter. Under those rules, the maximum amount allowed as the carrying value is called the ceiling. The ceiling is the sum of the present value (using a 10% discount rate) of the estimated future net revenues from our proved reserves (using the unescalated 12-month average price of our oil, NGLs, and natural gas), plus the cost of properties not being amortized, plus the lower of cost or estimated fair value of unproved properties in the costs being amortized, less related income taxes. If the net book value of the oil, NGLs, and natural gas properties being amortized exceeds the full cost ceiling, the excess amount is charged to expense in the period during which the excess occurs, even if prices are depressed for only a short while. Once incurred, a write-down of oil and natural gas properties is not reversible.

We determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $50.0 million of cost being added to the total of our capitalized costs being amortized in the third quarter of 2019. We did not have any in 2018. We incurred a non-cash ceiling test write-down of $169.3 million pre-tax ($127.9 million, net of tax) in the third quarter of 2019. We had no non-cash ceiling test write-downs in the first two quarters of 2019 or for all of 2018.

Goodwill

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually. Our annual goodwill impairment test is performed on December 31. Testing goodwill for impairment is also performed when events indicate a triggering event may have occurred outside of our normal testing period.

During the third quarter of 2019, we determined a triggering event had occurred within our contract drilling reporting unit due to a decline in the number of rigs being used and the overall market performance of the contract drilling industry. As a result, we performed an interim goodwill impairment test as of September 30, 2019. To determine the fair value of this reporting unit, we used the income approach. The income approach estimates the fair value by discounting the reporting unit's estimated future cash flows using our estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date.

Based on the projected discounted cash flows, we recognized a goodwill impairment charge of $62.8 million, pre-tax ($59.7 million, net of tax) which represents the total goodwill previously reported on our condensed consolidated balance sheets.

Long-Lived Assets

Due to the triggering event within the contract drilling reporting unit, we performed a recoverability test of long-lived assets within the segment. Based on the results of the undiscounted projected future cash flows of the asset group, the undiscounted projected future cash flows of the asset group exceeded the group's carrying value as of September 30, 2019 and therefore no long-lived asset impairment was recorded for the group.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under three segments: oil and natural gas, contract drilling, and mid-stream. This is how we disaggregate our revenue and how we report our segment revenue (as reflected in Note 16 – Industry Segment Information). Revenue from the oil and natural gas segment is from sales of our oil and natural gas production. Revenue from the contract drilling segment comes from contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on period. Revenue from the mid-stream segment is derived from gathering, transporting, and processing natural gas and NGLs and selling those commodities. We sell the hydrocarbons (from our oil and natural gas and mid-stream segments) to other mid-stream and downstream oil and gas companies.

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

Contract Drilling Revenues

We have evaluated the mobilization and de-mobilization charges due under our outstanding drilling contracts. The impact of those charges to the financial statements was immaterial. As of September 30, 2019, we had 19 contract drilling contracts with terms ranging from one month to almost three years.

Most of our drilling contracts have an original term of less than one year. The remaining performance obligations under the contracts with a longer duration are not material.

Mid-stream Contracts Revenues

Revenues are generated from fees earned for gas gathering and processing services provided to a customer. The typical revenue contracts used by this segment are gas gathering and processing agreements. These tables show the changes in our mid-stream contract asset and contract liability balances during the nine months ended September 30, 2019:

Contract Assets		Amount
		(In thousands)
Balance at December 31, 2018	(1)	$13,164
Amounts invoiced in excess of revenue recognized		(165)
Balance at September 30, 2019	(1)	$12,999
_______________________
1.At December 31, 2018, total contract assets are included in prepaid expenses and other and other assets of $0.3 million and $12.9 million, respectively, in our Consolidated Balance Sheet. At September 30, 2019, total contract assets included prepaid expenses and other and other assets of $5.0 million and $8.0 million, respectively, in our Condensed Consolidated Balance Sheet.

Contract Liabilities		Amount
		(In thousands)
Balance at December 31, 2018	(1)	$9,882
New contract		60
Revenue included in beginning balance		(2,155)
Balance at September 30, 2019	(1)	$7,787

______________________
1.At December 31, 2018, total contract liabilities are included in current portion of other long-term liabilities and other long-term liabilities of $2.9 million and $7.0 million, respectively, in our Consolidated Balance Sheet. At September 30, 2019, total contract liabilities included current portion of other long-term liabilities and other long-term liabilities of $2.9 million and $4.9 million, respectively, in our Condensed Consolidated Balance Sheet.

Included below is the fixed revenue we will earn over the remaining term of the contracts and excludes all variable consideration to be earned with the associated contract.

Contract	Remaining Term of Contract	October - December 2019	2020	2021	2022	2023 and Beyond	Total Remaining Impact to Revenue
		(In thousands)
Demand fee contracts	3-9 years	$646	$(3,775)	$(3,501)	$1,382	$36	$(5,212)

NOTE 4 – DIVESTITURES

Oil and Natural Gas

We sold $2.2 million of non-core oil and natural gas assets, net of related expenses, during the first nine months of 2019, compared to $22.3 million during the first nine months of 2018. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized.

Contract Drilling

In December 2018, we removed 41 drilling rigs and other equipment from service. We estimated the fair value of the 41 drilling rigs based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, we recorded a pre-tax non-cash write-down of approximately $147.9 million. During the first nine months of 2019, we sold four of these drilling rigs and some of the other equipment to unaffiliated third parties. The proceeds of those sales, less costs to sell, was more than the applicable $5.2 million net book value resulting in a gain of $0.5 million. The remaining drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $17.3 million.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Information related to the calculation of earnings (loss) per share attributable to Unit Corporation is as follows:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the three months ended September 30, 2019
Basic loss attributable to Unit Corporation per common share	$(206,886)	52,950	$(3.91)
Effect of dilutive stock options and restricted stock	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(206,886)	52,950	$(3.91)
For the three months ended September 30, 2018
Basic earnings attributable to Unit Corporation per common share	$18,899	52,068	$0.36
Effect of dilutive stock options and restricted stock	—	1,072	—
Diluted earnings attributable to Unit Corporation per common share	$18,899	53,140	$0.36

Because of the net loss for the three months ended September 30, 2019, approximately 20,000 weighted average shares of stock options and restricted stock were antidilutive and were excluded from the earnings per share calculation above.

The following table shows the number of stock options (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Three Months Ended
	September 30,
	2019	2018
Stock options	42,000	66,500
Average exercise price	$48.56	$44.42

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the nine months ended September 30, 2019
Basic loss attributable to Unit Corporation per common share	$(218,899)	52,814	$(4.14)
Effect of dilutive stock options and restricted stock	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(218,899)	52,814	$(4.14)
For the nine months ended September 30, 2018
Basic earnings attributable to Unit Corporation per common share	$32,552	51,951	$0.63
Effect of dilutive stock options and restricted stock	—	808	(0.01)
Diluted earnings attributable to Unit Corporation per common share	$32,552	52,759	$0.62

Because of the net loss for the nine months ended September 30, 2019, approximately 185,000 weighted average shares of stock options and restricted stock were antidilutive and were excluded from the earnings per share calculation above.

The following table shows the number of stock options (and their average exercise price) excluded because their option exercise prices were greater than the average market price of our common stock:

	Nine Months Ended
	September 30,
	2019	2018
Stock options	42,000	66,500
Average exercise price	$48.56	$44.42

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consisted of:

	September 30, 2019	December 31, 2018
	(In thousands)
Employee costs	$19,373	$22,056
Interest payable	17,483	6,635
Lease operating expenses	10,069	12,756
Taxes	9,811	1,378
Customer prepayments	8,683	—
Third-party credits	2,611	2,129
Other	5,244	4,710
Total accrued liabilities	$73,274	$49,664
NOTE 7 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

As of the date indicated, our long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Unit credit agreement with an average interest rate of 4.0% at September 30, 2019	$134,100	$—
Superior credit agreement with an average interest rate of 6.0% at September 30, 2019	4,100	—
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	788,200	650,000
Less: unamortized discount	(1,138)	(1,623)
Less: debt issuance costs, net	(2,710)	(3,902)
Total long-term debt	$784,352	$644,475

Unit Credit Agreement. We have engaged in discussions with the lenders under our Senior Credit Agreement (Unit credit agreement) to enter into an amendment to the Unit credit agreement to, among other things, permit the issuance of new Second Lien Senior Secured Notes (the New Notes), the incurrence of guarantees of the New Notes and the grant of liens securing the New Notes, each of which is currently not permitted under the Unit credit agreement. See Note 18 hereto for a description of our Exchange Offer for the New Notes.

Our Unit credit agreement is scheduled to mature on the earlier of (a) October 18, 2023, (b) November 16, 2020, to the extent that, on or before that date, all senior subordinated notes (the Notes) are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023, and (c) any earlier date on which the commitment amounts under the Unit credit agreement are reduced to zero or otherwise terminated. Under that agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $1.0 billion. Effective September 26, 2019, our elected commitment amount and borrowing base are both $275.0 million. We are currently charged a commitment fee of 0.375% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. Total fees of $3.3 million in origination, agency, syndication, and other related fees are being amortized over the life of the agreement. Under the agreement, we have pledged as collateral 80% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties.

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

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the Unit credit agreement. Effective September 26, 2019, our borrowing base was reduced from $425.0 million to $275.0 million.

At our election, any part of the outstanding debt under the Unit credit agreement can be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the LIBOR base for the term plus 1.50% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the Unit credit agreement but in no event less than LIBOR plus 1.00% plus a margin. The credit agreement provides that if ICE Benchmark Administration no longer reports the LIBOR or Administrative Agent determines in good faith that the rate so reported no longer accurately reflects the rate available to Lender in the London Interbank Market or if such index no longer exists or accurately reflects the rate available to Administrative Agent in the London Interbank Market, Administrative Agent may select a replacement index. Interest is payable at the end of each month or at the end of each LIBOR contract and the principal may be repaid in whole or in part at any time, without a premium or penalty. At September 30, 2019, we had $134.1 million outstanding borrowings under the Unit credit agreement.

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

As of September 30, 2019, we were in compliance with these covenants.

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

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. The agreement also contains several customary covenants that restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, sign sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, sign hedging arrangements, and acquire or dispose of assets. As of September 30, 2019, Superior complied with these covenants.

The borrowings under the Superior credit agreement will fund capital expenditures and acquisitions, provide general working capital, and for letters of credit for Superior. As of September 30, 2019, we had $4.1 million outstanding borrowings under the Superior credit agreement.

On June 27, 2018, Superior and the lenders amended the Superior credit agreement to revise certain definitions in the agreement.

Superior's credit agreement is not guaranteed by Unit.

6.625% Senior Subordinated Notes. We have an aggregate principal amount of $650.0 million, 6.625% senior subordinated notes (the Notes) outstanding. Interest on the Notes is payable semi-annually (in arrears) on May 15 and November 15 of each year. The Notes mature on May 15, 2021. In issuing the Notes, we incurred fees of $14.7 million that are being amortized as debt issuance cost until maturity.

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

We may redeem all or, occasionally, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, unless the company has exercised its right to redeem all of the Notes, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. As of May 15, 2019, we may redeem the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest on the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We complied with all covenants of the Notes as of September 30, 2019.

We may occasionally seek to retire or purchase our outstanding Notes debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Asset retirement obligation (ARO) liability	$64,072	$64,208
Workers’ compensation	12,090	12,738
Finance lease obligations	8,395	11,380
Contract liability	7,787	9,881
Separation benefit plans	10,028	8,814
Deferred compensation plan	6,017	5,132
Gas balancing liability	3,373	3,331
	111,762	115,484
Less current portion	15,402	14,250
Total other long-term liabilities	$96,360	$101,234

Estimated annual principal payments under the terms of our long-term debt and other long-term liabilities during the five successive twelve-month periods beginning October 1, 2019 (and through 2024) are $15.4 million, $694.0 million, $5.0 million, $6.9 million, and $136.1 million, respectively.

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

The following table shows certain information about our estimated AROs for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
ARO liability, January 1:	$64,208	$69,444
Accretion of discount	1,770	1,829
Liability incurred	4,325	244
Liability settled	(2,805)	(3,907)
Liability sold	(1,721)	(105)
Revision of estimates (1)	(1,705)	(4,778)
ARO liability, September 30:	64,072	62,727
Less current portion	3,033	1,451
Total long-term ARO	$61,039	$61,276
_______________________
1.Plugging liability estimates were revised in both 2019 and 2018 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

Measurement of Credit Losses on Financial Instruments (Topic 326). The FASB issued ASU 2016-13 which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. The amendment will be effective for reporting periods after December 15, 2019. We are currently evaluating the impact this will have on our consolidated financial statements by reviewing our accounts receivable accounts and our historic credit losses. We do not expect this standard to have a material impact.

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The FASB issued ASU 2018-13 to modify the disclosure requirements in Topic 820. Part of the disclosures were removed or modified, and other disclosures were added. The amendment will be effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. Also, it is permitted to early adopt any removed or modified disclosure and delay adoption of the additional disclosures until their effective date. This amendment will not have a material impact on our financial statements.

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

The additional disclosures required by ASC 842 have been included in Note 13 – Leases.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. The amendment will be effective prospectively for reporting periods beginning after December 15, 2019. We have early adopted this amendment and it did not have a material impact on our financial statements.

NOTE 10 – STOCK-BASED COMPENSATION

For restricted stock awards and stock options, we had:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Recognized stock compensation expense	$4.5	$4.1	$13.0	$13.6
Capitalized stock compensation cost for our oil and natural gas properties	0.7	0.6	2.0	1.6
Tax benefit on stock-based compensation	1.1	1.0	3.2	3.3
The remaining unrecognized compensation cost related to unvested awards at September 30, 2019 is approximately $18.9 million, of which $2.6 million is anticipated to be capitalized. The weighted average period over which this cost will be recognized is 0.8 of a year.

Our Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) and to non-employee directors. There are 7,230,000 shares of the company's common stock authorized for issuance to eligible participants under the amended plan with 2,000,000 shares being the maximum number of shares that can be issued as "incentive stock options."

We did not grant any stock options during either of the three or nine month periods ending September 30, 2019 or 2018. We did not grant any restricted stock awards during either of the three-month periods ending September 30, 2019 or 2018. This table shows the fair value of restricted stock awards granted to employees and non-employee directors during the periods indicated:

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	Time Vested	Performance Vested	Time Vested	Performance Vested
Shares granted:
Employees	927,173	424,070	844,498	362,070
Non-employee directors	72,784	—	44,312	—
	999,957	424,070	888,810	362,070
Estimated fair value (in millions): (1)
Employees	$14.6	$7.1	$16.2	$7.3
Non-employee directors	0.9	—	0.9	—
	$15.5	$7.1	$17.1	$7.3
Percentage of shares granted expected to be distributed:
Employees	95%	52%	95%	74%
Non-employee directors	100%	N/A	100%	N/A
_______________________
1.The performance shares represent 100% of the grant date fair value. (We recognize the grant date fair value minus estimated forfeitures.)

The time vested restricted stock awards granted during the first nine months of 2019 and 2018 are being recognized over a three-year vesting period. During the first quarter of 2019 and 2018, two performance vested restricted stock awards were granted to certain executive officers. The first cliff vests three years from the grant date based on the company's achievement of certain stock performance measures (TSR) at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second vests, one-third each year, over a three-year vesting period subject to the company's achievement of cash flow to total assets (CFTA) performance measurement each year and will range from 0% to 200%. Based on a probability assessment of the selected TSR performance criteria at September 30, 2019, the participants are estimated to receive 4% of the 2019 and 53% of the 2018 performance-based shares. We expense the CFTA performance award at target or 100%. The total aggregate stock compensation expense and capitalized cost related to oil and natural gas properties for 2019 awards for the first nine months of 2019 was $6.9 million.

NOTE 11 – DERIVATIVES

Commodity Derivatives

We have signed various types of derivative transactions covering some of our projected natural gas and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of September 30, 2019, these hedges made up our derivative transactions:

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

At September 30, 2019, these derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Oct'19	Natural gas - swap	60,000 MMBtu/day	$2.900	IF - NYMEX (HH)
Nov'19 - Dec'19	Natural gas - swap	40,000 MMBtu/day	$2.900	IF - NYMEX (HH)
Oct'19 - Dec'19	Natural gas - basis swap	20,000 MMBtu/day	$(0.659)	PEPL
Oct'19 - Dec'19	Natural gas - basis swap	10,000 MMBtu/day	$(0.625)	NGPL MIDCON
Oct'19 - Dec'19	Natural gas - basis swap	30,000 MMBtu/day	$(0.265)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	20,000 MMBtu/day	$(0.455)	PEPL
Oct'19 - Dec'19	Natural gas - collar	20,000 MMBtu/day	$2.63-$3.03	IF - NYMEX (HH)
Oct'19 - Dec'19	Crude oil - swap	2,000 Bbl/day	$59.80	WTI - NYMEX
Oct'19 - Dec'19	Crude oil - three-way collar	4,000 Bbl/day	$61.25 - $51.25 - $72.93	WTI - NYMEX

After September 30, 2019, the following derivatives were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'20 - Dec'20	Natural gas - three-way collar	30,000 MMBtu/day	$2.50 - $2.20 - $2.80	IF - NYMEX (HH)
Jan'21 - Dec'21	Natural gas - basis swap	30,000 MMBtu/day	$(0.215)	NGPL TEXOK

The following tables present the fair values and locations of the derivative transactions recorded in our Unaudited Condensed Consolidated Balance Sheets:

		Derivative Assets
		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In thousands)
Commodity derivatives:
Current	Current derivative asset	$5,959	$12,870
Long-term	Non-current derivative asset	128	—
Total derivative assets		$6,087	$12,870

		Derivative Liabilities
		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
		(In thousands)
Commodity derivatives:
Current	Current derivative liability	$—	$—
Long-term	Non-current derivative liability	107	293
Total derivative liabilities		$107	$293

All our counterparties are subject to master netting arrangements. If we have a legal right of set-off, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets.

Following is the effect of derivative instruments on the Unaudited Condensed Consolidated Statements of Operations at September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Gain (loss) on derivatives:
Gain (loss) on derivatives, included are amounts settled during the period of $6,515, ($9,112), $11,829, and ($18,040), respectively	$4,237	$(4,385)	$5,232	$(25,608)
	$4,237	$(4,385)	$5,232	$(25,608)

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The inputs available to us determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	September 30, 2019
	Level 1	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$—	$3,770	$2,711	$(394)	$6,087
Liabilities	—	(501)	—	394	(107)
Total commodity derivatives	—	3,269	2,711	—	5,980
Equity securities	—	—	—	—	—
	$—	$3,269	$2,711	$—	$5,980

	December 31, 2018
	Level 1	Level 2	Level 3	Effect of Netting	Net Amounts Presented
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$—	$3,225	$10,964	$(1,319)	$12,870
Liabilities	—	(1,278)	(334)	1,319	(293)
Total commodity derivatives	—	1,947	10,630	—	12,577
Equity securities	194	—	—	—	194
	$194	$1,947	$10,630	$—	$12,771

All our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post cash collateral with our counterparties and no collateral has been posted as of September 30, 2019.

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

The following table is a reconciliation of our Level 3 fair value measurements:

	Net Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Beginning of period	$3,945	$(6,135)	$10,630	$(206)
Total gains or losses (realized and unrealized):
Included in earnings (1)	2,393	(3,700)	(980)	(12,324)
Settlements	(3,627)	2,316	(6,939)	5,011
End of period	$2,711	$(7,519)	$2,711	$(7,519)
Total losses for the period included in earnings attributable to the change in unrealized gain (loss) relating to assets still held at end of period	$(1,234)	$(1,384)	$(7,919)	$(7,313)
_______________________
1.Commodity derivatives are reported in the Unaudited Condensed Consolidated Statements of Operations in gain (loss) on derivatives.

The following table provides quantitative information about our Level 3 unobservable inputs at September 30, 2019:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Oil three-way collars	$2,270	Discounted cash flow	Forward commodity price curve	$0 - $11.80
Natural gas collars	$441	Discounted cash flow	Forward commodity price curve	$0 - $2.43
 _______________________
1.The commodity contracts detailed in this category include non-exchange-traded crude oil three-way collars and natural gas collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be paid or received within the settlement period.

Our valuation at September 30, 2019 reflected that the risk of non-performance was immaterial.

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

At September 30, 2019, the carrying values on the Unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents (composed of bank and money market accounts - classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short-term nature.

Based on the borrowing rates available to us for credit agreement debt with similar terms and maturities and considering the risk of our non-performance, long-term debt under the Unit and Superior credit agreements approximate its fair value and at September 30, 2019 we had $134.1 million of outstanding borrowings under the Unit and $4.1 million under the Superior credit agreements. We had no borrowing under either the Unit or Superior Credit agreements at December 31, 2018. Borrowings under these agreements are classified as Level 2.

The carrying amounts of long-term debt associated with the 2021 Notes, net of unamortized discount and debt issuance costs, reported in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 were $646.2 million and $644.5 million, respectively. The estimated fair value of the Notes using quoted market prices at September 30, 2019 and December 31, 2018 was $492.3 million and $600.5 million, respectively. The Notes would be classified as Level 2.

Fair Value of Non-Financial Instruments

The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant, and equipment. Significant Level 3 inputs used in the calculation of AROs include plugging costs and remaining reserve lives. A reconciliation of our AROs is presented in Note 8 – Asset Retirement Obligations.

NOTE 13 – LEASES

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

We determine whether a contract is or contains a lease at inception of the contract based on whether an identified asset exists and whether we have the right to obtain substantially all the benefit of the assets and to control its use over the full term of the agreement. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate considering both the revolving credit rates and a credit notching approach to discount the lease payments based on information available at lease commencement. There are no material residual value guarantees and no restrictions or covenants included in our lease agreements. Certain of our leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

Related to our oil and natural gas segment, our short-term lease costs include those that are recognized in profit or loss during the period and those that are capitalized as part of the cost of another asset in accordance with other U.S. GAAP. As the costs related to our drilling and production activities are reflected at our net ownership consistent with the principals of proportional consolidation, and lease commitments are generally considered gross as the operator, the costs may not reasonably reflect the company’s short-term lease commitments. As of September 30, 2019, we had an average working interest of 95% in our operated properties.

Practical Expedients and Policies Elected. We elected the hindsight expedient, which allows us to use hindsight in assessing lease term; the package of practical expedients permitted under the guidance, which among other things, allowed us to carry forward the historical lease classification; and the land easement expedient, which allowed us to apply the guidance prospectively at adoption for land easements on existing agreements. We applied the short-term policy election, which allowed us to exclude from recognition on the balance sheet leases with an initial term of 12 months or less. We considered quantitative and qualitative factors when determining the application of the practical expedient that allowed us not to separate lease and non-lease components and are accounting for the agreements as a single lease component.

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

The following table shows supplemental cash flow information related to leases for the nine months of September 30, 2019:

Amount
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,862
Financing cash flows for finance leases	2,984
Lease liabilities recognized in exchange for new operating lease right of use assets	5

The following table shows information about our lease assets and liabilities included in our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019:

	Classification on the Consolidated Balance Sheet	September 30, 2019
		(In thousands)
Assets
Operating right of use assets	Right of use assets	$7,315
Finance right of use assets	Property, plant, and equipment, net	17,946
Total right of use assets		$25,261

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$4,291
Finance lease liabilities	Current portion of other long-term liabilities	4,122
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	2,800
Finance lease liabilities	Other long-term liabilities	4,273
Total lease liabilities		$15,486

The following table shows certain information related to the lease costs for our finance and operating leases for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(In thousands)
Components of total lease cost:
Amortization of finance leased assets	$1,005	$2,985
Interest on finance lease liabilities	91	302
Operating lease cost	1,267	2,914
Short-term lease cost (1)	10,841	32,857
Variable lease cost	93	283
Total lease cost	$13,297	$39,341
_______________________
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $7.0 million and $22.0 million, respectively.

The following table shows certain information related to the weighted average remaining lease terms and the weighted average discount rates for our operating and finance leases:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate (1)
	(In years)
Operating leases	2.0	6.22%
Finance leases	1.9	4.00%
_______________________
1.Our weighted average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our operating lease liabilities as of September 30, 2019:

Amount
(In thousands)
Ending October 1,
2020	$4,609
2021	2,105
2022	635
2023	135
2024	12
2025 and beyond	78
Total future payments	7,574
Less: Interest	483
Present value of future minimum operating lease payments	7,091
Less: Current portion	4,291
Total long-term operating lease payments	$2,800

Finance Leases

In 2014, Superior entered into finance lease agreements for 20 compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The $4.1 million current portion of the finance lease obligations is included in current portion of other long-term liabilities and the non-current portion of $4.3 million is included in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019. These finance leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining related to these leases are $2.8 million and $0.3 million, respectively, at September 30, 2019. Annual payments, net of maintenance and interest, average $4.4 million annually through 2021. At the end of the term, Superior has the option to purchase the assets at 10% of their then fair market value.

The following table sets forth the maturity of our finance lease liabilities as of September 30, 2019:

Amount
Ending October 1,	(In thousands)
2020	$6,168
2021	5,310
Total future payments	11,478
Less payments related to:
Maintenance	2,750
Interest	333
Present value of future minimum finance lease payments	8,395
Less: Current portion	4,122
Total long-term finance lease payments	$4,273

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The employee oil and gas limited partnerships require, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal. In any one year, these repurchases are limited to 20% of the units outstanding. We had $1,700 of repurchases in the first nine months of 2018. The partnerships were terminated in the second quarter of 2019 with an effective date of January 1, 2019 at a repurchase cost of $0.6 million, net of Unit's interest.

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

During the second quarter of 2018, as part of the Superior transaction, we entered into a contractual obligation that commits us to spend $150.0 million to drill wells in the Granite Wash/Buffalo Wallow area over three years starting January 1, 2019. This amount is included in our future drilling plans. For each dollar of the $150.0 million that we do not spend (over the three-year period), we would forgo receiving $0.58 of future distributions from our 50% ownership interest in our consolidated mid-stream subsidiary. At September 30, 2019, if we elected not to drill or spend any additional money in the designated area before December 31, 2021, the maximum amount we could forgo from distributions would be $72.8 million. Total spent towards the $150.0 million as of September 30, 2019 was $24.5 million.

For the next 12 months, we have committed to purchase approximately $3.7 million of compressors and drilling rig components.

NOTE 15 – VARIABLE INTEREST ENTITY ARRANGEMENTS

On April 3, 2018 we sold 50% of the ownership interest in Superior. The 50% interest in Superior we sold was acquired by SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager. Superior will be governed and managed under the Amended and Restated Limited Liability Company Agreement and the MSA. The MSA is between our affiliate, SPC Midstream Operating, L.L.C. (the Operator) and Superior. The Operator is owned 100% by Unit Corporation. Under the guidance in ASC 810, Consolidation, we have determined that Superior is a VIE. The two variable interests applicable to Unit include the 50% equity investment in Superior and the MSA. The MSA houses the power to direct the activities that most significantly impact Superior's operating performance. The MSA is a separate variable interest. Unit, through the MSA, has the power to direct Superior’s most significant activities; reciprocally the equity investors lack the power to direct the activities that most significantly impact the entity’s economic performance. Because of this, Unit is considered the primary beneficiary. There have been no changes to the primary beneficiary during the quarter ended September 30, 2019.

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

The carrying value of Superior's assets and liabilities, after eliminations of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)

Current assets:
Cash and cash equivalents	$3	$5,841
Accounts receivable	18,215	33,207
Prepaid expenses and other	5,921	1,049
Total current assets	24,139	40,097
Property and equipment:
Gas gathering and processing equipment	806,862	767,388
Transportation equipment	3,373	3,086
	810,235	770,474
Less accumulated depreciation, depletion, amortization, and impairment	399,574	364,740
Net property and equipment	410,661	405,734
Right of use asset	5,464	—
Other assets	11,307	17,551
Total assets	$451,571	$463,382

Current liabilities:
Accounts payable	$13,850	$32,214
Accrued liabilities	5,156	3,688
Current operating lease liability	3,334	—
Current portion of other long-term liabilities	7,017	6,875
Total current liabilities	29,357	42,777
Long-term debt	4,100	—
Operating lease liability	1,938	—
Other long-term liabilities	9,774	14,687
Total liabilities	$45,169	$57,464

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

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended September 30, 2019
	Oil and Natural Gas	Contract Drilling	Mid-stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$78,045	$—	$—	$—	$—	$78,045
Contract drilling	—	38,626	—	—	(1,030)	37,596
Gas gathering and processing	—	—	48,585	—	(8,787)	39,798
Total revenues	78,045	38,626	48,585	—	(9,817)	155,439
Expenses:
Operating costs:
Oil and natural gas	36,621	—	—	—	(1,257)	35,364
Contract drilling	—	29,913	—	—	(1,117)	28,796
Gas gathering and processing	—	—	36,023	—	(7,530)	28,493
Total operating costs	36,621	29,913	36,023	—	(9,904)	92,653
Depreciation, depletion, and amortization	43,587	12,845	11,847	1,935	—	70,214
Impairments	169,806	62,809	2,265	—	—	234,880
Total expenses	250,014	105,567	50,135	1,935	(9,904)	397,747
General and administrative	—	—	—	10,094	—	10,094
(Gain) loss on disposition of assets	(28)	288	(28)	(1)	—	231
Income (loss) from operations	(171,941)	(67,229)	(1,522)	(12,028)	87	(252,633)
Gain on derivatives	—	—	—	4,237	—	4,237
Interest, net	—	—	(448)	(9,086)	—	(9,534)
Other	—	(627)	—	5	—	(622)
Income (loss) before income taxes	$(171,941)	$(67,856)	$(1,970)	$(16,872)	$87	$(258,552)
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Three Months Ended September 30, 2018
	Oil and Natural Gas	Contract Drilling	Mid-stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$111,623	$—	$—	$—	$—	$111,623
Contract drilling	—	58,012	—	—	(7,400)	50,612
Gas gathering and processing	—	—	82,882	—	(25,059)	57,823
Total revenues	111,623	58,012	82,882	—	(32,459)	220,058
Expenses:
Operating costs:
Oil and natural gas	33,400	—	—	—	(1,261)	32,139
Contract drilling	—	38,246	—	—	(6,214)	32,032
Gas gathering and processing	—	—	66,932	—	(23,798)	43,134
Total operating costs	33,400	38,246	66,932	—	(31,273)	107,305
Depreciation, depletion, and amortization	35,460	14,889	11,265	1,923	—	63,537
Total expenses	68,860	53,135	78,197	1,923	(31,273)	170,842
General and administrative	—	—	—	9,278	—	9,278
Gain on disposition of assets	(7)	(230)	(16)	—	—	(253)
Income (loss) from operations	42,770	5,107	4,701	(11,201)	(1,186)	40,191
Loss on derivatives	—	—	—	(4,385)	—	(4,385)
Interest, net	—	—	(381)	(7,564)	—	(7,945)
Other	—	—	—	6	—	6
Income (loss) before income taxes	$42,770	$5,107	$4,320	$(23,144)	(1,186)	$27,867
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Nine Months Ended September 30, 2019
	Oil and Natural Gas	Contract Drilling	Mid-stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$241,955	$—	$—	$—	$—	$241,955
Contract drilling	—	147,598	—	—	(15,810)	131,788
Gas gathering and processing	—	—	173,724	—	(37,191)	136,533
Total revenues	241,955	147,598	173,724	—	(53,001)	510,276
Expenses:
Operating costs:
Oil and natural gas	108,148	—	—	—	(3,828)	104,320
Contract drilling	—	103,688	—	—	(14,183)	89,505
Gas gathering and processing	—	—	133,702	—	(33,363)	100,339
Total operating costs	108,148	103,688	133,702	—	(51,374)	294,164
Depreciation, depletion, and amortization	118,105	39,048	35,675	5,804	—	198,632
Impairments	169,806	62,809	2,265	—	—	234,880
Total expenses	396,059	205,545	171,642	5,804	(51,374)	727,676
General and administrative	—	—	—	29,899	—	29,899
(Gain) loss on disposition of assets	(166)	1,737	(136)	(11)	—	1,424
Income (loss) from operations	(153,938)	(59,684)	2,218	(35,692)	(1,627)	(248,723)
Gain on derivatives	—	—	—	5,232	—	5,232
Interest, net	—	—	(1,129)	(25,938)	—	(27,067)
Other	—	(627)	—	16	—	(611)
Income (loss) before income taxes	$(153,938)	$(60,311)	$1,089	$(56,382)	$(1,627)	$(271,169)
_______________________ ____________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Nine Months Ended September 30, 2018
	Oil and Natural Gas	Contract Drilling	Mid-stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$317,040	$—	$—	$—	$—	$317,040
Contract drilling	—	161,489	—	—	(17,962)	143,527
Gas gathering and processing	—	—	232,938	—	(65,012)	167,926
Total revenues	317,040	161,489	232,938	—	(82,974)	628,493
Expenses:
Operating costs:
Oil and natural gas	104,234	—	—	—	(3,715)	100,519
Contract drilling	—	111,121	—	—	(15,528)	95,593
Gas gathering and processing	—	—	185,738	—	(61,297)	124,441
Total operating costs	104,234	111,121	185,738	—	(80,540)	320,553
Depreciation, depletion, and amortization	97,797	41,927	33,493	5,759	—	178,976
Total expenses	202,031	153,048	219,231	5,759	(80,540)	499,529
General and administrative	—	—	—	28,752	—	28,752
Gain on disposition of assets	(136)	(314)	(95)	(30)	—	(575)
Income (loss) from operations	115,145	8,755	13,802	(34,481)	(2,434)	100,787
Loss on derivatives	—	—	—	(25,608)	—	(25,608)
Interest, net	—	—	(834)	(24,844)	—	(25,678)
Other	—	—	—	17	—	17
Income (loss) before income taxes	$115,145	$8,755	$12,968	(84,916)	$(2,434)	$49,518
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investments in our subsidiaries. Our wholly owned subsidiaries are the guarantors of our Notes. On April 3, 2018, we sold 50% of the ownership interest in our mid-stream segment, Superior and that company and its subsidiaries are no longer guarantors of the 2021 Notes. Instead of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying unaudited condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X.

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

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$505	$104	$3	$—	$612
Accounts receivable, net of allowance for doubtful accounts of $2,504 (Guarantor of $1,299 and Parent of $1,205)	1,863	62,662	20,900	(7,431)	77,994
Materials and supplies	—	524	—	—	524
Current derivative asset	5,959	—	—	—	5,959
Income taxes receivable	2,405	—	—	—	2,405
Assets held for sale	—	17,299	—	—	17,299
Prepaid expenses and other	2,879	3,673	5,920	—	12,472
Total current assets	13,611	84,262	26,823	(7,431)	117,265
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	—	6,312,461	—	—	6,312,461
Unproved properties not being amortized	—	282,356	—	—	282,356
Drilling equipment	—	1,290,222	—	—	1,290,222
Gas gathering and processing equipment	—	—	806,862	—	806,862
Saltwater disposal systems	—	69,499	—	—	69,499
Corporate land and building	—	59,080	—	—	59,080
Transportation equipment	9,713	17,002	3,373	—	30,088
Other	28,876	28,555	—	—	57,431
	38,589	8,059,175	810,235	—	8,907,999
Less accumulated depreciation, depletion, amortization, and impairment	32,217	6,090,830	399,574	—	6,522,621
Net property and equipment	6,372	1,968,345	410,661	—	2,385,378
Intercompany receivable	1,093,689	—	—	(1,093,689)	—
Goodwill	—	—	—	—	—
Investments	964,822	—	—	(964,822)	—
Non-current derivative asset	128	—	—	—	128
Right of use asset	52	1,855	5,464	(56)	7,315
Other assets	8,558	9,958	11,307	—	29,823
Total assets	$2,087,232	$2,064,420	$454,255	$(2,065,998)	$2,539,909

	September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,223	$64,771	$13,851	$(7,431)	$80,414
Accrued liabilities	39,000	27,350	7,392	(468)	73,274
Current operating lease liability	22	941	3,334	(6)	4,291
Current portion of other long-term liabilities	1,069	7,316	7,023	(6)	15,402
Total current liabilities	49,314	100,378	31,600	(7,911)	173,381
Intercompany debt	—	1,093,642	47	(1,093,689)	—
Long-term debt less debt issuance costs	780,252	—	4,100	—	784,352
Non-current derivative liability	107	—	—	—	107
Operating lease liability	29	883	1,938	(50)	2,800
Other long-term liabilities	14,367	72,219	10,376	(602)	96,360
Deferred income taxes	54,416	37,260	—	—	91,676
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—	—	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 55,531,603 shares issued	10,590	—	—	—	10,590
Capital in excess of par value	644,042	45,921	197,042	(242,963)	644,042
Contributions from Unit	—	—	1,272	(1,272)	—
Accumulated other comprehensive loss	—	—	—	—	—
Retained earnings	534,115	714,117	5,394	(719,511)	534,115
Total shareholders’ equity attributable to Unit Corporation	1,188,747	760,038	203,708	(963,746)	1,188,747
Non-controlling interests in consolidated subsidiaries	—	—	202,486	—	202,486
Total shareholders' equity	1,188,747	760,038	406,194	(963,746)	1,391,233
Total liabilities and shareholders’ equity	$2,087,232	$2,064,420	$454,255	$(2,065,998)	$2,539,909

	December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$403	$208	$5,841	$—	$6,452
Accounts receivable, net of allowance for doubtful accounts of $2,531 (Guarantor of $1,326 and Parent of $1,205)	2,539	94,526	36,676	(14,344)	119,397
Materials and supplies	—	473	—	—	473
Current derivative asset	12,870	—	—	—	12,870
Income tax receivable	243	1,811	—	—	2,054
Assets held for sale	—	22,511	—	—	22,511
Prepaid expenses and other	1,993	3,560	1,049	—	6,602
Total current assets	18,048	123,089	43,566	(14,344)	170,359
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	—	6,018,568	—	—	6,018,568
Unproved properties not being amortized	—	330,216	—	—	330,216
Drilling equipment	—	1,284,419	—	—	1,284,419
Gas gathering and processing equipment	—	—	767,388	—	767,388
Saltwater disposal systems	—	68,339	—	—	68,339
Corporate land and building	—	59,081	—	—	59,081
Transportation equipment	9,273	17,165	3,086	—	29,524
Other	28,584	28,923	—	—	57,507
	37,857	7,806,711	770,474	—	8,615,042
Less accumulated depreciation, depletion, amortization, and impairment	27,504	5,790,481	364,741	—	6,182,726
Net property and equipment	10,353	2,016,230	405,733	—	2,432,316
Intercompany receivable	950,916	—	—	(950,916)	—
Goodwill	—	62,808	—	—	62,808
Investments	1,160,444	—	—	(1,160,444)	—
Other assets	8,225	6,793	17,552	—	32,570
Total assets	$2,147,986	$2,208,920	$466,851	$(2,125,704)	$2,698,053

	December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,697	$122,610	$32,214	$(13,576)	$149,945
Accrued liabilities	28,230	16,409	5,493	(468)	49,664
Current portion of other long-term liabilities	812	6,563	6,875	—	14,250
Total current liabilities	37,739	145,582	44,582	(14,044)	213,859
Intercompany debt	—	948,707	2,209	(950,916)	—
Long-term debt less debt issuance costs	644,475	—	—	—	644,475
Non-current derivative liability	293	—	—	—	293
Other long-term liabilities	13,134	73,713	14,687	(300)	101,234
Deferred income taxes	60,983	83,765	—	—	144,748
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—	—	—	—
Common stock, $.20 par value, 175,000,000 shares authorized, 54,055,600 shares issued	10,414	—	—	—	10,414
Capital in excess of par value	628,108	45,921	197,042	(242,963)	628,108
Contributions from Unit	—	—	792	(792)	—
Accumulated other comprehensive loss	—	(481)	—	—	(481)
Retained earnings	752,840	911,713	4,976	(916,689)	752,840
Total shareholders’ equity attributable to Unit Corporation	1,391,362	957,153	202,810	(1,160,444)	1,390,881
Non-controlling interests in consolidated subsidiaries	—	—	202,563	—	202,563
Total shareholders' equity	1,391,362	957,153	405,373	(1,160,444)	1,593,444
Total liabilities and shareholders’ equity	$2,147,986	$2,208,920	$466,851	$(2,125,704)	$2,698,053

Condensed Consolidating Statements of Operations (Unaudited)

	Three Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$116,671	$48,585	$(9,817)	$155,439
Expenses:
Operating costs	—	66,534	36,023	(9,904)	92,653
Depreciation, depletion, and amortization	1,935	56,432	11,847	—	70,214
Impairments	—	232,615	2,265	—	234,880
General and administrative	—	10,094	—	—	10,094
(Gain) loss on disposition of assets	(1)	260	(28)	—	231
Total operating costs	1,934	365,935	50,107	(9,904)	408,072
Income (loss) from operations	(1,934)	(249,264)	(1,522)	87	(252,633)
Interest, net	(9,086)	—	(448)	—	(9,534)
Gain on derivatives	4,237	—	—	—	4,237
Other, net	5	(627)	—	—	(622)
Loss before income taxes	(6,778)	(249,891)	(1,970)	87	(258,552)
Income tax benefit	(1,982)	(48,781)	—	—	(50,763)
Equity in net earnings from investment in subsidiaries, net of taxes	(202,090)	—	—	202,090	—
Net loss	(206,886)	(201,110)	(1,970)	202,177	(207,789)
Less: net loss attributable to non-controlling interest	—	—	(903)	—	(903)
Net loss attributable to Unit Corporation	$(206,886)	$(201,110)	$(1,067)	$202,177	$(206,886)

	Three Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$169,635	$82,882	$(32,459)	$220,058
Expenses:
Operating costs	—	71,646	66,932	(31,273)	107,305
Depreciation, depletion, and amortization	1,923	50,349	11,265	—	63,537
General and administrative	—	9,252	26	—	9,278
Gain on disposition of assets	—	(237)	(16)	—	(253)
Total operating costs	1,923	131,010	78,207	(31,273)	179,867
Income (loss) from operations	(1,923)	38,625	4,675	(1,186)	40,191
Interest, net	(7,564)	—	(381)	—	(7,945)
Loss on derivatives	(4,385)	—	—	—	(4,385)
Other, net	6	(1)	1	—	6
Income (loss) before income taxes	(13,866)	38,624	4,295	(1,186)	27,867
Income tax expense (benefit)	(3,688)	9,839	593	—	6,744
Equity in net earnings from investment in subsidiaries, net of taxes	29,077	—	—	(29,077)	—
Net income	18,899	28,785	3,702	(30,263)	21,123
Less: net income attributable to non-controlling interest	—	—	2,224	—	2,224
Net income attributable to Unit Corporation	$18,899	$28,785	$1,478	$(30,263)	$18,899

	Nine Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$389,553	$173,724	$(53,001)	$510,276
Expenses:
Operating costs	—	211,836	133,702	(51,374)	294,164
Depreciation, depletion, and amortization	5,804	157,153	35,675	—	198,632
Impairments	—	232,615	2,265	—	234,880
General and administrative	—	29,899	—	—	29,899
(Gain) loss on disposition of assets	(11)	1,571	(136)	—	1,424
Total operating costs	5,793	633,074	171,506	(51,374)	758,999
Income (loss) from operations	(5,793)	(243,521)	2,218	(1,627)	(248,723)
Interest, net	(25,938)	—	(1,129)	—	(27,067)
Gain on derivatives	5,232	—	—	—	5,232
Other, net	16	(627)	—	—	(611)
Income (loss) before income taxes	(26,483)	(244,148)	1,089	(1,627)	(271,169)
Income tax benefit	(6,529)	(46,552)	—	—	(53,081)
Equity in net earnings from investment in subsidiaries, net of taxes	(198,945)	—	—	198,945	—
Net income (loss)	(218,899)	(197,596)	1,089	197,318	(218,088)
Less: net income attributable to non-controlling interest	—	—	811	—	811
Net income (loss) attributable to Unit Corporation	$(218,899)	$(197,596)	$278	$197,318	$(218,899)

	Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$478,529	$232,938	$(82,974)	$628,493
Expenses:
Operating costs	—	215,355	185,738	(80,540)	320,553
Depreciation, depletion, and amortization	5,759	139,724	33,493	—	178,976
General and administrative	—	26,136	2,616	—	28,752
Gain on disposition of assets	(30)	(450)	(95)	—	(575)
Total operating costs	5,729	380,765	221,752	(80,540)	527,706
Income (loss) from operations	(5,729)	97,764	11,186	(2,434)	100,787
Interest, net	(24,844)	—	(834)	—	(25,678)
Loss on derivatives	(25,608)	—	—	—	(25,608)
Other, net	17	—	—	—	17
Income (loss) before income taxes	(56,164)	97,764	10,352	(2,434)	49,518
Income tax expense (benefit)	(14,356)	25,299	1,437	—	12,380
Equity in net earnings from investment in subsidiaries, net of taxes	74,360	—	—	(74,360)	—
Net income	32,552	72,465	8,915	(76,794)	37,138
Less: net income attributable to non-controlling interest	—	—	4,586	—	4,586
Net income attributable to Unit Corporation	$32,552	$72,465	$4,329	$(76,794)	$32,552

Condensed Consolidating Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net loss	$(206,886)	$(201,110)	$(1,970)	$202,177	$(207,789)
Other comprehensive loss, net of taxes:
Reclassification adjustment for write-down of securities, net of tax of ($45)	—	487	—	—	487
Comprehensive loss	(206,886)	(200,623)	(1,970)	202,177	(207,302)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(903)	—	(903)
Comprehensive loss attributable to Unit Corporation	$(206,886)	$(200,623)	$(1,067)	$202,177	$(206,399)

	Three Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income	$18,899	$28,785	$3,702	$(30,263)	$21,123
Other comprehensive income, net of taxes:
Unrealized loss on securities, net of tax of ($13)	—	(38)	—	—	(38)
Comprehensive income	18,899	28,747	3,702	(30,263)	21,085
Less: Comprehensive income attributable to non-controlling interests	—	—	2,224	—	2,224
Comprehensive income attributable to Unit Corporation	$18,899	$28,747	$1,478	$(30,263)	$18,861

	Nine Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income (loss)	$(218,899)	$(197,596)	$1,089	$197,318	$(218,088)
Other comprehensive income (loss), net of taxes:
Reclassification adjustment for write-down of securities, net of tax of ($47)	—	481	—	—	481
Comprehensive income (loss)	(218,899)	(197,115)	1,089	197,318	(217,607)
Less: Comprehensive income attributable to non-controlling interests	—	—	811	—	811
Comprehensive income (loss) attributable to Unit Corporation	$(218,899)	$(197,115)	$278	$197,318	$(218,418)

	Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income	$32,552	$72,465	$8,915	$(76,794)	$37,138
Other comprehensive income, net of taxes:
Unrealized loss on securities, net of tax of ($60)	—	(179)	—	—	(179)
Comprehensive income	32,552	72,286	8,915	(76,794)	36,959
Less: Comprehensive income attributable to non-controlling interests	—	—	4,586	—	4,586
Comprehensive income attributable to Unit Corporation	$32,552	$72,286	$4,329	$(76,794)	$32,373

Condensed Consolidating Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$11,054	$169,838	$38,592	$(34)	$219,450
INVESTING ACTIVITIES:
Capital expenditures	168	(321,840)	(43,282)	—	(364,954)
Producing properties and other acquisitions	—	(3,345)	—	—	(3,345)
Proceeds from disposition of assets	11	10,376	119	—	10,506
Net cash provided by (used in) investing activities	179	(314,809)	(43,163)	—	(357,793)
FINANCING ACTIVITIES:
Borrowings under credit agreement	332,300	—	59,900	—	392,200
Payments under credit agreement	(198,200)	—	(55,800)	—	(254,000)
Intercompany borrowings (advances), net	(143,692)	144,867	(1,209)	34	—
Payments on finance leases	—	—	(2,984)	—	(2,984)
Employee taxes paid by withholding shares	(4,080)	—	—	—	(4,080)
Distributions to non-controlling interest	919	—	(1,837)	—	(918)
Bank overdrafts	1,622	—	663	—	2,285
Net cash provided by (used in) financing activities	(11,131)	144,867	(1,267)	34	132,503
Net increase (decrease) in cash and cash equivalents	102	(104)	(5,838)	—	(5,840)
Cash and cash equivalents, beginning of period	403	208	5,841	—	6,452
Cash and cash equivalents, end of period	$505	$104	$3	$—	$612

	Nine Months Ended September 30, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(98,489)	$215,350	$(3,459)	$128,080	$241,482
INVESTING ACTIVITIES:
Capital expenditures	22	(275,434)	(28,642)	—	(304,054)
Producing properties and other acquisitions	—	(769)	—	—	(769)
Proceeds from disposition of assets	30	25,199	87	—	25,316
Net cash provided by (used in) investing activities	52	(251,004)	(28,555)	—	(279,507)
FINANCING ACTIVITIES:
Borrowings under credit agreement	69,200	—	2,000	—	71,200
Payments under credit agreement	(247,200)	—	(2,000)	—	(249,200)
Intercompany borrowings (advances), net	248,343	35,714	(155,977)	(128,080)	—
Payments on finance leases	—	—	(2,869)	—	(2,869)
Employee taxes paid by withholding shares	(4,947)	—	—	—	(4,947)
Proceeds from investments of non-controlling interest	102,958	—	197,042	—	300,000
Transaction costs associated with sale of non-controlling interest	(2,303)	—	—	—	(2,303)
Bank overdrafts	14,143	—	2,857	—	17,000
Net cash provided by (used in) financing activities	180,194	35,714	41,053	(128,080)	128,881
Net increase in cash and cash equivalents	81,757	60	9,039	—	90,856
Cash and cash equivalents, beginning of period	510	191	—	—	701
Cash and cash equivalents, end of period	$82,267	$251	$9,039	$—	$91,557

NOTE 18 – SUBSEQUENT EVENT

On November 5, 2019, we filed with the SEC a registration statement on Form S-4 (the Registration Statement) and plan to commence an offer to exchange (the Exchange Offer) any and all of our existing 6.625% Senior Subordinated Notes due 2021 (CUSIP No. 909218AB5) (the Notes) for new Second Lien Senior Secured Notes (the New Notes), on the terms and conditions in the Registration Statement. The Exchange Offer is conditioned on either (i) the consummation of an amendment to the Unit credit agreement or (ii) a refinancing or replacement of the Unit credit agreement with a credit facility, in each case that, among other things, permits the issuance of the New Notes, the incurrence of guarantees of the New Notes and the grant of liens securing the New Notes, which condition will not be waived. In connection with the Exchange Offer, we will be soliciting consents from the holders of the Notes to eliminate substantially all of the restrictive covenants from the 2011 Indenture, modify or eliminate certain other provisions in the 2011 Indenture and waive any existing defaults and events of default under the 2011 Indenture as provided in the Registration Statement (the Consent Solicitation). The Exchange Offer has not commenced, and the descriptions of the Exchange Offer herein do not constitute an offer to buy, nor will there be any exchange of the New Notes, other than under the Registration Statement.

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

Fluctuating commodity prices can result in significant changes to our industry and us. Depressed commodity prices, particularly for the extended time, can result in industry wide reductions in drilling activity and spending which reduce the rates for and the number of our drilling rigs we are able to put to work. Such industry wide reductions in drilling activity and spending for extended periods also reduces the rates for and the number of our drilling rigs we can work. In addition, sustained lower commodity prices impact the liquidity condition of some of our industry partners and customers, which could limit their ability to meet their financial obligations to us.

During the last several years, commodity prices have been volatile. Our oil and natural gas segment began using two to three drilling rigs throughout 2017. With improved commodity prices during the first quarter of 2018, our oil and natural gas segment put four of our drilling rigs to work and increased the number to six drilling rigs for a brief period during the third quarter of 2018. We began the first quarter of 2019 with four drilling rigs operating, increased to six during March and through mid-second quarter and ended the second quarter with four drilling rigs operating. The rigs operating at the end of the second quarter completed drilling in July and we did not have any drilling rigs operating the remainder of the third quarter of 2019. Our plans are to reduce our borrowings under our credit agreement through year-end.

The following chart reflects the significant fluctuations in the prices for oil and natural gas:

$80.00
$64.00
$48.00
$32.00
$16.00
$ per Bbl
$4.20
$3.60
$3.00
$2.40
$1.80
$ per MMBtu
9/1/2016
12/1/2016
3/1/2017
6/1/2017
9/1/2017
12/1/2017
3/1/2018
6/1/2018
9/1/2018
12/1/2018
3/1/2019
6/1/2019
9/1/2019
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs:

$50.00
$40.00
$30.00
$20.00
$10.00
$—
$ per Bbl
9/1/2016
12/1/2016
3/1/2017
6/1/2017
9/1/2017
12/1/2017
3/1/2018
6/1/2018
9/1/2018
12/1/2018
3/1/2019
6/1/2019
9/1/2019
Ethane
Propane
Condensate

_________________________
1.NGLs prices reflect a weighted-average, based on production, of Mont Belvieu and Conway prices.

We determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. That determination resulted in $50.0 million of costs associated with the unproved properties being added to the capitalized costs to be amortized. We incurred a non-cash ceiling test write-down in the third quarter of 2019 of $169.3 million pre-tax ($127.9 million, net of tax). We had no non-cash ceiling test write-downs in the first two quarters of 2019 or for all of 2018. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed on October 1, 2019, and only adjust the 12-month average price to an estimated fourth quarter ending average (holding October 2019 prices constant for the remaining two months of the fourth quarter of 2019), our forward looking expectation is that we would recognize an impairment of $142 million pre-tax in the fourth quarter of 2019. We may also determine the value of certain unproved oil and gas properties could further diminish. The actual amount of any write-down may vary significantly from this estimate depending on the final future determination.

For 2019, we believe the number of gross wells we will drill to be 100 to 115 wells (depending on future commodity prices).

Our contract drilling segment completed the construction of one additional BOSS drilling rigs during the third quarter of 2018. During the second quarter and third quarter of 2018, we were awarded term contracts to build our 12th and 13th BOSS drilling rigs. Construction was completed for one of these in January and it was placed into service for a third-party operator. Early in the first quarter of 2019, the other contract was terminated but we were able to find another third-party operator and it was placed into service in February. Our 14th BOSS drilling rig was contracted during the second quarter of 2019. Construction is substantially complete and the new drilling rig will be placed into service in the fourth quarter of 2019. Rig utilization fluctuated over the past year due to commodity prices changing and budget constraints on operators. We expect commodity prices and budget constraints on operators to continue to affect rig utilization throughout 2019. During 2018, utilization increased to a high of 36 drilling rigs but with a decline in commodity prices during the fourth quarter, declined to 32 drilling rigs as of December 31, 2018 and continued to decline to 18 drilling rigs as of September 30, 2019.

During the third quarter of 2019, we determined a triggering event had occurred within our contract drilling reporting unit due to a decline in the number of rigs being used and the overall market performance of the contract drilling industry. As a result, we performed an interim goodwill impairment test as of September 30, 2019. To determine the fair value of this reporting unit, we used the income approach. The income approach estimates the fair value by discounting the reporting unit's estimated future cash flows using our estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date.

Based on the projected discounted cash flows, we recognized goodwill impairment charges of $62.8 million, pre-tax ($59.7 million, net of tax) which represents the total goodwill previously reported on our condensed consolidated balance sheets.

In December 2018, we removed from service 41 drilling rigs, some older top drives, and certain drill pipe that has been reclassed to 'Assets held for sale.' At September 30, 2019, our drilling rig fleet totaled 57 drilling rigs.

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

Executive Summary

Oil and Natural Gas

Third quarter 2019 production from our oil and natural gas segment was 4,394,000 barrels of oil equivalent (Boe), an increase of 6% over the second quarter of 2019 and an increase of 1% over the third quarter of 2018. The increases were primarily due to more wells coming online in the third quarter than the previous quarters.

Third quarter 2019 oil and natural gas revenues were essentially unchanged from the second quarter of 2019 and decreased 30% from the third quarter of 2018. The decrease was primarily from a decrease in commodity prices.

Our oil prices for the third quarter of 2019 decreased 6% from the second quarter of 2019 and decreased 2% from the third quarter of 2018. Our NGLs prices decreased 32% from the second quarter of 2019 and decreased 67% from the third quarter of 2018. Our natural gas prices decreased 2% from the second quarter of 2019 and decreased 19% from the third quarter of 2018.

Operating cost per Boe produced for the third quarter of 2019 decreased 8% from the second quarter of 2019 and increased 9% over the third quarter of 2018. The decrease from the second quarter of 2019 was primarily due to lower lease operating expenses and higher equivalent production partially offset by higher gross production taxes. The increase over the third quarter of 2018 was primarily due to higher lease operating expenses and saltwater disposal expenses.

At September 30, 2019, the following derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Oct'19	Natural gas - swap	60,000 MMBtu/day	$2.900	IF - NYMEX (HH)
Nov'19 - Dec'19	Natural gas - swap	40,000 MMBtu/day	$2.900	IF - NYMEX (HH)
Oct'19 - Dec'19	Natural gas - basis swap	20,000 MMBtu/day	$(0.659)	PEPL
Oct'19 - Dec'19	Natural gas - basis swap	10,000 MMBtu/day	$(0.625)	NGPL MIDCON
Oct'19 - Dec'19	Natural gas - basis swap	30,000 MMBtu/day	$(0.265)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	20,000 MMBtu/day	$(0.455)	PEPL
Oct'19 - Dec'19	Natural gas - collar	20,000 MMBtu/day	$2.63-$3.03	IF - NYMEX (HH)
Oct'19 - Dec'19	Crude oil - swap	2,000 Bbl/day	$59.80	WTI - NYMEX
Oct'19 - Dec'19	Crude oil - three-way collar	4,000 Bbl/day	$61.25 - $51.25 - $72.93	WTI - NYMEX

After September 30, 2019, the following derivatives were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'20 - Dec'20	Natural gas - three-way collar	30,000 MMBtu/day	$2.50 - $2.20 - $2.80	IF - NYMEX (HH)
Jan'21 - Dec'21	Natural gas - basis swap	30,000 MMBtu/day	$(0.215)	NGPL TEXOK

For the three months ended September 30, 2019, we completed drilling 89 gross wells (28.59 net wells). For all of 2019, we anticipate participating in the drilling of approximately 100 to 115 gross wells. Excluding a reduction in ARO liability and any possible acquisitions, our estimated 2019 capital expenditures for this segment is approximately $265.0 million. Our current 2019 production guidance is now approximately 17.0 MMBoe, although actual results continue to be subject to many factors.

Contract Drilling

The average number of drilling rigs we operated in the third quarter of 2019 was 20.4 compared to 28.6 and 34.2 in the second quarter of 2019 and the third quarter of 2018, respectively. As of September 30, 2019, 18 of our drilling rigs were operating.

Revenue for the third quarter of 2019 decreased 13% from the second quarter of 2019 and decreased 26% from the third quarter of 2018. The decreases were primarily due to less drilling rigs operating.

Dayrates for the third quarter of 2019 averaged $19,276, a 4% increase over the second quarter of 2019 and a 10% increase over the third quarter of 2018. The increase over the second quarter of 2019 was primarily due to drilling rigs with lower dayrates being released and higher dayrate BOSS drilling rigs continuing to operate. The increase over the third quarter of 2018 was due to a labor increase passed through to contracted rigs rates and improving market dayrates.

Operating costs for the third quarter of 2019 decreased 2% from the second quarter of 2019 and decreased 10% from the third quarter of 2018. The decreases were both primarily due to less drilling rigs operating.

Currently, we have 15 term drilling contracts with original terms ranging from six months to three years. Three are up for renewal in the fourth quarter of 2019, eight in 2020, and four after 2020. Term contracts may contain a fixed rate during the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts have opted to release the drilling rig early and pay an early termination penalty for the remaining term of the contract.

We recorded $4.8 million in early termination fees in the first quarter of 2019. We had no early termination fees for the second or third quarter of 2019. We had no early termination fees the first two quarters of 2018 and $0.1 million in the third quarter of 2018.
All 13 of our existing BOSS drilling rigs are under contract.

Our estimated 2019 capital expenditures for this segment is approximately $45.0 million.

Our drilling rig personnel are a key component to the overall success of our drilling services. With the present conditions in the drilling industry, we do not anticipate increases in the compensation paid to those personnel in the near term.

Mid-Stream

Third quarter 2019 liquids sold per day decreased 20% from the second quarter of 2019 and decreased 18% from the third quarter of 2018, respectively. The decreases were due to lower plant recoveries while operating our processing facilities in higher ethane rejection mode. For the third quarter of 2019, gas processed per day increased 1% over the second quarter of 2019 and increased 5% over the third quarter of 2018. The increase over the second quarter of 2019 was primarily due to higher volumes associated with wells connected mainly to our Cashion and Bellmon processing facility. The increase over the third quarter of 2018 was mainly due to new wells connected to the Cashion facility. For the third quarter of 2019, gas gathered per day decreased 8% from the second quarter of 2019 and increased 3% over the third quarter of 2018, respectively. The decrease from the second quarter of 2019 was primarily due to declining volume from the the Appalachian region and to a lessor extent from declining volumes on several gathering systems in Oklahoma and Texas. The increase over the third quarter of 2018 was due to connecting additional wells in the Appalachian region and to our Cashion gathering system in Oklahoma.

NGLs prices in the third quarter of 2019 decreased 3% from the prices received in the second quarter of 2019 and decreased 50% from the prices received in the third quarter of 2018. Because certain contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts–under which we receive a share of the proceeds from the sale of the NGLs–our revenues from those commodity-based contracts fluctuate based on the price of NGLs.

Total operating cost for our mid-stream segment for the third quarter of 2019 decreased 12% from the second quarter of 2019 and decreased 34% from the third quarter of 2018. The decreases were both primarily due to lower purchase prices.

In the Appalachian region at the Pittsburgh Mills gathering system, average gathered volume for the third quarter of 2019 was approximately 170.9 MMcf per day. In the first quarter of 2019, we added seven new wells which accounted for a significant increase in gathered volume but since then the volume from these new wells have declined to the current level. No new wells are expected to be connected to this system until next year.

At the Cashion processing facility in central Oklahoma, total throughput volume for the third quarter of 2019 averaged approximately 63.5 MMcf per day and total production of natural gas liquids increased to 275,764 gallons per day. We are continuing to connect new wells to this system from third party producers. Since the first of 2019 we have connected 27 new wells to this system from producers who continue to drill in the area. The new 60 MMcf per day Reeding processing facility is fully operational and is currently processing approximately 39 MMcf per day. The total processing capacity on the Cashion system is 105 MMcf per day.

At the Hemphill processing facility located in the Texas panhandle, average total throughput volume for the third quarter of 2019 was 69.2 MMcf per day and total production of natural gas liquids declined to 177,367 gallons per day due to operating in full ethane rejection. Since the first of this year, we connected eight new wells to the Hemphill system, but we do not expect to connect any additional wells to this system the rest of the year.

At the Segno gathering system located in East Texas, the average throughput volume for the third quarter of 2019 was 62.9 MMcf per day. We connected one new Unit Petroleum well in 2019 and they are continuing to rework and recomplete wells in the area around this system.

Our estimated 2019 capital expenditures for this segment is approximately $47.0 million.

Financial Condition and Liquidity

Summary

Our financial condition and liquidity depend on the cash flow from our operations and borrowings under our credit agreements. Our cash flow is based primarily on:

•the amount of natural gas, oil, and NGLs we produce;
•the prices we receive for our natural gas, oil, and NGLs production;
•the demand for and the dayrates we receive for our drilling rigs; and
•the fees and margins we obtain from our natural gas gathering and processing contracts.

On November 5, 2019, we filed with the SEC a registration statement on Form S-4 with respect to an Exchange Offer of any and all of our existing Notes for new Second Lien Senior Secured Notes (the New Notes), on the terms and conditions in the Registration Statement. The Exchange Offer is conditioned on either (i) the consummation of such amendment to the Unit credit agreement or (ii) a refinancing or replacement of the Unit credit agreement with a credit facility, in each case that, among other things, permits the issuance of the New Notes, the incurrence of guarantees of the New Notes and the grant of liens securing the New Notes, which condition will not be waived. The Exchange Offer has not yet commenced, and the descriptions of the Exchange Offer herein do not constitute an offer to buy, nor will there be any exchange of the New Notes, other than under to the terms and conditions in the Registration Statement.

On completion of the Exchange Offer and Consent Solicitation, we believe we will have enough cash flow and liquidity to meet our obligations and remain in compliance with our debt covenants for the next 12 months. Our ability to meet our debt covenants (under our credit agreements, 2011 Indenture and indenture governing the New Notes) and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. For example, if we experience lower oil, natural gas, and NGLs prices since the last borrowing base determination under the Unit credit agreement, it could reduce the borrowing base and therefore reduce or limit our ability to incur indebtedness. We monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues, and work, where possible, with our lenders to address those issues ahead of time.

Our ability to make required payments under our indebtedness would be adversely affected if we were to be unable to complete the Exchange Offer and Consent Solicitation. The October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all the Notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023 (the Credit Agreement Extension Condition). If we complete the Exchange Offer with respect to less than all of the Notes, then the Credit Agreement Extension Condition will not be immediately satisfied and we may not be able to satisfy it thereafter. If we are not able to complete the Exchange Offer and Consent Solicitation, doubt may arise about our ability to timely repay the Notes.

	Nine Months Ended September 30,		% Change
	2019	2018
	(In thousands except percentages)
Net cash provided by operating activities	$219,450	$241,482	(9)%
Net cash used in investing activities	(357,793)	(279,507)	(28)%
Net cash provided by financing activities	132,503	128,881	3%
Net increase (decrease) in cash and cash equivalents	$(5,840)	$90,856

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

Net cash provided by operating activities in the first nine months of 2019 decreased by $22.0 million as compared to the first nine months of 2018. The decrease was primarily due to lower revenues due to lower commodity prices and lower drilling rig utilization partially offset by an increase in changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities increased by $78.3 million for the first nine months of 2019 compared to the first nine months of 2018. The change was due primarily to an increase in capital expenditures for development drilling and construction of BOSS drilling rigs partially offset by a reduction in cash proceeds on the sale of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased by $3.6 million for the first nine months of 2019 compared to the first nine months of 2018. The increase was primarily due to an increase in the net borrowings under our credit agreements partially offset by sale of 50% interest in our mid-stream segment in 2018.

At September 30, 2019, we had unrestricted cash and cash equivalents totaling $0.6 million and had borrowed $134.1 million of the $275.0 million and $4.1 million of the $200.0 million we had elected to have available under the Unit and Superior credit agreements, respectively. The credit agreements are used primarily for working capital and capital expenditures.

Below, we summarize certain financial information as of September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018:

	September 30,		% Change
	2019	2018
	(In thousands except percentages)
Working capital	$(56,116)	$(15,959)	NM
Long-term debt less debt issuance costs	$784,352	$643,921	22%
Shareholders’ equity attributable to Unit Corporation	$1,188,747	$1,467,737	(19)%
Net income (loss) attributable to Unit Corporation	$(218,899)	$32,552	NM
_________________________
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $56.1 million and negative working capital of $16.0 million as of September 30, 2019 and 2018, respectively. The decrease in working capital is primarily due to a decrease in accounts receivable due to lower revenues and by a decrease in cash and cash equivalents from the use of the proceeds from the sale of 50% interest in our mid-stream segment in 2018 partially offset by reduction in accounts payable. The Unit and Superior credit agreements are used primarily for working capital and capital expenditures. At September 30, 2019, we had borrowed $134.1 million of the $275.0 million and $4.1 million of the $200.0 million available under the Unit or Superior credit agreements, respectively. The effect of our derivative contracts increased working capital by $6.0 million as of September 30, 2019 and decreased working capital by $13.1 million as of September 30, 2018.

This table summarizes certain operating information:

	Nine Months Ended
	September 30,		% Change
	2019	2018
Oil and Natural Gas:
Oil production (MBbls)	2,341	2,121	10%
NGLs production (MBbls)	3,657	3,702	(1)%
Natural gas production (MMcf)	40,021	41,572	(4)%
Equivalent barrels (MBoe)	12,668	12,752	(1)%
Average oil price per barrel received	$57.55	$56.40	2%
Average oil price per barrel received excluding derivatives	$55.28	$65.89	(16)%
Average NGLs price per barrel received	$12.21	$23.03	(47)%
Average NGLs price per barrel received excluding derivatives	$12.21	$23.55	(48)%
Average natural gas price per Mcf received	$2.07	$2.35	(12)%
Average natural gas price per Mcf received excluding derivatives	$1.90	$2.26	(16)%
Net impact of revenue recognition (ASC 606) per Boe (1)	$(1.25)	$(0.95)	(32)%
Average realized price per Boe received	$19.44	$22.79	(15)%
Average realized price per Boe received excluding derivatives	$18.51	$24.20	(24)%
Contract Drilling:
Average number of our drilling rigs in use during the period	26.8	32.7	(18)%
Total number of drilling rigs available for service at the end of the period	57	96	(41)%
Average dayrate	$18,635	$17,327	8%
Mid-Stream:
Gas gathered—Mcf/day	447,989	393,414	14%
Gas processed—Mcf/day	165,061	157,313	5%
Gas liquids sold—gallons/day	644,601	651,979	(1)%
Number of natural gas gathering systems	21	22	(5)%
Number of processing plants	12	14	(14)%
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

Based on our first nine months of 2019 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $426,000 per month ($5.1 million annualized) change in our pre-tax operating cash flow. The average price we received for our natural gas production, including the effect of derivatives, during the first nine months of 2019 was $2.07 compared to $2.35 for the first nine months of 2018. Based on our first nine months of 2019 production, a $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $246,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $387,000 per month ($4.6 million annualized) change in our pre-tax operating cash flow. In the first nine months of 2019, our average oil price per barrel received, including the effect of derivatives, was $57.55 compared with an average oil price, including the effect of derivatives, of $56.40 in the first nine months of 2018 and our first nine months of 2019 average NGLs price per barrel received, including the effect of derivatives was $12.21 compared with an average NGLs price per barrel of $23.03 in the first nine months of 2018.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. Price declines can also adversely affect the semi-annual determination of the amount available for us to borrow under our credit agreement since that determination is based mainly on the value of our oil, NGLs, and natural gas reserves. A reduction could limit our ability to carry out our planned capital projects. In the third quarter of 2019, the unamortized cost of our oil and gas properties exceeded the ceiling of our proved oil, NGLs, and natural gas reserves. As a result, we recorded a non-cash ceiling test write down of $169.3 million pre-tax ($127.9 million, net of tax). At September 30, 2019, the 12-month average unescalated prices were $57.77 per barrel of oil, $26.93 per barrel of NGLs, and $2.87 per Mcf of natural gas, and then are adjusted for price differentials.

We anticipate a non-cash ceiling test write-down in the fourth quarter of 2019. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at October 1, 2019, and only adjust the 12-month average price to an estimated fourth quarter ending average (holding October 2019 prices constant for the remaining two months of the fourth quarter of 2019), our forward looking expectation is that we would recognize an impairment of $142 million pre-tax in the fourth quarter of 2019. The estimated fourth quarter 2019 impairment would be partially the result of a decrease in our proved undeveloped reserves of approximately 28%. This decrease would be primarily due to certain locations no longer being economical under the adjusted 12-month average price for the fourth quarter. As a result, we may eliminate those locations from our future development plans. We may also determine the value of certain unproved oil and gas properties could further diminish. Given the uncertainty associated with the factors used in calculating our estimate of both our future period ceiling test write-down and the decrease in our undeveloped reserves, these estimates should not necessarily be construed as indicative of our future development plans or financial results and the actual amount of any write-down may vary significantly from this estimate depending on the final future determination.

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

Most of our working drilling rigs are drilling horizontal or directional wells for oil and NGLs. The continuous fluctuations in commodity prices for oil and natural gas changes the demand for drilling rigs. These factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will affect our future dayrates. For the first nine months of 2019, our average dayrate was $18,635 per day compared to $17,327 per day for the first nine months of 2018. The average number of our drilling rigs used in the first nine months of 2019 was 26.8 drilling rigs compared with 32.7 drilling rigs in the first nine months of 2018. Based on the average utilization of our drilling rigs during the first nine months of 2019, a $100 per day change in dayrates has a $2,680 per day ($1.0 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed to be associated with acquiring an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our income statements, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. We eliminated revenue of $15.8 million and $18.0 million for the first nine months of 2019 and 2018, respectively, from our contract drilling segment and eliminated the associated operating expense of $14.2 million and $15.5 million during the first nine months of 2019 and 2018, respectively, yielding $1.6 million and $2.4 million during the first nine months of 2019 and 2018, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

Our mid-stream segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 12 processing plants, 21 gathering systems, and approximately 1,500 miles of pipeline. It operates in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. Besides serving third parties, this segment also enhances our ability to gather and market our own natural gas and NGLs and serving as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During the first nine months of 2019 and 2018, our mid-stream operations purchased $31.8 million and $59.8 million, respectively, of our natural gas production and NGLs, and provided gathering and transportation services of $5.4 million and $5.2 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our unaudited condensed consolidated financial statements.

This segment gathered an average of 447,989 Mcf per day in the first nine months of 2019 compared to 393,414 Mcf per day in the first nine months of 2018. It processed an average of 165,061 Mcf per day in the first nine months of 2019 compared to 157,313 Mcf per day in the first nine months of 2018. The NGLs sold was 644,601 gallons per day in the first nine months of 2019 compared to 651,979 gallons per day in the first nine months of 2018. Gas gathered volumes per day in the first nine months of 2019 increased 14% compared to the first nine months of 2018 primarily due to connecting additional wells in the Appalachian area and to our Cashion facility in Oklahoma. Gas processed volumes for the first nine months of 2019 increased 5% over the first nine months of 2018 due to connecting new wells mainly at our Cashion processing facility. NGLs sold decreased 1% from the comparative period due to operating several of our processing facilities in lower recovery mode.

Our Credit Agreements and Senior Subordinated Notes

Unit Credit Agreement. Our Unit credit agreement is scheduled to mature on the earlier of (a) October 18, 2023, (b) November 16, 2020, to the extent that, on or before that date, all the Notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023, and (c) any earlier date on which the commitment amounts under the Unit credit agreement are reduced to zero or otherwise terminated.

Under the Unit credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $1.0 billion. Effective September 26, 2019, our elected commitment amount and borrowing base is $275.0 million. At September 30, 2019, we were charged a commitment fee of 0.375% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. Total fees of $3.3 million in origination, agency, syndication, and other related fees are being amortized over the life of the Unit credit agreement. Under the agreement, we have pledged as collateral 80% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties.

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
100.000%

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a onetime special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the Unit credit agreement. Effective September 26, 2019, our borrowing base was reduced from $425.0 million to $275.0 million.

At our election, any part of the outstanding debt under the Unit credit agreement can be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the LIBOR base for the term plus 1.50% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the Unit credit agreement but in no event less than LIBOR plus 1.00% plus a margin. The credit agreement provides that if ICE Benchmark Administration no longer reports the LIBOR or Administrative Agent determines in good faith that the rate so reported no longer accurately reflects the rate available to Lender in the London Interbank Market or if such index no longer exists or accurately reflects the rate available to Administrative Agent in the London Interbank Market, Administrative Agent may select a replacement index. Interest is payable at the end of each month or at the end of each LIBOR contract and the principal may be repaid in whole or in part at any time, without a premium or penalty. At September 30, 2019, we had $134.1 million outstanding under the Unit credit agreement.

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

As of September 30, 2019, we were in compliance with these covenants.

We have engaged in discussions with the lenders under the Unit credit agreement to enter into an amendment to the Unit credit agreement to, among other things, permit the issuance of the New Notes, the incurrence of guarantees of the New Notes and the grant of liens securing the New Notes, each of which are currently not permitted under the Unit credit agreement.

The above summary of the Unit credit agreement does not take into account the proposed amendments.

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

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. Additionally, the Superior credit agreement contains a number of customary covenants that, among other things, restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, enter into sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, enter into hedging arrangements, and acquire or dispose of assets. As of September 30, 2019, Superior was in compliance with the Superior credit agreement covenants.

The borrowings the Superior credit agreement will be used to fund capital expenditures and acquisitions, provide general working capital, and for letters of credit for Superior. As of September 30, 2019, we had $4.1 million outstanding borrowings under the Superior credit agreement.

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
100.00%

6.625% Senior Subordinated Notes. We have an aggregate principal amount of $650.0 million, 6.625% senior subordinated notes (the Notes) outstanding. Interest on the Notes is payable semi-annually (in arrears) on May 15 and November 15 of each year. The Notes mature on May 15, 2021. In issuing the Notes, we incurred fees of $14.7 million that are being amortized as debt issuance cost until maturity.

The Notes are subject to an Indenture dated as of May 18, 2011, between us and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (the Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms of and providing for issuing the Notes. The Guarantors are most of our direct and indirect subsidiaries but excluding Superior. The discussion of the Notes in this report is qualified by and subject to the actual terms of the 2011 Indenture.

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

We may redeem all or, occasionally, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, unless the company has exercised its right to redeem all of the Notes, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. As of May 15, 2019, we may redeem the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest on the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of September 30, 2019.

We may from time to time seek to retire or purchase our outstanding Notes debt through cash purchases and/or exchanges for securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On November 5, 2019, we filed with the SEC a registration statement on Form S-4 regarding an Exchange Offer for any and all of our existing Notes for the New Notes, on the terms and conditions in the Registration Statement, and the related consent solicitation.

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward future growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing under the circumstances which provide us with flexibility in deciding when and if to incur these costs. We completed drilling 89 gross wells (28.59 net wells) in the first nine months of 2019 compared to 73 gross wells (21.06 net wells) in the first nine months of 2018.

At September 30, 2019 we had commitments to purchase approximately $1.3 million for pipe and drilling equipment over the next year. Capital expenditures for oil and gas properties on the full cost method for the first nine months of 2019 by this segment, excluding $3.3 million for acquisitions and a $0.3 million reduction in the ARO liability, totaled $246.0 million. Capital expenditures for the first nine months of 2018, excluding $0.8 million for acquisitions and a $8.5 million reduction in the ARO liability, totaled $259.4 million.

We anticipate participating in drilling approximately 110 to 115 gross wells in 2019 and our total estimated capital expenditures (excluding a reduction in ARO liability and any possible acquisitions) for this segment is approximately $265.0 million. Whether we can drill the full number of wells planned depends on several factors, many of which are beyond our control, including the availability of drilling rigs, availability of pressure pumping services, prices for oil, NGLs, and natural gas, demand for oil, NGLs, and natural gas, the cost to drill wells, the weather, and the efforts of outside industry partners.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. During the first quarter of 2018, we were awarded a term contract to build our 11th BOSS drilling rig which was constructed and placed into service in the second quarter of 2018. During the second and third quarter of 2018, we were awarded a term contract to build our 12th and 13th BOSS drilling rig.

During the first quarter of 2019, we completed construction and placed into service our 12th and 13th BOSS drilling rigs. One was delivered to an existing third-party operator in Wyoming. Two additional BOSS drilling rigs under contract with the same customer were also extended. The other BOSS drilling rig was delivered to a new customer in the Permian Basin. This was following an early termination by the original third-party operator prior to the drilling rig’s completion.

During the second quarter of 2019, we were awarded a term contract to build our 14th BOSS drilling rig. Construction is substantially complete and the drilling rig is expected to be placed into service with a third-party operator in the fourth quarter. Two existing BOSS drilling rig contracts working for the same operator were also extended at the time of the new BOSS drilling rig award.

Our estimated 2019 capital expenditures for this segment is approximately $45.0 million. At September 30, 2019, we had commitments to purchase approximately $0.1 million for drilling equipment over the next year. We have spent $36.6 million for capital expenditures during the first nine months of 2019, compared to $46.5 million for capital expenditures during the first nine months of 2018.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. In the Appalachian region at the Pittsburgh Mills gathering system, average gathered volume for the third quarter of 2019 was approximately 170.9 MMcf per day. In the first quarter of 2019, we added seven new wells which accounted for a significant increase in gathered volume but since then the volume from these new wells have declined to the current level. No new wells are expected to be connected to this system until next year.

At the Cashion processing facility in central Oklahoma, total throughput volume for the third quarter of 2019 averaged approximately 63.5 MMcf per day and total production of natural gas liquids increased to 275,764 gallons per day. We are continuing to connect new wells to this system from third party producers. Since the first of 2019 we have connected 27 new wells to this system from producers who continue to drill in the area. The new 60 MMcf per day Reeding processing facility is fully operational and is currently processing approximately 39 MMcf per day. The total processing capacity on the Cashion system is 105 MMcf per day.

At the Hemphill processing facility located in the Texas panhandle, average total throughput volume for the third quarter of 2019 was 69.2 MMcf per day and total production of natural gas liquids declined to 177,367 gallons per day due to operating in full ethane rejection. Since the first of this year, we connected eight new wells to the Hemphill system, but we do not expect to connect any additional wells to this system the rest of the year.

At the Segno gathering system located in East Texas, the average throughput volume for the third quarter of 2019 was 62.9 MMcf per day. We connected one new Unit Petroleum well in 2019 and they are continuing to rework and recomplete wells in the area around this system.

During the first nine months of 2019, our mid-stream segment incurred $41.4 million in capital expenditures as compared to $29.0 million in the first nine months of 2018. At September 30, 2019, we had commitments to purchase approximately $2.3 million of compressors over the next year. Our estimated 2019 capital expenditures for this segment is approximately $47.0 million.

Contractual Commitments

At September 30, 2019, we had certain contractual obligations including:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$880,651	$48,673	$688,001	$143,977	$—
Operating leases under ASC 840 (2)	507	507	—	—	—
Operating leases under ASC 842 (3)	7,091	4,291	2,601	136	63
Finance lease interest and maintenance (4)	3,083	2,046	1,037	—	—
Compressors and drilling rig components (5)	3,688	3,688	—	—	—
Total contractual obligations	$895,020	$59,205	$691,639	$144,113	$63
_______________________
1.See previous discussion in MD&A regarding our long-term debt. This obligation is presented in accordance with the terms of the 2021 Notes and credit agreement and includes interest calculated using our September 30, 2019 interest rates of 6.625% for the 2021 Notes and 4.0% for our Unit credit agreement and 6.0% for our Superior credit agreement. At September 30, 2019, our Unit credit agreement and our Superior credit agreement had maturity dates of October 18, 2023 and May 10, 2023, respectively. The outstanding Unit and Superior credit agreements balances were $134.1 million and $4.1 million, respectively, as of September 30, 2019.

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

4.Maintenance and interest payments are included in our finance lease agreements. The finance leases are discounted using annual rates of 4.00%. Total maintenance and interest remaining are $2.8 million and $0.3 million, respectively.

5.We have committed to pay $3.7 million for compressors and drilling rig components over the next year.

During the second quarter of 2018, as part of the Superior transaction, we entered into a contractual obligation that commits us to spend $150.0 million to drill wells in the Granite Wash/Buffalo Wallow area over three years starting January 1, 2019. This amount is included in our future drilling plans. For each dollar of the $150.0 million that we do not spend (over the three-year period), we would forgo receiving $0.58 of future distributions from our 50% ownership interest in our consolidated mid-stream subsidiary. At September 30, 2019, if we elected not to drill or spend any additional money in the designated area before December 31, 2021, the maximum amount we could forgo from distributions would be $72.8 million. Total spent towards the $150.0 million as of September 30, 2019 was $24.5 million.

At September 30, 2019, we also had the following commitments and contingencies that could create, increase, or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$6,017	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$10,028	$1,075	Unknown	Unknown	Unknown
Asset retirement liability (3)	$64,072	$3,033	$37,745	$3,592	$19,702
Gas balancing liability (4)	$3,373	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (5)	$12,090	$4,283	$2,299	$1,023	$4,485
Finance lease obligations (6)	$8,395	$4,122	$4,273	$—	$—
Contract liability (7)	$7,787	$2,889	$4,703	$170	$25
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

5.We have recorded a liability for future estimated payments related to workers’ compensation claims primarily associated with our contract drilling segment.

6.The amount includes commitments under finance lease arrangements for compressors in Superior.

7.We have recorded a liability related to the timing of revenue recognized on certain demand fees for Superior.

Derivative Activities

Periodically we enter into derivative transactions locking in the prices to be received for a portion of our oil, NGLs, and natural gas production.

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. At September 30, 2019, based on our third quarter 2019 average daily production, the approximated percentages of our production under derivative contracts are as follows:

2019
Daily oil production	60%
Daily natural gas production	46%

With respect to the commodities subject to derivative contracts, those contracts serve to limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

The use of derivative transactions carries with it the risk that the counterparties may not be able to meet their financial obligations under the transactions. Based on our September 30, 2019 evaluation, we believe the risk of non-performance by our counterparties is not material. At September 30, 2019, the fair values of the net assets we had with each of the counterparties to our commodity derivative transactions are as follows:

September 30, 2019
(In millions)
Bank of Montreal	$4.2
Bank of America	1.8
Total net assets	$6.0
If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Unaudited Condensed Consolidated Balance Sheets. At September 30, 2019, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $6.0 million and non-current derivative assets of $0.1 million and non-current derivative liabilities of $0.1 million. At December 31, 2018, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $12.9 million and non-current derivative liabilities of $0.3 million.

For our economic hedges any changes in their fair value occurring before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Unaudited Condensed Consolidated Statements of Operations. These gains (losses) at September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Gain (loss) on derivatives:
Gain (loss) on derivatives, included are amounts settled during the period of $6,515, ($9,112), $11,829, and ($18,040), respectively	$4,237	$(4,385)	$5,232	$(25,608)
	$4,237	$(4,385)	$5,232	$(25,608)

Stock and Incentive Compensation

During the first nine months of 2019, we granted awards covering 1,424,027 shares of restricted stock. These awards had an estimated fair value as of their grant date of $22.6 million. Compensation expense will be recognized over the three-year vesting periods, and during the nine months of 2019, we recognized $5.9 million in compensation expense and capitalized $1.0 million for these awards. During the first nine months of 2019, we recognized compensation expense of $13.0 million for all of our restricted stock and capitalized $2.0 million of compensation cost to oil and natural gas properties.

During the first nine months of 2018, we granted awards covering 1,250,880 shares of restricted stock. These awards had an estimated fair value as of their grant date of $24.4 million. Compensation expense will be recognized over the three-year vesting periods, and during the nine months of 2018, we recognized $6.6 million in compensation expense and capitalized $1.0 million for these awards. During the first nine months of 2018, we recognized compensation expense of $13.6 million for all of our restricted stock and stock options and capitalized $1.6 million of compensation cost to oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships

We are the general partner of 13 oil and natural gas partnerships which were formed privately or publicly. Each partnership’s revenues and costs are shared under formulas set out in that partnership’s agreement. The partnerships repay us for contract drilling, well supervision, and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs are billed on the same basis as billings to unrelated third parties for similar services. General and administrative reimbursements consist of direct general and administrative expense incurred on the related party’s behalf as well as indirect expenses assigned to the related parties. Allocations are based on the related party’s level of activity and are considered by us to be reasonable. For the first nine months 2018, the total we received for all of these fees was $0.1 million. Our proportionate share of assets, liabilities, and net income relating to the oil and natural gas partnerships is included in our unaudited condensed consolidated financial statements. The partnerships were terminated during the second quarter of 2019 with an effective date of January 1, 2019 at a repurchase cost of $0.6 million, net of Unit's interest.

New Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments (Topic 326). The FASB issued ASU 2016-13 which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. The amendment will be effective for reporting periods after December 15, 2019. We are currently evaluating the impact this will have on our consolidated financial statements by reviewing our accounts receivable accounts and our historic credit losses. We do not expect this standard to have a material impact.

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The FASB issued ASU 2018-13 to modify the disclosure requirements in Topic 820. Part of the disclosures were removed or modified, and other disclosures were added. The amendment will be effective for reporting periods beginning after December 15, 2019. Early adoption is permitted. Also, it is permitted to early adopt any removed or modified disclosure and delay adoption of the additional disclosures until their effective date. This amendment will not have a material impact on our financial statements.

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

The additional disclosures required by ASC 842 have been included in Note 13 – Leases.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. The amendment will be effective prospectively for reporting periods beginning after December 15, 2019. We have early adopted this amendment and it did not have a material impact on our financial statements.

Results of Operations
Quarter Ended September 30, 2019 versus Quarter Ended September 30, 2018
Provided below is a comparison of selected operating and financial data:

	Quarter Ended September 30,		Percent Change (1)
	2019	2018
	(In thousands unless otherwise specified)
Total revenue	$155,439	$220,058	(29)%
Net income (loss)	$(207,789)	$21,123	NM
Net income (loss) attributable to non-controlling interest	$(903)	$2,224	(141)%
Net income (loss) attributable to Unit Corporation	$(206,886)	$18,899	NM

Oil and Natural Gas:
Revenue	$78,045	$111,623	(30)%
Operating costs excluding depreciation, depletion, and amortization	$35,364	$32,139	10%
Depreciation, depletion, and amortization	$43,587	$35,460	23%
Impairment of oil and natural gas properties	$169,806	$—	—%
Average oil price received (Bbl)	$56.62	$57.72	(2)%
Average NGLs price received (Bbl)	$8.50	$25.66	(67)%
Average natural gas price received (Mcf)	$1.83	$2.27	(19)%
Oil production (Bbl)	927,000	692,000	34%
NGLs production (Bbl)	1,240,000	1,278,000	(3)%
Natural gas production (Mcf)	13,362,000	14,336,000	(7)%
Depreciation, depletion, and amortization rate (Boe)	$9.54	$7.56	26%

Contract Drilling:
Revenue	$37,596	$50,612	(26)%
Operating costs excluding depreciation	$28,796	$32,032	(10)%
Depreciation	$12,845	$14,889	(14)%
Impairment of goodwill	$62,809	$—	—%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	20.4	34.2	(40)%
Average dayrate on daywork contracts	$19,276	$17,589	10%

Mid-Stream:
Revenue	$39,798	$57,823	(31)%
Operating costs excluding depreciation and amortization	$28,493	$43,134	(34)%
Depreciation and amortization	$11,847	$11,265	5%
Impairment of gas gathering and processing line-fill	$2,265	$—	—%
Gas gathered—Mcf/day	428,573	415,862	3%
Gas processed—Mcf/day	167,687	160,294	5%
Gas liquids sold—gallons/day	572,852	700,523	(18)%

Corporate and Other:
General and administrative expense	$10,094	$9,278	9%
Other depreciation	$1,935	$1,923	1%
Gain (loss) on disposition of assets	$(231)	$253	(191)%
Other income (expense):
Interest income	$3	$385	(99)%
Interest expense, net	$(9,537)	$(8,330)	15%
Gain (loss on derivatives	$4,237	$(4,385)	197%
Other	$(622)	$6	NM
Income tax (benefit) expense	$(50,763)	$6,744	NM
Average long-term debt outstanding	$775,837	$635,870	22%
Average interest rate	6.3%	6.7%	(6)%
_________________________
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $33.6 million or 30% in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to lower commodity prices and from lower NGLs and natural gas production volumes. In the third quarter of 2019, as compared to the third quarter of 2018, oil production increased 34%, natural gas production decreased 7%, and NGLs production decreased 3%. Including derivatives settled, average oil prices decreased 2% to $56.62 per barrel, average natural gas prices decreased 19% to $1.83 per Mcf, and NGLs prices decreased 67% to $8.50 per barrel.

Oil and natural gas operating costs increased $3.2 million or 10% between the comparative third quarters of 2019 and 2018 primarily due to higher lease operating expenses (LOE), salt water disposal expenses, and general and administrative expense partially offset by lower gross production taxes.

Depreciation, depletion, and amortization (DD&A) increased $8.1 million or 23% due primarily to a 26% increase in the DD&A rate and an 1% increase in equivalent production. The increase in our DD&A rate in the third quarter of 2019 compared to the third quarter of 2018 resulted primarily from the cost of wells drilled between periods and from the loss of reserves due to lower prices..

During the third quarter of 2019, we recorded a non-cash ceiling test write-down of $169.3 million pre-tax ($127.9 million, net of tax). We did not have a ceiling test write-down in the third quarter of 2018. We also recorded in the third quarter of 2019 a $0.5 million impairment on gathering systems with wells no longer producing.

Contract Drilling

Drilling revenues decreased $13.0 million or 26% in the third quarter of 2019 versus the third quarter of 2018. The decrease was due primarily to an 40% decrease in the average number of drilling rigs in use partially offset by a 10% increase in the average dayrate. Average drilling rig utilization decreased from 34.2 drilling rigs in the third quarter of 2018 to 20.4 drilling rigs in the third quarter of 2019.

Drilling operating costs decreased $3.2 million or 10% between the comparative third quarters of 2019 and 2018. The decrease was due primarily to less drilling rigs operating. Contract drilling depreciation decreased $2.0 million or 14% in the third quarter of 2019 versus the third quarter of 2018 also due to less drilling rigs operating and the transfer of 41 drilling rigs to assets held for sale partially offset by accelerated depreciation on drilling rigs stacked more than 49 months. During the third quarter of 2019, we recognized goodwill impairment charges of $62.8 million, pre-tax ($59.7 million, net of tax) representing all our goodwill which is related to our contract drilling segment. We did not have an impairment in the third quarter of 2018.

Mid-Stream

Our mid-stream revenues decreased $18.0 million or 31% in the third quarter of 2019 as compared to the third quarter of 2018 due primarily to lower gas, NGLs, and condensate prices and decreased liquids and condensate sales volumes. Gas processed volumes per day increased 5% between the comparative quarters primarily due to additional wells connected mainly to our Cashion gathering system. Gas gathered volumes per day increased 3% between the comparative quarters due to connecting additional wells to our gathering and processing facilities primarily in Pennsylvania and Oklahoma.

Operating costs decreased $14.6 million or 34% in the third quarter of 2019 compared to the third quarter of 2018 primarily due to lower purchase prices. Depreciation and amortization increased $0.6 million, or 5%, primarily due to new capital assets placed in service. In the third quarter of 2019, we recorded an impairment of $2.3 million for our line-fill. We did not have an impairment in the third quarter of 2018.

General and Administrative

Corporate general and administrative expenses increased $0.8 million or 9% in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to higher employee costs.

Gain (Loss) on Disposition of Assets

There was a $0.2 million loss on disposition of assets in the third quarter of 2019 which was primarily related to assets held for sale that were sold which consisted of one drilling rig and miscellaneous drilling rig components. For the third quarter of 2018, we had a gain of $0.3 million for the disposition of assets primarily due to the sale of drilling rig components and vehicles.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $1.2 million between the comparative third quarters of 2019 and 2018 due primarily to a 22% increase in average long-term debt outstanding in the third quarter of 2019 partially offset by a lower average interest rate. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the third quarter of 2019 and the third quarter of 2018 was $4.2 million and was netted against our gross interest of $13.7 million and $12.5 million for the third quarters of 2019 and 2018, respectively. Our average interest rate decreased from 6.7% in the third quarter of 2018 to 6.3% in the third quarter of 2019 and our average debt outstanding increased $140.0 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to additional capital expenditures over the last 12 months.

Gain (Loss) on Derivatives

Gain (loss) on derivatives increased by $8.6 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax (Benefit) Expense

Income tax (benefit) expense went from an expense of $6.7 million to a benefit of $50.8 million between the comparative third quarters of 2019 and 2018 primarily due to decreased pre-tax income. Our effective tax rate was 19.6% for the third quarter of 2019 compared to 24.2% for the third quarter of 2018. The rate change was primarily due to decreased pre-tax income in relation to permanent tax differences which were significantly higher due to the goodwill impairment recognized in the third quarter of 2019. There was no current income tax expense or benefit in the third quarter of 2019 or 2018. We paid no income taxes in the third quarter of 2019.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018
Provided below is a comparison of selected operating and financial data:

	Nine Months Ended September 30,		Percent Change (1)
	2019	2018
	(In thousands unless otherwise specified)
Total revenue	$510,276	$628,493	(19)%
Net income (loss)	$(218,088)	$37,138	NM
Net income attributable to non-controlling interest	$811	$4,586	(82)%
Net income (loss) attributable to Unit Corporation	$(218,899)	$32,552	NM

Oil and Natural Gas:
Revenue	$241,955	$317,040	(24)%
Operating costs excluding depreciation, depletion, and amortization	$104,320	$100,519	4%
Depreciation, depletion, and amortization	$118,105	$97,797	21%
Impairment of oil and natural gas properties	$169,806	$—	—%
Average oil price received (Bbl)	$57.55	$56.40	2%
Average NGLs price received (Bbl)	$12.21	$23.03	(47)%
Average natural gas price received (Mcf)	$2.07	$2.35	(12)%
Oil production (Bbl)	2,341,000	2,121,000	10%
NGLs production (Bbl)	3,657,000	3,702,000	(1)%
Natural gas production (Mcf)	40,021,000	41,572,000	(4)%
Depreciation, depletion, and amortization rate (Boe)	$8.94	$7.32	22%

Contract Drilling:
Revenue	$131,788	$143,527	(8)%
Operating costs excluding depreciation	$89,505	$95,593	(6)%
Depreciation	$39,048	$41,927	(7)%
Impairment of goodwill	$62,809	$—	—%
Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	26.8	32.7	(18)%
Average dayrate on daywork contracts	$18,635	$17,327	8%

Mid-Stream:
Revenue	$136,533	$167,926	(19)%
Operating costs excluding depreciation and amortization	$100,339	$124,441	(19)%
Depreciation and amortization	$35,675	$33,493	7%
Impairment of gas gathering and processing line-fill	$2,265	$—	—%
Gas gathered—Mcf/day	447,989	393,414	14%
Gas processed—Mcf/day	165,061	157,313	5%
Gas liquids sold—gallons/day	644,601	651,979	(1)%

Corporate and Other:
General and administrative expense	$29,899	$28,752	4%
Other depreciation	$5,804	$5,759	1%
Gain (loss) on disposition of assets	$(1,424)	$575	NM
Other income (expense):
Interest income	$47	$796	(94)%
Interest expense, net	$(27,114)	(26,474)	2%
Gain (loss on derivatives	$5,232	$(25,608)	120%
Other	$(611)	$17	NM
Income tax (benefit) expense	$(53,081)	$12,380	NM
Average long-term debt outstanding	$732,515	$700,378	5%
Average interest rate	6.4%	6.5%	(1)%
_________________________
2.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $75.1 million or 24% in the first nine months 2019 as compared to the first nine months of 2018 primarily due to lower NGLs and natural gas prices and from lower NGLs and natural gas production volumes. In the first nine months of 2019, as compared to the first nine months of 2018, oil production increased 10%, natural gas production decreased 4%, and NGLs decreased 1%. Average oil prices increased 2% to $57.55 per barrel, average natural gas prices decreased 12% to $2.07 per Mcf, and NGLs prices decreased 47% to $12.21 per barrel.

Oil and natural gas operating costs increased $3.8 million or 4% between the comparative first nine months of 2019 and 2018 due to higher saltwater disposal and general and administrative expenses, partially offset by lower gross production taxes and LOE.

DD&A increased $20.3 million or 21% due primarily to a 22% increase in our DD&A rate partially offset by an 1% decrease in equivalent production. The increase in our DD&A rate in the first nine months of 2019 compared to the first nine months of 2018 resulted primarily from the cost of wells drilled between the periods and decreased reserves due to lower prices.

During the first nine months of 2019, we recorded a non-cash ceiling test write-down of $169.3 million pre-tax ($127.9 million, net of tax). We did not have a ceiling test write-down in the first nine months of 2018. We also recorded in 2019 a $0.5 million impairment on gathering systems with wells no longer producing.

Contract Drilling

Drilling revenues decreased $11.7 million or 8% in the first nine months of 2019 versus the first nine months of 2018. The decrease was due primarily to an 18% decrease in the average number of drilling rigs in use partially offset by an 8% increase in the average dayrate. We also received $4.8 million in contract early termination fees during the first nine months of 2019 compared to $0.1 million received in the first nine months of 2018. Average drilling rig utilization decreased from 32.7 drilling rigs in the first nine months of 2018 to 26.8 drilling rigs in the first nine months of 2019.

Drilling operating costs decreased $6.1 million or 6% between the comparative first nine months of 2019 and 2018. The decrease was due primarily to less drilling rigs operating partially offset by increased direct cost per day and increased indirect cost. Contract drilling depreciation decreased $2.9 million or 7% between the comparative first nine months of 2019 and 2018. The decrease was also due to less drilling rigs operating and the transfer of 41 drilling rigs to assets held for sale partially offset by accelerated depreciation on drilling rigs stacked more than 49 months. During the first nine months of 2019, we recognized goodwill impairment charges of $62.8 million, pre-tax ($59.7 million, net of tax) representing all our goodwill which is related to our contract drilling segment. We did not have an impairment in the first nine months of 2018.

Mid-Stream

Our mid-stream revenues decreased $31.4 million or 19% in the first nine months of 2019 as compared to the first nine months of 2018 due primarily to lower gas, NGLs, and condensate prices and lower liquids and condensate volumes. Gas processed volumes per day increased 5% between the comparative periods primarily due to connecting new wells at the Cashion processing facilities. Gas gathered volumes per day increased 14% between the comparative periods primarily due to connecting new wells at our Cashion and Pittsburgh Mills facilities.

Operating costs decreased $24.1 million or 19% in the first nine months of 2019 compared to the first nine months of 2018 primarily due lower purchase prices partially offset by increased purchase volumes. Depreciation and amortization increased $2.2 million, or 7%, primarily due to new capital assets placed into service. In the first nine months of 2019, we recorded an impairment of $2.3 million for our line-fill. We did not have an impairment in the first nine months of 2018.

General and Administrative

Corporate general and administrative expenses increased $1.1 million or 4% in the first nine months of 2019 compared to the first nine months of 2018 primarily due to higher employee costs and computer network costs.

Gain (Loss) on Disposition of Assets

There was an $1.4 million loss on disposition of assets in the first nine months of 2019. Of this amount, we had a gain of$0.5 million related to assets held for sale that were sold which consisted of four drilling rigs and other drilling components. The remaining loss of $1.9 million was related to the sales of other drilling rig components and vehicles. For the first nine months of 2018, we had a gain of $0.6 million for the disposition of assets primarily due to the sale of drilling rig components and vehicles.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $0.6 million between the comparative first nine months of 2019 and 2018 due primarily to a 5% increase in the average long-term debt outstanding partially offset by an increase in interest capitalized and lower average interest rate. We capitalized interest based on the net book value associated with undeveloped leasehold not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for the first nine months of 2019 was $12.6 million compared to $12.1 million in the first nine months of 2018 and was netted against our gross interest of $39.7 million and $38.6 million for the first nine months of 2019 and 2018, respectively. Our average interest rate decreased from 6.5% to 6.4% and our average debt outstanding was $32.1 million higher in the first nine months of 2019 as compared to the first nine months of 2018 primarily due to the pay down of our Unit credit agreement in the second quarter of 2018.

Gain (Loss) on Derivatives

Gain (loss) on derivatives increased $30.8 million primarily due to gains on non-designated hedges settled.

Income Tax (Benefit) Expense

Income tax (benefit) expense went from an expense of $12.4 million to a benefit of $53.1 million between the comparative first nine months of 2019 and 2018 primarily due to decreased pre-tax income. Our effective tax rate was 19.5% for the first nine months of 2019 compared to 25.0% for the first nine months of 2018. The rate change was primarily due to decreased pre-tax income in relation to permanent tax differences which were significantly higher due to the goodwill impairment recognized in the third quarter of 2019. There was no current income tax expense or benefit in the first nine months of 2019 or 2018. We paid no income taxes in the first nine months of 2019.

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
•the possibility of security threats, including terrorist attacks and cybersecurity breaches, against, or otherwise impacting our facilities and systems;
•our projected production guidelines for the year;
•our anticipated capital budgets;
•our financial condition and liquidity (including our ability to refinance our senior subordinated notes);
•the amount of debt may limit our ability to obtain financing for acquisitions, make us more vulnerable to adverse economic conditions, and make it more difficult for us to make payments on our debt;
• the possibility that covenants in our credit agreement or the indentures governing our outstanding notes may limit our discretion in the operation of our business, prohibit us from engaging in beneficial transactions, or lead to the accelerated payment of our debt;
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

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first nine months 2019 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $426,000 per month ($5.1 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $246,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $387,000 per month ($4.6 million annualized) change in our pre-tax operating cash flow.

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

At September 30, 2019, these derivatives were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Oct'19	Natural gas - swap	60,000 MMBtu/day	$2.900	IF - NYMEX (HH)
Nov'19 - Dec'19	Natural gas - swap	40,000 MMBtu/day	$2.900	IF - NYMEX (HH)
Oct'19 - Dec'19	Natural gas - basis swap	20,000 MMBtu/day	$(0.659)	PEPL
Oct'19 - Dec'19	Natural gas - basis swap	10,000 MMBtu/day	$(0.625)	NGPL MIDCON
Oct'19 - Dec'19	Natural gas - basis swap	30,000 MMBtu/day	$(0.265)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	20,000 MMBtu/day	$(0.455)	PEPL
Oct'19 - Dec'19	Natural gas - collar	20,000 MMBtu/day	$2.63-$3.03	IF - NYMEX (HH)
Oct'19 - Dec'19	Crude oil - swap	2,000 Bbl/day	$59.80	WTI - NYMEX
Oct'19 - Dec'19	Crude oil - three-way collar	4,000 Bbl/day	$61.25 - $51.25 - $72.93	WTI - NYMEX

After September 30, 2019, the following derivatives were entered into:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price	Contracted Market
Jan'20 - Dec'20	Natural gas - three-way collar	30,000 MMBtu/day	$2.50 - $2.20 - $2.80	IF - NYMEX (HH)
Jan'21 - Dec'21	Natural gas - basis swap	30,000 MMBtu/day	$(0.215)	NGPL TEXOK

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreements and the 2021 Notes. The credit agreement, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreements may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in the first nine months of 2019, a 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $0.8 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of September 30, 2019 at a reasonable assurance level.

Changes in Internal Controls. There were no changes in our ICFR during the quarter ended September 30, 2019, that materially affected our ICFR or are reasonably likely to materially affect it, as defined in Rule 13a – 15(f) under the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Panola Independent School District No. 4, et al. v. Unit Petroleum Company, No. CJ-07-215, District Court of Latimer County, Oklahoma.

Panola Independent School District No. 4, Michael Kilpatrick, Gwen Grego, Carla Lessel, Thelma Christine Pate, Juanita Golightly, Melody Culberson, and Charlotte Abernathy are the Plaintiffs and are royalty owners in oil and gas drilling and spacing units for which the company’s exploration segment distributes royalty. The Plaintiffs’ central allegation is that the company’s exploration segment has underpaid royalty obligations by deducting post-production costs or marketing related fees. Plaintiffs sought to pursue the case as a class action on behalf of persons who receive royalty from us for our Oklahoma production. We have asserted several defenses including that the deductions are permitted under Oklahoma law. We have also asserted that the case should not be tried as a class action due to the materially different circumstances that determine what, if any, deductions are taken for each lease. On December 16, 2009, the trial court entered its order certifying the class. On May 11, 2012 the Oklahoma Court of Civil Appeals reversed the trial court’s order certifying the class. The Plaintiffs petitioned the Supreme Court for certiorari and on October 8, 2012, the Plaintiff’s petition was denied. On January 22, 2013, Plaintiffs filed a second request to certify a smaller class of royalty owners than their first attempt. Since then, the Plaintiffs have further amended their proposed class to just include royalty owners under certain leases in Latimer, Le Flore, and Pittsburg Counties, Oklahoma. On July 29, 2019, the trial court denied the Plaintiffs’ second motion for class certification. Plaintiffs are appealing the order denying class certification.

Cockerell Oil Properties, Ltd., v. Unit Petroleum Company, No. 16-cv-135-JHP, United States District Court for the Eastern District of Oklahoma.

On March 11, 2016, a putative class action lawsuit was filed against Unit Petroleum Company styled Cockerell Oil Properties, Ltd., v. Unit Petroleum Company in LeFlore County, Oklahoma. We removed the case to federal court in the Eastern District of Oklahoma. The plaintiff alleges that Unit Petroleum wrongfully failed to pay interest with respect to late paid oil and gas proceeds under Oklahoma’s Production Revenue Standards Act. The lawsuit seeks actual and punitive damages, an accounting, disgorgement, injunctive relief, and attorney fees. Plaintiff is seeking relief on behalf of royalty and working interest owners in our Oklahoma wells. We have asserted several defenses including that the case cannot be properly certified as a class action because of the wide variety of circumstances that determine whether a royalty payment was timely made or has accrued interest under Oklahoma law. Further, Plaintiff’s requests for relief beyond payment of interest allegedly due are barred by statute. We have filed a summary judgment motion as to named Plaintiff’s individual claims. The Court will take up the issue of class certification after it rules on our summary judgment motion.

Chieftain Royalty Company v. Unit Petroleum Company, No. CJ-16-230, District Court of LeFlore County, Oklahoma.

On November 3, 2016, a putative class action lawsuit was filed against Unit Petroleum Company styled Chieftain Royalty Company v. Unit Petroleum Company in LeFlore County, Oklahoma. Plaintiff alleges that Unit Petroleum breached its duty to pay royalties on natural gas used for fuel off the lease premises. The lawsuit seeks actual and punitive damages, an accounting, injunctive relief, and attorney’s fees. Plaintiff is seeking relief on behalf of Oklahoma citizens who are or were royalty owners in our Oklahoma wells. Unit has numerous defenses including that it has fulfilled its lease royalty obligations with respect to gas consumed as fuel. As to the propriety of class certification, we are defending on the grounds that the class involves thousands of different leases that have to be individually examined and construed, making class-wide liability determinations impossible. On June 26, 2019, Plaintiff moved for class certification. The court conducted a hearing on October 4, 2019, but has not yet issued its ruling.

We continue to vigorously defend against each of the pending claims. At this time, we are unable to express an opinion with respect to the likelihood of an unfavorable outcome or provide an estimate of potential losses, if any.

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

We may not complete the Exchange Offer and Consent Solicitation at all, or may complete the Exchange Offer with respect to less than all of the Notes.

The completion of the Exchange Offer and Consent Solicitation is subject to the satisfaction, or in certain cases, waiver of specified conditions as described in the Registration Statement. If the conditions to the completion of the Exchange Offer and Consent Solicitation are not satisfied or, if permitted, waived, the Exchange Offer may not be completed.

Our ability to make required payments under our indebtedness would be adversely affected if we were to be unable to complete the Exchange Offer and Consent Solicitation. The purpose of the Exchange Offer is to extend the maturity profile of our outstanding indebtedness and eliminate short to medium-term refinancing and related risks associated with our capital structure. The October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all the Notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023 (the “Credit Agreement Extension Condition”). If we complete the Exchange Offer with respect to less than all of the Notes, then the Credit Agreement Extension Condition will not be immediately satisfied and we may not be able to satisfy it thereafter. If we are not able to complete the Exchange Offer and Consent Solicitation, doubt may arise about our ability to timely repay the Notes.

If we are unable to consummate the Exchange Offer and Consent Solicitation, we will consider other restructuring alternatives available to us at that time.

If we are unable to consummate the Exchange Offer and Consent Solicitation, or less than all of the Notes are tendered in the Exchange, we will consider other restructuring alternatives available to us at that time. Those alternatives may include asset dispositions, joint ventures, or alternative refinancing transactions or the commencement of a Chapter 11 proceeding with or without a pre-arranged plan of reorganization. There can be no assurance that any alternative restructuring arrangement or plan will be pursued or accomplished. If we are unable to satisfy the Credit Agreement Extension Condition, there can be no assurance that we will be able to repay or refinance the Unit credit agreement on its accelerated maturity date or the Notes on their existing maturity date. If the Exchange Offer is not completed or is delayed, the market prices of the Notes may decline to the extent that the current market prices reflect an assumption that the Exchange Offer (or a similar transaction) will be completed and/or the Credit Agreement Extension Condition will be satisfied.

A long and protracted restructuring could cause us to lose key management employees and otherwise adversely affect our business.

If we fail to consummate the Exchange Offer, any alternative we pursue, whether in or out of court, may take substantially longer to consummate than the Exchange Offer. A protracted financial restructuring could disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan. It is possible that such a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key management employees. The losses of key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.

The uncertainty surrounding a prolonged financial restructuring could also have other adverse effects on us. For example, it could also adversely affect:
•our ability to raise additional capital;
•our ability to capitalize on business opportunities and react to competitive pressures;
•our ability to retain and attract employees;
•our liquidity;
•how our business is viewed by investors, lenders, strategic partners, or customers; and
•our enterprise value.

We will incur significant costs in conducting the Exchange Offer and Consent Solicitation.

The Exchange Offer and Consent Solicitation have resulted, and will continue to result, in significant costs to us, including advisory and professional fees paid in connection with evaluating our alternatives under the Notes and pursuing the Exchange Offer and Consent Solicitation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	—	$—	—	—

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

Unit Corporation

Date:	November 8, 2019	By: /s/ Larry D. Pinkston
LARRY D. PINKSTON
Chief Executive Officer and Director

Date:	November 8, 2019	By: /s/ Les Austin
LES AUSTIN
Senior Vice President and Chief Financial Officer