Form 10-K
period 2019-12-31
UNIT CORP
filed 2020-03-16
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 1-9260
UNIT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				73-1283193
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
8200 South Unit Drive,	Tulsa,	Oklahoma	US	74132
(Address of principal executive offices)				(Zip Code)
(Registrant’s telephone number, including area code) (918) 493-7700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.20 per share	UNT	NYSE
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐
Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐   No ☒
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the NYSE on June 28, 2019) held by non-affiliates was approximately $467,332,169. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
As of February 28, 2020, 55,423,610 shares of the issuer's common stock were outstanding.
Portions of the information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

Exhibit Index—See Page 140

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

UNIT CORPORATION
Annual Report
For The Year Ended December 31, 2019

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

Each company may conduct operations through subsidiaries of its own.

This table provides certain information about us as of February 28, 2020:

Oil and Natural Gas
Total number of wells in which we own an interest	6,151
Contract Drilling
Total number of drilling rigs available for use	58
Mid-Stream
Number of natural gas treatment plants we own	3
Number of processing plants we own	11
Number of natural gas gathering systems we own	19

2019 SEGMENT OPERATIONS HIGHLIGHTS

Oil and Natural Gas
•Increased oil production by 11.6% over 2018 while total equivalent production decreased 1.4% with the hold on drilling program in the second half of the year.
•Initiated development drilling program of Red Fork horizontal play with outstanding results.
•Cost cuts identified during the fourth quarter of 2019 expected to reduce lease operating expense by 10.0% during 2020.
•Sold non-core assets with proceeds of $21.8 million.

Contract Drilling
•Utilization cycle during 2019:
◦Began the year with 32 drilling rigs operating;
◦Placed two new BOSS drilling rigs into service in the first quarter and one new BOSS drilling rig in the fourth quarter; and
◦Averaged rig utilization between 30-32 drilling rigs operating through the middle of May 2019, as many operators front end loaded their drilling budgets in the first half of 2019. Utilization decreased to 18 drilling rigs at the end of August and remained at that level into early December finishing out the year at 20 drilling rigs operating.
•All 14 BOSS drilling rigs were operating when placed in service during the year.
•Average drilling rig dayrates increased 7.2% during the year primarily due to higher BOSS drilling rig concentration in drilling rigs operating.

Mid-Stream
•Completed the acquisition of Central Oklahoma assets consisting of 572 miles of pipeline and related compressor stations in December 2019.
•Increased average throughput volume to 436 MMcf per day during 2019, a 10.7% increase over 2018.
•Increased average processed gas volumes to 164 MMcf per day during 2019, a 4.0% increase over 2018.
•During 2019 connected a total of 69 new wells to our gathering and processing systems from various producers.
•Connected seven new wells to the Pittsburgh Mills gathering system from a new well pad which increased gathered volume approximately 95 MMcf per day.
•Connected 35 new wells to the Cashion system during 2019 from active producers with significant acreage dedications.
•Completed the installation of a new 60 MMcf per day processing plant that was transferred from Bellmon at the Reeding location on the Cashion gathering system which increased our total processing capacity on the Cashion system to 105 MMcf per day.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Note 20 of our Notes to Consolidated Financial Statements in Item 8 of this report for information regarding each of our segment’s revenues, profits or losses, and total assets.

OIL AND NATURAL GAS

General. All our oil and natural gas properties are in the United States. Our producing oil and natural gas properties, unproved properties, and related assets are mainly in Oklahoma, Texas, and to a lesser extent Arkansas, Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Utah, and Wyoming.

When we are the operator of a property, we try to drill wells using a drilling rig owned by our contract drilling segment, and we use our mid-stream segment to gather our gas if it is economical to do so.

This table presents certain information regarding our oil and natural gas operations as of December 31, 2019:

	Number of Gross Wells	Number of Net Wells	Number of Gross Wells in Process	Number of Net Wells in Process	2019 Average Net Daily Production
					Natural Gas (Mcf)	Oil (Bbls)	NGLs (Bbls)
Total	6,149	2,207.63	21	1.21	145,383	8,788	13,077

As of December 31, 2019, we had no significant water floods, pressure maintenance operations, or any other material related activities in process.

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

Dispositions. We had non-core asset sales, net of related expenses, of $21.8 million, $22.5 million, and $18.6 million, in 2019, 2018, and 2017, respectively. Proceeds from these sales reduced the net book value of the full cost pool with no gain or loss recognized.

We determined the value of some of our unproved oil and gas properties were diminished (in part or whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.9 million and $10.5 million in 2019 and 2017, respectively of costs being added to the total of our capitalized costs being amortized. We did not have any impairment of unproved oil and natural gas properties in 2018. In 2019, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million net of tax) due to the reduction of the 12-month average commodity prices and the removal of proved undeveloped reserves due to the uncertainty regarding our ability to finance future capital expenditures. We had no non-cash ceiling test write-downs during 2017 or 2018.

Well and Leasehold Data. These tables identify certain information regarding our oil and natural gas exploratory and development drilling operations:

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Wells drilled:
Development:
Oil	16	9.98	52	9.18	45	10.98
Natural Gas	99	19.17	63	22.96	23	13.90
Dry	—	—	2	1.02	2	0.83
Total development	115	29.15	117	33.16	70	25.71
Exploratory:
Oil	—	—	—	—	—	—
Natural gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory	—	—	—	—	—	—
Total wells drilled	115	29.15	117	33.16	70	25.71

	Year Ended December 31,
	2019		2018 (1)		2017
	Gross	Net	Gross	Net	Gross	Net
Wells producing or capable of producing:
Oil	1,534	604.79	1,533	598.50	1,554	632.85
Natural gas	4,601	1,598.32	4,775	1,734.96	4,887	1,797.66
Total	6,135	2,203.11	6,308	2,333.46	6,441	2,430.51
_________________________
1.There were 56 gross wells with multiple completions.

We own interests in drilling two gross (0.002 net) wells started during 2020 as of February 28, 2020.

Cost for development drilling includes $77.2 million, $76.3 million, and $41.6 million in 2019, 2018, and 2017, respectively, to develop previously booked proved undeveloped oil and natural gas reserves.

This table summarizes our leasehold acreage at December 31, 2019:

	Year Ended December 31, 2019
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net (1)	Gross	Net
Total	509,930	319,756	86,892	48,504	596,822	368,260
_________________________
1.Approximately 79% of the net undeveloped acres are covered by leases that will expire in the years 2020—2022 unless drilling or production extends the terms of those leases.

Price and Production Data. The following tables identify the average sales price, production volumes, and average production cost per equivalent barrel for our oil, NGLs, and natural gas production for the years indicated:

	Year Ended December 31,
	2019	2018	2017
Average sales price per barrel of oil produced:
Price before derivatives	$55.13	$63.78	$48.98
Effect of derivatives	2.36	(8.00)	0.46
Price including derivatives	$57.49	$55.78	$49.44
Average sales price per barrel of NGLs produced:
Price before derivatives	$12.42	$22.58	$18.35
Effect of derivatives	—	(0.40)	—
Price including derivatives	$12.42	$22.18	$18.35
Average sales price per Mcf of natural gas produced:
Price before derivatives	$1.88	$2.42	$2.49
Effect of derivatives	0.16	0.04	(0.03)
Price including derivatives	$2.04	$2.46	$2.46

	Year Ended December 31,
	2019	2018	2017
Oil production (MBbls):
Jazz Wilcox field	417	418	533
Buffalo Wallow field	243	258	127
All other fields	2,548	2,198	2,055
Total oil production	3,208	2,874	2,715
NGLs production (MBbls):
Jazz Wilcox field	1,278	1,370	1,567
Buffalo Wallow field	1,237	1,235	728
All other fields	2,258	2,320	2,442
Total NGLs production	4,773	4,925	4,737
Natural gas production (MMcf):
Jazz Wilcox field	14,361	17,494	16,799
Buffalo Wallow field	11,843	9,428	6,228
All other fields	26,861	28,704	28,233
Total natural gas production	53,065	55,626	51,260
Total production (MBoe):
Jazz Wilcox field	4,089	4,703	4,900
Buffalo Wallow field	3,454	3,065	1,893
All other fields	9,282	9,302	9,203
Total production	16,825	17,070	15,996
Average production cost per equivalent Bbl (1)	$5.71	$6.50	$6.24
_______________________
1.Excludes ad valorem taxes and gross production taxes.

Our Jazz Wilcox field in South Texas, which includes our Gilly, Segno, and Wildwood prospects and several smaller prospects, contained 21%, 14%, and 18% of our total proved reserves in 2019, 2018, and 2017, respectively, expressed on an oil-equivalent barrels basis. Our Buffalo Wallow field in Hemphill County, Texas, contained 10%, 29%, and 24% of our total proved reserves for those same years also expressed on an oil-equivalent barrels basis. There are no other fields that accounted for more than 15% of our proved reserves.

Oil, NGLs, and Natural Gas Reserves. The following table identifies our estimated proved developed and undeveloped oil, NGLs, and natural gas reserves:

	Year Ended December 31, 2019
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Total proved developed	12,196	23,030	220,187	71,924
Total proved undeveloped	—	—	—	—
Total proved	12,196	23,030	220,187	71,924

Oil, NGLs, and natural gas reserves cannot be measured exactly. Estimates of those reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in financial disclosures. We use Ryder Scott Company, L.P., (Ryder Scott), independent petroleum consultants, to audit the reserves prepared by our reservoir engineers. Ryder Scott has been providing petroleum consulting services throughout the world since 1937. Their summary report is attached as Exhibit 99.1 to this Form 10-K. The wells or locations for which reserve estimates were audited were taken from our reserve and income projections as of December 31, 2019, and comprised 86% of the total proved developed future net income discounted at 10% (based on the SEC's unescalated pricing policy).

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

Technical Qualifications

Ryder Scott – Mr. Robert J. Paradiso was the primary technical person responsible for overseeing the estimate of the reserves prepared by Ryder Scott.

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

Besides gaining experience and competency through prior work experience, the Texas Board of Professional Engineers requires at least fifteen hours of continuing education annually, including at least one hour in professional ethics, which Mr. Paradiso fulfills. As part of his 2019 continuing education hours, Mr. Paradiso attended 6 hours of formalized training during the 2019 RSC Reserves Conference relating to the definitions and disclosure guidelines in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. Mr. Paradiso attended an additional 31 hours of formalized in-house training during 2019 covering such topics as the SPE/WPC/AAPG/SPEE Petroleum Resources Management System, reservoir engineering, geoscience and petroleum economics evaluation methods, procedures and software and ethics for consultants.

Based on his educational background, professional training and over 40 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Paradiso has attained the professional qualifications as a Reserves Estimator and Reserves Auditor in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the SPE as of February 19, 2007. For more information regarding Mr. Paradiso’s geographic and job-specific experience, please refer to the Ryder Scott Company website at http://www.ryderscott.com/Company/Employees.

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

Proved Undeveloped Reserves. As of December 31, 2019, we did not have any proved undeveloped reserves.

Below, we summarize changes to our proved undeveloped reserves during 2019:

	Oil (MMBbls)	NGLs (MMBbls)	Natural Gas (Bcf)	Total (MMBoe)
Proved undeveloped reserves, January 1, 2019	7.4	14.3	158.7	48.1
Extensions and discoveries	—	—	—	—
Converted to developed	(2.7)	(2.2)	(25.0)	(9.1)
Revisions of previous estimates	(4.7)	(12.1)	(133.1)	(38.9)
Sale of reserves	—	—	(0.6)	(0.1)
Proved undeveloped reserves, December 31, 2019	—	—	—	—

During 2019, we converted 39 proved undeveloped well locations into proved developed wells at a cost of approximately $77.2 million. The downward revision to previous estimates is primarily due to uncertainty regarding our ability to finance the development of our proved undeveloped reserves over a five-year period and from lower commodity prices. This resulted in the removal of 2.9 MMBbls of oil, 2.2 MMBbls of NGLs, and 20.0 Bcf of natural gas and the elimination of any extensions and disclosures.

Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2019, 2018, and 2017, the changes in quantities, and standardized measure of those reserves for the three years then ended, are shown in the Supplemental Oil and Gas Disclosures in Item 8 of this report.

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

Customers. During 2019, sales to CVR Refining, LP accounted for 14% of our oil and natural gas revenues. Besides our mid-stream segment, no other company accounted for over 10% of our oil and natural gas revenues. During 2019, our mid-stream segment purchased $40.6 million of our natural gas and NGLs production and provided gathering and transportation services of $6.9 million. Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas segment has been eliminated in our consolidated financial statements. In 2018 and 2017, we eliminated intercompany revenues of $88.7 million and $69.9 million, respectively, attributable to the intercompany purchase of our production of natural gas and NGLs and gathering and transportation services.

CONTRACT DRILLING

General. Our contract drilling business is conducted through Unit Drilling Company. Through this company we drill onshore oil and natural gas wells for our account and others. Our drilling operations are mainly in Oklahoma, Texas, New Mexico, Wyoming, North Dakota, and to a lesser extent in Colorado.

This table identifies certain information about our contract drilling segment:

	Year Ended December 31,
	2019	2018	2017
Number of drilling rigs available for use at year end (1)	58.0	55.0	95.0
Average number of drilling rigs owned during the year	56.9	95.5	94.5
Average number of drilling rigs utilized	24.6	32.8	30.0
Utilization rate (2)	43%	34%	32%
Average revenue per day (3)	$18,736	$16,429	$15,934
Total footage drilled (feet in 1,000’s)	7,615	8,386	6,864
Number of wells drilled	423	539	468
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

Description and Location of Our Drilling Rigs. An on-shore drilling rig is composed of major equipment components like engines, drawworks or hoists, derrick or mast, substructure, mud pumps, blowout preventers, top drives, and drill pipe. Because of the normal wear and tear from operating 24 hours a day, several of the major components, like engines, mud pumps, top drives, and drill pipe, must be replaced or overhauled periodically. Other major components, like the substructure, mast, and drawworks, can be used for extended periods with proper inspections and maintenance. We also own additional equipment used in operating our drilling rigs, including iron roughnecks, automated catwalks, skidding systems, large air compressors, trucks, and other support equipment. Our drilling rigs can be transferred between divisions.

The maximum depth capacities of our various drilling rigs range from 9,500 to 40,000 feet allowing us to cover a wide range of our customers drilling requirements. In 2019, 39 of our 58 drilling rigs were used in drilling services.

This table shows certain information about our drilling rigs as of February 28, 2020:

	Contracted Rigs	Non-Contracted Rigs	Total Rigs	Average Rated Drilling Depth (ft)
Drilling Rigs	18	40	58	20,190

Fluctuating commodity prices directly affect drilling rig utilization rates, both positively and negatively. In 2019, many operators planned their drilling budgets more toward the first half of the year. As commodity prices declined mid-year, so did drilling rig utilization. The volatility of commodity prices coupled with the supply and demand economic of oil, natural gas, and NGLs has caused a continued decline in US land drilling rig utilization.

At any given time the number of drilling rigs we can work depends on several conditions besides demand, including the availability of qualified labor and the availability of needed drilling supplies and equipment. The impact of these conditions affects the demand for our drilling rigs.

The following table shows the average number of our drilling rigs working by quarter for the years indicated:

	2019	2018	2017
First quarter	31.4	31.7	25.5
Second quarter	28.6	32.2	28.8
Third quarter	20.4	34.2	34.6
Fourth quarter	18.3	33.1	31.2

Drilling Rig Fleet. The following table summarizes the changes to our drilling rig fleet in 2019. A more complete discussion of changes over the last three years follows the table:

Drilling rigs available for use on January 1, 2019	55
Drilling rigs constructed	3
Total drilling rigs available for use on December 31, 2019	58

Dispositions, Acquisitions, and Construction. During 2017, we built our tenth BOSS drilling rig and placed it into service for a third party operator under a long term contract.

During 2018, we built our 11th BOSS drilling rig and placed it into service for a third party operator under a long term contract.

In December 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer use based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax). During 2019, we sold six of these drilling rigs and some of the other equipment to unaffiliated third parties. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. Seven drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $5.9 million.

During 2019, we completed construction and placed into service with third party operators under long-term contracts our 12th and 13th BOSS drilling rigs. Our 14th BOSS drilling rig was completed and placed into service in December of 2019 for a third party operator under a long-term contract.

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

The type of contract used determines our compensation. All of our contracts in 2019, 2018, and 2017 were daywork contracts. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our compensation is based on a negotiated rate to be paid for each day the drilling rig is used.

The majority of our contracts are under term contracts, with the rest on well-to-well contracts. Term contracts range from six months to three years and the rates can either be fixed throughout the term or allow for periodic adjustments.

Customers. During 2019, EOG Resources, Inc., QEP Resources, Inc., and Slawson Exploration Company, Inc. were our largest third-party drilling customers accounting for approximately 12%, 12%, and 11% of our total contract drilling revenues, respectively. Our work for these customers were under multiple contracts and our business was not substantially dependent on a single contract. None of these individual contracts were considered material. No other third-party customer accounted for 10% or more of our contract drilling revenues.

Our contract drilling segment also provides drilling services for our oil and natural gas segment. During 2019, 2018, and 2017, our contract drilling segment drilled 50, 45, and 27 wells, respectively, for our oil and natural gas segment, or 12%, 8%, and 6%, respectively, of the total wells drilled by our contract drilling segment. Depending on the timing of the drilling services performed on our properties, those services may be deemed, for financial reporting purposes, to be associated with acquiring an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties. The contracts for these services are issued under similar terms and rates as the contracts signed with unrelated third parties. By providing drilling services for the oil and natural gas segment, we eliminated revenue of $15.8 million, $22.5 million, and $13.4 million during 2019, 2018, and 2017, respectively, from our contract drilling segment and eliminated the associated operating expense of $14.2 million, $19.5 million, and $11.8 million during 2019, 2018, and 2017, respectively, yielding $1.6 million, $3.0 million, and $1.6 million during 2019, 2018, and 2017, respectively, as a reduction to the carrying value of our oil and natural gas properties.

MID-STREAM

General. Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiaries, for which we own a 50% interest. Its operations consist of buying, selling, gathering, processing, and treating natural gas. It operates three natural gas treatment plants, 11 processing plants, 19 active gathering systems, and approximately 2,080 miles of pipeline. Superior and its subsidiaries operate in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

This table presents certain information regarding our mid-stream segment for the years indicated:

	Year Ended December 31,
	2019	2018	2017
Gas gathered—Mcf/day	435,646	393,613	385,209
Gas processed—Mcf/day	164,482	158,189	137,625
NGLs sold—gallons/day	625,873	663,367	534,140

Dispositions and Acquisitions. This segment had no significant dispositions or acquisitions during 2017.

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

Superior is governed and managed under its Amended and Restated Limited Liability Company Agreement and the Master Services and Operating Agreement (MSA) signed by Superior and an affiliate of Unit, as both agreements may be amended occasionally. Further details are in Note 18 – Variable Interest Entity Arrangements.

In December 2019, we closed on an acquisition for $16.1 million that included approximately 572 miles of pipeline and related compressor stations. The transaction closed on December 30, 2019 with an effective date of December 1, 2019.

Contracts. Our mid-stream segment provides its customers with a full range of gathering, processing, and treating services. These services are usually provided to each customer under long-term contracts (more than one year), but we have short-term contracts. Our customer agreements include these types of contracts:

•Fee-Based Contracts. These contracts provide for a set fee for gathering, transporting, compressing, and treating services. Our mid-stream’s revenue is a function of the volume of natural gas and is not directly dependent on the value of natural gas. For the year ended December 31, 2019, 76% of our mid-stream segment’s total volumes and 72% of its operating margins (as defined below) were under fee-based contracts.
•Commodity-Based Contracts. These contracts consist of several contract structure types. Under these contract structures, our mid-stream segment purchases the raw well-head natural gas and settles with the producer at a stipulated price while retaining all sales proceeds from third parties or retains a negotiated percentage of the sales proceeds from the residue natural gas and NGLs it gathers and processes, with the remainder being paid to the producer. For the year ended December 31, 2019, 24% of our mid-stream segment’s total volumes and 28% of operating margins (as defined below) were under commodity-based contracts.

For each of the above contracts, operating margin is defined as total operating revenues less operating expenses and does not include depreciation, amortization, and impairment, general and administrative expenses, interest expense, or income taxes.

Customers. During 2019, ONEOK, Inc., Range Resources Corporation, and Centerpoint Energy Service, Inc. accounted for approximately 33%, 13%, and 10% of our mid-stream revenues, respectively. We believe that if we lost these customers, there are other customers available to purchase our gas and NGLs. During 2019, 2018, and 2017 our mid-stream segment purchased $40.6 million, $81.4 million, and $63.2 million, respectively, of our oil and natural gas segment's natural gas and

NGLs production, and provided gathering and transportation services of $6.9 million, $7.3 million, and $6.7 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

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

	Oil Price per Bbl		NGLs Price per Bbl		Natural Gas Price per Mcf
Quarter	High	Low	High	Low	High	Low
2017
First	$50.48	$46.85	$20.71	$15.04	$3.76	$2.14
Second	$48.73	$43.49	$15.33	$14.36	$2.95	$2.30
Third	$49.66	$44.54	$19.99	$16.17	$2.53	$2.04
Fourth	$57.38	$49.62	$22.39	$21.13	$2.58	$1.93
2018
First	$63.04	$58.74	$22.52	$20.03	$2.92	$2.08
Second	$68.61	$65.76	$23.46	$21.14	$2.23	$1.96
Third	$70.75	$68.38	$29.61	$25.15	$2.28	$2.19
Fourth	$69.88	$47.54	$25.12	$16.32	$3.72	$2.25
2019
First	$56.44	$50.04	$16.45	$15.81	$2.86	$2.16
Second	$61.75	$53.87	$15.75	$8.62	$1.98	$1.58
Third	$57.99	$51.41	$8.86	$7.89	$1.60	$1.44
Fourth	$57.71	$52.11	$13.49	$12.85	$1.94	$1.63

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

OIL AND NATURAL GAS PROGRAMS AND CONFLICTS OF INTEREST

Unit Petroleum Company served as the general partner of 13 oil and gas limited partnerships (the employee partnerships) which were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. Effective January 1, 2019, we elected to terminate and wind down all of the remaining employee limited partnerships. In accordance with the partnership agreements, we, as the liquidating trustees, valued the interests of the limited partners using the formula provided in each partnership agreement and purchased those interests. Total purchase price for all of the limited partners' interests net of Unit's interest was $0.6 million. We have no plans to sponsor additional employee limited partnerships.

The employee partnerships each had a set annual percentage (ranging from 1% to 15%) of our interest that the partnership acquired in most of the oil and natural gas wells we drilled or acquired for our account during the year in which the partnership was formed. The total interest the participants had in our oil and natural gas wells by participating in these partnerships did not exceed one percent of our interest in the wells.

These partnerships are further described in Notes 3 and 12 to the Consolidated Financial Statements in Item 8 of this report.

EMPLOYEES

As of February 28, 2020, we had approximately 603 employees in our contract drilling segment, 237 employees in our oil and natural gas segment, 135 employees in our mid-stream segment, and 79 in our general corporate area. None of our employees are members of a union or labor organization nor have our operations ever been interrupted by a strike or work stoppage. We consider relations with our employees to be satisfactory.

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

The EPA and the U.S. Army Corp of Engineers (Army) in 2015 proposed a new expansive definition of the “waters of the United States,” which the United States Court of Appeals for the Sixth Circuit stayed nationally. On February 28, 2017, an Executive Order was issued and directed that the EPA and Army consider interpreting the term “navigable waters” in a manner consistent with Justice Scalia’s opinion in Rapanos v. United States (2006). On March 6, 2017, the EPA and Army announced their intention to review and rescind or revise the 2015 Clean Water Rule and on June 27, 2017 they issued a proposed rule and written recommendations (Obama rule). On January 22, 2018, the United States Supreme Court in National Association of Manufacturers v. Department of Defense, et al. vacated the Sixth Circuit’s nationwide stay. As a result, on January 31, 2018, the EPA and Army issued a rule providing that the 2015 definition of “waters of the United States” will not apply until two years following the date this rule is published in the Federal Register. In addition, Army includes wetlands within its definition of “waters of the United States.” However, due to ongoing litigation, the Obama rule only applies to 28 states, and is enjoined with respect to the other 22 states challenging the Obama rule until such time as the litigation is resolved. On December 1, 2018, the EPA and Army released a proposed rule which would restrict the definition of “waters of the United States” to traditional large navigable waters, rivers and lakes and territorial seas used in interstate or foreign commerce as well as the tributaries, navigable lakes and ponds and tributaries that provide perennial or intermittent flow to them, as well as ditches that are “artificial channels” used to carry water and meet the conditions of a tributary or are adjacent to wetlands, impoundments of jurisdictional waters, and wetlands which are adjacent to jurisdictional waters in a “typical year” or which are connected by a channel to “waters of the United States.” In 2016, the United States Supreme Court in U.S. Army Corps of Engineers v. Hawkes held that landowners can challenge in court an Army Corps of Engineers jurisdictional determination. It is anticipated this decision will provide landowners an important tool in negotiating and resolving conflicts with federal agencies over the extent of wetlands on a property. During 2018, the United States Courts of Appeals for the Fourth and Ninth Circuits applied the so-called “hydrological connection” theory to extend jurisdiction of the Clean Water Act to cover pollutants that reach surface waters via groundwater. The Sixth Circuit addressed the same issue, but rejected the Fourth and Ninth Circuits’ decisions and held the opposite, consistent with 1994 Fifth Circuit and 2001 Seventh Circuit decisions. In response to an early December 2018 United States Supreme Court invitation to comment on the Fourth and Ninth Circuit’s decisions, the United States Solicitor General asked the United States Supreme Court to resolve the Circuit Courts’ split on whether the Clean Water Act applies when pollutants from a point source reach navigable waters after traveling through the groundwater. Petitions for review of the Fourth and Ninth Circuits’ decision were filed with the United States Supreme Court in October and briefing completed in November 2018.

Endangered Species Act. The federal Endangered Species Act, called the “ESA,” and analogous state laws regulate many activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. Designating previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators and service companies to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce drilling activities in affected areas. All three of our business segments could be subject to the effect of one or more species being listed as threatened or endangered within the areas of our operations. Numerous species have been listed or proposed for protected status in areas in which we provide or could undertake operations. The U.S. Fish and Wildlife Service (FWS) and the National Marine Fisheries (NMFS) in 2016 issued final revised definitions relating to impacts on critical habitats for potentially endangered species allowing exclusion of certain areas if they will not result in the extinction of the species. In 2017, the Western Governor’s Association issued a Policy Resolution calling on Congress to amend and reauthorize the ESA based upon seven broad goals to make the act more workable and understandable. In December 2017, the Interior Department announced that it is working on possible changes to the ESA with the FWS to revise the regulations for listing endangered and threatened species and for designation of critical habitat. On July 19, 2018, the FWS and NMFS issued their proposals to revise the ESA regulations, to include: (1) reinstating the prior two-step approach to designating critical habitat, first considering designation of occupied habitat and then considering non-occupied habitat only if the existing inhabited area is inadequate to ensure conservation of the species; and (2) removal from the definition of “adverse modification” by deleting the second sentence in the definition which includes impact to land that “preclude or significantly delay development [physical or biological] features” essential to the conservation of the species. However, some of the new proposals may be impacted by the United States Supreme Court’s decision issued in late November 2018. In vacating a United States Court of Appeals for the Fifth Circuit decision involving an endangered species, in Weyerhaeuser Co. v. U.S. Fish & Wildlife Service, the Supreme Court held that (1) a proposed site must be “habitat” for an endangered species before the FWS can designate it as “habitat that is critical” and (2) federal courts should review for an abuse of discretion the FWS’s decision not to exclude a site from designation. In other words, only the actual habitat of an endangered species can be designated critical habitat, meaning that an uninhabited area that otherwise meets the definition of critical habitat should not be so designated. The presence of protected species in areas where we provide contract drilling or mid-stream services or conduct exploration and production operations could impair our ability to timely complete or carry out those services and, consequently, hurt our results of operations and financial position.

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

In 2007, the United States Supreme Court in Massachusetts, et al. v. EPA, held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act if it represents a health hazard to the public. On December 7, 2009, the U.S. Environmental Protection Agency (EPA) responded to the Massachusetts, et al. v. EPA decision and issued a finding that the current and projected concentrations of GHGs in the atmosphere threaten the public health and welfare of current and future generations, and that certain GHGs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of GHG and hence to the threat of climate change. In addition, the EPA issued a final rule, effective in December 2009, requiring the reporting of GHG emissions from specified large (25,000 metric tons or more) GHG emission sources in the U.S., beginning in 2011 for emissions in 2010. During 2010, the EPA proposed revisions to these reporting requirements to apply to all oil and gas production, transmission, processing, and other facilities exceeding certain emission thresholds. On May 12, 2016, the EPA issued three final rules that together will curb emissions of methane, smog-forming volatile organic compounds (VOCs) and toxic air-pollutants such as benzene from new, reconstructed and modified oil and natural gas sources, while providing greater certainty about Clean Air Act permitting requirements for the industry (Methane Rule). First, the EPA issued updates to the New Source Performance Standards (NSPS) for the oil and natural gas industry to add requirements that the industry reduce emissions of GHGs and to cover additional equipment and activities in the oil and natural gas distribution chain by setting emissions limits for methane and to require owners/operators to find and repair methane and VOC leaks. Second, the EPA issued a source determination rule regarding the EPA’s air permitting rules as they apply to the oil and natural gas industry. The EPA clarified when multiple pieces of equipment and activities must be deemed a single source for determining whether (i) major source Prevention of Significant Deterioration (PSD) and Nonattainment New Source Review requirements apply regarding preconstruction permitting and (ii) a Title V Operating permit is required. Third, the EPA issued a final rule to implement the Minor New Source Review Program in Indian Country for oil and natural gas production designed to limit emissions of harmful air pollution while making the preconstruction permitting process more streamlined and efficient. These regulations will cause additional costs to reduce emissions of GHGs associated with our operations and could hurt demand for the crude oil we gather, transport, store or otherwise handle in connection with our services. Although the EPA announced in April 2017 it will reconsider the GHG oil and gas emissions rule and delay its compliance, lawsuits have prevented such an effort. On September 1, 2018, the EPA proposed revisions to its Methane Rule, which the EPA estimates would “significantly reduce regulatory burden, saving the industry tens of millions of dollars in compliance each year.” The EPA proposes to revise (decrease) the monitoring frequencies for fugitive emissions (leaks) at non-low production well sites, low production well sites and compressor stations. The EPA also proposes to allow owners/operators up to 60 days after fugitive emissions are detected to complete repairs, provided that a first attempt at repair has to be made within the first 30 days.

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
•our estimates of the amounts of any ceiling test write-downs or other potential asset impairments we may have to record in future periods; and
•our plans to restructure our debt and the costs related to those plans.

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
•the amount and terms of our debt;
•future compliance with covenants under the Unit credit agreement and indentures;
•the possibility that our common stock may be delisted;
•our ability to continue as a going concern;
•putative class action lawsuits that may result in substantial expenditures and divert management's attention; and
•other factors, most of which are beyond our control.

You should not place undue reliance on these forward-looking statements. Except as required by law, we disclaim any obligation to update forward-looking information and to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this document to reflect incorrect assumptions or unanticipated events.

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. Oil and natural gas prices have recently experienced record declines and are currently at record low levels in response to dramatic supply and demand uncertainty. In response, several exploration and production companies have recently announced plans to reduce their capital budgets and activity levels. We expect these changes will adversely affect the revenue, profitability, and cash flow from and, ultimately the financial position of, our business. A significant downturn in the oil and gas industry could cause a reduction in demand for oilfield services and could hurt our financial condition, results of operations and cash flows.

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

Oil prices are extremely sensitive to influences domestic and foreign based on political, social or economic underpinnings, any of which could have an immediate and significant effect on the price and supply of oil. For example, the price of oil fell approximately 20% on March 9, 2020 due to Saudi Arabia's decision to increase its production to record levels. We cannot anticipate whether or when production will return to normalized levels, and oil prices could remain at current levels or decline further, for an extended period of time.

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

Based on our 2019 production, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of derivatives, would cause a corresponding $423,000 per month ($5.1 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $252,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of derivatives, would have a $371,000 per month ($4.5 million annualized) change in our pre-tax operating cash flow.

To reduce our exposure to short-term fluctuations in the price of oil, NGLs, and natural gas, we sometimes enter into derivative contracts such as swaps and collars. To date, we have derivatives covering part, but not all of our production which provides price protection only against declines in oil, NGLs, and natural gas prices on the production subject to our derivatives, but not otherwise. Should market prices for the production we have derivatives exceed the prices due under our derivative contracts, our derivative contracts then expose us to risk of financial loss and limit the benefit to us of those increases in market prices. During 2019, to help manage our cash flow and capital expenditure requirements, we had derivative contracts on approximately 53% and 56% of our 2019 average daily production for oil and natural gas, respectively and no derivative contracts for NGLs. Volumes not covered by derivative contracts are subject to market responsive prices. A more thorough discussion of our derivative arrangements is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report in Item 7.

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

We review quarterly the carrying value of our oil and natural gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from those proved reserves, discounted at 10%. Application of this “ceiling test” generally requires pricing future revenue at the unescalated 12-month average price and requires a write-down for accounting purposes if we exceed the ceiling. We may be required to write-down the carrying value of our oil and natural gas properties when oil, NGLs, and natural gas prices are depressed. If a write-down is required, it would cause a charge to earnings but would not impact our cash flow from operating activities. Once incurred, a write-down is not reversible. In 2019, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million net of tax) due to the reduction of the 12-month average commodity prices and the removal of proved undeveloped reserves due to the uncertainty regarding our ability to finance future capital expenditures. We had no non-cash ceiling test write-downs during 2017 or 2018.

Debt and Bank Borrowing. We have incurred and expect to continue to incur substantial capital expenditures in our operations. Historically, we have funded our capital needs through a combination of internally generated cash flow and borrowings under our bank credit agreements. In 2011 and 2012, we issued $250.0 million (the 2011 Notes) and $400.0 million (the 2012 Notes), respectively, of senior subordinated notes (collectively, the Notes). We have, and will continue to have, a certain amount of indebtedness. At December 31, 2019, we had $108.2 million outstanding current portion of long-term debt under the Unit credit agreement and $16.5 million outstanding long-term debt under the Superior credit agreement, and $646.7 million, net of unamortized discount and debt issuance costs, under the Notes.

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

Our ability to meet our debt obligations depends on our future performance. If the requirements of our indebtedness are not satisfied, a default could be deemed to occur and our lenders or the holders of the Notes could accelerate the payment of the outstanding indebtedness. If that were to happen, we would not have sufficient funds available (and probably could not obtain the financing required) to meet our obligations. See "Risks Related to Our Financial Condition" and "Risks Related to Our Indebtedness" below.

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

Substantial doubt exists as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. At December 31, 2019, we had approximately $0.6 million in cash and cash equivalents on hand. We generated revenues of $674.6 million and $843.3 million and cash from operating activities of $269.4 million and $352.7 million during the twelve months ended December 31, 2019 and 2018, respectively.

We have substantial debt obligations, including, as of December 31, 2019, $650.0 million in principal amount of the Notes, which mature in May 2021, $108.2 million drawn under the Unit credit agreement, which matures in November 2020 if the Credit Agreement Extension Condition is not satisfied on or prior to that date, and $16.5 million drawn under our Superior credit agreement. We have been unsuccessful in raising capital to refinance the Notes, and we may not complete our recent offer to exchange the Notes. Accordingly, we cannot assure our stockholders that we will be able to satisfy the Credit Agreement Extension Condition or repay borrowings under the Unit credit agreement at maturity. If we lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, we may seek protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) to restructure our business and capital structure, or sell or liquidate assets. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock. As a result, implementation of a strategic transaction or alternative or a Chapter 11 proceeding could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in our company.

A long and protracted restructuring could materially adversely affect our business.

We have engaged and continue to engage in discussions with the lenders under the Unit credit agreement and a committee of certain holders of our outstanding senior subordinated notes subject to a non-disclosure agreement regarding a possible restructuring of our indebtedness.

Our ability to make required payments under our indebtedness would be adversely affected if we were to be unable to successfully restructure our capital structure. The purpose of the restructuring discussions is to extend the maturity profile of our outstanding indebtedness and eliminate short to medium-term refinancing and related risks associated with our capital structure. The October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all our outstanding senior subordinated notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023. If we are not able to successfully restructure our indebtedness, doubt may arise about our ability to timely repay our outstanding senior subordinated notes.

Based on our cash flow forecasts, if the maturity date of the Unit credit agreement is accelerated to November 16, 2020, there is substantial doubt about our ability to pay the amount due under the Unit credit agreement on maturity.

Additionally, based on our current plan, we anticipate that we will be in violation of certain covenants of the Unit credit agreement on the filing of our quarterly report Form 10-Q for the quarter ended June 30, 2020, which is due on August 10, 2020. If we are unable to renegotiate the terms of that agreement or obtain a waiver, this could result in all amounts outstanding under the Unit credit agreement and our outstanding senior subordinated notes becoming immediately due and payable. Based on our cash flow forecasts, we would not have sufficient liquidity to repay our indebtedness.

If either of the above circumstances were to occur, at that point we would consider other restructuring alternatives available to us. Those alternatives may include asset dispositions, joint ventures, or alternative refinancing transactions or the commencement of a Chapter 11 proceeding with or without a pre-arranged plan of reorganization. There can be no assurance that any alternative restructuring arrangement or plan will be pursued or accomplished. Finally, such efforts have resulted, and will continue to result, in significant costs to us, including advisory and professional fees paid in connection with evaluating our alternatives.

A protracted financial restructuring would disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan. It is possible that a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key management employees. The loss of key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.

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

We have a significant amount of indebtedness. Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects, and we may have difficulty paying our debts as they become due.

As of December 31, 2019, we had approximately $758.2 million in principal amount of debt outstanding (including $108.2 million drawn under our Unit credit agreement and $650.0 million outstanding senior subordinated 6.625% notes). As of December 31, 2019, we had approximately $6.7 million of letters of credit issued and borrowing capacity of approximately $160.1 million under our Unit credit agreement, subject to credit agreement constraints.

The level of and terms and conditions governing our debt:
•increase our vulnerability to the cyclical nature of our business, economic downturns or other adverse developments in our business;
•could limit our ability to access capital markets, refinance our existing indebtedness, raise capital on favorable terms, or obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or for other purposes;
•place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size, or those that have less restrictive terms governing their indebtedness, thereby enabling competitors to take advantage of opportunities that our indebtedness may prevent us from pursuing;
•limit management’s discretion in operating our business; and
•increase our cost of borrowing.

Any of the above listed factors could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our ability to pay our expenses and fund our working capital needs and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation. We have drawn on our Unit credit agreement for liquidity and the borrowing base is subject to a redetermination in the first quarter of 2020. If our borrowing base decreases as a result of lower prices of oil, natural gas or NGL, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. To the extent that the value of the collateral pledged under our credit facility declines as a result of lower oil and natural gas prices, asset dispositions or otherwise, we may be required to pledge additional collateral to maintain the current availability of the commitments thereunder, and we cannot assure you that we will be able to maintain a sufficiently high valuation to maintain the current commitments. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we are unable to service our indebtedness and other obligations, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness. In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness could be affected by our future performance and events or circumstances beyond our control. Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under our other outstanding indebtedness. Any of the above risks could materially adversely affect our business, financial condition, cash flows and results of operations.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

We may attempt to use non-cash consideration to satisfy obligations and restructure our debt, including shares of our common stock, preferred stock, or warrants to purchase shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, and could result in the loss of all or substantially all of their interests in our company.

Risks Related to Our Business

If demand for oil, NGLs, and natural gas is reduced, the prices we receive for and our ability to market and produce our oil, NGLs, and natural gas may be negatively affected.

Historically, oil, NGLs, and natural gas prices have been volatile, with significant increases and significant price drops being experienced occasionally. Various factors beyond our control will have a significant effect on oil, NGLs, and natural gas prices. Those factors include, among other things, the domestic and foreign supply of oil, NGLs, and natural gas, the price of imports, the levels of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity, the actions of OPEC and other large producing nations, and changes in existing and proposed federal regulation and price controls. For example, the price of oil fell approximately 20% on March 9, 2020 due to a dispute over production levels between Russia and Saudi Arabia, as a result of which Saudi Arabia increased its production to record levels. We cannot anticipate whether or when this dispute will be resolved and production returned to normalized levels. In the absence of a resolution, oil prices could remain at current levels, or decline further, for an extended period of time.

Volatility in oil, NGLs, and natural gas markets can be caused by other factors as well. Production from oil and natural gas wells in some geographic areas of the United States has been curtailed for considerable periods of time due to a lack of local market demand and transportation and storage capacity. It is possible, however, that some of our wells may be shut-in or that oil, NGLs, and natural gas will be sold on terms less favorable than might otherwise be obtained should demand for oil, NGLs, and natural gas decrease. Competition for markets has been vigorous and there remains great uncertainty about prices that purchasers will pay. Oil, NGLs, and natural gas surpluses could cause our inability to market oil, NGLs, and natural gas profitably, causing us to curtail production and/or receive lower prices for our oil, NGLs, and natural gas, situations which would have a material adverse effect on our cash flows, results of operations and financial position.

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

Our revenues, operating results, cash flow, and growth depend substantially on prevailing prices for oil, NGLs, and natural gas, which are at historically low levels. Oil, NGLs, and natural gas prices and markets have been volatile, and they are likely to continue to be volatile. A continuation of the current price environment or any further decline in prices would have a negative impact on our future financial results and our ability to grow our business segments.

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

Our contract drilling operations depend on the level of activity in oil, NGLs, and natural gas exploration and production in our operating markets. Both short-term and long-term trends in oil, NGLs, and natural gas prices affect the level of that activity. Because oil, NGLs, and natural gas prices are volatile, the level of exploration and production activity can also be volatile. Any decrease from current oil, NGLs, and natural gas prices could further depress the level of exploration and production activity. This, in turn, would likely result in further declines in the demand for our drilling services and would have an adverse effect on our contract drilling revenues, cash flows, and profitability. As a result, the future demand for our drilling services is uncertain. Oil and natural gas prices have recently experienced record declines and are currently at record low levels in response to dramatic supply and demand uncertainty. In response, several exploration and production companies recently announced plans to reduce their capital budgets and activity levels. We expect these changes will adversely affect the revenue, profitability and cash flow from and, ultimately the financial position of, our business.

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

We have experienced and will continue to experience substantial capital needs for our operations. We have $646.7 million of indebtedness outstanding (net of unamortized discount and debt issuance costs) under the senior subordinated notes we have issued to-date and, in addition, may borrow up to $200.0 million under the Unit credit agreement and up to $200.0 million under the Superior credit agreement. As of February 28, 2020, we had $124.0 million in outstanding borrowings under our Unit credit agreement with $20.0 million in cash and had $13.0 million in outstanding borrowings under our Superior credit agreement. Our level of indebtedness, the cash flow to satisfy our indebtedness, and the covenants governing our indebtedness could:

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

Our ability to meet our debt service and other contractual and contingent obligations will depend on our future performance. In addition, lower oil, NGLs, and natural gas prices could cause future reductions in the amount available for borrowing under our credit agreements, reducing our liquidity, and even triggering mandatory loan repayments. See "Risks Related to Our Financial Condition" and "Risks Related to Our Indebtedness" below.

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

If we violate the restrictions in the indentures governing our senior subordinated notes, our credit agreements or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related indebtedness and any other indebtedness to which a cross-acceleration or cross-default provision applies. If that occurs, we may not make the required payments or borrow sufficient funds to refinance that debt. Even if new financing were available at that time, it may not be on terms acceptable to us. In addition, lenders may be able to terminate any commitments they had made to make available further funds. See "Risks Related to Our Financial Condition" and "Risks Related to Our Indebtedness" below.

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

Public health threats could have an adverse effect on our operations and financial results.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, the operations of our customers and the global economy.

In particular, the outbreak in December 2019 of a novel coronavirus (COVID-19) in China has resulted in quarantines, restrictions on travel to and from China and a decrease in economic activity in China, the world’s second largest economy. To date, these impacts have not had a material adverse effect on our business but no assurance can be given that they will not have such an effect, or that any further spread of the novel coronavirus (COVID-19) will not have a material adverse effect on our business, operations and financial results.

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

During 2019, sales to CVR Refining, LP accounted for 14% of our oil and natural gas revenues. EOG Resources, Inc., QEP Resources, Inc., and Slawson Exploration Company, Inc. were our largest third-party drilling customers accounting for approximately 12%, 12%, and 11% of our total contract drilling revenues, respectively. And for our mid-stream segment, ONEOK, Inc., Range Resources Corporation, and Centerpoint Energy Service, Inc. accounted for approximately 33%, 13%, and 10% of our revenues, respectively. No other third party customer accounted for 10% or more of any of our individual segment revenues. Any of our customers may choose not to use our services and losing several of our larger customers could have a material adverse effect on our financial condition and results of operations if we could not find replacements.

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

We rely on management and other key employees.

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

Our oil and natural gas segment's prospective drilling locations are in various stages of evaluation, ranging from a prospect ready to drill to a prospect that will require additional geological and engineering analysis. Based on many factors, including future oil, NGLs, natural gas prices, the generation of additional seismic or geological information, and other factors, we may decide not to drill one or more of these prospects. As a result, we may not increase or maintain our reserves or production, which in turn could have an adverse effect on our business, financial position, and results of operations. In addition, the SEC's reserve reporting rules require that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of booking. At December 31, 2019, we did not have any proved undeveloped drilling locations. These were removed due to the uncertainty regarding our ability to finance future capital expenditures.

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

We have $650.0 million outstanding under our 6.625% Senior Subordinated Notes that mature on May 15, 2021.

Our ability to make scheduled payments of the principal and interest on or to refinance our outstanding 6.625% senior subordinated notes, depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. In addition, our ability to refinance this indebtedness will depend on the capital and credit markets and our financial condition prevailing at such time. We cannot provide assurance that our operating performance will generate sufficient cash flow or that our capital resources will be sufficient for payment of our obligations under this indebtedness or that we will be able to refinance this indebtedness on desirable terms, if at all, which could result in increased costs to us or require us to sell material assets or operations or use our available cash to meet our obligations under this indebtedness. See "Risks Related to Our Financial Condition" and "Risks Related to Our Indebtedness" below.

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

Risks Related to Our Financial Condition

Our common stock may be delisted from the New York Stock Exchange.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). We may fail to comply with the continued listing requirements of the NYSE, which may result in the delisting of our common stock. The NYSE continued listing requirements require, among other things, that the minimum trading price of our common stock not fall below $1.00 for 30 consecutive trading days. On December 19, 2019, we were notified that we were not in compliance with this requirement. Under the NYSE’s rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. If we are unable to cure this deficiency within the six months following the receipt of the notice from the NYSE, the NYSE might delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital. In addition, the NYSE has other continued listing criteria that we are at risk of violating. For example, continued declines in our stock price could result in a delisting under the NYSE’s “abnormally low selling price” criteria, which the NYSE views to be a trading price of less than $0.16 per share or its minimum average market capitalization requirement of $15.0 million. There is no available cure for these deficiencies. On March 10, 2020, our per share trading price closed at $0.25 and we had a market capitalization of $13.8 million.

We may not complete the Exchange Offer and Consent Solicitation at all, or may complete the Exchange Offer with respect to less than all of our senior subordinated notes.

The completion of the currently filed Exchange Offer and Consent Solicitation is subject to the satisfaction, or in certain cases, waiver of specified conditions as described in the Registration Statement. If the conditions to the completion of the Exchange Offer and Consent Solicitation are not satisfied or, if permitted, waived, the Exchange Offer may not be completed.

Our ability to make required payments under our indebtedness would be adversely affected if we were to be unable to complete the Exchange Offer and Consent Solicitation. The purpose of the Exchange Offer is to extend the maturity profile of our outstanding indebtedness and eliminate short to medium-term refinancing and related risks associated with our capital structure. The October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all our senior subordinated notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023 (the “Credit Agreement Extension Condition”). If we complete the Exchange Offer with respect to less than all of our senior subordinated notes, then the Credit Agreement Extension Condition will not be immediately satisfied and we may not be able to satisfy it thereafter. If we are not able to complete the Exchange Offer and Consent Solicitation, doubt may arise about our ability to timely repay our senior subordinated notes.

If we are unable to consummate the Exchange Offer and Consent Solicitation, or less than all of our senior subordinated notes are tendered in the Exchange, we will consider other restructuring alternatives available to us at that time. Those alternatives may include asset dispositions, joint ventures, or alternative refinancing transactions or the commencement of a Chapter 11 proceeding with or without a pre-arranged plan of reorganization. There can be no assurance that any alternative restructuring arrangement or plan will be pursued or accomplished. If we are unable to satisfy the Credit Agreement Extension Condition, there can be no assurance that we will be able to repay or refinance the Unit credit agreement on its accelerated maturity date or our senior subordinated notes on their existing maturity date. If the Exchange Offer is not completed or is delayed, the market prices of our senior subordinated notes may decline to the extent that the current market prices reflect an assumption that the Exchange Offer (or a similar transaction) will be completed and/or the Credit Agreement Extension Condition will be satisfied.

The Exchange Offer and Consent Solicitation have resulted, and will continue to result, in significant costs to us, including advisory and professional fees paid in connection with evaluating our alternatives under our senior subordinated notes and pursuing the Exchange Offer and Consent Solicitation.

Risks Related to the Restructuring of Our Indebtedness

Risks related to the restructuring of our indebtedness

We have engaged and continue to engage in discussions with the lenders under the Unit credit agreement and a committee of certain holders of our outstanding senior subordinated notes subject to a non-disclosure agreement regarding a possible restructuring of our indebtedness.

Our ability to make required payments under our indebtedness would be adversely affected if we were to be unable to successfully restructure our capital structure. The purpose of the restructuring discussions is to extend the maturity profile of our outstanding indebtedness and eliminate short to medium-term refinancing and related risks associated with our capital structure. The October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all our outstanding senior subordinated notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023. If we are not able to successfully restructure our indebtedness, doubt may arise about our ability to timely repay our outstanding senior subordinated notes.

Based on our most recent cash flow forecasts, if the maturity date of the Unit credit agreement is accelerated to November 16, 2020, there is substantial doubt about our ability to pay the amount due under the Unit credit agreement on maturity.

Additionally, based on our current plan, we anticipate that we will be in violation of certain covenants of the Unit credit agreement on the filing of our quarterly report Form 10-Q for the quarter ended June 30, 2020, which is due on August 10,

2020. If we are unable to renegotiate the terms of that agreement or obtain a waiver, this could result in all amounts outstanding under the Unit credit agreement and our outstanding senior subordinated notes becoming immediately due and payable. Based on our most recent cash flow forecasts, we would not have sufficient liquidity to repay our indebtedness.

If either of the above circumstances were to occur, at that point we would be required to consider other restructuring alternatives available to us. Those alternatives may include asset dispositions, joint ventures, or alternative refinancing transactions or the commencement of a Chapter 11 proceeding with or without a pre-arranged plan of reorganization. There can be no assurance that any alternative restructuring arrangement or plan will be pursued or accomplished. We have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock. As a result, any alternative restructuring arrangement or plan could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in the company.

A long and protracted restructuring could cause us to lose key management employees and otherwise adversely affect our business.

A protracted financial restructuring would disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan. It is possible that a prolonged financial restructuring or Chapter 11 proceeding would cause us to lose many of our key management employees. The loss of key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.

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

Cockerell Oil Properties, Ltd., v. Unit Petroleum Company, No. 16-cv-135-JHP, United States District Court for the Eastern District of Oklahoma.

On March 11, 2016, a putative class action lawsuit was filed against Unit Petroleum Company styled Cockerell Oil Properties, Ltd., v. Unit Petroleum Company in LeFlore County, Oklahoma. We removed the case to federal court in the Eastern District of Oklahoma. The Plaintiff alleges that Unit Petroleum wrongfully failed to pay interest with respect to late paid oil and gas proceeds under Oklahoma’s Production Revenue Standards Act. The lawsuit seeks actual and punitive damages, an accounting, disgorgement, injunctive relief, and attorney fees. Plaintiff is seeking relief on behalf of royalty and working interest owners in our Oklahoma wells. We have asserted several defenses including that the case cannot be properly certified as a class action because of the wide variety of circumstances that determine whether a royalty payment was timely made or has accrued interest under Oklahoma law. Further, Plaintiff’s requests for relief beyond payment of interest allegedly due are barred by statute. We have filed a summary judgment motion as to named Plaintiff’s individual claims. On February 28, 2020, the Court granted us a summary judgment on several of the Plaintiff's individual clams, including standing, but found that some claims presented fact issues. The Plaintiff has filed a motion with the Court asking it to reconsider its ruling. The issue of class certification will not be heard, if at all, until the issue of the named Plaintiff's standing and the pending fact issues are finally resolved.

Chieftain Royalty Company v. Unit Petroleum Company, No. CJ-16-230, District Court of LeFlore County, Oklahoma.

On November 3, 2016, a putative class action lawsuit was filed against Unit Petroleum Company styled Chieftain Royalty Company v. Unit Petroleum Company in LeFlore County, Oklahoma. Plaintiff alleges that Unit Petroleum breached its duty to pay royalties on natural gas used for fuel off the lease premises. The lawsuit seeks actual and punitive damages, an accounting, injunctive relief, and attorney’s fees. Plaintiff is seeking relief on behalf of Oklahoma citizens who are or were royalty owners in our Oklahoma wells. Unit has numerous defenses including that it has fulfilled its lease royalty obligations with respect to gas consumed as fuel. As to the propriety of class certification, we are defending on the grounds that the class involves thousands of different leases that have to be individually examined and construed, making class-wide liability determinations impossible. On June 26, 2019, Plaintiff moved for class certification. On February 6, 2020, the court entered its order certifying the class. We have appealed the court’s order. It is not known when the appeal will be acted on by the Oklahoma Appellate court. Adjudication of the merits of Plaintiff’s claims is stayed until the appeal of the class certification order is decided.

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

On February 28, 2020, the closing sale price of our common stock, as reported by the NYSE, was $0.35 per share. On that date, there were approximately 706 holders of record of our common stock.

On December 19, 2019, we were notified by the NYSE that we are not in compliance with the NYSE’s continued listing requirements, as the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. Under the NYSE's rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. Our common stock will continue to be listed on the NYSE during this six month period, subject to compliance with other continued listing requirements. Our common stock symbol “UNT” has been assigned a “.BC” indicator by the NYSE to signify that we currently are not in compliance with the NYSE’s continued listing requirements. If we fail to regain compliance with Section 802.01C during the cure period, our common stock will be subject to the NYSE’s suspension and delisting procedures.

We have declared no cash dividends on our common stock. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements, and other relevant factors. Our bank credit agreements and our senior subordinated notes prohibit the payment of cash dividends on our common stock under certain circumstances. For further information regarding our bank credit agreements and our senior subordinated notes agreement’s impact on our ability to pay dividends see “Our Credit Agreements and Senior Subordinated Notes” under Item 7 of this report.

Performance Graph. The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor will this information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into that filing.

Set forth below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, S&P 600 Oil and Gas Exploration & Production Index, and our executive compensation peer group. Our 2019 executive compensation peer group consisted of Carrizo Oil & Gas, Inc., Denbury Resources, Inc., Extraction Oil & Gas, Inc., Gulfport Energy Corporation, Helmerich & Payne, Inc., Laredo Petroleum, Inc., Oasis Petroleum, Inc., Patterson-UTI Energy, Inc., PDC Energy, Inc., Pioneer Energy Services Corp., Precision Drilling Corporation, SM Energy Company, SRC Energy, Inc., Whiting Petroleum Corporation and WPX Energy, Inc. The 2019 executive compensation peer group differs from our 2018 executive compensation peer group due to the removal of Cabot Corporation, Cimarex Energy Co, Newfield Exploration Company, and Parker Drilling Company (no longer considered suitable peers due to merger, bankruptcy, or corporate restructuring) and replacement with Extraction Oil & Gas, Inc., Gulfport Energy Corporation, Precision Drilling Corporation, and SRC Energy, Inc. (considered suitable replacement peers due to comparable business lines, market capitalization, or revenue size). The graph below assumes an investment of $100 at the beginning of the period. The shareholder return set forth below is not necessarily indicative of future performance.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$—
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Unit Corporation
S&P 500 Index
S&P 600 Oil & Gas Exploration & Production
2018 Peer Group
2019 Peer Group

Item 6.  Selected Financial Data

The following table shows selected consolidated financial data. The data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of 2019, 2018, and 2017 activity.

	As of and for the Year Ended December 31,
	2019		2018		2017	2016		2015
	(In thousands except per share amounts)
Revenues	$674,634		$843,281		$739,640	$602,177		$854,231
Net income (loss) attributable to Unit Corporation	$(553,879)	(4)	$(45,288)	(3)	$117,848	$(135,624)	(2)	$(1,037,361)	(1)
Net income (loss) attributable to Unit Corporation per common share:
Basic	$(10.48)		$(0.87)		$2.31	$(2.71)		$(21.12)
Diluted	$(10.48)		$(0.87)		$2.28	$(2.71)		$(21.12)
Total assets	$2,090,052	(4)	$2,698,053	(3)	$2,581,452	$2,479,303	(2)	$2,799,842	(1)
Current portion of long-term debt	$108,200		$—		$—	$—		$—
Long-term debt (5)	$663,216		$644,475		$820,276	$800,917		$918,995
Other long-term liabilities (6)	$97,439		$101,527		$100,203	$103,479		$140,626
Cash dividends per common share	$—		$—		$—	$—		$—
_________________________
1.In total for 2015, we incurred non-cash ceiling test write-downs on our oil and natural gas properties of $1.6 billion pre-tax ($1.0 billion, net of tax). We also incurred a non-cash write-down on certain drilling rigs and other equipment of approximately $8.3 million pre-tax ($5.1 million, net of tax), and a non-cash write-down associated with a reduction in the carrying value of three mid-stream segment systems of $27.0 million pre-tax ($16.8 million, net of tax).
2.For the first three quarters of 2016, we incurred non-cash ceiling test write-downs on our oil and natural gas properties of $161.6 million pre-tax ($100.6 million, net of tax).
3.In December 2018, we incurred a non-cash write-down associated with the removal of 41 drilling rigs from our fleet of $147.9 million pre-tax ($111.7 million, net of tax).
4.In the last two quarters of 2019, we incurred non-cash ceiling test write-downs on our oil and natural gas properties of $559.4 million pre-tax ($422.4 million, net of tax). We also incurred a goodwill impairment charge of $62.8 million, pretax ($59.8 million, net of tax).
5.Long-term debt is net of unamortized discount and debt issuance costs.
6.Includes operating lease liability and non-current derivative liabilities, if any.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read this discussion of our financial condition and results of operations with the consolidated financial statements and related notes in Item 8 of this report.

For discussion related to changes in financial condition and results of operations for 2018 as compared with 2017, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K, which was filed with the SEC on February 26, 2019.

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

Business Outlook

As discussed in other parts of this report, among other things, our success depends, to a large degree, on the prices we receive for our oil and natural gas production, the demand for oil, natural gas, and NGLs, and the demand for our drilling rigs which influences the amounts we can charge for those drilling rigs. While our operations are all within the United States, events outside the United States affect us and our industry.

On March 9, 2020, the price of oil fell approximately 20% due to a dispute over production levels between Russia and Saudi Arabia, as a result of which Saudi Arabia increased its production to record levels. We cannot anticipate whether or when this dispute will be resolved and production returned to normalized levels. In the absence of a resolution, oil prices could remain at current levels, or decline further, for an extended period of time. As a result of record commodity price declines and our substantial debt burden, we do not believe that forecasted cash and available credit capacity will be sufficient to meet commitments as they come due over the next twelve months. Our ability to continue as a going concern is dependent on our ability to refinance our debt liability that is coming due. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will be successful in our efforts to generate revenues, become profitable, raise additional outside capital or to continue as a going concern. If we are not successful in our efforts to raise additional capital or to restructure our capital structure sufficient to support our operations, we would be unlikely to be able to raise capital in the near term and may be forced to seek protection under Chapter 11.

In an effort to address these circumstances, we sought to extend the maturity profile of our debt through the Exchange Offer. However, we have been advised by certain holders of a large percentage of our outstanding senior subordinated notes that they do not intend to participate in the Exchange Offer, which raises doubts regarding our ability to complete the Exchange Offer and increases the likelihood we may need to seek protection under Chapter 11.

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

During the last three years, commodity prices have been volatile. Our oil and natural gas segment used two to three drilling rigs throughout 2017. With improved commodity prices during the first quarter of 2018, our oil and natural gas segment put four of our drilling rigs to work and increased the number to six drilling rigs for a brief period during the third quarter of

2018. We have subsequently reduced our operated rig count in the fourth quarter of 2018 and the first quarter of 2019 before getting as high as six drilling rigs again in the second quarter of 2019. Due to declining prices we shut down our drilling program in July and did not use any drilling rigs the remainder of the year.

The following chart reflects the significant fluctuations in the prices for oil and natural gas:

$4.20
$3.60
$3.00
$2.40
$1.80
$ per MMBtu
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$ per Bbl
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs:

$50.00
$40.00
$30.00
$20.00
$10.00
$—
$ per Bbl
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
Ethane
Propane
Condensate

_________________________
1.NGLs prices reflect a weighted-average, based on production, of Mont Belvieu and Conway prices.

Commodity prices have continued to decline into the first quarter of 2020. As of March 11, 2020, crude oil WTI was $32.98 per BBl, natural gas Henry Hub was $1.88 per MMBtu, ethane was $5.87 per Bbl, propane was $13.05 per Bbl, and condensate was $14.50 per Bbl.

In 2019, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million net of tax). We anticipate a non-cash ceiling test write-down in the first quarter of 2020 and future quarters. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at December 31, 2019, and only adjust the 12-month average price to a first quarter ending average, our forward looking expectation is that we would recognize an impairment of $62 million pre-tax in the first quarter of 2020. The actual amount of any write-down may vary significantly from this estimate depending on the final future determination.

The number of gross wells our oil and gas segment drilled in 2019 verses 2018 decreased from 117 wells to 115 wells. For 2020, we do not currently have any plans to drill wells pending our ability to refinance our debt.

Our contract drilling segment completed the construction of three additional BOSS drilling rigs between the fourth quarter of 2016 and the third quarter of 2018. During the second quarter and third quarter of 2018, we were awarded term contracts to build our 12th and 13th BOSS drilling rigs. Construction was completed for one of these in January of 2019 and it was placed into service for a third-party operator. The other contract was terminated but we were able to find another third-party operator and the 13th BOSS drilling rig was placed into service in February of 2019. In the second half of 2019, we constructed the 14th BOSS drilling rig and it was placed into service in December 2019. Rig utilization fluctuated over the past year due to commodity prices changing and budget constraints on operators. We expect commodity prices and budget constraints on operators to continue to affect rig utilization throughout 2020. As of December 31, 2017, we had 31 drilling rigs operating. During 2018, utilization increased from 31 to a high of 36 drilling rigs and with a decline in commodity prices during the fourth quarter, declined to 32 drilling rigs as of December 31, 2018 and continued to decline to 20 drilling rigs as of December 31, 2019. As of December 31, 2019, all fourteen of our BOSS drilling rigs were operating.

During 2019, due to low ethane and residue prices, we operated some of our mid-stream processing facilities in ethane rejection mode which reduces the liquids sold. We are continuing to monitor commodity prices to determine the most economical method in which to operate our processing facilities.

Going Concern

As a result of the sustained commodity price decline and our substantial debt burden, we do not believe that we will be able to satisfy our commitments and debt repayments over the next twelve months. This conclusion is based on the following principal conditions which are explained in further detail below.

•Inability to meet anticipated commitments due to recurring losses, negative working capital and limited access to liquidity.
•A forecasted covenant violation of the Unit credit agreement for the quarter ending June 30, 2020.
•The expected acceleration of the amounts outstanding under the Unit credit agreement from October 18, 2023 to November 16, 2020.

The company has incurred significant losses and is in a negative working capital position at December 31, 2019. Additionally, our cash balance as of December 31, 2019 was $0.6 million and, effective January 17, 2020, the company’s borrowing base under the Unit credit facility was reduced to $200.0 million of which $108.2 million has been borrowed. On March 11, 2020, the Company entered into a Standstill agreement with regards to the Unit credit facility which delays the scheduled borrowing base redetermination date for the facility from April 1, 2020 to April 15, 2020. Once the borrowing base is redetermined, the company anticipates that the borrowing base will be further reduced, potentially below the current amount outstanding under the credit facility. Such a reduction would prevent the company from further accessing the facility. Additionally, under the Standstill agreement, the company is prevented from withdrawing more than an additional $15.0 million between March 11, 2020 and the expiration of the agreement on April 15, 2020, which further reduces the company’s ability to access liquidity during the term of the agreement. Due to our further anticipated losses, negative working capital position and lack of access to liquidity under the credit agreement, we do not anticipate that forecasted cash and available credit capacity will be sufficient to meet our commitments as they come due over the next twelve months.

Additionally, once the amounts outstanding on our 2021 Senior Notes are classified as current on our June 30, 2020 balance sheet, we will be in violation of the current ratio covenant in our credit agreement. If we are unable to cure the covenant violation, renegotiate the terms of the credit agreement or obtain a waiver, the covenant violation would result in all amounts outstanding under the Unit credit agreement becoming due and payable during the third quarter of 2020 (after we file our second quarter Form 10-Q). The covenant violation would also cause a cross-default of the indenture on our 2021 Senior Notes, which would make those notes immediately due and payable. The amounts outstanding as of December 31, 2019 on our Unit credit agreement and 2021 Senior Notes are $108.2 million and $650.0 million, respectively. If we are unable to avoid the anticipated credit violation or otherwise obtain a waiver, we will be unable to pay these amounts when due.

In addition, the October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all the 2021 Senior Notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023 (the “Credit Agreement Extension Condition”). On November 5, 2019, the company filed with the SEC a registration statement on Form S-4 (the Registration Statement) to commence an offer to exchange (the Exchange Offer) any and all of the existing 2021 Senior Notes for new notes with terms and conditions that would satisfy the Credit Agreement Extension Condition. However, there can be no assurance that the company will be able to complete the Exchange Offer as contemplated, if at all.

Due to the Credit Agreement Extension Condition, the company's debt associated with the Unit credit agreement is reflected as a current liability in its consolidated balance sheet as of December 31, 2019. The classification as a current liability is based on the uncertainty regarding the company's ability to repay or refinance the 2021 Senior Notes before November 16, 2020. Based on our current forecasted cash flows and cash on hand, we will not be able to pay the outstanding amount of the Unit credit agreement if the maturity is accelerated. Inability to pay the amount outstanding under the credit agreement would cause a covenant violation and also create cross-default with the indenture of the 2021 Senior Notes, which would also become due and payable. If we are unable to pay the balance of the Unit credit agreement upon acceleration, we would be required to file for protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11).

Based on our evaluation of the conditions described above, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

In order to alleviate the conditions that give rise to substantial doubt about our ability to continue as a going concern, the company is currently undertaking a number of actions, including (i) minimizing capital expenditures, (ii) aggressively managing working capital, (iii) further reducing recurring operating expenses, (iv) exploring potential business transactions, and (v) negotiating with existing debt holders to restructure existing debts. We believe that even after taking these actions, we will not have sufficient liquidity to satisfy our debt service obligations, meet other financial obligations, and comply with our debt covenants. We have engaged financial and legal advisors to, among other things, assist with analyzing various strategic alternatives, to include a potential reorganization under Chapter 11, to address our liquidity and capital structure. However, there can be no assurance that we will be able to restructure our financial obligations on terms acceptable to the company and our creditors, and there can be no assurance that we will generate the necessary liquidity to satisfy these obligations when they come due.

Executive Summary

Oil and Natural Gas

Fourth quarter 2019 production from our oil and natural gas segment was 4,157 MBoe, a decrease of 5% and 4% from the third quarter of 2019 and the fourth quarter of 2018, respectively. The decreases came from fewer net wells being completed in the fourth quarter to replace declines in previously drilled wells. Oil and NGLs production during the fourth quarter of 2019 was 48% of our total production compared to 46% of our total production during the fourth quarter of 2018.

Fourth quarter 2019 oil and natural gas revenues increased 7% over the third quarter of 2019 and decreased 21% from the fourth quarter of 2018. The increase over the third quarter of 2019 was primarily due an increase in commodity prices partially offset by a decrease in equivalent production. The decrease from the fourth quarter of 2018 was primarily due to a decrease in commodity prices and equivalent production.

Our hedged natural gas prices for the fourth quarter of 2019 increased 8% over third quarter of 2019 and decreased 29% from fourth quarter of 2018. Our hedged oil prices for the fourth quarter of 2019 increased 1% and 6% over the third quarter of 2019 and the fourth quarter of 2018, respectively. Our hedged NGLs prices for the fourth quarter of 2019 increased 54% over the third quarter of 2019 and decreased 33% from fourth quarter of 2018.

Direct profit (oil and natural gas revenues less oil and natural gas operating expense) increased 24% over the third quarter of 2019 and decreased 29% from the fourth quarter of 2018. The increase over the third quarter of 2019 was primarily due to an increase in commodity prices and a reduction in lease operating expenses (LOE) and general and administrative (G&A) expenses partially offset by a decrease in equivalent production. The decrease from the fourth quarter of 2018 was primarily due to lower revenues due to lower commodity prices and volumes and higher salt water disposal expenses and gross production taxes.

Operating cost per Boe produced for the fourth quarter of 2019 decreased 8% from the third quarter of 2019 and increased 3% over the fourth quarter of 2018. The decrease from the third quarter of 2019 was primarily due to lower G&A and LOE. The increase over the fourth quarter of 2018 was primarily due to increased saltwater and production taxes along with lower equivalent production.

At December 31, 2019, these non-designated hedges were outstanding:

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

In our Wilcox play, located primarily in Polk, Tyler, Hardin, and Goliad Counties, Texas, we completed seven vertical gas/condensate wells (average working interest 100%) in 2019. Annual production from our Wilcox play averaged 76 MMcfe per day (7% oil, 21% NGLs, 72% natural gas) which is a decrease of 15% compared to 2018. We averaged approximately 0.75 Unit drilling rigs operating during 2019.

In our Southern Oklahoma Hoxbar Oil Trend (SOHOT) play in western Oklahoma, primarily in Grady County, we completed seven horizontal oil wells in the Marchand zone of the Hoxbar interval and, in our Red Fork play, we completed seven horizontal wells. Average working interest for these wells was 85.3%. Annual production from western Oklahoma averaged 95.7 MMcfe per day (35% oil, 22% NGLs, 43% natural gas) which is an increase of approximately 25% compared to 2018. During 2019, we averaged approximately 1.5 Unit drilling rigs operating and we participated in 61 non-operated wells in the mid-continent region, with most of those occurring in the STACK play. Unit’s average working interest in these non-operated wells is 3.7%.

In our Texas Panhandle Granite Wash play, we completed two extended lateral horizontal gas/condensate wells (average working interest 98.5%) in our Buffalo Wallow field. Annual production from the Texas Panhandle averaged 91.9 MMcfe per day (9% oil, 37% NGLs, 55% natural gas) which is a decrease of approximately 5% compared to 2018. We used 0.25 Unit drilling rigs during 2019.

In December of 2019, we sold our Panola Field in eastern Oklahoma for $17.9 million.

During 2019, we participated in the drilling of 115 wells (29.15 net wells). For 2020, we do not currently have any plans to drill wells pending our ability to refinance our debt.

Contract Drilling

The average number of drilling rigs we operated in the fourth quarter was 18.3 compared to 20.4 and 33.1 in the third quarter of 2019 and fourth quarter of 2018, respectively. As of December 31, 2019, 20 of our drilling rigs were operating.

Revenue for the fourth quarter of 2019 decreased 3% from the third quarter of 2019 and decreased 31% from the fourth quarter of 2018. The decreases were primarily due to less drilling rigs operating.

Dayrates for the fourth quarter of 2019 averaged $19,311, which was essentially unchanged from the third quarter of 2019 and a 7% increase over the fourth quarter of 2018. The increase over the fourth quarter of 2018 was primarily due to a labor increase passed through to contracted drilling rig rates and improving market dayrates and additional BOSS drilling rigs which receive higher dayrates.

Operating costs for the fourth quarter of 2019 decreased 8% from the third quarter of 2019 and decreased 26% from the fourth quarter of 2018. The decreases were both primarily due to less drilling rigs operating and from decreased employee cost in G&A expenses.

Direct profit (contract drilling revenue less contract drilling operating expense) for the fourth quarter of 2019 increased 15% over the third quarter of 2019 and decreased 41% from the fourth quarter of 2018. The increase over the third quarter of 2019 was primarily due to lower G&A expenses. The decrease from the fourth quarter of 2018 was primarily due to less drilling rigs operating.

Operating cost per day for the fourth quarter of 2019 increased 3% over the third quarter of 2019 and increased 34% over the fourth quarter of 2018. The increase over the third quarter of 2019 was primarily due to decreased eliminations with a lower percentage of our drilling rig usage coming from our oil and gas segment and higher third party expense. The increase over the fourth quarter of 2018 was primarily due to increased per day direct cost and total indirect and G&A expense spread over fewer operating days.

In December 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. Over the years 2014 through 2018, only six of our drilling rigs in the fleet had not been utilized. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer market based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax). During 2019, we sold six of these drilling rigs and some of the other equipment to unaffiliated third parties. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. Seven drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $5.9 million.

The contract drilling segment has operations in Oklahoma, Texas, New Mexico, Wyoming, North Dakota, and to a lesser extent in Colorado. As of December 31, 2019, four drilling rigs were working in Oklahoma and the Texas Panhandle, seven in the Permian Basin of West Texas, one in New Mexico, two in Wyoming and six drilling rigs in the Bakken Shale of North Dakota.

During 2019, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The future demand for and the availability of drilling rigs to meet that demand will affect our future dayrates.

As of December 31, 2019, we had 14 term drilling contracts with original terms ranging from two months to three years. Ten of these contracts are up for renewal in 2020, (three in the first quarter, three in the second quarter, one in the third quarter, and three in the fourth quarter) and four are up for renewal in 2021 and beyond. Term contracts may contain a fixed rate during the contract or provide for rate adjustments within a specific range from the existing rate. Some operators who had signed term contracts have opted to release the drilling rig and pay an early termination penalty for the remaining term of the contract. We recorded $4.8 million, $0.1 million, and $0.8 million in early termination fees in 2019, 2018, and 2017, respectively.

All 14 of our existing BOSS drilling rigs are under contract.

All of our contracts are daywork contracts.

For 2020, we do not currently have an approved capital plan for this segment. Capital expenditures incurred would be within anticipated cash flows.

Mid-Stream

Fourth quarter 2019 liquids sold per day was essentially unchanged from the third quarter of 2019 and decreased 18% from the fourth quarter of 2018. The decrease from the fourth quarter of 2018 was due primarily to less processed volume from our processing systems along with operating in full ethane rejection. For the fourth quarter of 2019, gas processed per day decreased 3% from the third quarter of 2019 and increased 1% over the fourth quarter of 2018. The decrease from the third quarter of 2019 was primarily due to lower volume from the Hemphill Buffalo Wallow area. The increase over the fourth quarter of 2018 was due to connecting additional wells to our processing systems. For the fourth quarter of 2019, gas gathered per day decreased 7% from the third quarter of 2019 and increased 1% over the fourth quarter of 2018. The decrease from the third quarter of 2019 was primarily due to declining volumes from the Appalachian region and the increase over the fourth quarter of 2018 was primarily due to connecting the seven new wells on the Pittsburgh Mills gathering system.

NGLs prices in the fourth quarter of 2019 increased 19% over the prices received in the third quarter of 2019 and decreased 26% from the prices received in the fourth quarter of 2018. Because certain of the contracts used by our mid-stream segment for NGLs transactions are commodity-based contracts – under which we receive a share of the proceeds from the sale of the NGLs – our revenues from those commodity-based contracts fluctuate based on NGLs prices.

Direct profit (mid-stream revenues less mid-stream operating expense) for the fourth quarter of 2019 decreased 6% from the third quarter of 2019 and decreased 14% from the fourth quarter of 2018, respectively. The decrease from the third quarter of 2019 was primarily due to higher purchase prices partially offset by higher condensate volume. The decrease from the fourth quarter of 2018 was primarily due to lower NGL, gas and condensate prices along with lower NGLs and condensate volume. Total operating cost for this segment for the fourth quarter of 2019 increased 17% over the third quarter of 2019 and decreased 23% from the fourth quarter of 2018. The increase over the third quarter of 2019 was primarily due to an increase in gas purchase cost due to higher purchase prices. The decrease over the fourth quarter of 2018 was primarily due to lower gas purchase prices along with lower field direct operating expenses.

At the Cashion processing facility in central Oklahoma, total throughput volume for the fourth quarter of 2019 averaged approximately 67.7 MMcf per day and total production of natural gas liquids increased to 326,337 gallons per day. We are continuing to connect new wells to this system from third party producers. Since the beginning of 2019, we have connected 35 new wells to this system from producers who continue to drill in the area. Construction of the 60 MMcf per day Reeding processing facility is complete and is fully operational. The total processing capacity on the Cashion system is 105 MMcf per day. With the assets from the recent acquisition in December, we will process the additional volume from these assets at the Reeding facility which is expected to begin April 1, 2020.

In the Appalachian region at the Pittsburgh Mills gathering system, average gathered volume for December 2019 was 148.4 MMcf per day while the average gathered volume for the fourth quarter of 2019 was approximately 150.3 MMcf per day. During 2019, we added seven new wells to this system which accounted for a significant increase in gathered volume. Since these wells have been in production since the beginning of the year, we are seeing less of a decline than was expected from these wells. We are currently preparing to connect four new infill wells to this system which are expected to begin production in the second quarter of 2020.

At the Hemphill processing facility located in the Texas panhandle, average total throughput volume for the fourth quarter of 2019 was 62.2 MMcf per day and total production of natural gas liquids declined to 141,137 gallons per day due to lower wellhead volume and operating in full ethane rejection. Since the first of this year, we connected eight new wells to the Hemphill system. At this time there are no active rigs in the area and we have not budgeted any new well connects for this system.

At the Segno gathering system located in East Texas, the average throughput volume for the fourth quarter of 2019 was 59.9 MMcf per day. During 2019, we connected two new Unit Petroleum wells to this system. Unit Petroleum continues to rework and recomplete wells in the area around this system.

During the fourth quarter of 2019, we disposed of three small gathering systems. We sold the Scipio gathering system, which is located in Southeast Oklahoma, to the producer. There was no net book value and resulted in a small gain less than $0.1 million. We discontinued the operations and abandoned the Ford and Briscoe gathering systems and recorded an impairment on those assets of $0.8 million.

Also in December of 2019, we closed on an acquisition for $16.1 million that included approximately 572 miles of pipeline and related compressor stations. The transaction closed on December 30, 2019 and the effective date of the purchase was December 1, 2019.

Anticipated 2020 capital expenditures for this segment will be approximately $28.0 million, a 57% decrease from 2019.

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
• Interest expense

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
•Value the undeveloped acreage with the market approach using comparable sales data
•Value equipment with the market approach using comparable sales data and CEPS pricing
• Oil and natural gas properties • Non-current liabilities

Accounting for impairment of long-lived assets	• Forecast of undiscounted estimated future net operating cash flows	• Oil and natural gas, drilling, and mid-stream property and equipment • Accumulated depletion, depreciation and amortization • Provision for depletion, depreciation and amortization

Goodwill	• Forecast of discounted estimated future net operating cash flows • Terminal value • Weighted average cost of capital	• Goodwill

Accounting for value of stock compensation awards	• Estimates of stock volatility • Estimates of expected life of awards granted • Estimates of rates of forfeitures • Estimates of performance shares granted	• Oil and natural gas properties • Shareholder’s equity • Operating expenses • General and administrative expenses

Accounting for derivative instruments	• Derivatives measured at fair value	• Current and non-current derivative assets and liabilities • Gain (loss) on derivatives

Significant Estimates and Assumptions

Full Cost Method of Accounting for Oil, NGLs, and Natural Gas Properties. Determining our oil, NGLs, and natural gas reserves is a subjective process. It entails estimating underground accumulations of oil, NGLs, and natural gas that cannot be measured in an exact manner. Accuracy of these estimates depends on several factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments. Each year, we hire an independent petroleum engineering firm to audit our internal evaluation of our reserves. The audit of our reserve wells or locations as of December 31, 2019 covered those that we projected to comprise 86% of the total proved developed future net income discounted at 10% (based on the SEC's unescalated pricing policy). Included in Part I, Item 1 of this report are the qualifications of our independent petroleum engineering firm and our employees responsible for preparing our reserve reports.

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

Oil, NGLs, and natural gas reserve estimates have a significant impact on our DD&A rate. If future reserve estimates for a property or group of properties are revised downward, the DD&A rate will increase because of the revision. If reserve estimates are revised upward, the DD&A rate will decrease. Based on our 2019 production level of 16.8 MMBoe, a decrease in our 2019 oil, NGLs, and natural gas reserves by 5% would increase our DD&A rate by $0.54 per Boe and would decrease pre-tax income by $9.1 million annually. Conversely, an increase in our 2019 oil, NGLs, and natural gas reserves by 5% would decrease our DD&A rate by $0.48 per Boe and would increase pre-tax income by $8.1 million annually.

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

The risk we will be required to write-down the carrying value of our oil and natural gas properties increases when the prices for oil, NGLs, and natural gas are depressed or if we have large downward revisions in our estimated proved oil, NGLs, and natural gas reserves. Application of these rules during periods of relatively low prices, even if temporary, increases the chance of a ceiling test write-down. At December 31, 2019, our reserves were calculated based on applying 12-month 2019 average unescalated prices of $55.69 per barrel of oil, $23.19 per barrel of NGLs, and $2.58 per Mcf of natural gas (then adjusted for price differentials) over the estimated life of each of our oil and natural gas properties. In 2019, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million net of tax) due to the reduction of the 12-month average commodity prices and the removal of proved undeveloped reserves due to the uncertainty regarding our ability to finance future capital expenditures.

We anticipate a non-cash ceiling test write-down in the first quarter of 2020 and future quarters. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at December 31, 2019 and only adjust the 12-month average price to a first quarter ending average, our forward looking expectation is that we would recognize an impairment of $62 million pre-tax in the first quarter of 2020. Given the uncertainty associated with the factors used in calculating our estimate of both our future period ceiling test write-down and the removal of our undeveloped reserves, these estimates should not necessarily be construed as indicative of our future development plans or financial results and the actual amount of any write-down may vary significantly from this estimate depending on the final determination.

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

Our decision to withhold costs from amortization and the timing of transferring those costs into the amortization base involve significant judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage. In 2017 and 2019, we determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.9 million and $10.5 million in 2019 and 2017, respectively of costs being added to the total of our capitalized costs being amortized. We did not have any in 2018. At December 31, 2019, we had approximately $252.9 million of costs excluded from the amortization base of our full cost pool.

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

Accounting for Impairment of Long-Lived Assets. Drilling equipment, transportation equipment, gas gathering and processing systems, and other property and equipment are carried at cost less accumulated depreciation. Renewals and enhancements are capitalized while repairs and maintenance are expensed. We review the carrying amounts of long-lived assets for potential impairment when events occur or changes in circumstances suggest these carrying amounts may not be recoverable. Changes that could prompt such an assessment may include equipment obsolescence, changes in the market demand for a specific asset, changes in commodity prices, periods of relatively low drilling rig utilization, declining revenue per day, declining cash margin per day, or overall changes in market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. Using different estimates and assumptions could cause materially different carrying values of our assets.

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising inactive rigs are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to its yards to be spare equipment. The remaining components of these rigs are retired. No impairments were recorded in 2019 or 2017. In December 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer use based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax). During 2019, we sold six of these drilling rigs and some of the other equipment to unaffiliated third parties. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. Seven drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $5.9 million.

During the third quarter of 2019, we determined a triggering event had occurred within our contract drilling reporting unit due to a decline in the number of drilling rigs being used and the overall market performance of the contract drilling industry. As a result, we performed a recoverability test on long-lived assets within the segment. Based on the results of the undiscounted future cash flows of the asset group, the undiscounted projected future cash flows of the asset group exceeded the group's carrying value as of September 30, 2019 and therefore no long-lived asset impairment was recorded for the group.

Goodwill. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. For impairment testing, goodwill is evaluated at the reporting unit level. Our goodwill is all related to our contract drilling segment, and, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and other factors in determining the fair value of our drilling segment. Inputs in our estimated discounted future net cash flows include drilling rig utilization, day rates, gross margin percentages, and terminal value. Due to the triggering event within the contract drilling reporting unit, we performed an interim goodwill impairment test as of September 30, 2019. Based on the projected discounted cash flows, we recognized a goodwill impairment charge of $62.8 million, pre-tax ($59.8 million, net of tax) which represented the total goodwill previously reported on our consolidated balance sheets. No goodwill impairment was recorded for the years ended December 31, 2018, or 2017.

Drilling Contracts. The type of contract used determines our compensation. All of our contracts in 2019, 2018, and 2017 were daywork contracts. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our compensation is based on a negotiated rate to be paid for each day the drilling rig is used.

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

New Accounting Standards

Measurement of Credit Losses on Financial Instruments (Topic 326). The FASB issued ASU 2016-13 which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. The amendment will be effective for reporting periods after December 15, 2019. We have evaluated the impact this will have on our consolidated financial statements by reviewing our accounts receivable accounts and our historic credit losses. This standard will not have a material impact on our financial statements.

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

Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The FASB issued ASU 2019-12 to reduce the cost and complexity related to the accounting for income taxes. The amendment will be effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. We are evaluating what impact this standard will have on our consolidated financial statements.

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

The additional disclosures required by ASC 842 have been included in Note 16 – Leases.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. The amendment will be effective prospectively for reporting periods beginning after December 15, 2019. We have early adopted this amendment in the third quarter of 2019. We performed our goodwill assessment and booked the impairment for the difference between fair value and book value.

Financial Condition and Liquidity

Summary

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

Our financial statements have been prepared assuming we will continue as a going concern. As a result of the sustained commodity price decline and our substantial debt burden, we do not believe that forecasted cash and available credit capacity will be sufficient to meet commitments as they come due over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our debt covenants (under our credit agreements and our Indenture) and our capacity to incur additional indebtedness will depend on our future performance, which in turn will be affected by financial, business, economic, regulatory, and other factors.

Below is a summary of certain financial information for the years ended December 31:

	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$269,396	$352,747	$270,088
Net cash used in investing activities	(394,563)	(450,342)	(293,366)
Net cash provided by financing activities	119,286	103,346	23,086
Net increase (decrease) in cash and cash equivalents	$(5,881)	$5,751	$(192)

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

Net cash provided by operating activities decreased by $83.4 million in 2019 compared to 2018 due primarily from lower revenues due to lower commodity prices and lower drilling rig utilization and by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash Flows from Investing Activities

We dedicate and expect to continue to dedicate a substantial portion of our capital budget to the exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells.

Cash flows used in investing activities decreased by $55.8 million in 2019 compared to 2018. The change was due primarily to a decrease in capital expenditures due to a decrease in wells drilled and oil and gas property acquisitions partially offset by the construction of new BOSS drilling rigs, acquisition of mid-stream assets, and an increase in the proceeds received from the disposition of assets. See additional information on capital expenditures below under Capital Requirements.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased by $15.9 million in 2019 compared to 2018. The increase was primarily due to an increase in the net borrowing under our credit agreements partially offset by the sale of 50% interest in our mid-stream segment in 2018.

At December 31, 2019, we had unrestricted cash totaling $0.6 million and had borrowed $108.2 million and $16.5 million of the amounts available under the Unit and Superior credit agreements, respectively.

Below is a summary of certain financial information as of December 31, and for the years ended December 31:

	2019	2018	2017
	(In thousands)
Working capital	$(154,998)	$(38,746)	$(62,264)
Current portion of long-term debt	$108,200	$—	$—
Long-term debt (1)	$663,216	$644,475	$820,276
Shareholders' equity attributable to Unit Corporation (2)	$853,878	$1,390,881	$1,345,560
Net income (loss) attributable to Unit Corporation (2)	$(553,879)	(45,288)	$117,848
_________________________
1.Long-term debt is net of unamortized discount and debt issuance costs.
2.In 2019, we incurred a non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million, net of tax). We also recognized goodwill impairment charges of $62.8 million pre-tax ($59.8 million, net of tax). In 2018, we incurred a non-cash write-down associated with the removal of 41 drilling rigs from our fleet of $147.9 million pre-tax ($111.7 million, net of tax).

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $155.0 million, $38.7 million, and $62.3 million as of December 31, 2019, 2018, and 2017, respectively. The decrease in working capital from 2018 is primarily due to the springing maturity of the Unit credit agreement, decreased cash and cash equivalents from the sale of 50% interest in our mid-stream segment in 2018, decreased accounts receivable due to decreased revenues, the change in the value of the derivatives outstanding, and the fair value of drilling assets held for sale partially offset by decreased accounts payable due to decreased activity in our drilling program. The Unit and Superior credit agreements are used primarily for working capital and capital expenditures. At December 31, 2019, we had borrowed $108.2 million of the $200.0 million available to us under the Unit credit agreement and $16.5 million of the $200.0 million available to us under the Superior credit agreement. The effect of our derivatives increased working capital by $0.6 million as of December 31, 2019, increased working capital by $12.9 million as of December 31, 2018, and decreased working capital by $7.1 million as of December 31, 2017.

This table summarizes certain operating information for the years ended December 31:

	2019	2018	2017
Oil and Natural Gas:
Oil production (MBbls)	3,208	2,874	2,715
Natural gas liquids production (MBbls)	4,773	4,925	4,737
Natural gas production (MMcf)	53,065	55,626	51,260
Average oil price per barrel received	$57.49	$55.78	$49.44
Average oil price per barrel received excluding derivatives	$55.13	$63.78	$48.98
Average NGLs price per barrel received	$12.42	$22.18	$18.35
Average NGLs price per barrel received excluding derivatives	$12.42	$22.58	$18.35
Average natural gas price per mcf received	$2.04	$2.46	$2.46
Average natural gas price per mcf received excluding derivatives	$1.88	$2.42	$2.49
Contract Drilling:
Average number of our drilling rigs in use during the period	24.6	32.8	30.0
Total drilling rigs available for use at the end of the period	58	55	95
Average dayrate	$18,762	$17,510	$16,256
Mid-Stream:
Gas gathered—Mcf/day	435,646	393,613	385,209
Gas processed—Mcf/day	164,482	158,189	137,625
Gas liquids sold—gallons/day	625,873	663,367	534,140
Number of natural gas gathering systems	19	22	24
Number of processing plants	11	14	13

Oil and Natural Gas Operations

Any significant change in oil, NGLs, or natural gas prices has a material effect on our revenues, cash flow, and the value of our oil, NGLs, and natural gas reserves. Generally, prices and demand for domestic natural gas are influenced by weather conditions, supply imbalances, by worldwide oil price levels, and recently by the worldwide economic impact from the coronavirus. Domestic oil prices are primarily influenced by world oil market developments. These factors are beyond our control and we cannot predict nor measure their future influence on the prices we will receive.

Based on our 2019 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of derivatives, would cause a corresponding $423,000 per month ($5.1 million annualized) change in our pre-tax operating cash flow. Our 2019 average natural gas price was $2.04 compared to an average natural gas price of $2.46 for 2018 and $2.46 for 2017. A $1.00 per barrel change in our oil price, without the effect of derivatives, would have a $252,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of derivatives, would have a $371,000 per month ($4.5 million annualized) change in our pre-tax operating cash flow based on our production in 2019. Our 2019 average oil price per barrel was $57.49 compared with an average oil price of $55.78 in 2018 and $49.44 in 2017, and our 2019 average NGLs price per barrel was $12.42 compared with an average NGLs price of $22.18 in 2018 and $18.35 in 2017.

Because commodity prices affect the value of our oil, NGLs, and natural gas reserves, declines in those prices can cause a decline in the carrying value of our oil and natural gas properties. At December 31, 2019, the 12-month average unescalated prices were $55.69 per barrel of oil, $23.19 per barrel of NGLs, and $2.58 per Mcf of natural gas, and then are adjusted for price differentials. In 2019, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million net of tax) due to the reduction of the 12-month average commodity prices and the removal of proved undeveloped reserves due to the uncertainty regarding our ability to finance future capital expenditures.

We anticipate a non-cash ceiling test write-down in the first quarter of 2020 and future quarters. It is hard to predict with any reasonable certainty the need for or amount of any future impairments given the many factors that go into the ceiling test calculation including, but not limited to, future pricing, operating costs, drilling and completion costs, upward or downward oil and gas reserve revisions, oil and gas reserve additions, and tax attributes. Subject to these inherent uncertainties, if we hold these same factors constant as they existed at December 31, 2019 and only adjust the 12-month average price to a first quarter ending average, our forward looking expectation is that we would recognize an impairment of $62 million pre-tax in the first quarter of 2020. Given the uncertainty associated with the factors used in calculating our estimate of both our future period ceiling test write-down and the removal of our undeveloped reserves, these estimates should not necessarily be construed as indicative of our future development plans or financial results and the actual amount of any write-down may vary significantly from this estimate depending on the final determination.

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

During 2019, almost all of our working drilling rigs were drilling horizontal or directional wells for oil and NGLs. The continuous fluctuations in commodity prices for oil and natural gas changes demand for drilling rigs. These factors ultimately affect the demand and mix of the type of drilling rigs used by our customers. The future demand for and the availability of drilling rigs to meet that demand will affect our future dayrates. For 2019, our average dayrate was $18,762 per day compared to $17,510 and $16,256 per day for 2018 and 2017, respectively. Our average number of drilling rigs used (utilization %) in 2019 was 24.6 (43%) compared with 32.8 (34%) and 30.0 (32%) in 2018 and 2017, respectively. Based on the average utilization of our drilling rigs during 2019, a $100 per day change in dayrates has a $2,460 per day ($0.9 million annualized) change in our pre-tax operating cash flow.

Our contract drilling segment provides drilling services for our exploration and production segment. Some of the drilling services we perform on our properties are, depending on the timing of those services, deemed associated with acquiring an ownership interest in the property. In those cases, revenues and expenses for those services are eliminated in our statement of operations, with any profit recognized as a reduction in our investment in our oil and natural gas properties. The contracts for these services are issued under the same conditions and rates as the contracts entered into with unrelated third parties. By providing drilling services for the oil and natural gas segment, we eliminated revenue of $15.8 million, $22.5 million, and $13.4 million during 2019, 2018, and 2017, respectively, from our contract drilling segment and eliminated the associated operating expense of $14.2 million, $19.5 million, and $11.8 million during 2019, 2018, and 2017, respectively, yielding $1.6 million, $3.0 million, and$1.6 million during 2019, 2018, and 2017, respectively, as a reduction to the carrying value of our oil and natural gas properties.

Mid-Stream Operations

This segment is engaged primarily in the buying, selling, gathering, processing, and treating of natural gas. It operates three natural gas treatment plants, 11 processing plants, 19 gathering systems, and approximately 2,080 miles of pipeline. Its operations are in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. This segment enhances our ability to gather and market not only our own natural gas and NGLs but also that owned by third parties and serves as a mechanism through which we can construct or acquire existing natural gas gathering and processing facilities. During 2019, 2018, and 2017 this segment purchased $40.6 million, $81.4 million, and $63.2 million, respectively, of our oil and natural gas segment's natural gas and NGLs production, and provided gathering and transportation services of $6.9 million, $7.3 million, and $6.7 million, respectively. Intercompany revenue from services and purchases of production between this business segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

Our mid-stream segment gathered an average of 435,646 Mcf per day in 2019 compared to 393,613 Mcf per day in 2018 and 385,209 Mcf per day in 2017. It processed an average of 164,482 Mcf per day in 2019 compared to 158,189 Mcf per day in 2018 and 137,625 Mcf per day in 2017, and sold NGLs of 625,873 gallons per day in 2019 compared to 663,367 gallons per day in 2018 and 534,140 gallons per day in 2017. Gas gathering volumes per day in 2019 increased primarily due to higher volumes at our Cashion and Pittsburgh Mills facilities. Volumes processed in 2019 increased due to connecting new wells to our processing facilities in 2019 primarily on the Cashion system. NGLs sold in 2019 decreased primarily due to lower NGL recoveries due to operating in full ethane rejection.

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

Under the Unit credit agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $1.0 billion. Effective January 17, 2020, our elected commitment amount and borrowing base is $200.0 million. At December 31, 2019, we were charged a commitment fee of 0.375% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. Total fees of $3.3 million in origination, agency, syndication, and other related fees are being amortized over the life of the Unit credit agreement. Under the agreement, we have pledged as collateral 80% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties. Pursuant to the mortgages covering such oil and gas properties, Unit Petroleum has also pledged as collateral certain items of its personal property.

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
100.000%

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a one-time special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements in the Unit credit agreement. Effective January 17, 2020, our borrowing base was reduced from $275.0 million to $200.0 million.

At our election, any part of the outstanding debt under the Unit credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.50% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days, whichever is less. Borrowings not under LIBOR bear interest at the prime rate specified in the Unit credit agreement that cannot be less than LIBOR plus 1.00% plus a margin. The credit agreement provides that if ICE Benchmark Administration no longer reports the LIBOR or Administrative Agent determines in good faith that the rate so reported no longer accurately reflects the rate available to Lender in the London Interbank Market or if such index no longer exists or accurately reflects the rate available to Administrative Agent in the London Interbank Market, Administrative Agent may select a replacement index. Interest is payable at the end of each month and the principal may be repaid in whole or in part at any time, without a premium or penalty. At December 31, 2019, we had $108.2 million outstanding borrowings.

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

As of December 31, 2019, we were in compliance with the covenants in the Unit credit agreement.

We have engaged in discussions with the lenders under the Unit credit agreement to enter into an amendment to the Unit credit agreement to, among other things, permit the issuance of the new Second Lien Senior Secured Notes (the New Notes), the incurrence of guarantees of the New Notes and the grant of liens securing the New Notes, each of which are currently not permitted under the Unit credit agreement. Due to the Credit Agreement Extension Condition, the company's debt associated with the Unit credit agreement is reflected as a current liability in its consolidated balance sheet as of December 31, 2019. The classification as a current liability is based on the uncertainty regarding the company's ability to repay or refinance the 2021 Senior Notes before November 16, 2020.

On March 11, 2020, we entered into a Standstill and Amendment Agreement (Standstill Agreement) with the lenders and administrative agent party to the Unit credit agreement. The Standstill Agreement, among other things, provides that during the standstill period (as defined below), the administrative agent and lenders under the Unit credit agreement agree to temporarily standstill from making any final determination in connection with the pending scheduled redetermination of the borrowing base that was, under the Unit credit agreement, otherwise scheduled to be made on or about April 1, 2020, and from otherwise exercising certain of their respective rights and remedies under the Unit credit agreement. The standstill period will begin after the effective date of the Standstill Agreement and will continue until the earlier of: (i) the receipt by any credit party from the administrative agent of notice of the occurrence of any termination event and (ii) 3:00 p.m. central time on April 15, 2020. “Termination event” is defined under the Standstill Agreement to include the occurrence of any one or more of the following: (i) any representation or warranty made or deemed to have been made by any credit party under the Standstill Agreement being false, misleading or erroneous in any material respect when made or deemed to have been made, (ii) any credit party failing to perform, observe or comply with any covenant, agreement or term contained in the Standstill Agreement in any material respect or (iii) any default which is not cured within five (5) business days or event of default occurring under the Unit credit agreement. Under the Standstill Agreement, we have agreed to limit our borrowings under the Unit credit agreement to $15.0 million, net of repayments.

The Standstill Agreement is expected to allow the parties to discuss proposals for addressing various credit matters, with a view to possibly entering into further modifications to the Unit credit agreement. We are currently engaged in discussions with respect to such credit matters; however, there can be no assurance that we will reach any agreement with respect to those matters by the end of the standstill period, if at all.

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

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. Additionally, the Superior credit agreement contains a number of customary covenants that, among other things, restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, enter into sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, enter into hedging arrangements, and acquire or dispose of assets. As of December 31, 2019, Superior was in compliance with the Superior credit agreement covenants.

The borrowings from the Superior credit agreement will be used to fund capital expenditures and acquisitions, provide general working capital, and for letters of credit for Superior. As of December 31, 2019, we had $16.5 million outstanding borrowings under the Superior credit agreement.

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

We may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any,theron to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants including those that limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants under the 2011 Indentures as of December 31, 2019.

If an event of default occurs under the credit agreement that accelerates the maturity of at least $25.0 million of borrowings, it will cause a default under the 2011 Indenture which may in turn accelerate the maturity of the Notes.

On November 5, 2019, we filed with the SEC a registration statement on Form S-4 (the Registration Statement) regarding an offer to exchange (the Exchange Offer) any and all of our existing Notes for the New Notes, on the terms and conditions in the Registration Statement, and the related consent solicitation. The Registration Statement is not yet effective. See “Risk Factors—We may not complete the Exchange Offer and Consent Solicitation at all, or may complete the Exchange Offer with respect to less than all of our senior subordinated notes.”

Capital Requirements

Oil and Natural Gas Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward growth. Any decision to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing, which provide us flexibility in deciding when and if to incur these costs. We completed drilling 115 gross wells (29.15 net wells) in 2019 compared to 117 gross wells (33.16 net wells) in 2018, and 70 gross wells (25.71 net wells) in 2017.

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

Capital expenditures for oil and gas properties on the full cost method for 2019 by this segment, excluding a $0.1 million addition in the ARO liability and $3.7 million in acquisitions (including associated ARO), totaled $264.9 million compared to 2018 capital expenditures of $344.3 million (excluding a $7.6 million reduction in the ARO liability and $30.7 million in acquisitions), and 2017 capital expenditures of $215.4 million (excluding an $4.0 million reduction in the ARO liability and $59.0 million in acquisitions).

For 2020, we do not currently have any plans to drill wells pending our ability to refinance or restructure our debt.

We sold non-core oil and natural gas assets, net of related expenses, for $21.8 million, $22.5 million, and $18.6 million during 2019, 2018, and 2017, respectively. Proceeds from those dispositions reduced the net book value of our full cost pool with no gain or loss recognized.

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

In December 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer use based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax). During 2019, we sold six of these drilling rigs and some of the other equipment to unaffiliated third parties. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. Seven drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $5.9 million.

During 2019, we completed construction and placed into service with third party operators under long-term contracts our 12th and 13th BOSS drilling rigs. Our 14th BOSS drilling rig was completed and placed into service in December of 2019 for a third party operator under a long-term contract.

For 2020, we do not currently have an approved capital plan for this segment. Capital expenditures incurred would be within anticipated cash flows. We spent $40.6 million for capital expenditures during 2019 compared to $75.5 million in 2018, and $36.1 million in 2017.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. At the Cashion processing facility in central Oklahoma, total throughput volume for the fourth quarter of 2019 averaged approximately 67.7 MMcf per day and total production of natural gas liquids increased to 326,337 gallons per day. We are continuing to connect new wells to this system from third party producers. Since the beginning of 2019, we have connected 35 new wells to this system from producers who continue to drill in the area. Construction of the 60 MMcf per day Reeding processing facility is complete and is fully operational. The total processing capacity on the Cashion system is 105 MMcf per day. With the assets from the recent acquisition in December, we will process the additional volume from these assets at the Reeding facility which is expected to begin April 1, 2020.

In the Appalachian region at the Pittsburgh Mills gathering system, average gathered volume for December 2019 was 148.4 MMcf per day while the average gathered volume for the fourth quarter of 2019 was approximately 150.3 MMcf per day. During 2019, we added seven new wells to this system which accounted for a significant increase in gathered volume. Since these wells have been in production since the beginning of the year, we are seeing less of a decline than was expected from these wells. We are currently preparing to connect four new infill wells to this system which are expected to begin production in the second quarter of 2020.

At the Hemphill processing facility located in the Texas panhandle, average total throughput volume for the fourth quarter of 2019 was 62.2 MMcf per day and total production of natural gas liquids declined to 141,137 gallons per day due to lower wellhead volume and operating in full ethane rejection. Since the first of this year, we connected eight new wells to the Hemphill system. At this time there are no active rigs in the area and we have not budgeted any new well connects for this system.

At the Segno gathering system located in East Texas, the average throughput volume for the fourth quarter of 2019 was 59.9 MMcf per day. During 2019, we connected two new Unit Petroleum wells to this system. Unit Petroleum continues to rework and recomplete wells in the area around this system.

During the fourth quarter of 2019, we disposed of three small gathering systems. We sold the Scipio gathering system, which is located in Southeast Oklahoma, to the producer. There was no net book value and resulted in a small gain less than $0.1 million. We discontinued the operations and abandoned the Ford and Briscoe gathering systems and recorded an impairment on those assets of $0.8 million.

Also in December of 2019, we closed on an acquisition for $16.1 million that included approximately 572 miles of pipeline and related compressor stations. The transaction closed on December 30, 2019 and the effective date of the purchase was December 1, 2019.

During 2019, our mid-stream segment incurred $64.4 million in capital expenditures which includes $16.1 million for an acquisition as compared to $44.8 million in 2018, and $22.2 million, in 2017. For 2020, our estimated capital expenditures will be approximately $28.0 million.

Contractual Commitments

At December 31, 2019, we had these contractual obligations:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Total debt (1)	$840,101	$156,173	$667,201	$16,727	$—
Operating leases (2)	5,856	3,785	1,934	76	61
Finance lease interest and maintenance (3)	2,589	2,031	558	—	—
Drill pipe and equipment purchases (4)	909	909	—	—	—
Firm transportation commitments (5)	3,512	2,794	718	—	—
Total contractual obligations	$852,967	$165,692	$670,411	$16,803	$61
_________________________
1.See previous discussion in MD&A regarding our debt. This obligation is presented under the Notes and the Unit and Superior credit agreements and includes interest calculated using our December 31, 2019 interest rates of 6.625% for the Notes and 4.0% for our Unit credit agreement and 3.9% for our Superior credit agreement. At December 31, 2019, our Unit credit agreement is reflected as a current liability in our consolidated balance sheet due to the uncertainty regarding the company's ability to repay or refinance the 2021 Senior Notes before November 16, 2020. The outstanding Unit credit agreement balance as of December 31, 2019 was $108.2 million. Our Superior credit agreement has a maturity date of May 10, 2023 and an outstanding balance of $16.5 million as of December 31, 2019.
2.We lease certain office space, land and equipment, including pipeline equipment and office equipment under the terms of operating leases under ASC 842 expiring through March 2032. We also have short-term lease commitments of $0.4 million. This is lease office space or yards in Edmond and Oklahoma City, Oklahoma; Houston, Texas; Englewood, Colorado; and Pinedale, Wyoming under the terms of operating leases expiring through October 2020. Additionally, we have several equipment leases and lease space on short-term commitments to stack excess drilling rig equipment and production inventory.
3.Maintenance and interest payments are included in our finance lease agreements. The finance leases are discounted using annual rates of 4.0%. Total maintenance and interest remaining are $2.3 million and $0.3 million, respectively.
4.We have committed to purchase approximately $0.9 million of new drill pipe and equipment over the next year.
5.We have firm transportation commitments to transport our natural gas from various systems for approximately $2.8 million over the next twelve months and $0.7 million for the two years thereafter.

During the second quarter of 2018, as part of the Superior transaction, we entered into a contractual obligation that commits us to spend $150.0 million to drill wells in the Granite Wash/Buffalo Wallow area over three years starting January 1, 2019. This amount is included in our future drilling plans. For each dollar of the $150.0 million that we do not spend (over the three-year period), we would forgo receiving $0.58 of future distributions from our 50% ownership interest in our consolidated mid-stream subsidiary. At December 31, 2019, if we elected not to drill or spend any additional money in the designated area before December 31, 2021, the maximum amount we could forgo from distributions would be $72.7 million. Total spent towards the $150.0 million as of December 31, 2019 was $24.7 million.

At December 31, 2019, we also had these commitments and contingencies that could create, increase or accelerate our liabilities:

	Estimated Amount of Commitment Expiration Per Period
Other Commitments	Total Accrued	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Deferred compensation plan (1)	$6,180	Unknown	Unknown	Unknown	Unknown
Separation benefit plans (2)	$10,122	$3,010	Unknown	Unknown	Unknown
ARO liability (3)	$66,627	$2,920	$44,758	$4,010	$14,939
Gas balancing liability (4)	$3,838	Unknown	Unknown	Unknown	Unknown
Workers’ compensation liability (5)	$11,510	$4,393	$2,213	$948	$3,956
Finance lease obligations (6)	$7,379	$4,164	$3,215	$—	$—
Contract liability (7)	$7,061	$2,889	$4,137	$12	$23
Derivative liabilities—commodity hedges	$27	$—	$27	$—	$—
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
6.This amount includes commitments under finance lease arrangements for compressors in our mid-stream segment.
7.We have recorded a liability related to the timing of the revenue recognized on certain demand fees in our mid-stream segment.

Derivative Activities

Periodically we enter into derivative transactions locking in the prices to be received for a portion of our oil, NGLs, and natural gas production. Any change in the fair value of all our derivatives are reflected in the statement of operations.

Commodity Derivatives. Our commodity derivatives should reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of December 31, 2019, based on our fourth quarter 2019 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	Mark-to-Market
	2020
	Q1	Q2	Q3	Q4
Daily natural gas production	21%	21%	21%	21%

Regarding the commodities subject to derivative contracts, those contracts limit the risk of adverse downward price movements. However, they also limit increases in future revenues that would otherwise result from price movements above the contracted prices.

Using derivative transactions has the risk that the counterparties may not meet their financial obligations under the transactions. Based on our evaluation at December 31, 2019, we believe the risk of non-performance by our counterparties is not material. At December 31, 2019, the fair values of the net assets we had with each of the counterparties to our commodity derivative transactions are:

December 31, 2019
(In millions)
Bank of Montreal	$0.4
Bank of America Merrill Lynch	0.2
Total net assets	$0.6

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty in our Consolidated Balance Sheets. At December 31, 2019, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $0.6 million and long-term derivative liabilities of less than $0.1 million. At December 31, 2018, we recorded the fair value of our commodity derivatives on our balance sheet as current derivative assets of $12.9 million and long-term derivative liabilities of $0.3 million.

 All derivatives are recognized on the balance sheet and measured at fair value. Any changes in our derivatives' fair value before their maturity (i.e., temporary fluctuations in value) are reported in gain (loss) on derivatives in our Consolidated Statements of Operations.
These gains (losses) are as follows at December 31:

	2019	2018	2017
	(In thousands)
Gain (loss) on derivatives, included are amounts settled during the period of $16,196, ($22,803),and $173, respectively	$4,225	$(3,184)	$14,732

Stock and Incentive Compensation

During 2019, we granted awards covering 1,500,213 shares of restricted stock. These awards were granted as retention incentive awards. These stock awards had an estimated fair value as of the grant date of $22.6 million. Compensation expense will be recognized over the awards' three year vesting period. During 2019, we recognized $7.4 million in additional compensation expense and capitalized $1.4 million for these awards. During 2018, we granted awards covering 1,279,255 shares of restricted stock. These awards were granted as retention incentive awards and are being recognized over the awards' three year vesting period. During 2017, we granted awards covering 708,276 shares of restricted stock. These awards were granted as retention incentive awards and are being recognized over their two and three year vesting periods.

During 2019, we recognized compensation expense of $12.8 million for our restricted stock grants and capitalized $2.4 million of compensation cost for oil and natural gas properties.

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

Oil and Natural Gas Limited Partnerships and Other Entity Relationships.

We were the general partner of 13 oil and natural gas partnerships formed privately or publicly. Effective January 1, 2019, we elected to terminate and wind down all of the remaining employee limited partnerships at a repurchase cost of $0.6 million, net of Unit's interest. Each partnership’s revenues and costs were shared under formulas set out in that partnership’s agreement. The partnerships repaid us for contract drilling, well supervision and general and administrative expense. Related party transactions for contract drilling and well supervision fees are the related party’s share of such costs. These costs were billed the same as billings to unrelated third parties for similar services. General and administrative reimbursements consisted of direct general and administrative expense incurred on the related party’s behalf and indirect expenses assigned to the related parties. Allocations were based on the related party’s level of activity and were considered by us to be reasonable. During 2018 and 2017, the total we received for these fees was $0.2 million and $0.2 million, respectively. Our proportionate share of assets, liabilities, and net income relating to the oil and natural gas partnerships is included in our consolidated financial statements.

Effects of Inflation

The effect of inflation in the oil and natural gas industry is primarily driven by the prices for oil, NGLs, and natural gas. Increases in these prices increase the demand for our contract drilling rigs and services. This increase in demand affects the dayrates we can obtain for our contract drilling services. During periods of higher demand for our drilling rigs we have experienced increases in labor costs and the costs of services to support our drilling rigs. Historically, during this same period, when oil, NGLs, and natural gas prices declined, labor rates did not come back down to the levels existing before the increases. If commodity prices increase substantially for a long period, shortages in support equipment (like drill pipe, third party services, and qualified labor) can cause additional increases in our material and labor costs. Increases in dayrates for drilling rigs also increase the cost of our oil and natural gas properties. Commodity prices also can affect our fracking and completion costs and there has been downward pressure on these costs in the last half of 2019. How inflation will affect us in the future will depend on increases, if any, realized in our drilling rig rates, the prices we receive for our oil, NGLs, and natural gas, and the rates we receive for gathering and processing natural gas.

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions, or for any other purpose. However, as is customary in the oil and gas industry, we are subject to various contractual commitments.

Results of Operations

2019 versus 2018

	2019	2018	Percent Change (1)
	(In thousands unless otherwise specified)
Total revenue	$674,634	$843,281	(20)%
Net loss	$(553,828)	$(39,767)	NM
Net income attributable to non-controlling interest	$51	$5,521	(99)%
Net loss attributable to Unit Corporation	$(553,879)	$(45,288)	NM

Oil and Natural Gas:
Revenue	$325,797	$423,059	(23)%
Operating costs excluding depreciation, depletion, amortization, and impairment	$135,124	$131,675	3%
Depreciation, depletion, and amortization	$168,651	$133,584	26%
Impairment of oil and natural gas properties	$559,867	$—	NM

Average oil price received (Bbl)	$57.49	$55.78	3%
Average NGL price received (Bbl)	$12.42	$22.18	(44)%
Average natural gas price received (Mcf)	$2.04	$2.46	(17)%
Oil production (MBbls)	3,208	2,874	12%
NGLs production (MBbls)	4,773	4,925	(3)%
Natural gas production (MMcf)	53,065	55,626	(5)%
Depreciation, depletion, and amortization rate (Boe)	$9.66	$7.50	29%

Contract Drilling:
Revenue	$168,383	$196,492	(14)%
Operating costs excluding depreciation	$115,998	$131,385	(12)%
Depreciation	$51,552	$57,508	(10)%
Impairment of goodwill	$62,809	$—	NM
Impairment of contract drilling equipment	$—	$147,884	(100)%

Percentage of revenue from daywork contracts	100%	100%	—%
Average number of drilling rigs in use	24.6	32.8	(25)%
Average dayrate on daywork contracts	$18,762	$17,510	7%

Mid-Stream:
Revenue	$180,454	$223,730	(19)%
Operating costs excluding depreciation and amortization	$133,606	$167,836	(20)%
Depreciation and amortization	$47,663	$44,834	6%
Impairment of gas gathering and processing equipment and line fill	$3,040	$—	NM

Gas gathered—Mcf/day	435,646	393,613	11%
Gas processed—Mcf/day	164,482	158,189	4%
Gas liquids sold—gallons/day	625,873	663,367	(6)%

Corporate and other:
General and administrative expense	$38,246	$38,707	(1)%
Other depreciation	$7,707	$7,679	—%
Gain (loss) on disposition of assets	$(3,502)	$704	NM
Other income (expense):
Interest income	$49	$972	95%
Interest expense, net	$(37,061)	$(34,466)	8%
Gain (loss) on derivatives	$4,225	$(3,184)	NM
Other	$(236)	$22	NM
Income tax benefit	$(132,326)	$(13,996)	NM
Average interest rate	6.4%	6.5%	(2)%
Average long-term debt outstanding	$744,978	$685,330	9%
_________________________
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues decreased $97.3 million or 23% in 2019 as compared to 2018 due primarily to lower NGLs and natural gas prices and production partially offset by higher oil prices and production. Oil production increased 12%, NGLs production decreased 3%, and natural gas production decreased 5%. Average oil prices between the comparative years increased 3% to $57.49 per barrel, NGLs prices decreased 44% to $12.42 per barrel, and natural gas prices decreased 17% to $2.04 per Mcf.

Oil and natural gas operating costs increased $3.4 million or 3% between the comparative years of 2019 and 2018 primarily due to higher saltwater disposal expense and G&A expenses, partially offset by lower LOE.

DD&A increased $35.1 million or 26% primarily due to a 29% increase in our DD&A rate partially offset by an 1% decrease in equivalent production. The increase in our DD&A rate between periods resulted primarily from the cost of wells drilled in between the periods and decreased reserves due to lower prices.

During 2019, we recorded a non-cash ceiling test write-down of $559.4 million, pre-tax ($422.4 million, net of tax) due to the reduction of the 12-month average commodity prices and the removal of proved undeveloped reserves due to the uncertainty regarding our ability to finance future capital expenditures. We did not have a ceiling test write-down in 2018. We also recorded in 2019 a $0.5 million impairment on gathering systems with wells no longer producing.

Contract Drilling

Drilling revenues decreased $28.1 million or 14% in 2019 as compared to 2018. The decrease was due primarily to a 25% decrease in the average number of drilling rigs in use partially offset by a 7% increase in the average dayrate compared to 2018. Average drilling rig utilization decreased from 32.8 drilling rigs in 2018 to 24.6 drilling rigs in 2019.

Drilling operating costs decreased $15.4 million or 12% in 2019 compared to 2018. The decrease was due primarily to less drilling rigs operating partially offset by increased direct cost per day and increased indirect cost. Contract drilling depreciation decreased $6.0 million or 10% also due primarily to less drilling rigs operating and the transfer of 41 drilling rigs to assets held for sale at the end of 2018 partially offset by accelerated depreciation on drilling rigs stacked more than 49 months.

In 2019, we recognized goodwill impairment charges of $62.8 million, pre-tax ($59.8 million, net of tax) representing all of our goodwill which is related to our contract drilling segment. In 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer use based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax). During 2019, we sold six of these drilling rigs and some of the other equipment to unaffiliated third parties. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. Seven drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $5.9 million.

Mid-Stream

Our mid-stream revenues decreased $43.3 million or 19% in 2019 as compared to 2018 primarily due to decreased NGLs, gas and condensate sales partially offset by higher transportation revenue. Gas processing volumes per day increased 4% between the comparative years due to connecting new wells to our processing systems. Gas gathering volumes per day increased 11% primarily due to connecting new wells at several of our gathering and processing systems.

Operating costs decreased $34.2 million or 20% in 2019 compared to 2018 primarily due to an decrease in purchase prices. Depreciation and amortization increased $2.8 million or 6% primarily due to placing additional capital assets into service in 2019.

The mid-stream segment had $3.0 million impairments due to decrease in value of line fill due to lower prices and from the retirement of two older systems.

General and Administrative

General and administrative expenses decreased $0.5 million or 1% in 2019 compared to 2018 primarily due to lower employee costs.

Gain (Loss) on Disposition of Assets

(Gain) loss on disposition of assets decreased $4.2 million in 2019 compared to 2018. The loss in 2019 was primarily from the retirement of old rig inventory, while the gain in 2018 was primarily for the sale of drilling equipment and vehicles.

Other Income (Expense)

Interest expense, net of capitalized interest, increased $2.6 million between the comparative years of 2019 and 2018. We capitalized interest based on the net book value associated with unproved properties not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Capitalized interest for 2019 was $16.2 million compared to $16.5 million in 2018, and was netted against our gross interest of $53.2 million and $51.0 million for 2019 and 2018, respectively. Our average interest rate decreased from 6.5% to 6.4% and our average debt outstanding was $59.6 million higher in 2019 as compared to 2018 primarily due to the pay down of our Unit credit agreement in the second quarter of 2018.

Gain (loss) on derivatives increased $7.4 million primarily due to fluctuations in forward prices used to estimate the fair value in mark-to-market accounting.

Income Tax Benefit

Income tax benefit increased $118.3 million in 2019 compared to 2018. We recognized an income tax benefit of $132.3 million in 2019 compared to an income tax benefit of $14.0 million in 2018. The 2019 income tax benefit was higher primarily due to the larger pre-tax loss recognized in 2019 as compared to 2018.

Our effective tax rate was 19.3% for 2019 compared to 26.0% for 2018. The effective tax rate for the current year was lower as compared to 2018 because a substantial amount of the goodwill impairment was not deductible for income tax purposes as well as recording a valuation allowance of $19.7 million. The valuation allowance was due to determining it was more likely than not that the deferred tax asset for net operating loss carryforwards were not fully realizable. We paid $0.3 million in state income taxes during 2019 due to the sale of 50% interest in our mid-stream segment in 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our operations are exposed to market risks primarily because of changes in the prices for natural gas and oil and interest rates.

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. Those prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have fluctuated and they will probably continue to do so. The price of oil, NGLs, and natural gas also affects both the demand for our drilling rigs and the amount we can charge for our drilling rigs. Based on our 2019 production, a $0.10 per Mcf change in what we are paid for our natural gas production would cause a corresponding $423,000 per month ($5.1 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $252,000 per month ($3.0 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices would have a $371,000 per month ($4.5 million annualized) change in our pre-tax cash flow.

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

At December 31, 2019, these non-designated hedges were outstanding:

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

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreements and the Notes. The credit agreements, at our election bears interest at variable rates based on the Prime Rate or the LIBOR Rate. At our election, borrowings under our credit agreements may be fixed at the LIBOR Rate for periods of up to 180 days. Based on our average outstanding long-term debt subject to a variable rate in 2019, an 1% increase in the floating rate would reduce our annual pre-tax cash flow by approximately $0.9 million. Under our Notes, we pay a fixed rate of interest of 6.625% per year (payable semi-annually in arrears on May 15 and November 15 of each year).

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements
Unit Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unit Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unit Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses, is in a negative working capital position, and does not anticipate that forecasted cash and available credit capacity will be sufficient to meet their commitments over the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 16, 2020

We have served as the Company’s auditor since 1989.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In thousands except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$571	$6,452
Accounts receivable, net of allowance for doubtful accounts of $2,332 and $2,531 at December 31, 2019 and December 31, 2018, respectively	82,656	119,397
Materials and supplies	449	473
Current derivative asset (Note 14)	633	12,870
Current income taxes receivable	1,756	2,054
Assets held for sale (Note 3)	5,908	22,511
Prepaid expenses and other	13,078	6,602
Total current assets	105,051	170,359
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	6,341,582	6,018,568
Unproved properties not being amortized	252,874	330,216
Drilling equipment	1,295,713	1,284,419
Gas gathering and processing equipment	824,699	767,388
Saltwater disposal systems	69,692	68,339
Corporate land and building	59,080	59,081
Transportation equipment	29,723	29,524
Other	57,992	57,507
	8,931,355	8,615,042
Less accumulated depreciation, depletion, amortization, and impairment	6,978,669	6,182,726
Net property and equipment	1,952,686	2,432,316
Goodwill (Note 3)	—	62,808
Right of use asset (Note 16)	5,673	—
Other assets	26,642	32,570
Total assets (1)	$2,090,052	$2,698,053

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	As of December 31,
	2019	2018
	(In thousands except share and par value amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,481	$151,686
Accrued liabilities (Note 7)	46,562	47,923
Current operating lease liability (Note 16)	3,430	—
Current portion of long-term debt (Note 8)	108,200	—
Current portion of other long-term liabilities (Note 8)	17,376	14,250
Total current liabilities	260,049	213,859
Long-term debt less debt issuance costs (Note 8)	663,216	644,475
Non-current derivative liabilities (Note 14)	27	293
Operating lease liability (Note 16)	2,071	—
Other long-term liabilities (Note 8)	95,341	101,234
Deferred income taxes (Note 10)	13,713	144,748
Commitments and contingencies (Note 17)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.20 par value, 175,000,000 shares authorized, 55,443,393 and 54,055,600 shares issued as of December 31, 2019 and 2018, respectively	10,591	10,414
Capital in excess of par value	644,152	628,108
Accumulated other comprehensive loss (net of tax ($155) at December 31, 2018) (Note 19)	—	(481)
Retained earnings	199,135	752,840
Total shareholders' equity attributable to Unit Corporation	853,878	1,390,881
Non-controlling interests in consolidated subsidiaries	201,757	202,563
Total shareholders’ equity	1,055,635	1,593,444
Total liabilities and shareholders’ equity (1)	$2,090,052	$2,698,053
_________________________
1.Unit Corporation's consolidated total assets as of December 31, 2019 include current and long-term assets of its variable interest entity (VIE) (Superior) of $28.8 million and $434.3 million, respectively, which can only be used to settle obligations of the VIE. Unit Corporation's consolidated total liabilities as of December 31, 2019 include current and long-term liabilities of the VIE of $32.2 million and $26.0 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. Unit Corporation's consolidated total assets as of December 31, 2018 include current and long-term assets of its variable interest entity (VIE) (Superior) of $40.1 million and $423.3 million, respectively, which can only be used to settle obligations of the VIE. Unit Corporation's consolidated total liabilities as of December 31, 2018 include current and long-term liabilities of the VIE of $42.8 million and $14.7 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. See Note 18 – Variable Interest Entity Arrangements.

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$325,797	$423,059	$357,744
Contract drilling	168,383	196,492	174,720
Gas gathering and processing	180,454	223,730	207,176
Total revenues	674,634	843,281	739,640
Expenses:
Operating costs:
Oil and natural gas	135,124	131,675	130,789
Contract drilling	115,998	131,385	122,600
Gas gathering and processing	133,606	167,836	155,483
Total operating costs	384,728	430,896	408,872

Depreciation, depletion, and amortization	275,573	243,605	209,257
Impairments (Note 3)	625,716	147,884	—
General and administrative	38,246	38,707	38,087
(Gain) loss on disposition of assets	3,502	(704)	(327)
Total operating expenses	1,327,765	860,388	655,889
Income (loss) from operations	(653,131)	(17,107)	83,751
Other income (expense):
Interest, net	(37,012)	(33,494)	(38,334)
Gain (loss) on derivatives	4,225	(3,184)	14,732
Other	(236)	22	21
Total other income (expense)	(33,023)	(36,656)	(23,581)
Income (loss) before income taxes	(686,154)	(53,763)	60,170
Income tax expense (benefit):
Current	(1,281)	(3,131)	5
Deferred	(131,045)	(10,865)	(57,683)
Total income taxes	(132,326)	(13,996)	(57,678)
Net income (loss)	(553,828)	(39,767)	117,848
Net income attributable to non-controlling interest	51	5,521	—
Net income (loss) attributable to Unit Corporation	$(553,879)	$(45,288)	$117,848
Net income (loss) attributable to Unit Corporation per common share (Note 6):
Basic	$(10.48)	$(0.87)	$2.31
Diluted	$(10.48)	$(0.87)	$2.28

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$(553,828)	$(39,767)	$117,848
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on securities, net of tax of $0, ($181), and $39	—	(557)	63
Reclassification adjustment for write-down of securities, net of tax of ($47), $0, and $0	481	—	—
Comprehensive income (loss)	(553,347)	(40,324)	117,911
Less: Comprehensive income attributable to non-controlling interest	51	5,521	—
Comprehensive income (loss) attributable to Unit Corporation	$(553,398)	$(45,845)	$117,911

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Year Ended December 31, 2017, 2018, and 2019

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Capital In Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands except per share amounts)
Balances, January 1, 2016	$10,016	$502,500	$—	$681,554	$—	$1,194,070
Net income	—	—	—	117,848	—	117,848
Other comprehensive income (net of tax $39)	—	—	63	—	—	63
Total comprehensive income						117,911
Proceeds from sale of stock (787,547 shares)	158	18,465	—	—	—	18,623
Activity in employee compensation plans (598,269 shares)	106	14,850	—	—	—	14,956
Balances, December 31, 2017	10,280	535,815	63	799,402	—	1,345,560
Cumulative effect adjustment for adoption of ASUs	—	—	13	(1,274)	—	(1,261)
Net income (loss)	—	—	—	(45,288)	5,521	(39,767)
Other comprehensive loss (net of tax ($181))	—	—	(557)	—	—	(557)
Total comprehensive loss						(40,324)
Contributions	—	102,958	—	—	197,042	300,000
Transaction costs associated with sale of non-controlling interest	—	(2,503)	—	—	—	(2,503)
Tax effect of the sale of non-controlling interest	—	(27,453)	—	—	—	(27,453)
Activity in employee compensation plans (1,175,466 shares)	134	19,291	—	—	—	19,425
Balances, December 31, 2018	10,414	628,108	(481)	752,840	202,563	1,593,444
Cumulative effect adjustment for adoption of ASUs	—	—	—	174	—	174
Net income (loss)				(553,879)	51	(553,828)
Reclassification adjustment for write-down of securities (net of tax ($47))	—	—	481	—	—	481
Total comprehensive loss						(553,347)
Distributions to non-controlling interest	—	—	—	—	(918)	(918)
Activity in employee compensation plans (1,387,793 shares)	177	16,044	—	—	61	16,282
Balances, December 31, 2019	$10,591	$644,152	$—	$199,135	$201,757	$1,055,635
The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(553,828)	$(39,767)	$117,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	275,573	243,605	209,257
Impairments (Note 3)	625,716	147,884	—
Amortization of debt issuance costs and debt discount (Note 8)	2,241	2,198	2,159
(Gain) loss on derivatives (Note 14)	(4,225)	3,184	(14,732)
Cash receipts (payments) on derivatives settled (Note 14)	16,196	(22,803)	173
(Gain) loss on disposition of assets	3,502	(704)	(327)
Deferred tax benefit (Note 10)	(131,045)	(10,865)	(57,683)
Employee stock compensation plans	12,932	22,899	17,747
Bad debt expense	527	81	348
ARO liability accretion (Note 9)	2,343	2,393	2,886
Contract assets and liabilities, net (Note 4)	(2,577)	(4,970)	—
Other, net	1,766	2,032	(865)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	33,323	(7,967)	(27,941)
Materials and supplies	24	32	2,835
Prepaid expenses and other	195	(4,950)	1,527
Accounts payable	(15,558)	28,013	8,192
Accrued liabilities	3,142	(5,465)	6,996
Income taxes	298	(1,993)	38
Contract advances	(1,149)	(90)	1,630
Net cash provided by operating activities	269,396	352,747	270,088
INVESTING ACTIVITIES:
Capital expenditures	(406,665)	(446,282)	(255,553)
Producing property and other oil and natural gas acquisitions	(3,653)	(29,970)	(58,026)
Other acquisitions	(16,109)	—	—
Proceeds from disposition of property and equipment	31,864	25,910	21,713
Other	—	—	(1,500)
Net cash used in investing activities	(394,563)	(450,342)	(293,366)
FINANCING ACTIVITIES:
Borrowings under line of credit	493,500	99,100	343,900
Payments under line of credit	(368,800)	(277,100)	(326,700)
Payments on finance leases	(4,001)	(3,843)	(3,694)
Proceeds from common stock issued, net of issue costs (Note 19)	—	—	18,623
Proceeds from investments in non-controlling interest	—	300,000	—
Employee taxes paid by withholding shares	(4,158)	(4,988)	(4,132)
Transaction costs associated with sale of non-controlling interest	—	(2,503)	—
Distributions to non-controlling interest	(918)	—	—
Bank overdrafts (Note 3)	3,663	(7,320)	(4,911)
Net cash provided by financing activities	119,286	103,346	23,086
Net increase (decrease) in cash and cash equivalents	(5,881)	5,751	(192)
Cash and cash equivalents, beginning of year	6,452	701	893
Cash and cash equivalents, end of year	$571	$6,452	$701
The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid (net of capitalized)	$33,694	$34,535	$33,931
Income taxes	$273	$3,600	$—
Changes in accounts payable and accrued liabilities related to purchases of property, plant, and equipment	$54,549	$(18,119)	$(20,574)
Non-cash reductions to oil and natural gas properties related to asset retirement obligations	$(76)	$7,629	$3,613

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

Contract Drilling. Carried out by our subsidiary, Unit Drilling Company, we drill onshore oil and natural gas wells for our own account and for a wide range of other oil and natural gas companies. Our drilling operations are mainly in Oklahoma, Texas, New Mexico, Wyoming, North Dakota, and to a lesser extent in Colorado.

Mid-Stream. Carried out by our subsidiary, Superior, we buy, sell, gather, transport, process, and treat natural gas for our own account and for third parties. Mid-stream operations are performed in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

NOTE 2 – UNIT LIQUIDITY AND ABILITY TO CONTINUE AS A GOING CONCERN

As a result of the sustained commodity price decline and our substantial debt burden, we do not believe that we will be able to satisfy our commitments and debt repayments over the next twelve months. This conclusion is based on the following principal conditions which are explained in further detail below.

•Inability to meet anticipated commitments due to recurring losses, negative working capital and limited access to liquidity.
•A forecasted covenant violation of the Unit credit agreement for the quarter ending June 30, 2020.
•The expected acceleration of the amounts outstanding under the Unit credit agreement from October 18, 2023 to November 16, 2020.

The company has incurred significant losses and is in a negative working capital position at December 31, 2019. Additionally, our cash balance as of December 31, 2019 was $0.6 million and, effective January 17, 2020, the company’s borrowing base under the Unit credit facility was reduced to $200.0 million of which $108.2 million has been borrowed. On March 11, 2020, the Company entered into a Standstill agreement with regards to the Unit credit facility which delays the scheduled borrowing base redetermination date for the facility from April 1, 2020 to April 15, 2020. Once the borrowing base is redetermined, the company anticipates that the borrowing base will be further reduced, potentially below the current amount outstanding under the credit facility. Such a reduction would prevent the company from further accessing the facility. Additionally, under the Standstill agreement, the company is prevented from withdrawing more than an additional $15.0 million between March 11, 2020 and the expiration of the agreement on April 15, 2020, which further reduces the company’s ability to access liquidity during the term of the agreement. Due to our further anticipated losses, negative working capital position and lack of access to liquidity under the credit agreement, we do not anticipate that forecasted cash and available credit capacity will be sufficient to meet our commitments as they come due over the next twelve months.

Additionally, once the amounts outstanding on our 2021 Senior Notes are classified as current on our June 30, 2020 balance sheet, we will be in violation of the current ratio covenant in our credit agreement. If we are unable to cure the covenant violation, renegotiate the terms of the credit agreement or obtain a waiver, the covenant violation would result in all amounts outstanding under the Unit credit agreement becoming due and payable during the third quarter of 2020 (after we file our second quarter Form 10-Q). The covenant violation would also cause a cross-default of the indenture on our 2021 Senior Notes, which would make those notes immediately due and payable. The amounts outstanding as of December 31, 2019 on our

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unit credit agreement and 2021 Senior Notes are $108.2 million and $650.0 million, respectively. If we are unable to avoid the anticipated credit violation or otherwise obtain a waiver, we will be unable to pay these amounts when due.

In addition, the October 18, 2023 scheduled maturity date of the loans under the Unit credit agreement will accelerate to November 16, 2020 to the extent that, on or before that date, all the 2021 Senior Notes are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023 (the “Credit Agreement Extension Condition”). On November 5, 2019, the company filed with the SEC a registration statement on Form S-4 (the Registration Statement) to commence an offer to exchange (the Exchange Offer) any and all of the existing 2021 Senior Notes for new notes with terms and conditions that would satisfy the Credit Agreement Extension Condition. However, there can be no assurance that the company will be able to complete the Exchange Offer as contemplated, if at all.

Due to the Credit Agreement Extension Condition, the company's debt associated with the Unit credit agreement is reflected as a current liability in its consolidated balance sheet as of December 31, 2019. The classification as a current liability is based on the uncertainty regarding the company's ability to repay or refinance the 2021 Senior Notes before November 16, 2020. Based on our current forecasted cash flows and cash on hand, we will not be able to pay the outstanding amount of the Unit credit agreement if the maturity is accelerated. Inability to pay the amount outstanding under the credit agreement would cause a covenant violation and also create cross-default with the indenture of the 2021 Senior Notes, which would also become due and payable. If we are unable to pay the balance of the Unit credit agreement upon acceleration, we would be required to file for protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11).

Based on our evaluation of the conditions described above, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

In order to alleviate the conditions that give rise to substantial doubt about our ability to continue as a going concern, the company is currently undertaking a number of actions, including (i) minimizing capital expenditures, (ii) aggressively managing working capital, (iii) further reducing recurring operating expenses, (iv) exploring potential business transactions, and (v) negotiating with existing debt holders to restructure existing debts. We believe that even after taking these actions, we will not have sufficient liquidity to satisfy our debt service obligations, meet other financial obligations, and comply with our debt covenants. We have engaged financial and legal advisors to, among other things, assist with analyzing various strategic alternatives, to include a potential reorganization under Chapter 11, to address our liquidity and capital structure. However, there can be no assurance that we will be able to restructure our financial obligations on terms acceptable to the company and our creditors, and there can be no assurance that we will generate the necessary liquidity to satisfy these obligations when they come due.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Unit Corporation and its subsidiaries. Our investment in limited partnerships is accounted for on the proportionate consolidation method, whereby our share of the partnerships’ assets, liabilities, revenues, and expenses are included in the appropriate classification in the accompanying consolidated financial statements. We consolidate the activities of Superior, a 50/50 joint venture between Unit Corporation and SP Investor Holdings, LLC, which qualifies as a VIE under generally accepted accounting principles in the United States (GAAP). We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power, through 50% ownership, to direct those activities that most significantly affect the economic performance of Superior as further described in Note 18 – Variable Interest Entity Arrangements.

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

Drilling Contracts. We recognize revenues and expenses generated from “daywork” drilling contracts as the services are performed, since we do not bear the risk of completion of the well. Typically, this type of contract can be used for the drilling of one well which can take from 10 to 90 days. At December 31, 2019, all of our contracts were daywork contracts of which 14

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
were multi-well and had durations which ranged from two months to three years, 10 of which expire in 2020 and four expiring in 2021 and beyond. These longer term contracts may contain a fixed rate for the duration of the contract or provide for the periodic renegotiation of the rate within a specific range from the existing rate.

Cash Equivalents and Bank Overdrafts. We include as cash equivalents all investments with maturities at date of purchase of three months or less which are readily convertible into known amounts of cash. Bank overdrafts are checks that have been issued before the end of the period, but not presented to our bank for payment before the end of the period. At December 31, 2019 and 2018, bank overdrafts were $8.7 million and $5.1 million, respectively.

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

	2019	2018	2017
Oil and Natural Gas:
CVR Refining, LP	14%	14%	2%
Valero Energy Corporation	9%	10%	9%
Energy Transfer Partners (formerly Sunoco Logistics Partners)	5%	3%	10%
Drilling:
EOG Resources, Inc.	12%	5%	—%
QEP Resources, Inc.	12%	16%	26%
Slawson Exploration Company, Inc	11%	10%	6%
Mid-Stream:
ONEOK, Inc.	33%	45%	36%
Range Resources Corporation	13%	7%	9%
Centerpoint Energy Service, Inc.	10%	5%	4%

We had a concentration of cash of $1.7 million and $11.0 million at December 31, 2019 and 2018, respectively with one bank.

The use of derivative transactions also involves the risk that the counterparties will be unable to meet the financial terms of the transactions. We considered this non-performance risk with regard to our counterparties and our own non-performance risk in our derivative valuation at December 31, 2019 and determined there was no material risk at that time. At December 31, 2019, the fair values of the net assets (liabilities) we had with each of the counterparties with respect to all of our commodity derivative transactions are listed in the table below:

December 31, 2019
(In millions)
Bank of Montreal	$0.4
Bank of America Merrill Lynch	0.2
Total net assets	$0.6

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

We review the carrying amounts of long-lived assets for potential impairment when events occur or changes in circumstances suggest that these carrying amounts may not be recoverable. Changes that could prompt such an assessment may include equipment obsolescence, changes in the market demand for a specific asset, changes in commodity prices, periods of relatively low drilling rig utilization, declining revenue per day, declining cash margin per day, or overall changes in general market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. The use of different estimates and assumptions could cause materially different carrying values of our assets.

During the third quarter of 2019, we determined a triggering event had occurred within our contract drilling reporting unit due to a decline in the number of drilling rigs being used and the overall market performance of the contract drilling industry. As a result, we performed a recoverability test on long-lived assets within the segment. Based on the results of the undiscounted future cash flows of the asset group, the undiscounted projected future cash flows of the asset group exceeded the group's carrying value as of September 30, 2019 and therefore no long-lived asset impairment was recorded for the group.

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising inactive rigs are evaluated, and those components with continuing utility to the company’s other marketed rigs are transferred to other rigs or to its yards to be used as spare equipment. The remaining components of these rigs are retired. In December 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer use based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax), the fair value of the assets held for sale at December 31, 2019 is $5.9 million. These assets include seven drilling rigs and equipment that will be marketed for sale throughout the next twelve months. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. When property and equipment components are disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is generally reflected in operations. Our contract drilling segment had no impairments in either 2019 or 2017. For dispositions of drill pipe and drill collars, an average cost for the appropriate feet of drill pipe and drill collars is removed from the asset account and charged to accumulated depreciation and proceeds, if any, are credited to accumulated depreciation.

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

Capitalized Interest. During 2019, 2018, and 2017, interest of approximately $16.2 million, $16.5 million, and $15.9 million, respectively, was capitalized based on the net book value associated with unproved properties not being amortized, the construction of additional drilling rigs, and the construction of gas gathering systems. Interest is being capitalized using a weighted average interest rate based on our outstanding borrowings.

Goodwill. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is not amortized, but an impairment test is performed at least annually to determine whether the fair value has decreased and is performed additionally when events indicate an impairment may have occurred. For impairment testing, goodwill is evaluated at the reporting unit level. Our goodwill is all related to our contract drilling segment, and, the impairment test is generally based on the estimated discounted future net cash flows of our drilling segment, utilizing discount rates and

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
other factors in determining the fair value of our drilling segment. Inputs in our estimated discounted future net cash flows include drilling rig utilization, day rates, gross margin percentages, and terminal value. Due to the triggering event within the contract drilling reporting unit, we performed an interim goodwill impairment test as of September 30, 2019. Based on the projected discounted cash flows, we recognized a goodwill impairment charge of $62.8 million, pre-tax ($59.8 million, net of tax) which represented the total goodwill previously reported on our consolidated balance sheets. No goodwill impairment was recorded for the years ended December 31, 2018, or 2017. There were no additions to goodwill in 2019, 2018, or 2017.

Oil and Natural Gas Operations. We account for our oil and natural gas exploration and development activities using the full cost method of accounting prescribed by the SEC. Accordingly, all productive and non-productive costs incurred in connection with the acquisition, exploration and development of our oil, NGLs, and natural gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized and amortized on a units-of-production method based on proved oil and natural gas reserves. Directly related overhead costs of $16.5 million, $15.9 million, and $14.8 million were capitalized in 2019, 2018, and 2017, respectively. Independent petroleum engineers annually audit our internal evaluation of our reserves. The average rates used for DD&A were $9.66, $7.50, and $6.00 per Boe in 2019, 2018, and 2017, respectively. The calculation of DD&A includes all capitalized costs, estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values less accumulated amortization, unproved properties, and equipment not placed in service. Our unproved properties and wells in progress totaling $252.9 million are excluded from the DD&A calculation.

During the fourth quarter 2019, we reassessed estimated salvage values associated with our oil and natural gas operations. Based on market conditions for our industry as well as the substantial doubt that exists for our ability to continue as a going concern, we revised these estimates downward for a total adjustment of $39.7 million ($25.6 million discounted for our full cost ceiling test) to salvage value estimates.

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

We determined the value of certain unproved oil and gas properties were diminished (in part or in whole) based on an impairment evaluation and our anticipated future exploration plans. Those determinations resulted in $73.9 million and $10.5 million in 2019 and 2017, respectively of costs being added to the total of our capitalized costs being amortized. We did not have any in 2018. In 2019, we incurred non-cash ceiling test write-downs of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million net of tax) due to the reduction of the 12-month average commodity prices and the removal of proved undeveloped reserves due to the uncertainty regarding our ability to finance future capital expenditures. We had no non-cash ceiling test write-downs during 2017 or 2018.

Our contract drilling segment provides drilling services for our exploration and production segment. Depending on the timing of the drilling services performed on our properties those services may be deemed, for financial reporting purposes, to be associated with the acquisition of an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties. The contracts for these services are issued under the similar terms and rates as the contracts entered into with unrelated third parties. By providing drilling services for the oil and natural gas segment, we eliminated revenue of $15.8 million, $22.5 million, and $13.4 million during 2019, 2018, and 2017, respectively, from our contract drilling segment and eliminated the associated operating expense of $14.2 million, $19.5 million, and $11.8 million during 2019, 2018, and 2017, respectively, yielding $1.6 million, $3.0 million, and$1.6 million during 2019, 2018, and 2017, respectively, as a reduction to the carrying value of our oil and natural gas properties.

ARO. We record the fair value of liabilities associated with the future plugging and abandonment of wells. In our case, when the reserves in each of our oil or gas wells deplete or otherwise become uneconomical, we must incur costs to plug and abandon the wells. These costs are recorded in the period in which the liability is incurred (at the time the wells are drilled or

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

Limited Partnerships. Unit Petroleum Company was a general partner in 13 oil and natural gas limited partnerships sold privately and publicly. Some of our officers, directors, and employees owned the interests in most of these partnerships. We shared in each partnership’s revenues and costs in accordance with formulas set out in each of the limited partnership agreement. The partnerships also reimbursed us for certain administrative costs incurred on behalf of the partnerships. The partnerships were terminated in the second quarter of 2019 with an effective date of January 1, 2019 at a repurchase cost of $0.6 million, net of Unit's interest.

Income Taxes. During the fourth quarter of 2017, the U.S. government enacted the Tax Act. Among other provisions, the Tax Act reduces the federal corporate tax rate from the existing maximum rate of 35% to 21%, effective January 1, 2018. The change in tax law required the company to remeasure existing net deferred tax liabilities using the lower rate in the period of enactment resulting in the company recording a tax benefit of $81.3 million in 2017. Measurement of net deferred tax liabilities is based on provisions of enacted tax law (including the 2017 Tax Act); the effects of future changes in tax laws or rates are not included in the measurement. Valuation allowances are established where necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the year and the change during that year in deferred tax assets and liabilities.

The accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Natural Gas Balancing. We account for revenue transactions under ASC 606 for recording natural gas sales, which may be more or less than its share of pro-rata production from certain wells. We estimate our December 31, 2019 balancing position to be approximately 3.4 Bcf on under-produced properties and approximately 3.5 Bcf on over-produced properties. We have recorded a receivable of $3.6 million on certain wells where we estimate that insufficient reserves are available for us to recover the under-production from future production volumes. We have also recorded a liability of $3.8 million on certain properties where we believe there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes. Our policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which we have imbalances are not material.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
option pricing model to measure the fair value of stock options and SARs. The value of our restricted stock grants is based on the closing stock price on the date of the grants.

New Accounting Standards

Measurement of Credit Losses on Financial Instruments (Topic 326). The FASB issued ASU 2016-13 which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. The amendment will be effective for reporting periods after December 15, 2019. We have evaluated the impact this will have on our consolidated financial statements by reviewing our accounts receivable accounts and our historic credit losses. This standard will not have a material impact on our financial statements.

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

Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The FASB issued ASU 2019-12 to reduce the cost and complexity related to the accounting for income taxes. The amendment will be effective for reporting periods beginning after December 15, 2020. Early adoption is permitted. We are evaluating what impact this standard will have on our consolidated financial statements.

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

The additional disclosures required by ASC 842 have been included in Note 16 – Leases.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. The FASB issued ASU 2017-04, to simplify the measurement of goodwill. The amendment eliminates Step 2 from the goodwill impairment test. The amendment will be effective prospectively for reporting periods beginning after December 15, 2019. We have early adopted this amendment in the third quarter of 2019. We performed our goodwill assessment and booked the impairment for the difference between fair value and book value.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under three segments: oil and natural gas, contract drilling, and mid-stream. This is our disaggregation of revenue and how our segment revenue is reported (as reflected in Note 20 – Industry Segment Information). Revenue from the oil and natural gas segment is derived from sales of our oil and natural gas production. Revenue from the contract drilling segment is derived by contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on time period. Revenue from the mid-stream segment is derived from gathering, transporting, and processing natural gas production and selling those commodities. We sell the hydrocarbons (from the oil and natural gas and mid-stream segments) to mid-stream and downstream oil and gas companies.

We satisfy the performance obligation under each segment's contracts as follows: for the contract drilling and mid-stream contracts, we satisfy the performance obligation over the agreed-on time within the contracts, and for oil and natural gas contracts, we satisfy the performance obligation with each delivery of volumes. For oil and natural gas contracts, as it is more

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

Contract Drilling Contracts, Revenues, Implementation impact to retained earnings, and Performance Obligations

The contracts our drilling segment uses are primarily industry standard IADC contracts model year 2003 and 2013. Contract terms range from two months to three or more years or can be based on terms to drill a specific number of wells. The allocation rules in ASC 606 (called the "series guidance") provide that a contract may contain a single performance obligation composed of a series of distinct goods or services if 1) each distinct good or service is substantially the same and would meet the criteria to be a performance obligation satisfied over time and 2) each distinct good or service is measured using the same method as it relates to the satisfaction of the overall performance obligation. We have determined that the delivery of drilling services is within the scope of the series guidance as both criteria noted above are met. Specifically, 1) each distinct increment of service (i.e. hour available to drill) that the drilling contractor promises to transfer represents a performance obligation that would meet the criteria for recognizing revenue over time, and 2) the drilling contractor would use the same method for measuring progress toward satisfaction of the performance obligation for each distinct increment of service in the series. At inception, the total transaction price will be estimated to include any applicable fixed consideration, unconstrained variable consideration (estimated day rate mobilization and demobilization revenue, estimated operating day rate revenue to be earned over the contract term, expected bonuses (if material and can be reasonably estimated without significant reversal), and penalties (if material and can be reasonably estimated without significant reversal)). Allocation rules under this new standard allow us to recognize revenues associated with our drilling contacts in materially the same manner as under the previous

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
revenue accounting standard. A contract liability will be recorded for consideration received before the corresponding transfer of services. Those liabilities will generally only arise in relation to upfront mobilization fees paid in advance and are allocated/recognized over the entire performance obligation. Such balances will be amortized over the recognition period based on the same method of measure used for revenue. On adoption of the standard, no adjustment to opening retained earnings was required.

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

All consideration received for contract drilling is variable, excluding termination fees, which we have concluded will not apply to our contracts as of the reporting date. The consideration is calculated by multiplying a variable quantity (number of days/hours) by an agreed-on daily price (for the daily rate, mobilization and demobilization revenue). Other revenue items under the contract may include bonus/penalty revenue, reimbursable revenue, drilling fluid rates, and early termination fees. All variable consideration is not constrained but is settled at the end of the month; therefore, whether the variability is constrained or not does not affect accounting for revenue under ASC 606 as the variability is known before each reporting period excluding certain bonuses/penalties which might be based on activity that occurs over the entire term of the contract. We have evaluated the mobilization and de-mobilization charges on outstanding contracts, however, the impact to the financial statements was immaterial. As of December 31, 2019, we had 21 contract drilling contracts (14 of which are term contracts) for a duration of two months to three years.

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

Included below is the additional fixed revenue we will earn over the remaining term of the contracts and excludes all variable consideration to be earned with the associated contract as of December 31, 2019.

Contract	Remaining Term of Contract	2020	2021	2022	2023 and beyond	Total Remaining Impact to Revenue

Demand fee contracts	3-9 years	$(3,775)	$(3,501)	$1,380	36	$(5,860)

Before implementing ASC 606, we immediately recognized the entire demand fee since the fee was payable within the first five years from the effective date of the contract and not over the entire term of the contract. However, as the demand fee does not specifically relate to a distinct performance obligation, under the new standard that amount should now be recognized over the life of the contract. Therefore, the demand fee previously recognized for $1.7 million ($1.3 million, net of tax) was adjusted to retained earnings as of January 1, 2018 and will be recognized over the remaining term of the contract. As this

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
amount is fixed, recognition of the remaining portion will be stable. Besides the demand fee, there were no other contract assets or liabilities (see above for the balance sheet line items where they are reported). Revenue recognized for these demand fees was $2.6 million and $5.0 million in 2019 and 2018, respectively.

	December 31, 2019	December 31, 2018	Change
	(In thousands)
Contract assets	$12,921	$13,164	$(243)
Contract liabilities	7,061	9,881	(2,820)
Contract assets (liabilities), net	$5,860	$3,283	$2,577

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

NOTE 5 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Oil and Natural Gas

On April 3, 2017, we closed on an acquisition of certain oil and natural gas assets located primarily in Grady and Caddo Counties in western Oklahoma. The final adjusted value of consideration given was $54.3 million.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

In December 2018, we closed on an acquisition of certain oil and natural gas assets located primarily in Custer County, Oklahoma. The total adjusted value of consideration given was $29.6 million As of November 1, 2018, the effective date of the acquisition, the estimated proved oil and gas reserves for the acquired properties was 2.6 MMBoe net to Unit. The acquisition added approximately 8,667 net oil and gas leasehold acres to our Penn Sands area in Oklahoma including approximately 44 wells. The acquisition included approximately 30 potential horizontal drilling locations which are anticipated to have a high percentage of oil relative to the total production stream. Of the acreage acquired, approximately 82% was held by production.

We accounted for this acquisition using the acquisition method under ASC 805, Business Combinations, which requires that the acquired assets and liabilities be recorded at their fair values as of the acquisition date. The following table summarizes the final adjusted purchase price and the values of assets acquired and liabilities assumed.

Purchase Price
Total consideration given	$29,633

Allocation of Purchase Price
Oil and natural gas properties included in the full cost pool:
Proved oil and natural gas properties	$14,546
Undeveloped oil and natural gas properties	15,502
Total oil and natural gas properties included in the full cost pool (1)	30,048
Asset retirement obligation	(415)
Fair value of net assets acquired	$29,633
_________________________

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

For 2019, we had approximately $3.7 million in acquisitions.

Mid-Stream

In December 2019, we closed on an acquisition for $16.1 million that included approximately 572 miles of pipeline and related compressor stations. The transaction closed on December 30, 2019 with an effective date of December 01, 2019 and was accounted for as an asset acquisition.

Divestitures

Oil and Natural Gas

We had non-core asset sales with proceeds, net of related expenses, of $21.8 million, $22.5 million, and $18.6 million, in 2019, 2018, and 2017, respectively. Proceeds from these dispositions reduced the net book value of the full cost pool with no gain or loss recognized.

Contract Drilling

We did not have any divestitures in 2017.

In December 2018, our Board of Directors approved a plan to sell 41 drilling rigs (29 mechanical drilling rigs and 12 SCR diesel-electric drilling rigs) and other equipment. This plan satisfies the criteria of assets held for sale under ASC 360-10-45-9. The plan included a strategic decision to focus on our new BOSS drilling rigs and specific SCR drilling rigs and sell the other drilling rigs that we now choose not to market. We estimated the fair value of the 41 drilling rigs we will no longer use based on the estimated market value from third-party assessments (Level 3 fair value measurement) less cost to sell. Based on these estimates, in December 2018, we recorded a non-cash write-down of approximately $147.9 million, pre-tax ($111.7 million, net of tax). During 2019, we sold six of these drilling rigs and some of the other equipment to unaffiliated third parties. The proceeds of those sales, less costs to sell, was more than the applicable $5.7 million net book value resulting in a gain of $1.1 million. As of December 31, 2019, we determined that $10.8 million of the assets held for sale would not be sold in the next twelve months and were moved back to long-lived assets. Seven drilling rigs and equipment will be marketed for sale throughout the next twelve months and remain classified as assets held for sale. The net book value of those assets is $5.9 million

Mid-Stream

On April 3, 2018, we sold 50% of the ownership interest in our mid-stream segment, Superior. The purchaser is SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager. We received $300.0 million from this sale. A portion of the proceeds were used to pay down our bank debt and the remainder were used to accelerate the drilling program of our upstream subsidiary, Unit Petroleum Company and build additional BOSS drilling rigs. In connection with the sale of the interest in Superior, we took the necessary actions under the Indenture governing our outstanding senior subordinated notes to secure the ability to close the sale and have Superior released from the Indenture.

Superior will be governed and managed under its Amended and Restated Limited Liability Company Agreement and the Master Services and Operating Agreement (MSA) signed by Superior and an affiliate of Unit, as both agreements may be amended occasionally. Further details are in Note 18 – Variable Interest Entity Arrangements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 6 – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings (loss) per share:

	Income (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the year ended December 31, 2017:
Basic earnings attributable to Unit Corporation per common share	$117,848	51,113	$2.31
Effect of dilutive stock options and restricted stock	—	635	(0.03)
Diluted earnings attributable to Unit Corporation per common share	$117,848	51,748	$2.28
For the year ended December 31, 2018:
Basic loss attributable to Unit Corporation per common share	$(45,288)	51,981	$(0.87)
Effect of dilutive stock options and restricted stock	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(45,288)	51,981	$(0.87)
For the year ended December 31, 2019:
Basic loss attributable to Unit Corporation per common share	(553,879)	52,849	$(10.48)
Effect of dilutive stock options and restricted stock	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(553,879)	52,849	$(10.48)

Due to the net loss for the years ended December 31, 2018 and 2019, approximately 934,000 and 428,000, respectively, weighted average shares related to stock options and restricted stock were antidilutive and were excluded from the earnings per share calculation above.

The following options and their average exercise prices were not included in the computation of diluted earnings (loss) per share because the option exercise prices were greater than the average market price of our common stock for the years ended December 31:

	2019	2018	2017
Stock options	42,000	66,500	87,500
Average exercise price	$48.56	$44.42	$51.34

NOTE 7 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2019	2018
	(In thousands)
Employee costs	$17,832	$20,315
Lease operating expenses	9,200	12,756
Interest payable	6,562	6,635
Third-party credits	3,691	2,129
Taxes	3,450	1,378
Other	5,827	4,710
Total accrued liabilities	$46,562	$47,923

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 8 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Long-term debt consisted of the following as of December 31:

	2019	2018
	(In thousands)
Current portion of long-term debt:
Unit credit agreement with an average interest rate of 4.0% at December 31, 2019	$108,200	$—
Long-term debt:
Superior credit agreement with an average interest rate of 3.9% at December 31, 2019	16,500	—
6.625% senior subordinated notes due 2021	650,000	650,000
Total principal amount	$666,500	$650,000
Less: unamortized discount	(971)	(1,623)
Less: debt issuance costs, net	(2,313)	(3,902)
Total long-term debt	$663,216	$644,475

Unit Credit Agreement. We have engaged in discussions with the lenders under our Senior Credit Agreement (Unit credit agreement) to enter into an amendment to the Unit credit agreement to, among other things, permit the issuance of new Second Lien Senior Secured Notes (the New Notes), the incurrence of guarantees of the New Notes and the grant of liens securing the New Notes, each of which is currently not permitted under the Unit credit agreement. Due to the Credit Agreement Extension Condition, the company's debt associated with the Unit credit agreement is reflected as a current liability in its consolidated balance sheet as of December 31, 2019. The classification as a current liability is based on the uncertainty regarding the company's ability to repay or refinance the 2021 Senior Notes before November 16, 2020.

Our Unit credit agreement is scheduled to mature on the earlier of (a) October 18, 2023, (b) November 16, 2020, to the extent that, on or before that date, all senior subordinated notes (the Notes) are not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023, and (c) any earlier date on which the commitment amounts under the Unit credit agreement are reduced to zero or otherwise terminated. Under that agreement, the amount we can borrow is the lesser of the amount we elect as the commitment amount or the value of the borrowing base as determined by the lenders, but in either event not to exceed the maximum credit agreement amount of $1.0 billion. Effective September 26, 2019, our elected commitment amount and borrowing base are both $275.0 million. We are charged a commitment fee of 0.375% on the amount available but not borrowed. That fee varies based on the amount borrowed as a percentage of the total borrowing base. Total amendment fees of $3.3 million in origination, agency, syndication, and other related fees are being amortized over the life of the Unit credit agreement. Under the Unit credit agreement, we have pledged as collateral 80% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties. Under the mortgages covering such oil and gas properties, Unit Petroleum has also pledged as collateral certain items of its personal property.

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

The borrowing base amount–which is subject to redetermination by the lenders on April 1st and October 1st of each year–is based primarily on a percentage of the discounted future value of our oil and natural gas reserves. We or the lenders may request a one-time special redetermination of the borrowing base between each scheduled redetermination. In addition, we may request a redetermination following the completion of an acquisition that meets the requirements set forth in the Unit credit agreement. Effective September 26, 2019, our borrowing base was reduced from $425.0 million to $275.0 million.

Effective January 17, 2020, our elected commitment amount and borrowing base were reduced to $200.0 million.

At our election, any part of the outstanding debt under the Unit credit agreement may be fixed at a London Interbank Offered Rate (LIBOR). LIBOR interest is computed as the sum of the LIBOR base for the applicable term plus 1.50% to 2.50% depending on the level of debt as a percentage of the borrowing base and is payable at the end of each term, or every 90 days,

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

As of December 31, 2019, we were in compliance with these covenants.

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

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. The agreement also contains several customary covenants that restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, sign sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, sign hedging arrangements, and acquire or dispose of assets. As of December 31, 2019, Superior complied with these covenants.

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

We may redeem all or, from time to time, a part of the Notes at certain redemption prices, plus accrued and unpaid interest. If a “change of control” occurs, subject to certain conditions, we must offer to repurchase from each holder all or any part of that holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the date of purchase. The 2011 Indenture contains customary events of default. The 2011 Indenture also contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness; pay dividends on our capital stock or redeem capital stock or subordinated indebtedness; transfer or sell assets; make investments; incur liens; enter into transactions with our affiliates; and merge or consolidate with other companies. We were in compliance with all covenants of the Notes as of December 31, 2019.

If an event of default occurs under the Unit credit agreement that accelerates the maturity of at least $25.0 million of borrowings, then it will cause a default under the 2011 Indenture which may in turn accelerate the maturity of the Notes.

On November 5, 2019, we filed with the SEC a registration statement on Form S-4 (the Registration Statement) with respect to an offer to exchange (the Exchange Offer) any and all of our existing Notes for the New Notes, on the terms and conditions in the Registration Statement, and the related consent solicitation. The Registration Statement is not yet effective.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

	2019	2018
	(In thousands)
ARO liability	$66,627	$64,208
Workers’ compensation	11,510	12,738
Finance lease obligations	7,379	11,380
Contract liability	7,061	9,881
Separation benefit plans	10,122	8,814
Deferred compensation plan	6,180	5,132
Gas balancing liability	3,838	3,331
	112,717	115,484
Less current portion	17,376	14,250
Total other long-term liabilities	$95,341	$101,234

Estimated annual principal payments under the terms of debt and other long-term liabilities from 2020 through 2024 are $125.6 million, $659.3 million, $45.1 million, $19.5 million, and $2.0 million, respectively.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 9 – ASSET RETIREMENT OBLIGATIONS

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

The following table shows certain information about our AROs for the periods indicated:

	2019	2018
	(In thousands)
ARO liability, January 1:	$64,208	$69,444
Accretion of discount	2,343	2,393
Liability incurred	4,373	2,632
Liability settled	(3,261)	(4,493)
Liability sold	(2,953)	(281)
Revision of estimates (1)	1,917	(5,487)
ARO liability, December 31:	66,627	64,208
Less current portion	2,920	1,437
Total long-term ARO liability	$63,707	$62,771
_________________________
1.Plugging liability estimates were revised in both 2019 and 2018 for updates in the cost of services used to plug wells over the preceding year. We had various upward and downward adjustments and changes in estimated timing of cash flows.

NOTE 10 – INCOME TAXES

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

During the third quarter of 2019, we recognized a goodwill impairment charge of $62.8 million. Approximately $50.3 million of this amount was not deductible for income taxes resulting in a reduction of our effective tax rate and reduction of our income tax benefit of approximately $12.3 million for 2019.

A reconciliation of income tax expense (benefit), computed by applying the federal statutory rate to pre-tax income (loss) to our effective income tax expense (benefit) is as follows:

	2019	2018	2017
	(In thousands)
Income tax expense (benefit) computed by applying the statutory rate	$(144,092)	$(11,290)	$21,059
State income tax expense (benefit), net of federal benefit	(21,733)	(1,882)	1,655
Deferred tax liability revaluation (1)	—	—	(81,307)
Restricted stock shortfall	347	424	1,867
Non-controlling interest in Superior	(11)	(1,138)	—
Goodwill impairment	12,346	—	—
Valuation allowance	19,654	—	—
Statutory depletion and other	1,163	(110)	(952)
Income tax benefit	$(132,326)	$(13,996)	$(57,678)
__________________________
1.In 2017, the revaluation from the Tax Act.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
For the periods indicated, the total provision for income taxes consisted of the following:

	2019	2018	2017
	(In thousands)
Current taxes:
Federal	$(918)	$(1,835)	$—
State	(363)	(1,296)	5
	(1,281)	(3,131)	5
Deferred taxes:
Federal	(108,440)	(8,741)	(62,788)
State	(22,605)	(2,124)	5,105
	(131,045)	(10,865)	(57,683)
Total provision	$(132,326)	$(13,996)	$(57,678)

Deferred tax assets and liabilities are comprised of the following at December 31:

	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$31,822	$27,953
Net operating loss carryforward	246,927	152,112
Alternative minimum tax and research and development tax credit carryforward	2,656	3,574
	281,405	183,639
Deferred tax liability:
Depreciation, depletion, amortization, and impairment	(226,034)	(291,542)
Investment in Superior	(49,430)	(36,845)
Net deferred tax asset (liability)	5,941	(144,748)
Valuation allowance	(19,654)	—
Current deferred tax asset	—	—
Non-current—deferred tax liability	$(13,713)	$(144,748)

A valuation allowance is established to reduce deferred tax assets if it is determined that it is more likely than not that the related tax benefit will not be realized. On a quarterly basis, management evaluates the need for and adequacy of valuation allowances based on the expected realizability of the deferred tax assets and adjusts the amount of such allowances, if necessary. To the extent a valuation allowance is established or is increased or decreased during a period, there is a corresponding expense or reduction of expense within the tax provision in the consolidated statement of operations.

During the year ended December 31, 2019, in evaluating whether it was more likely than not that the company's deferred tax assets were realizable through future net income, we considered all available positive and negative evidence, including (i) our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition, (ii) our ability to recover net operating loss carryforward deferred tax assets in future years, (iii) the existence of significant proved oil, NGL and natural gas reserves, (iv) future revenue and operating cost projections that indicate the company will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures and (vii) current market prices for oil, NGL and natural gas. Based on all the evidence available, we determined it was more likely than not that the deferred tax asset for net operating loss carryforwards were not fully realizable. As of December 31, 2019, a total valuation allowance of $19.7 million has been recorded.

We file income tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before 2016 or state income tax examinations by state taxing authorities for years before 2015. At December 31, 2019, we have expected federal net operating loss carryforwards of approximately $980.8 million of which $584.2 million will expire from 2021 to 2037.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 11 – EMPLOYEE BENEFIT PLANS

Under our 401(k) Employee Thrift Plan, employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the plan. We may match each employee’s contribution, up to a specified maximum, in full or on a partial basis. We made discretionary contributions under the plan of 310,797, 184,203, and 155,822 shares of common stock and recognized expense of $5.2 million, $5.1 million, and $4.4 million in 2019, 2018, and 2017, respectively. In 2020, the contribution under the plan for 2019 was made in cash instead of shares of common stock.

We provide a salary deferral plan for our executives (Deferral Plan) which allows participants to defer the recognition of salary for income tax purposes until actual distribution of benefits which occurs at either termination of employment, death or certain defined unforeseeable emergency hardships. The liability recorded under the Deferral Plan at December 31, 2019 and 2018 was $6.2 million and $5.1 million, respectively. We recognized payroll expense and recorded a liability at the time of deferral.

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

On December 31, 2008, we amended all three Plans to be in compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The key amendments to the Plans address, among other things, when distributions may be made, the timing of payments, and the circumstances under which employees become eligible to receive benefits. On December 8, 2015, we amended the Plans to change the calculation for determining the payouts at the time of a Separation of Service under the Plans. None of the amendments materially increase the benefits, grants or awards issuable under the Plans. We recognized expense of $3.8 million, $3.6 million, and $2.7 million in 2019, 2018, and 2017, respectively, for benefits associated with anticipated payments from these separation plans.

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

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

Unit Petroleum Company served as the general partner of 13 oil and gas limited partnerships (the employee partnerships) which were formed to allow certain of our qualified employees and our directors to participate in Unit Petroleum’s oil and gas exploration and production operations. Employee partnerships were formed for each year beginning with 1984 and ending with 2011. Previously, there were three non-employee partnerships, one that was formed in 1984 and two formed in 1986

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(investments by third parties). Effective December 31, 2014, the 1984 partnership was dissolved and effective December 31, 2016, the two 1986 partnerships were also dissolved. The partnerships were terminated in the second quarter of 2019 with an effective date of January 1, 2019 at a repurchase cost of $0.6 million, net of Unit's interest.

Amounts received in the years ended December 31, from both public and private Partnerships for which Unit was a general partner are as follows:

	2019	2018	2017
	(In thousands)
Well supervision and other fees	$1	$158	$172
General and administrative expense reimbursement	—	—	—

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

One of our directors, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in several states. The company in the ordinary course of business, paid royalties or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, in some cases, as lessee, with respect to certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled approximately $0.4 million, $0.9 million, and $0.7 million during 2019, 2018, and 2017, respectively.

Our Audit Committee and the board, in accordance with our related party transaction policy, have determined that these arrangements are in the best interest of the company.

NOTE 13 – STOCK-BASED COMPENSATION

For restricted stock awards, we had:

	2019	2018	2017
	(In millions)
Recognized stock compensation expense	$12.8	$17.8	$13.3
Capitalized stock compensation cost for our oil and natural gas properties	2.4	2.1	1.8
Tax benefit on stock based compensation	3.1	4.4	5.0
The remaining unrecognized compensation cost related to unvested awards at December 31, 2019 is approximately $13.1 million of which $1.9 million is anticipated to be capitalized. The weighted average period of time over which this cost will be recognized is 0.7 of a year.

The Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the amended plan) allows us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) and to non-employee directors. A total of 7,230,000 shares of the company's common stock is authorized for issuance to eligible participants under the amended plan with 2.0 million shares being the maximum number of shares that can be issued as “incentive stock options.” Awards under this plan may be granted in any one or a combination of the following:

•incentive stock options under Section 422 of the Internal Revenue Code;
•non-qualified stock options;
•performance shares;
•performance units;
•restricted stock;
•restricted stock units;
•stock appreciation rights;

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

SARs

In 2017, all of the remaining SARs were forfeited. There were no SARs granted or vested during 2019, 2018, or 2017. The SARs expired after 10 years from the date of the grant, and there were no outstanding shares at December 31, 2019.

Restricted Stock

Activity pertaining to restricted stock awards granted under the amended plan is as follows:

Employees	Number of Time Vested Shares	Number of Performance Vested Shares	Total Number of Shares	Weighted Average Price
Nonvested at January 1, 2017	929,737	372,128	1,301,865	$23.32
Granted	485,799	173,373	659,172	26.07
Vested	(455,570)	(62,119)	(517,689)	29.87
Forfeited	(44,408)	(34,953)	(79,361)	38.87
Nonvested at December 31, 2017	915,558	448,429	1,363,987	21.25
Granted	844,498	390,445	1,234,943	20.52
Vested	(470,171)	(209,643)	(679,814)	24.30
Forfeited	(21,002)	(21,106)	(42,108)	19.80
Nonvested at December 31, 2018	1,268,883	608,125	1,877,008	19.70
Granted	927,173	500,256	1,427,429	16.09
Vested	(570,107)	(233,835)	(803,942)	15.56
Forfeited	(98,301)	(33,172)	(131,473)	19.36
Nonvested at December 31, 2019	1,527,648	841,374	2,369,022	$18.95

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Non-Employee Directors	Number of Shares	Weighted Average Price
Nonvested at January 1, 2017	111,816	$17.21
Granted	49,104	17.92
Vested	(43,206)	21.24
Forfeited	—	—
Nonvested at December 31, 2017	117,714	$16.03
Granted	44,312	19.86
Vested	(54,981)	17.08
Forfeited	—	—
Nonvested at December 31, 2018	107,045	$17.07
Granted	72,784	12.09
Vested	(61,141)	15.49
Forfeited	—	—
Nonvested at December 31, 2019	118,688	$14.83

The time vested restricted stock awards granted are being recognized over a three year vesting period. Each year, there were two different performance vested restricted stock awards granted to certain executive officers. The first will cliff vest three years from the grant date based on the company's achievement of certain stock performance measures at the end of the term and will range from 0% to 200% of the restricted shares granted as performance shares. The second will vest, one-third each year, over a three year vesting period based on the company's achievement of cash flow to total assets (CFTA) performance measurement each year and will range from 0% to 200%. Based on a probability assessment of the selected performance criteria at December 31, 2019, the participants are estimated to receive 3% of the 2019, 45% of the 2018, and 0% of the 2017 performance based shares. The CFTA performance measurement at December 31, 2019 for the one-third vesting in 2019 was assessed to vest at 100%. The CFTA performance measurement for future years was assessed to vest at target or 100%.

The fair value of the restricted stock granted in 2019, 2018, and 2017 at the grant date was $22.6 million, $24.7 million, and $17.4 million, respectively. The aggregate intrinsic value of the 865,083 shares of restricted stock that vested in 2019 on their vesting date was $11.9 million. The aggregate intrinsic value of the 2,487,710 shares of restricted stock outstanding subject to vesting at December 31, 2019 was $1.7 million with a weighted average remaining life of 1.0 of a year.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Activity pertaining to the Directors’ Plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	108,500	$52.56
Granted	—	—
Exercised	—	—
Forfeited	(21,000)	57.63
Outstanding at December 31, 2017	87,500	51.34
Granted	—	—
Exercised	—	—
Forfeited	(21,000)	73.26
Outstanding at December 31, 2018	66,500	44.42
Granted	—	—
Exercised	—	—
Forfeited	(24,500)	37.31
Outstanding at December 31, 2019	42,000	$48.56

	Outstanding and Exercisable Options at December 31, 2019
Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$41.21	17,500	0.3 years	$41.21
$53.81	24,500	1.3 years	$53.81

There was no aggregate intrinsic value of the shares outstanding subject to options at December 31, 2019. The remaining weighted average remaining contractual term is 0.9 years.

NOTE 14 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions. As of December 31, 2019, our derivative transactions consisted of the following types of hedges:

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

At December 31, 2019, the following non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan'20 - Dec'20	Natural gas - basis swap	30,000 MMBtu/day	$(0.275)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - basis swap	20,000 MMBtu/day	$(0.455)	PEPL
Jan'21 - Dec'21	Natural gas - basis swap	30,000 MMBtu/day	$(0.215)	NGPL TEXOK
Jan'20 - Dec'20	Natural gas - three-way collar	30,000 MMBtu/day	$2.50 - $2.20 - $2.80	IF - NYMEX (HH)

The following tables present the fair values and locations of the derivative transactions recorded in our Consolidated Balance Sheets at December 31:

		Derivative Assets Fair Value
	Balance Sheet Location	2019	2018
		(In thousands)
Commodity derivatives:
Current	Current derivative assets	$633	$12,870
Long-term	Non-current derivative assets	—	—
Total derivative assets		$633	$12,870

		Derivative Liabilities Fair Value
	Balance Sheet Location	2019	2018
		(In thousands)
Commodity derivatives:
Current	Current derivative liabilities	$—	$—
Long-term	Non-current derivative liabilities	27	293
Total derivative liabilities		$27	$293

If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty in our Consolidated Balance Sheets.

Effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31:

Derivatives Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2019	2018
		(In thousands)
Commodity derivatives	Gain (loss) on derivatives (1)	$4,225	$(3,184)
Total		$4,225	$(3,184)
_________________________
1.Amounts settled during the periods are a gain of $16,196 and a loss of $22,803, respectively.

NOTE 15 – FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants (in either case, an exit price). To estimate an exit price, a three-level

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

The inputs available determine the valuation technique we use to measure the fair values of our financial instruments.

The following tables set forth our recurring fair value measurements:

	December 31, 2019
	Level 2	Level 3	Effect of Netting	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$177	$1,204	$(748)	$633
Liabilities	(775)	—	748	(27)
	$(598)	$1,204	$—	$606

	December 31, 2018
	Level 2	Level 3	Effect of Netting	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivatives:
Assets	$3,225	$10,964	$(1,319)	$12,870
Liabilities	(1,278)	(334)	1,319	(293)
	$1,947	$10,630	$—	$12,577

All of our counterparties are subject to master netting arrangements. If a legal right of set-off exists, we net the value of the derivative transactions we have with the same counterparty. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of December 31, 2019.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following tables are reconciliations of our level 3 fair value measurements:

	Net Derivatives
	For the Year Ended,
	December 31, 2019	December 31, 2018
	(In thousands)
Beginning of period	$10,630	$(206)
Total gains or losses:
Included in earnings	(1,494)	4,159
Settlements	(7,932)	6,677
End of period	$1,204	$10,630
Total gains (losses) for the period included in earnings attributable to the change in unrealized loss relating to assets still held at end of period	$(9,426)	$10,836

The following table provides quantitative information about our Level 3 unobservable inputs at December 31, 2019:

Commodity (1)	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Natural gas three-way collar	$1,204	Discounted cash flow	Forward commodity price curve	$0.00 - $0.39
 _________________________
1.The commodity contracts detailed in this category include non-exchange-traded natural gas three-way collars that are valued based on NYMEX. The forward pricing range represents the low and high price expected to be received within the settlement period.

Based on our valuation at December 31, 2019, we determined that the non-performance risk with regard to our counterparties was immaterial.

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

At December 31, 2019, the carrying values on the consolidated balance sheets for cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and also considering the risk of our non-performance, long-term debt under our credit agreements at December 31, 2019 would approximate its fair value. This debt would be classified as Level 2.

The carrying amounts of long-term debt, net of unamortized discount and debt issuance costs, associated with the Notes reported in the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018 were $646.7 million and $644.5 million, respectively. We estimate the fair value of these Notes using quoted marked prices at December 31, 2019 and December 31, 2018 were $357.5 million and $600.5 million, respectively. These Notes would be classified as Level 2.

Fair Value of Non-Financial Instruments

The initial measurement of AROs at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property, plant, and equipment. Significant Level 3 inputs used in the calculation of AROs include plugging costs and remaining reserve lives. A reconciliation of the company’s AROs is presented in Note 9 – Asset Retirement Obligations.

Non-recurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets and goodwill. During 2018 and 2019, we recorded non-cash impairment charges discussed further in Note 3 – Summary

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Of Significant Accounting Policies. The valuation of these assets requires the use of significant unobservable inputs classified as Level 3.

NOTE 16 – LEASES

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

Operating Leases under ASC 842

Adoption of Accounting Standards Codification (ASC) Topic 842, “Leases." We adopted Topic 842 on January 1, 2019, using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods.

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

Related to our oil and natural gas segment, our short-term lease costs include those that are recognized in profit or loss during the period and those that are capitalized as part of the cost of another asset in accordance with other U.S. GAAP. As the costs related to our drilling and production activities are reflected at our net ownership consistent with the principals of proportional consolidation, and lease commitments are generally considered gross as the operator, the costs may not reasonably reflect the company’s short-term lease commitments. As of December 31, 2019, we had an average working interest of 95% in our operated properties.

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

Adoption. Adoption of Topic 842 resulted in new operating lease assets and lease liabilities on our Consolidated Balance Sheet of $3.7 million and $3.5 million, respectively, as of January 1, 2019, which represents noncash operating activity. The immaterial difference between the lease assets and lease liabilities was recorded as an adjustment to the beginning balance of retained earnings, which represents the cumulative impact of adopting the standard. Our accounting for finance leases remained substantially unchanged.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

The following table shows supplemental cash flow information related to leases for the year ended December 31, 2019:

Amount
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,034
Financing cash flows for finance leases	4,001
Lease liabilities recognized in exchange for new operating lease right of use assets	5

The following table shows information about our lease assets and liabilities included in our Consolidated Balance Sheet as of December 31, 2019:

	Classification on the Consolidated Balance Sheet	December 31, 2019
		(In thousands)
Assets
Operating right of use assets	Right of use assets	$5,673
Finance right of use assets	Property, plant, and equipment, net	17,396
Total right of use assets		$23,069

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$3,430
Finance lease liabilities	Current portion of other long-term liabilities	4,164
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	2,071
Finance lease liabilities	Other long-term liabilities	3,215
Total lease liabilities		$12,880

The following table shows certain information related to the lease costs for our finance and operating leases for the year indicated:

2019

Components of total lease cost:
Amortization of finance leased assets	$4,001
Interest on finance lease liabilities	382
Operating lease cost	4,034
Short-term lease cost (1)	38,868
Variable lease cost	351
Total lease cost	$47,636
_______________________
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $25.1 million.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table shows certain information related to the weighted average remaining lease terms and the weighted average discount rates for our operating and finance leases:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate (1)
	(In years)
Operating leases	1.9	6.13%
Finance leases	1.7	4.00%
_______________________
1.Our weighted average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table sets forth the maturity of our operating lease liabilities as of December 31, 2019:

Amount
(In thousands)
Ending January 1,
2021	$3,670
2022	1,614
2023	419
2024	73
2025	12
2026 and beyond	75
Total future payments	5,863
Less: Interest	362
Present value of future minimum operating lease payments	5,501
Less: Current portion	3,430
Total long-term operating lease payments	$2,071

Finance Leases

During 2014, our mid-stream segment entered into finance lease agreements for 20 compressors with initial terms of seven years. The underlying assets are included in gas gathering and processing equipment. The current portion of our finance lease obligations of $4.2 million is included in current portion of other long-term liabilities and the non-current portion of $3.2 million is included in other long-term liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2019. These finance leases are discounted using annual rates of 4.0%. Total maintenance and interest remaining related to these leases are $2.3 million and $0.3 million, respectively at December 31, 2019. Annual payments, net of maintenance and interest, average $4.4 million annually through 2021. At the end of the term, our mid-stream segment has the option to purchase the assets at 10% of the fair market value of the assets at that time.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Future payments required under the finance leases at December 31, 2019 are as follows:

Amount
Ending January 1,	(In thousands)
2021	$6,194
2022	3,774
Total future payments	9,968
Less payments related to:
Maintenance	2,336
Interest	253
Present value of future minimum payments	7,379
Less: Current portion	4,164
Total long-term finance lease payments	$3,215

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The employee oil and gas limited partnerships required, on the election of a limited partner, that we repurchase the limited partner’s interest at amounts to be determined by appraisal in the future. These repurchases in any one year were limited to 20% of the units outstanding. The partnerships were terminated in the second quarter of 2019 with an effective date of January 1, 2019 at a repurchase cost of $0.6 million, net of Unit's interest.

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

During the second quarter of 2018, as part of the Superior transaction, we entered into a contractual obligation that commits us to spend $150.0 million to drill wells in the Granite Wash/Buffalo Wallow area over three years starting January 1, 2019. This amount is included in our future drilling plans. For each dollar of the $150.0 million that we do not spend (over the three-year period), we would forgo receiving $0.58 of future distributions from our 50% ownership interest in our consolidated mid-stream subsidiary. At December 31, 2019, if we elected not to drill or spend any additional money in the designated area before December 31, 2021, the maximum amount we could forgo from distributions would be $72.7 million. Total spent towards the $150.0 million as of December 31, 2019 was $24.7 million.

For 2019, we have committed to purchase approximately $0.9 million of new pipe and equipment. We have firm transportation commitments to transport our natural gas from various systems for approximately $2.8 million over the next twelve months and $0.7 million for the two years thereafter.

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

NOTE 18 – VARIABLE INTEREST ENTITY ARRANGEMENTS

On April 3, 2018 we sold 50% of the ownership interest in Superior. The 50% interest in Superior we sold was acquired by SP Investor Holdings, LLC, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager. Superior will be governed and managed under the Amended and Restated

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Limited Liability Company Agreement and the MSA. The MSA is between our affiliate, SPC Midstream Operating, L.L.C. (the Operator) and Superior. The Operator is owned 100% by Unit Corporation. Under the guidance in ASC 810, Consolidation, we have determined that Superior is a VIE. The two variable interests applicable to Unit include the 50% equity investment in Superior and the MSA. The MSA houses the power to direct the activities that most significantly impact Superior's operating performance. The MSA is a separate variable interest. Unit through the MSA has the power to direct Superior’s most significant activities; reciprocally the equity investors lack the power to direct the activities that most significantly impact the entity’s economic performance. Because of this, Unit is considered the primary beneficiary. There have been no changes to the primary beneficiary as of December 31, 2019.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The carrying value of Superior's assets and liabilities, after eliminations of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Current assets:
Cash and cash equivalents	$—	$5,841
Accounts receivable	21,073	33,207
Prepaid expenses and other	7,686	1,049
Total current assets	28,759	40,097
Property and equipment:
Gas gathering and processing equipment	824,699	767,388
Transportation equipment	3,390	3,086
	828,089	770,474
Less accumulated depreciation, depletion, amortization, and impairment	407,144	364,740
Net property and equipment	420,945	405,734
Right of use assets	3,948	—
Other assets	9,442	17,551
Total assets	$463,094	$463,382

Current liabilities:
Accounts payable	$18,511	$32,214
Accrued liabilities	4,198	3,688
Current operating lease liability	2,407	—
Current portion of other long-term liabilities	7,060	6,875
Total current liabilities	32,176	42,777
Long-term debt less debt issuance costs	16,500	—
Operating lease liability	1,404	—
Other long-term liabilities	8,126	14,687
Total liabilities	$58,206	$57,464

NOTE 19 – EQUITY

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 20 – INDUSTRY SEGMENT INFORMATION

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table provides certain information about the operations of each of our segments:

	Year Ended December 31, 2019
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$325,797	$—	$—	$—	$—	$325,797
Contract drilling	—	184,192	—	—	(15,809)	168,383
Gas gathering and processing	—	—	227,939	—	(47,485)	180,454
Total revenues	325,797	184,192	227,939	—	(63,294)	674,634
Expenses:
Operating costs:
Oil and natural gas	140,026	—	—	—	(4,902)	135,124
Contract drilling	—	130,188	—	—	(14,190)	115,998
Gas gathering and processing	—	—	176,189	—	(42,583)	133,606
Total operating costs	140,026	130,188	176,189	—	(61,675)	384,728
Depreciation, depletion, and amortization	168,651	51,552	47,663	7,707	—	275,573
Impairments (2)	559,867	62,809	3,040	—	—	625,716
Total expenses	868,544	244,549	226,892	7,707	(61,675)	1,286,017
General and administrative	—	—	—	38,246	—	38,246
(Gain) loss on disposition of assets	(199)	3,872	(160)	(11)	—	3,502
Income (loss) from operations	(542,548)	(64,229)	1,207	(45,942)	(1,619)	(653,131)
Gain on derivatives	—	—	—	4,225	—	4,225
Interest expense, net	—	—	(1,546)	(35,466)	—	(37,012)
Other	(481)	(605)	827	23	—	(236)
Income (loss) before income taxes	$(543,029)	$(64,834)	$488	$(77,160)	$(1,619)	$(686,154)

Identifiable assets:
Oil and natural gas (3)	$851,662	$—	$—	$—	$(4,264)	$847,398
Contract drilling	—	708,510	—	—	(42)	708,468
Gas gathering and processing	—	—	463,699	—	(4,255)	459,444
Total identifiable assets (4)	851,662	708,510	463,699	—	(8,561)	2,015,310
Corporate land and building	—	—	—	54,155	—	54,155
Other corporate assets (5)	—	—	—	23,092	(2,505)	20,587
Total assets	$851,662	$708,510	$463,699	$77,247	$(11,066)	$2,090,052

Capital expenditures:	$268,622	$40,636	$64,438	$673	$—	$374,369
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.
2.We incurred non-cash ceiling test write-down of our oil and natural gas properties of $559.4 million pre-tax ($422.4 million, net of tax). We also recognized goodwill impairment charges of $62.8 million pre-tax ($59.8 million, net of tax).
3.Oil and natural gas assets include oil and natural gas properties, saltwater disposal systems, and other non-full cost pool assets.
4.Identifiable assets are those used in Unit’s operations in each industry segment.
5.Other corporate assets are principally cash and cash equivalents, short-term investments, transportation equipment, furniture, and equipment.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended December 31, 2018
	Oil and Natural Gas	Contract Drilling	Mid-stream	Other	Eliminations	Total Consolidated
	(In thousands)
Revenues:
Oil and natural gas	$423,059	$—	$—	$—	$—	$423,059
Contract drilling	—	218,982	—	—	(22,490)	196,492
Gas gathering and processing	—	—	312,417	—	(88,687)	223,730
Total revenues (1)	423,059	218,982	312,417	—	(111,177)	843,281
Expenses:
Operating costs:
Oil and natural gas	136,870	—	—	—	(5,195)	131,675
Contract drilling	—	150,834	—	—	(19,449)	131,385
Gas gathering and processing	—	—	251,328	—	(83,492)	167,836
Total operating costs	136,870	150,834	251,328	—	(108,136)	430,896
Depreciation, depletion and amortization	133,584	57,508	44,834	7,679	—	243,605
Impairments (2)	—	147,884	—	—	—	147,884
Total expenses	270,454	356,226	296,162	7,679	(108,136)	822,385
General and administrative	—	—	—	38,707	—	38,707
Gain on disposition of assets	(139)	(425)	(110)	(30)	—	(704)
Income (loss) from operations	152,744	(136,819)	16,365	(46,356)	(3,041)	(17,107)
Loss on derivatives	—	—	—	(3,184)	—	(3,184)
Interest expense, net	—	—	(1,214)	(32,280)	—	(33,494)
Other	—	—	—	22	—	22
Income (loss) before income taxes	$152,744	$(136,819)	$15,151	$(81,798)	$(3,041)	$(53,763)

Identifiable assets:
Oil and natural gas (3)	$1,357,779	$—	$—	$—	$(6,949)	$1,350,830
Contract drilling	—	806,696	—	—	(85)	806,611
Gas gathering and processing	—	—	466,851	—	(5,023)	461,828
Total identifiable assets (4)	1,357,779	806,696	466,851	—	(12,057)	2,619,269
Corporate land and building	—	—	—	55,505	—	55,505
Other corporate assets (5)	—	—	—	25,566	(2,287)	23,279
Total assets	$1,357,779	$806,696	$466,851	$81,071	$(14,344)	$2,698,053

Capital expenditures:	$367,335	$75,510	$44,810	$1,125	$—	$488,780
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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 21 – SELECTED QUARTERLY FINANCIAL INFORMATION

Summarized unaudited quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30		December 31
	(In thousands except per share amounts)
2018
Revenues	$205,132	$203,303	$220,058		$214,788
Gross income (loss) (1)	$38,833	$40,915	$49,216		$(108,068)
Net income (loss) attributable to Unit Corporation	$7,865	$5,788	$18,899		$(77,840)	(2)
Net income (loss) attributable to Unit Corporation per common share:
Basic	$0.15	$0.11	$0.36		$(1.49)
Diluted	$0.15	$0.11	$0.36		$(1.49)
2019
Revenues (3)	$189,691	$165,146	$155,439		$164,358
Gross income (loss) (1)	$24,095	$813	$(242,308)		$(393,983)
Net loss attributable to Unit Corporation	$(3,504)	$(8,509)	$(206,886)	(4)	$(334,980)	(5)
Net loss attributable to Unit Corporation per common share:
Basic	$(0.07)	$(0.16)	$(3.91)		$(6.33)
Diluted	$(0.07)	$(0.16)	$(3.91)		$(6.33)
_________________________
1.Gross income (loss) excludes general and administrative expense, interest expense, (gain) loss on disposition of assets, gain (loss) on derivatives, income taxes, and other income (loss).
2.In the fourth quarter of 2018, we recorded an impairment for contract drilling equipment that included a $147.9 million pre-tax write-down for 41 drilling rigs and other drilling equipment.
3.In 2019, revenues dropped significantly each quarter due to lower commodity prices, production, and drilling rig utilization.
4.During the third quarter of 2019, we recorded a non-cash ceiling test write-down of $169.3 million pre-tax ($127.9 million, net of tax). We also recognized goodwill impairment charges of $62.8 million, pre-tax ($59.8 million, net of tax).
5.During the fourth quarter of 2019, we recorded a non-cash ceiling test write-down of $390.1 million pre-tax ($294.5 million, net of tax).

NOTE 22 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have no significant assets or operations other than our investments in our subsidiaries. Our wholly owned subsidiaries are the guarantors of our Notes. On April 3, 2018, we sold 50% of the ownership interest in our mid-stream segment, Superior and that company and its subsidiaries are no longer guarantors of the Notes. Instead of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC's Regulation S-X.

For purposes of the following footnote:

•we are referred to as "Parent",
•the direct subsidiaries are 100% owned by the Parent and the guarantee is full and unconditional and joint and several and referred to as "Combined Guarantor Subsidiaries", and
•Superior and its subsidiaries and the Operator are referred to as "Non-Guarantor Subsidiaries."

The following supplemental condensed consolidating financial information reflects the Parent's separate accounts, the combined accounts of the Combined Guarantor Subsidiaries', the combined accounts of the Non-Guarantor Subsidiaries', the combined consolidating adjustments and eliminations, and the Parent's consolidated amounts for the periods indicated.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Condensed Consolidating Balance Sheets

	December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$503	$68	$—	$—	$571
Accounts receivable, net of allowance for doubtful accounts of $2,332 (Guarantor of $1,116 and Parent of $1,216)	2,645	64,805	24,653	(9,447)	82,656
Materials and supplies	—	449	—	—	449
Current derivative asset	633	—	—	—	633
Current income tax receivable	1,756	—	—	—	1,756
Assets held for sale	—	5,908	—	—	5,908
Prepaid expenses and other	2,019	3,373	7,686	—	13,078
Total current assets	7,556	74,603	32,339	(9,447)	105,051
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	—	6,341,582	—	—	6,341,582
Unproved properties not being amortized	—	252,874	—	—	252,874
Drilling equipment	—	1,295,713	—	—	1,295,713
Gas gathering and processing equipment	—	—	824,699	—	824,699
Saltwater disposal systems	—	69,692	—	—	69,692
Corporate land and building	—	59,080	—	—	59,080
Transportation equipment	9,712	16,621	3,390	—	29,723
Other	28,927	29,065	—	—	57,992
	38,639	8,064,627	828,089	—	8,931,355
Less accumulated depreciation, depletion, amortization, and impairment	33,794	6,537,731	407,144	—	6,978,669
Net property and equipment	4,845	1,526,896	420,945	—	1,952,686
Intercompany receivable	1,048,785	—	—	(1,048,785)	—
Investments	865,252	—	—	(865,252)	—
Right of use asset	46	1,733	3,948	(54)	5,673
Other assets	8,107	9,094	9,441	—	26,642
Total assets	$1,934,591	$1,612,326	$466,673	$(1,923,538)	$2,090,052

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,259	$61,002	$18,511	$(7,291)	$84,481
Accrued liabilities	28,003	14,024	6,691	(2,156)	46,562
Current operating lease liability	20	1,009	2,407	(6)	3,430
Current portion of long-term debt	108,200	—	—	—	108,200
Current portion of other long-term liabilities	3,003	7,313	7,060	—	17,376
Total current liabilities	151,485	83,348	34,669	(9,453)	260,049
Intercompany debt	—	1,047,599	1,186	(1,048,785)	—
Long-term debt less debt issuance costs	646,716	—	16,500	—	663,216
Non-current derivative liabilities	27	—	—	—	27
Operating lease liability	25	690	1,404	(48)	2,071
Other long-term liabilities	12,553	74,662	8,126	—	95,341
Deferred income taxes	68,150	(54,437)	—	—	13,713
Total shareholders' equity	1,055,635	460,464	404,788	(865,252)	1,055,635
Total liabilities and shareholders’ equity	$1,934,591	$1,612,326	$466,673	$(1,923,538)	$2,090,052

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$403	$208	$5,841	$—	$6,452
Accounts receivable, net of allowance for doubtful accounts of $2,531 (Guarantor of $1,326 and Parent of $1,205)	2,328	94,737	36,676	(14,344)	119,397
Materials and supplies	—	473	—	—	473
Current derivative asset	12,870	—	—	—	12,870
Current income tax receivable	243	1,811	—	—	2,054
Assets held for sale	—	22,511	—	—	22,511
Prepaid expenses and other	1,993	3,560	1,049	—	6,602
Total current assets	17,837	123,300	43,566	(14,344)	170,359
Property and equipment:
Oil and natural gas properties on the full cost method:
Proved properties	—	6,018,568	—	—	6,018,568
Unproved properties not being amortized	—	330,216	—	—	330,216
Drilling equipment	—	1,284,419	—	—	1,284,419
Gas gathering and processing equipment	—	—	767,388	—	767,388
Saltwater disposal systems	—	68,339	—	—	68,339
Corporate land and building	—	59,081	—	—	59,081
Transportation equipment	9,273	17,165	3,086	—	29,524
Other	28,584	28,923	—	—	57,507
	37,857	7,806,711	770,474	—	8,615,042
Less accumulated depreciation, depletion, amortization, and impairment	27,504	5,790,481	364,741	—	6,182,726
Net property and equipment	10,353	2,016,230	405,733	—	2,432,316
Intercompany receivable	950,871	—	—	(950,871)	—
Goodwill	—	62,808	—	—	62,808
Investments	1,362,526	—	—	(1,362,526)	—
Other assets	8,225	6,793	17,552	—	32,570
Total assets	$2,349,812	$2,209,131	$466,851	$(2,327,741)	$2,698,053

	December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,466	$122,608	$32,215	$(12,603)	$151,686
Accrued liabilities	27,505	16,539	5,620	(1,741)	47,923
Current portion of other long-term liabilities	812	6,563	6,875	—	14,250
Total current liabilities	37,783	145,710	44,710	(14,344)	213,859
Intercompany debt	—	948,790	2,081	(950,871)	—
Long-term debt less debt issuance costs	644,475	—	—	—	644,475
Non-current derivative liabilities	293	—	—	—	293
Other long-term liabilities	12,834	73,713	14,687	—	101,234
Deferred income taxes	60,983	83,765	—	—	144,748
Total shareholders' equity	1,593,444	957,153	405,373	(1,362,526)	1,593,444
Total liabilities and shareholders’ equity	$2,349,812	$2,209,131	$466,851	$(2,327,741)	$2,698,053

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Condensed Consolidating Statements of Operations

	Year Ended December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$494,180	$227,939	$(47,485)	$674,634
Expenses:
Operating costs	—	256,024	176,189	(47,485)	384,728
Depreciation, depletion, and amortization	7,707	220,203	47,663	—	275,573
Impairments	—	622,676	3,040	—	625,716
General and administrative	—	38,246	—	—	38,246
(Gain) loss on disposition of assets	(11)	3,673	(160)	—	3,502
Total operating expenses	7,696	1,140,822	226,732	(47,485)	1,327,765
Income (loss) from operations	(7,696)	(646,642)	1,207	—	(653,131)
Interest, net	(35,466)	—	(1,546)	—	(37,012)
Gain on derivatives	4,225	—	—	—	4,225
Other	786	(1,086)	64	—	(236)
Loss before income taxes	(38,151)	(647,728)	(275)	—	(686,154)
Income tax expense (benefit)	7,238	(139,564)	—	—	(132,326)
Equity in net earnings from investment in subsidiaries, net of taxes	(508,439)	—	—	508,439	—
Net loss	(553,828)	(508,164)	(275)	508,439	(553,828)
Less: net income attributable to non-controlling interest	51	—	51	(51)	51
Net loss attributable to Unit Corporation	$(553,879)	$(508,164)	$(326)	$508,490	$(553,879)

	Year Ended December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$619,551	$312,417	$(88,687)	$843,281
Expenses:
Operating costs	—	268,255	251,328	(88,687)	430,896
Depreciation, depletion, and amortization	7,679	191,092	44,834	—	243,605
Impairments	—	147,884	—	—	147,884
General and administrative	—	36,083	2,624	—	38,707
Gain on disposition of assets	(30)	(564)	(110)	—	(704)
Total operating expenses	7,649	642,750	298,676	(88,687)	860,388
Income (loss) from operations	(7,649)	(23,199)	13,741	—	(17,107)
Interest, net	(32,280)	—	(1,214)	—	(33,494)
Loss on derivatives	(3,184)	—	—	—	(3,184)
Other	22	—	—	—	22
Income (loss) before income taxes	(43,091)	(23,199)	12,527	—	(53,763)
Income tax expense (benefit)	(11,962)	(4,064)	2,030	—	(13,996)
Equity in net earnings from investment in subsidiaries, net of taxes	(8,638)	—	—	(8,638)	—
Net income (loss)	(39,767)	(19,135)	10,497	(8,638)	(39,767)
Less: net income attributable to non-controlling interest	5,521	—	5,521	(5,521)	5,521
Net income (loss) attributable to Unit Corporation	$(45,288)	$(19,135)	$4,976	$(3,117)	$(45,288)

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Revenues	$—	$534,084	$277,049	$(71,493)	$739,640
Expenses:
Operating costs	—	258,132	220,613	(69,873)	408,872
Depreciation, depletion, and amortization	7,477	158,281	43,499	—	209,257
General and administrative	—	29,440	8,647	—	38,087
(Gain) loss on disposition of assets	(850)	548	(25)	—	(327)
Total operating expenses	6,627	446,401	272,734	(69,873)	655,889
Income (loss) from operations	(6,627)	87,683	4,315	(1,620)	83,751
Interest, net	(37,645)	—	(689)	—	(38,334)
Gain on derivatives	14,732	—	—	—	14,732
Other	21	—	—	—	21
Income (loss) before income taxes	(29,519)	87,683	3,626	(1,620)	60,170
Income tax benefit	(12,599)	(20,881)	(24,198)	—	(57,678)
Equity in net earnings from investment in subsidiaries, net of taxes	134,768	—	—	(134,768)	—
Net income	117,848	108,564	27,824	(136,388)	117,848
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Unit Corporation	$117,848	$108,564	$27,824	$(136,388)	$117,848

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net loss	$(553,828)	$(508,164)	$(275)	$508,439	$(553,828)
Other comprehensive loss, net of taxes:
Reclassification adjustment for write-down of securities, net of tax of ($47)	—	481	—	—	481
Comprehensive loss	(553,828)	(507,683)	(275)	508,439	(553,347)
Less: Comprehensive income attributable to non-controlling interests	51	—	51	(51)	51
Comprehensive loss attributable to Unit Corporation	$(553,879)	$(507,683)	$(326)	$508,490	$(553,398)

	Year Ended December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income (loss)	$(39,767)	$(19,135)	$10,497	$(8,638)	$(39,767)
Other comprehensive income, net of taxes:
Unrealized loss on securities, net of tax of ($181)	—	(557)	—	—	(557)
Comprehensive income	(39,767)	(19,692)	10,497	(8,638)	(40,324)
Less: Comprehensive income attributable to non-controlling interests	5,521	—	5,521	(5,521)	5,521
Comprehensive income (loss) attributable to Unit Corporation	$(45,288)	$(19,692)	$4,976	$(3,117)	$(45,845)

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net income	$117,848	$108,564	$27,824	$(136,388)	$117,848
Other comprehensive income, net of taxes:
Unrealized income on securities, net of tax of $39	—	63	—	—	63
Comprehensive income	117,848	108,627	27,824	(136,388)	117,911
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—
Comprehensive income attributable to Unit Corporation	$117,848	$108,627	$27,824	$(136,388)	$117,911

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(9,681)	$217,883	$48,856	$12,338	$269,396
INVESTING ACTIVITIES:
Capital expenditures	65	(355,258)	(51,472)	—	(406,665)
Producing property and other oil and natural gas acquisitions	—	(3,653)	—	—	(3,653)
Other acquisitions	—	—	(16,109)	—	(16,109)
Proceeds from disposition of property and equipment	11	31,153	700	—	31,864
Net cash provided by (used in) investing activities	76	(327,758)	(66,881)	—	(394,563)
FINANCING ACTIVITIES:
Borrowings under credit agreements	400,600	—	92,900	—	493,500
Payments under credit agreements	(292,400)	—	(76,400)	—	(368,800)
Intercompany borrowings (advances), net	(97,455)	109,735	58	(12,338)	—
Payments on finance leases	—	—	(4,001)	—	(4,001)
Employee taxes paid by withholding shares	(4,158)	—	—	—	(4,158)
Distributions to non-controlling interest	919	—	(1,837)	—	(918)
Bank overdrafts	2,199	—	1,464	—	3,663
Net cash provided by financing activities	9,705	109,735	12,184	(12,338)	119,286
Net increase in cash and cash equivalents	100	(140)	(5,841)	—	(5,881)
Cash and cash equivalents, beginning of period	403	208	5,841	—	6,452
Cash and cash equivalents, end of period	$503	$68	$—	$—	$571

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended December 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(310,120)	$324,696	$12,257	$325,914	$352,747
INVESTING ACTIVITIES:
Capital expenditures	236	(400,990)	(45,528)	—	(446,282)
Producing properties and other acquisitions	—	(29,970)	—	—	(29,970)
Proceeds from disposition of property and equipment	30	25,777	103	—	25,910
Net cash used in investing activities	266	(405,183)	(45,425)	—	(450,342)
FINANCING ACTIVITIES:
Borrowings under credit agreement	97,100	—	2,000	—	99,100
Payments under credit agreement	(275,100)	—	(2,000)	—	(277,100)
Intercompany borrowings (advances), net	202,558	80,504	(154,982)	(128,080)	—
Payments on finance leases	—	—	(3,843)	—	(3,843)
Proceeds from investments in non-controlling interest	300,000	—	197,042	(197,042)	300,000
Employee taxes paid by withholding shares	(4,988)	—	—	—	(4,988)
Transaction costs associated with sale of non-controlling interest	(2,503)	—	—	—	(2,503)
Bank overdrafts	(7,320)	—	—	—	(7,320)
Net cash provided by (used in) financing activities	309,747	80,504	39,009	(325,914)	103,346
Net increase in cash and cash equivalents	(107)	17	5,841	—	5,751
Cash and cash equivalents, beginning of period	510	191	—	—	701
Cash and cash equivalents, end of period	$403	$208	$5,841	$—	$6,452

	Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,458	$223,437	$43,193	$—	$270,088
INVESTING ACTIVITIES:
Capital expenditures	(3,594)	(233,254)	(18,705)	—	(255,553)
Producing properties and other acquisitions	—	(58,026)	—	—	(58,026)
Proceeds from disposition of property and equipment	964	20,674	75	—	21,713
Other	—	(1,500)	—	—	(1,500)
Net cash provided by (used in) investing activities	(2,630)	(272,106)	(18,630)	—	(293,366)
FINANCING ACTIVITIES:
Borrowings under credit agreement	343,900	—	—	—	343,900
Payments under credit agreement	(326,700)	—	—	—	(326,700)
Intercompany borrowings (advances), net	(27,615)	48,484	(20,869)	—	—
Payments on finance leases	—	—	(3,694)	—	(3,694)
Proceeds from common stock issued, net of issue costs	18,623	—	—	—	18,623
Employee taxes paid by withholding shares	(4,132)	—	—	—	(4,132)
Bank overdrafts	(4,911)	—	—	—	(4,911)
Net cash used in financing activities	(835)	48,484	(24,563)	—	23,086
Net increase in cash and cash equivalents	(7)	(185)	—	—	(192)
Cash and cash equivalents, beginning of period	517	376	—	—	893
Cash and cash equivalents, end of period	$510	$191	$—	$—	$701

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 23 – SUBSEQUENT EVENTS

On March 11, 2020, we entered into a Standstill and Amendment Agreement (Standstill Agreement) with the lenders and administrative agent party to the Unit credit agreement. The Standstill Agreement, among other things, provides that during the standstill period (as defined below), the administrative agent and lenders under the Unit credit agreement agree to temporarily standstill from making any final determination in connection with the pending scheduled redetermination of the borrowing base that was, under the Unit credit agreement, otherwise scheduled to be made on or about April 1, 2020, and from otherwise exercising certain of their respective rights and remedies under the Unit credit agreement. The standstill period will begin after the effective date of the Standstill Agreement and will continue until the earlier of: (i) the receipt by any credit party from the administrative agent of notice of the occurrence of any termination event and (ii) 3:00 p.m. central time on April 15, 2020. “Termination event” is defined under the Standstill Agreement to include the occurrence of any one or more of the following: (i) any representation or warranty made or deemed to have been made by any credit party under the Standstill Agreement being false, misleading or erroneous in any material respect when made or deemed to have been made, (ii) any credit party failing to perform, observe or comply with any covenant, agreement or term contained in the Standstill Agreement in any material respect or (iii) any default which is not cured within five (5) business days or event of default occurring under the Unit credit agreement. Under the Standstill Agreement, we are prevented from withdrawing more than an additional $15.0 million, in the aggregate, net of repayments, and we have agreed to make repayments using any excess cash, among certain other conditions.

SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)

Our oil and gas operations are substantially located in the United States. The capitalized costs at year end and costs incurred during the year were as follows:

	2019	2018	2017
	(In thousands)
Capitalized costs:
Proved properties	$6,341,582	$6,018,568	$5,712,813
Unproved properties	252,874	330,216	296,764
	6,594,456	6,348,784	6,009,577
Accumulated depreciation, depletion, amortization, and impairment	(5,846,177)	(5,124,257)	(4,996,696)
Net capitalized costs	$748,279	$1,224,527	$1,012,881
Cost incurred:
Unproved properties acquired	$34,668	$57,430	$47,029
Proved properties acquired	3,653	15,158	47,638
Exploration	16,480	15,907	14,811
Development	211,443	280,692	160,941
Asset retirement obligation	76	(7,629)	(3,613)
Total costs incurred	$266,320	$361,558	$266,806

The following table shows a summary of the oil and natural gas property costs not being amortized at December 31, 2019, by the year in which such costs were incurred:

	2019	2018	2017	2016 and Prior	Total
	(In thousands)
Unproved properties acquired and wells in progress	$22,621	$54,780	$47,646	$127,827	252,874

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the company is unable to estimate when these costs will be included in the amortization calculation.

The results of operations for producing activities are as follows:

	2019	2018	2017
	(In thousands)
Revenues	$314,925	$411,601	$347,285
Production costs	(116,051)	(113,810)	(107,332)
Depreciation, depletion, amortization, and impairment	(727,529)	(132,923)	(96,392)
	(528,655)	164,868	143,561
Income tax (expense) benefit	101,952	(42,915)	(56,376)
Results of operations for producing activities (excluding corporate overhead and financing costs)	$(426,703)	$121,953	$87,185

Estimated quantities of proved developed oil, NGLs, and natural gas reserves and changes in net quantities of proved developed and undeveloped oil, NGLs, and natural gas reserves were as follows:

	Oil Bbls	NGLs Bbls	Natural Gas Mcf	Total MBoe
	(In thousands)
2017
Proved developed and undeveloped reserves:
Beginning of year	15,696	34,482	405,579	117,774
Revision of previous estimates	730	4,325	38,330	11,444
Extensions and discoveries	2,235	4,520	49,321	14,975
Infill reserves in existing proved fields	1,632	5,779	52,270	16,123
Purchases of minerals in place	2,019	1,197	15,313	5,768
Production	(2,715)	(4,737)	(51,260)	(15,996)
Sales	(84)	(80)	(903)	(314)
End of year	19,513	45,486	508,650	149,774
Proved developed reserves:
Beginning of year	12,724	28,502	347,121	99,079
End of year	14,862	33,358	388,446	112,961
Proved undeveloped reserves:
Beginning of year	2,972	5,980	58,458	18,695
End of year	4,651	12,128	120,204	36,813
2018
Proved developed and undeveloped reserves:
Beginning of year	19,513	45,486	508,650	149,774
Revision of previous estimates (1)	180	(1,368)	(17,859)	(4,165)
Extensions and discoveries	3,250	5,149	75,806	21,033
Infill reserves in existing proved fields	1,898	2,795	23,778	8,656
Purchases of minerals in place	701	856	6,897	2,707
Production	(2,874)	(4,925)	(55,627)	(17,070)
Sales	(110)	(197)	(5,682)	(1,254)
End of year	22,558	47,796	535,963	159,681
Proved developed reserves:
Beginning of year	14,862	33,358	388,446	112,961
End of year	15,192	33,515	377,216	111,576
Proved undeveloped reserves:
Beginning of year	4,651	12,128	120,204	36,813
End of year	7,366	14,281	158,747	48,105
2019
Proved developed and undeveloped reserves:
Beginning of year	22,558	47,796	535,963	159,681
Revision of previous estimates (2)	(8,263)	(20,961)	(234,852)	(68,366)
Extensions and discoveries (2)	703	845	8,798	3,015
Infill reserves in existing proved fields	271	434	4,806	1,506
Purchases of minerals in place	183	101	1,316	503
Production	(3,208)	(4,773)	(53,064)	(16,825)
Sales	(48)	(412)	(42,780)	(7,590)
End of year	12,196	23,030	220,187	71,924
Proved developed reserves:
Beginning of year	15,192	33,515	377,216	111,576
End of year	12,196	23,030	220,187	71,924
Proved undeveloped reserves:
Beginning of year	7,366	14,281	158,747	48,105
End of year	—	—	—	—
_________________________
1.Natural gas revisions of previous estimates decreased primarily due to a decline in natural gas prices.
2.Revisions of previous estimates and extensions and discoveries decreased primarily due to the removal of proved undeveloped reserves due to uncertainty regarding our ability to finance the development of our proved undeveloped reserves over a five-year period and from lower commodity prices.

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

The standardized measure of discounted future net cash flows (SMOG) was calculated using 12-month average prices and year end costs adjusted for permanent differences that relate to existing proved oil, NGLs, and natural gas reserves. Future income tax expenses consider the Tax Act statutory tax rates. SMOG as of December 31 is as follows:

	2019	2018	2017
	(In thousands)
Future cash flows	$1,386,777	$3,980,369	$3,347,396
Future production costs	(698,357)	(1,479,744)	(1,308,244)
Future development costs	—	(442,984)	(369,560)
Future income tax expenses	(321)	(307,916)	(234,152)
Future net cash flows	688,099	1,749,725	1,435,440
10% annual discount for estimated timing of cash flows	(226,390)	(766,047)	(628,270)
Standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves	$461,709	$983,678	$807,170

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

	2019	2018	2017
	(In thousands)
Sales and transfers of oil and natural gas produced, net of production costs	$(200,233)	$(297,791)	$(239,953)
Net changes in prices and production costs	(508,066)	120,062	236,126
Revisions in quantity estimates and changes in production timing	(338,994)	(33,282)	87,239
Extensions, discoveries, and improved recovery, less related costs	53,123	234,172	102,965
Changes in estimated future development costs	311,190	19,535	(5,194)
Previously estimated cost incurred during the period	64,362	63,557	36,044
Purchases of minerals in place	6,416	23,416	51,686
Sales of minerals in place	(25,813)	(5,004)	(1,447)
Accretion of discount	110,571	89,753	57,517
Net change in income taxes	121,708	(31,674)	(33,389)
Changes in timing and other	(116,233)	(6,236)	(2,634)
Net change	(521,969)	176,508	288,960
Beginning of year	983,678	807,170	518,210
End of year	$461,709	$983,678	$807,170

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

The December 31, 2019, future cash flows were computed by applying the unescalated 12-month average prices of $55.69 per barrel for oil, $23.19 per barrel for NGLs, and $2.58 per Mcf for natural gas (then adjusted for price differentials) relating to proved reserves and to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) (Disclosure Controls) or our internal control over financial reporting (ICFR) (as defined in Rules 13a - 15(f) and 15d - 15(f) of the Exchange Act) will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part on certain assumptions about the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to an error or fraud may occur and not be detected. We monitor our Disclosure Controls and ICFR and make modifications as necessary; our intent in this regard is that the Disclosure Controls and ICFR will be modified as systems change, and conditions warrant.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of December 31, 2019 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in ICFR during the quarter ended December 31, 2019, that materially affected our ICFR or are reasonably likely to materially affect it.

Management’s Report on Internal Control Over Financial Reporting

Management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the company’s management used the criteria set forth in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on their assessment, the company’s management concluded that, as of December 31, 2019, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrants' definitive Proxy Statement to be filed pursuant to Regulation 14A, except for the information regarding our executive officers which is presented below.

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

Because our common stock is listed on the NYSE, our Chief Executive Officer was required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the NYSE corporate governance listing standards. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 7, 2019. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Information About Our Executive Officers

The table below and accompanying text sets forth certain information as of February 28, 2020 concerning each of our executive officers and certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

NAME	AGE	POSITION HELD
Larry D. Pinkston	65
Chief Executive Officer since April 1, 2005, Director since January 15, 2004, President since August 1, 2003, Chief Operating Officer from February 24, 2004 to August 28, 2017, Vice President and Chief Financial Officer from May 1989 to February 24, 2004

Mark E. Schell	62	Senior Vice President since December 2002, General Counsel and Corporate Secretary since January 1987
David T. Merrill	59
Chief Operating Officer since August 28, 2017, Senior Vice President from May 2, 2012 to November 27, 2017, Chief Financial Officer and Treasurer from February 24, 2004 to November 27, 2017, Vice President of Finance from August 2003 to February 24, 2004

G. Les Austin	54	Senior Vice President and Chief Financial Officer since November 27, 2017
David P. Dunham	40
Senior Vice President of Business Development since August 28, 2017, Vice President of Corporate Planning from January 2012 to August 28, 2017, Director of Corporate Planning from November 2007 to January 2012

John H. Cromling	72	Executive Vice President, Unit Drilling Company since April 15, 2005
Robert H. Parks Jr.	65	Manager and President, Superior Pipeline Company, L.L.C. since June 1996
Frank Q. Young	50	Senior Vice President Exploration and Production Midcontinent of Unit Petroleum Company since 2012, Vice President - Central Division from June 2007, when he joined Unit Company, until 2012.

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

Mr. Schell joined the company in January 1987, as its Secretary and General Counsel. In 2003, he was promoted to Senior Vice President. From 1979 until joining Unit Corporation, Mr. Schell was Counsel, Vice President, and a member of the Board of Directors of C & S Exploration Inc. He received a Bachelor of Science degree in Political Science from Arizona State University and his Juris Doctorate degree from the University of Tulsa College of Law. He is a member of the Oklahoma Bar Association. He is also a member of the State Chamber of Oklahoma board of directors, a director of the Petroleum Alliance of Oklahoma, and serves on the board of advisors for the Greater Oklahoma City Chamber.

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

Item 11. Executive Compensation

In accordance with Instruction G(3) of Form 10-K, the information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrants' definitive Proxy Statement to be filed pursuant to Regulation 14A (see Item 10 above).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information for all equity compensation plans as of the fiscal year ended December 31, 2019, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	42,000	(2)	$48.56	2,039,520	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	42,000		$48.56	2,039,520
_________________________
1.Shares awarded under all above plans may be newly issued, from our treasury, or acquired in the open market.
2.This number includes 42,000 stock options outstanding under the Non-Employee Directors’ Stock Option Plan.
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

In accordance with Instruction G(3) of Form 10-K, the information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrants' definitive Proxy Statement to be filed pursuant to Regulation 14A (see Item 10 above).

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with Instruction G(3) of Form 10-K, the information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrants' definitive Proxy Statement to be filed pursuant to Regulation 14A (see Item 10 above).

Item 14. Principal Accounting Fees and Services

In accordance with Instruction G(3) of Form 10-K, the information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrants' definitive Proxy Statement to be filed pursuant to Regulation 14A (see Item 10 above).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2018, and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Included in Part IV of this report for the years ended December 31, 2019, 2018, and 2017:

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

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herein).

10.1	Amended and Restated Key Employee Change of Control Contract dated August 19, 2008 (filed as Exhibit 10.1 to Unit’s Form 8-K dated August 25, 2008, which is incorporated herein by reference).

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

99.1	Ryder Scott Company, L.P. Summary Report (filed herein).

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101)

* Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

Schedule II
UNIT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Deductions & Net Write-Offs	Balance at End of Period
	(In thousands)
Year ended December 31, 2019	$2,531	$527	$(726)	$2,332
Year ended December 31, 2018	$2,450	$81	$—	$2,531
Year ended December 31, 2017	$3,773	$348	$(1,671)	$2,450

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	March 16, 2020	By:	/s/ LARRY D. PINKSTON
LARRY D. PINKSTON
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2020.

Name	Title

/s/ J. MICHAEL ADCOCK	Chairman of the Board and Director
J. Michael Adcock

/s/ LARRY D. PINKSTON	President and Chief Executive Officer and Director (Principal Executive Officer)
Larry D. Pinkston

/s/ LES AUSTIN	Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Les Austin

/s/ DON A. HAYES	Vice President, Chief Accounting Officer (Principal Accounting Officer)
Don A. Hayes

/s/ GARY CHRISTOPHER	Director
Gary Christopher

/s/ STEVEN B. HILDEBRAND	Director
Steven B. Hildebrand

/s/ CARLA S. MASHINSKI	Director
Carla S. Mashinski

/s/ WILLIAM B. MORGAN	Director
William B. Morgan

/s/ LARRY C. PAYNE	Director
Larry C. Payne

/s/ G. BAILEY PEYTON IV	Director
G. Bailey Peyton IV

/s/ ROBERT SULLIVAN, JR.	Director
Robert Sullivan, Jr.