Form 10-K/A
period 2019-12-31
UNIT CORP
filed 2020-04-29
CIK 798949

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

Exhibit Index—See Page 46

EXPLANATORY NOTE

Unit Corporation (the "company," "Unit," "us," "our," or "we") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the
U. S. Securities and Exchange Commission (the "SEC") on March 16, 2020 (the "Original Form 10-K") for the sole purpose of including information required in Part III of Form 10-K. The information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) of Form 10-K, which permits Part III information to be incorporated by reference from a definitive proxy statement, if the definitive proxy statement is filed no later than 120 days after the end of the fiscal year. The company is filing this Amendment No. 1 to include its Part III information because we no longer intend to file our definitive proxy statement within 120 days of December 31, 2019.

In addition to including the information required in Part III of Form 10-K, this Amendment No. 1 also amends and restates Item 15 of Part IV of the Original Form 10-K to include as exhibits certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. The information in this Amendment No. 1 is supplemental to and does not otherwise update any other information provided in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of our Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

FORM 10-K
UNIT CORPORATION

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information About Our Executive Officers

The table below and accompanying text sets forth certain information as of April 22, 2020 concerning each of our executive officers and certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

NAME	AGE	POSITION HELD
David T. Merrill	59
President and Chief Executive Officer from April 1, 2020, Chief Operating Officer from August 28, 2017 until April 1, 2020, Senior Vice President from May 2, 2012 to November 27, 2017, Chief Financial Officer and Treasurer from February 24, 2004 to November 27, 2017, Vice President of Finance from August 2003 to February 24, 2004

Mark E. Schell	63	Senior Vice President since December 2002, General Counsel and Corporate Secretary since January 1987
G. Les Austin	54	Senior Vice President and Chief Financial Officer since November 27, 2017
David P. Dunham	40
Senior Vice President of Business Development since August 28, 2017, Vice President of Corporate Planning from January 2012 to August 28, 2017, Director of Corporate Planning from November 2007 to January 2012

John H. Cromling	72	Executive Vice President, Unit Drilling Company since April 15, 2005
Robert H. Parks Jr.	65	President, Superior Pipeline Company, L.L.C. June 1996 to March 31, 2020
Micheal L. Hicks	54	President, Superior Pipeline Company, L.L.C. since April 1, 2020
Frank Q. Young	50	Executive Vice President of Unit Petroleum Company since 2017, Senior Vice President of Unit Petroleum Company 2012 - 2017, Vice President - Central Division from June 2007, when he joined Unit Petroleum Company, until 2012.

Mr. Merrill joined the company in August 2003 and served as its Vice President of Finance until February 2004 when he was elected to the position of Chief Financial Officer and Treasurer. In May 2012, he was promoted to Senior Vice President, a position he held until November 2017. In August 2017, he was promoted to Chief Operating Officer. In April, 2020, he was promoted to President and Chief Executive Officer. From May 1999 through August 2003, Mr. Merrill served as Senior Vice President, Finance with TV Guide Networks, Inc. From July 1996 through May 1999 he was a Senior Manager with Deloitte & Touche LLP. From July 1994 through July 1996 he was Director of Financial Reporting and Special Projects for MAPCO, Inc. He began his career as an auditor with Deloitte, Haskins & Sells in 1983. Mr. Merrill received a Bachelor of Business Administration Degree in Accounting from the University of Oklahoma and is a Certified Public Accountant.

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
Mr. Austin joined the company in November 2017 as Senior Vice President and Chief Financial Officer of the company. Prior to coming to Unit, he served as Senior Vice President and Chief Financial Officer of Cypress Energy Partners, L.P. From 2008 to 2011, he was the Senior Vice President and Chief Financial Officer of Ram Energy Resources, Inc. In 2011, he was promoted to Chief Operating Officer where he served until its sale in 2012. Before joining Ram Energy Resources, Inc., Mr. Austin was the Vice President of Finance and Chief Financial Officer of Matrix Service Company. He has also held various managerial and financial positions at Flint Energy Construction Co. and Ernst & Young, LLP. Mr. Austin has a bachelor's degree in accounting from Oklahoma State University and is a Certified Public Accountant.

Mr. Dunham joined the company in November 2007 as its Director of Corporate Planning. He was promoted to Vice President of Corporate Planning in January 2012. In August 2017, he was promoted to Senior Vice President of Business Development. From 2004 to November 2007, Mr. Dunham worked for Williams Power, serving as Manager of Structured Products. He worked for Leggett & Platt from 2003 to 2004, serving as a Mergers & Acquisitions Analyst. He received his Bachelor of Arts degree in Psychology from Northwestern University, his Master of Science in Finance degree from the University of Tulsa, and his M.B.A. from the Wharton School of the University of Pennsylvania.

Mr. Cromling joined Unit Drilling Company in 1997 as a Vice-President and Division Manager. In April 2005, he was promoted to the position of Executive Vice-President of Drilling for Unit Drilling Company. In 1980, he formed Cromling Drilling Company which managed and operated drilling rigs until 1987. From 1987 to 1997, Cromling Drilling Company provided engineering consulting services and generated and drilled oil and natural gas prospects. Prior to this, he was employed by Big Chief Drilling for 11 years and served as Vice-President. Mr. Cromling graduated from the University of Oklahoma with a degree in Petroleum Engineering. Mr. Cromling has given the company notice of his intent to retire, effective July 31, 2020.

Mr. Parks founded Superior Pipeline Company, L.L.C. in 1996 and retired as its President on March 31, 2020. When Superior was acquired by the company in July 2004, he continued with Superior as one of its managers and as its President. From April 1992 through April 1996 Mr. Parks served as Vice-President—Gathering and Processing for Cimarron Gas Companies. From December 1986 through March 1992, he served as Vice-President—Business Development for American Central Gas Companies. Mr. Parks began his career as an engineer with Cities Service Company in 1978. He received a Bachelor of Science degree in Chemical Engineering from Rice University and his M.B.A. from the University of Texas at Austin.

Mr. Hicks joined Superior Pipeline Company, L.L.C. in April 2013 as Vice President of Operations. In December 2014, he was promoted to Senior Vice President of Operations and Engineering. In June 2019, he was promoted to the position of Chief Operating Officer, and effective April 1, 2020, he became President. Prior to joining Superior, Mr. Hicks worked as the Executive Vice President - Operations for Aka Energy Group from 2011 to 2013. From 2007 to 2011, he was the President of Frontier Field Services and Lumen Midstream Services, both owned by the Aka Energy Group, which is part of the Southern Ute Growth Fund. From 2005 to 2007, he was President of Frontier only. From 2003 to 2005, he was the Director of Operations for Frontier Energy, a privately owned, private equity based company. He was the Director of Operations and Engineering from 2000 to 2003 for CMS Field Services. He began his career in 1988 until 2000 as a plant engineer, maintenance engineer, process and project engineer, operations supervisor, plant manager, and area manager for Warren Petroleum (1988 - 1997) and Dynegy (1997 - 2000), after Dynegy bought Warren from Chevron. Mr. Hicks earned a Bachelor of Science in Chemical Engineering from the University of Tulsa.

Mr. Young joined Unit Petroleum Company in June 2007 as Vice President - Central Division. In 2012, he was promoted to Senior Vice President of Exploration and Production over Unit’s Midcontinent assets and, in 2017, to Executive Vice President over Unit Petroleum Company. Before joining Unit, Mr. Young was employed by Anadarko Petroleum Corporation. He began his career with Anadarko in 1991 as a Production Engineer and, in 1994, began working as a Reservoir Engineer. In 1996, he was promoted to a Senior Asset Engineering role responsible for delineation and development of Anadarko’s North African oil fields. In 1999, he was moved into a Senior Completions / Operations Engineering role responsible for development of gas fields in East Texas. In 2000, he was promoted to Division Engineer responsible for operations within Anadarko’s Permian Division in West Texas. In 2002, he was promoted to Planning Manager for North America. In 2004, he was promoted to General Manager of Central Gulf of Mexico responsible for delineation and development of various Deepwater fields. Mr. Young holds a Bachelor of Science degree in Petroleum Engineering from Texas Tech University and a Master of Business Administration degree from Texas A&M University.

Information About Our Board of Directors

The table below and accompanying text sets forth certain information as of April 22, 2020 concerning each member of our Board of Directors (the "board"). Former board member and member of the Audit and Compensation Committees, Mr. Gary R. Christopher, passed away on April 21, 2020.

NAME	AGE	DIRECTOR		COMMITTEES OF THE BOARD	TERM EXPIRES MAY OF	PRIMARY OCCUPATION
		SINCE	CLASS
J. Michael Adcock	71	1997	III	Audit Compensation	2020	Board Chair, Unit Corporation, Tulsa, Oklahoma
Steven B. Hildebrand	65	2008	III	Audit (Chair) Compensation	2020	Investments, Tulsa, Oklahoma
Carla S. Mashinski	57	2015	II	Audit Compensation (Chair)	2022	Chief Financial and Administrative Officer, Cameron LNG, Houston, Texas
William B. Morgan	75	1988	II	Audit Compensation Nominating & Governance (Chair)	2022	Investments, Scottsdale, Arizona
Larry C. Payne	72	2011	III	Audit Nominating & Governance	2020	President and Chief Executive Officer, LESA and Associates, LLC, Tulsa, Oklahoma
G. Bailey Peyton IV	64	2011	III	None	2020	President, Peyton Holdings, Canadian, Texas
Larry D. Pinkston	65	2004	II	None	2022	Director and retired CEO, Unit Corporation, Tulsa, Oklahoma
Robert J. Sullivan Jr.	74	2005	I	Nominating & Governance	2021	Manager, Sullivan and Company LLC, Tulsa, Oklahoma

Biographical information for our directors is set forth below:

Mr. Adcock was elected as our Board Chair effective December 31, 2016. He has been a licensed attorney since 1974, and has served since 1997 as co-trustee of the Don Bodard Trust, a private business trust dealing in real estate, oil and natural gas investments, and other equity investments. Since January 2018, Mr. Adcock has been a member of the board of the privately-held Arvest Bank, Oklahoma City. He served as Chairman of the Board of Arvest Bank, Shawnee, Oklahoma from October 1997 until January 2018, when it became part of Arvest Bank, Oklahoma City. He has also served as a member of the Board of the nonprofit Avedis Foundation (successor to Community Health Partners, Inc.) for more than five years, and served as its Chairman of the Board from 2015 until his retirement from the Avedis Board in June 2018. Mr. Adcock has been a co-owner of Central Disposal, LLC, a solid waste management company with operations in central Oklahoma, since 2009, and was elected as Chairman of the Board in 2014. Between 1997 and September 1998, Mr. Adcock served as Chairman of the Board of Ameribank and President and CEO of American National Bank and Trust Company of Shawnee, Oklahoma, and Chairman of AmeriTrust Corporation, Tulsa, Oklahoma. Before 1997, Mr. Adcock was engaged in the private practice of law and served as General Counsel for Ameribank Corporation. Mr. Adcock holds a B.S. degree in business administration from Oklahoma State University, and a juris doctorate from the University of Oklahoma College of Law. Attributes, experience, and qualifications for board and committee service: many years of experience in banking, investment, and energy operations; expertise in tax, banking, and SEC/regulatory compliance law; executive leadership experience as CEO of two companies, one of which was a publicly-traded international energy company with exploration and production, pipeline, trading, and co-generation subsidiaries; extensive history and familiarity with the company and the industry in which it operates; demonstrated commitment to boardroom excellence evidenced by completion of the NACD’s comprehensive program for certification as a Corporate Directors Leadership Fellow.

Mr. Hildebrand has been engaged in personal investments since March 2008. He retired in 2008 from Dollar Thrifty Automotive Group, Inc. (NYSE: DTG), a car rental business, where he had served as Executive Vice President and Chief Financial Officer since 1997. Prior to that, Mr. Hildebrand served as Executive Vice President and Chief Financial Officer of Thrifty Rent-A-Car System, Inc., a subsidiary of Dollar Thrifty. Mr. Hildebrand joined Thrifty Rent-A-Car System, Inc. in 1987 as Vice President and Treasurer and became Chief Financial Officer in 1989. Mr. Hildebrand was with Franklin Supply Company, an oilfield supply business, from 1980 to 1987 where he held several positions including Controller and Vice President of Finance. From 1976 to 1980, Mr. Hildebrand was with the accounting firm Coopers & Lybrand, most recently as Audit Supervisor. Mr. Hildebrand earned a B.S.B.A. degree in accounting from Oklahoma State University, and he is a certified public accountant. Attributes, experience, and qualifications for board and committee service: experience and expertise in accounting and finance, including many years of experience as a CPA; qualifications as an audit committee financial expert;

executive leadership experience at a public company, including experience with strategic planning, SEC reporting, Sarbanes Oxley compliance, investor relations, enterprise risk management, executive compensation, corporate compliance, internal audit, bank facilities, private placement debt transactions and working with ratings agencies.

Ms. Mashinski joined the Board of Directors in August 2015. Ms. Mashinski serves as Chief Financial Officer of Cameron LNG, a natural gas liquefaction terminal near the Gulf of Mexico, a position she has had since July 2015; effective February 2017, her title was expanded to that of Chief Financial and Administrative Officer. From 2014 to July 2015, she served as Chief Financial Officer and Vice President of Finance and Information Management for the North America Operation of SASOL, an international integrated energy company. From 2008 to 2014, Ms. Mashinski was employed by SBM Offshore, Inc., a provider of leased floating production systems for the offshore energy industry, serving as Vice President of Finance and Administration, U.S. Chief Financial Officer from 2008 to February 2014, and as Commercial and Contracts Manager from February to August 2014. She served as Vice President and Chief Accounting Officer and Controller of Gulfmark Offshore from 2004 to 2008. Prior to that, Ms. Mashinski held various finance and accounting positions for Duke Energy (1999-2004) and Shell Oil Company (1985-1998) or affiliated companies. Ms. Mashinski is a certified public accountant, certified management accountant, and a certified project management professional with a B.S. degree in accounting from the University of Tennessee, Knoxville and an Executive M.B.A. from the University of Texas, Dallas. She is a National Association of Corporate Directors (NACD) Governance Fellow and a recipient of the CERT Certificate in Cybersecurity Oversight issued by Carnegie Mellon University. Since January 2019, Ms. Mashinski has served as a director for publicly-traded Carbo Ceramics Inc., where she serves on the compensation, audit, and nominating and corporate governance committees. Since March 2019, she has served as a director of publicly-traded Primoris Services Corporation, where she serves on the audit committee. Attributes, experience, and qualifications for board and committee service: executive level experience with corporate financial, human resources, and information management activities, including budgeting and forecasting, treasury, financial reporting, Sarbanes Oxley compliance, and tax management; industry experience in strategic planning, risk management, compensation, mergers and acquisitions, joint ventures, and financial leadership; international industry experience; accounting and financial expertise as a certified public accountant, certified management accountant, and project management professional; demonstrated commitment to boardroom excellence evidenced by completion of NACD’s comprehensive program of study for directors and corporate governance professionals; cybersecurity oversight training.

Mr. Morgan is engaged in personal investments and has been since he retired in June 2007 from his position as Executive Vice President and General Counsel of St. John Health System, Inc., Tulsa, Oklahoma, where he was also President of its principal for-profit subsidiary Utica Services, Inc., positions he had held since 1995. He currently serves as an Arbitrator for the Financial Industry Regulatory Authority (FINRA) and has done so on a part-time basis for more than five years. Prior to joining St. John, Mr. Morgan was engaged in the private practice of law at the Tulsa, Oklahoma firm of Doerner, Saunders, Daniel & Anderson, and he served as an adjunct law professor at the University of Tulsa, where he taught securities law. In 1968 and 1969, Mr. Morgan served as a United States Army Officer in Vietnam. He has an undergraduate degree from Muhlenberg College, Allentown, Pennsylvania and a juris doctorate from the University of Tulsa College of Law. Attributes, experience, and qualifications for board and committee service: background as a licensed attorney with over 40 years’ of business and legal experience; expertise in complex corporate finance, business, and securities and regulatory law; executive leadership experience; analytical skills; extensive history and familiarity with the company and the industry in which it operates.

Mr. Payne is President and Chief Executive Officer of LESA and Associates, LLC, a private investment and consulting firm, a position he has held since he started that firm in June of 2011. From December 1, 2012 to September 8, 2013, Mr. Payne also served as Interim President of Magnum NGLs, LLC, a private company engaged in natural gas liquids storage in Delta, Utah. From April 2010 to April 2011, Mr. Payne served as President and Chief Operating Officer of Lansing NGL Services Natural Gas Liquids Division, a division of Lansing Trade Group, LLC, a commodities trading company located in Overland Park, Kansas. From August 2009 to April 2010, Mr. Payne provided energy consulting services to private clients interested in the midstream energy business. From 2003 until August 2009, Mr. Payne served as President and Chief Operating Officer of SemStream, L.P., a midstream energy company engaged in natural gas liquids supply and marketing. Before joining SemStream, Mr. Payne served as Vice President of Commodity Management for Williams Midstream Marketing and Risk Management, LLC., and before that he served as Vice President of Natural Gas Liquids Supply, Trading and Risk Management for Texaco NGL. During his earlier years of service, Mr. Payne held numerous other positions in the energy industry including executive positions with Enterprise Products, Aux Sable Liquid Products, and Ferrellgas. Mr. Payne received a B.S. in Business Administration from Grambling State University, and an M.B.A. from Texas Southern University with a concentration in Finance and Economics. Mr. Payne served on the board of directors and audit committee of Buckeye Partners GP, LLC, general partner of the NYSE-listed limited partnership Buckeye Partners, LP, from September 29, 2014 to November 1, 2019. He also serves on the boards of three nonprofit organizations. Attributes, experience, and qualifications for board and committee service: executive and strategic experience in the midstream energy business; extensive background in commodity risk management; expertise in oil and natural gas component marketing; extensive operational experience including management of assets such as product terminals, pipelines, fractionators, storage facilities, and transportation equipment.

Mr. Peyton has been President of Peyton Holdings Corporation (formerly Peyton Oil and Gas), a Canadian, Texas company he formed in 1985 for purposes of buying land, minerals, and royalties. Since 2009, Mr. Peyton has owned and served as President and managing member of Perryton Feeders, LLC, a cattle feeding business in Perryton, Texas. Also since 2009, Mr. Peyton has owned and served as President of Cuatro Cattle Company, a cattle ranching operation in Canadian, Texas. Since 2007, Mr. Peyton has served as President and co-owner of Upland Resources, LLC, a Canadian, Texas oil and gas exploration company that began actively drilling in the Texas Panhandle in 2012. From 1984 to 2007, Mr. Peyton served as President of Upland Resources, Inc., an oil and natural gas exploration company he founded and later sold. Mr. Peyton currently serves on the board of directors of Happy State Bank in Amarillo, Texas. Mr. Peyton is a past President of the Panhandle Association of Landmen, Amarillo, Texas. Mr. Peyton holds a B.S. degree in ranch management from Texas Christian University. Attributes, experience, and qualifications for board service: extensive operations experience in exploration and production as well as mineral leasing and oil and gas property management; executive experience; entrepreneurial expertise.

Mr. Pinkston joined the company in December 1981 and retired from his position as Chief Executive Officer and President on March 31, 2020. He had served as Corporate Budget Director and Assistant Controller before being appointed Controller in February, 1985. In December, 1986 he was elected Treasurer of the company and was elected to the position of Vice President and Chief Financial Officer in May, 1989. In August, 2003, he was elected to the position of President. He was elected a director of the company by the Board in January, 2004. In February, 2004, in addition to his position as President, he was elected to the office of Chief Operating Officer and held this position until August 2017. In April 2005, he also began serving as Chief Executive Officer. Mr. Pinkston held the offices of President and Chief Executive Officer until March 31, 2020. He holds a Bachelor of Science Degree in Accounting from East Central University of Oklahoma. Attributes, experience, and qualifications for board service: extensive familiarity with the company and the industry; operational experience; accounting and financial expertise; management and leadership skills.

Mr. Sullivan is, and since 1975 has been, a Principal with Sullivan and Company LLC, a family-owned independent oil and natural gas exploration and production company founded in 1958, and he has served as a manager of that company since approximately 1995. He is also the Founder (1989) of Lumen Energy Corporation, serving as its Chairman and CEO from inception to the time of its sale in 2004. Mr. Sullivan was appointed to Oklahoma Governor Frank Keating’s Cabinet as Secretary of Energy in March 2002. He received a B.B.A. from the University of Notre Dame, and a M.B.A. from the University of Michigan. Attributes, experience, and qualifications for board and committee service: extensive energy industry expertise; entrepreneurial expertise in founding and operating a 3D seismic company and a midstream natural gas transportation company.

Corporate Governance and Board Matters

General Governance Matters

We are committed to having sound corporate governance principles. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website http://www.unitcorp.com/investor/governance.html and copies of these documents may also be obtained, without charge, on request, from our corporate secretary. These provisions apply to our directors, employees, and officers, including our principal executive officer, principal financial officer, and principal accounting officer. We will post any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed by the rules of either the SEC or the NYSE on our website.

Each year, our directors and executive officers are asked to complete a director and officer questionnaire which requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Our CEO and general counsel are charged with resolving any conflict of interests not otherwise resolved under one of our other policies.

Role of our Board in Risk Management Process

Oversight of risk management committee. Our board’s oversight of our risk management activities is delegated to our audit committee. The audit committee manages this responsibility by maintaining regular contact with our senior vice president of business development, who oversees our company’s risk management committee. The risk management committee, staffed by employees of our executive and operations management team, conducts an annual risk analysis. The objective of the analysis is to identify and analyze factors that might pose a significant risk to the company as a whole. As necessary and feasible, remediation plans are developed for the highest priority risks. The senior vice president of business development provides periodic progress reports directly to the audit committee, which provides input and direction that is communicated back to the risk management committee. Similarly, the director of information technology reports regularly to the audit committee on the company’s cybersecurity initiatives. During 2017, the company conducted an in-depth company-wide cybersecurity risk assessment and received Phase 1 and Phase 2 reports from the cybersecurity consulting firm conducting that risk assessment. Cybersecurity risk assessment and attendant system enhancements continued during fiscal year 2018 and in fiscal year 2019 and beyond. The audit committee keeps the full board updated on the company’s ongoing risk management activities, including updating it on the cybersecurity initiatives, and reports any significant findings to the board. In addition, management discusses its highest priority risks and remediation plans with the full board.

Oversight of hedging activities. We hedge some of our oil, natural gas, and natural gas liquids production. The objective of our hedging program is to manage, to a degree, our exposure to changes in commodity prices. Any risk to our company from our hedging activities is overseen by our board. The board defines the scope of our permissible hedging or derivatives activities.  The audit committee (and, ultimately, the board) monitors our hedging activities on an ongoing basis.

Board Structure and Committees

Our board is structured so the principal executive officer (our CEO) and board chair positions are separate. Our Corporate Governance Guidelines provide that the board has no policy regarding separation of these positions. Our board believes that the decision to combine or separate these positions should be made based on the qualities of the individuals being considered to fill them. Our board’s oversight of risk management has not affected our leadership structure. Our leadership structure results from specific facts and circumstances and not a specific governance policy. Mr. Adcock, an independent director, serves as the board’s Chair, continuing with our most recent practice of separating the Chair and CEO positions. Mr. Adcock has presided over executive sessions of the board for several years, has an extensive history with and knowledge about the company, and has public company executive experience and experience serving as a board chair for private and non-profit organizations. The board believes that Mr. Adcock is very qualified to hold the position of Chair of the Board. Our board further believes that, at this time and based on the individuals involved, continuing to maintain the separation of the CEO and Chair positions is the most appropriate leadership structure. As our independent chair, Mr. Adcock presides over the executive sessions of the board.

Our board currently has eight directors and these three standing committees: audit; compensation; and nominating and governance.

The board is divided into three classes. Classes I and II are each structured to be composed of three directors (although there are currently two vacancies in Class I), and Class III is structured to be composed of four directors. Directors serve for a three-year term. Each standing committee operates under a written charter adopted by the committee. Each committee’s charter is available at our website at http://www.unitcorp.com/investor/governance.html. In addition, copies of these charters may also be obtained from our corporate secretary.

During 2019, the board held nine meetings, seven regularly-scheduled and two special telephonic meetings. In 2019, all of our directors attended 100% of both the board meetings and any committee meetings held by committees on which he or she then served. Directors are encouraged to attend our annual meeting of stockholders. All directors who were board members on the date of our last annual stockholders meeting attended that annual meeting. Besides meetings, the board and its committees may occasionally act by unanimous consent.

This table identifies the current membership of each standing committee, and the number of meetings each committee held during 2019:

DIRECTOR		COMMITTEE
	Audit	Compensation	Nominating and Governance
J. Michael Adcock	x	x
Steven B. Hildebrand	x*	x
Carla S. Mashinski	x	x*
William B. Morgan	x	x	x*
Larry C. Payne	x		x
Robert J. Sullivan Jr.			x
Number of meetings	9	5	3

* Designates the chair of the committee.

Audit Committee. The committee’s responsibilities include:

•selecting our independent registered public accounting firm;
•approving all audit engagement fees and terms;
•pre-approving all audit and non-audit services to be rendered by our independent registered public accounting firm;
•reviewing and approving our annual and quarterly financial statements;
•overseeing our relationship with our independent registered public accounting firm, including the evaluation of their qualifications, performance, and independence;
•overseeing our internal audit functions;
•reviewing with our independent registered public accounting firm and our internal audit department and management any significant matters regarding internal controls over financial reporting that may come to their attention during the conduct of their audit;
•recommending to our board whether the financial statements should be included in our annual report on Form 10-K;
•reviewing our earnings press releases, and our policies regarding the publication of our earnings and other financial information;
•monitoring our ongoing risk assessment and management activities, including those related to cybersecurity; and
•monitoring our hedging activities on an ongoing basis.

This committee has the authority to form and delegate authority to subcommittees, to delegate authority to one or more of its members, and to obtain advice and assistance and receive appropriate funding from the company for outside legal, accounting, or other advisors, as the committee deems necessary or appropriate to carry out its duties. The committee has established procedures for the receipt, retention, and treatment (on a confidential basis) of complaints received by the company, the board, or the audit committee, regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. These procedures are described in the Accounting and Auditing Complaint Procedures posted on our website.

Each member of the committee is independent, financially literate, knowledgeable, and qualified to review financial statements. The board has determined that Steven B. Hildebrand, Gary R. Christopher, Larry C. Payne, and Carla S. Mashinski qualify as “audit committee financial experts” under the rules of the SEC and NYSE listing standards.

Compensation Committee. Our compensation committee has overall responsibility for approving and evaluating director and executive officer compensation plans, policies, and programs. In carrying out these responsibilities the committee:
•annually reviews and approves any corporate goals and objectives relevant to our CEO’s compensation, and makes recommendations to the board on our CEO’s compensation;
•recommends to our board the compensation of our other executive officers and certain key employees;
•reviews the severance arrangements, change-in-control agreements, and any special or supplemental benefits or plans (if any) applicable to our NEOs;
•administers any director and employee compensation plans, policies and programs, and discharges its duties under those plans;
•annually evaluates the risk associated with our compensation programs and practices;
•recommends director compensation;

•reviews and approves the “compensation discussion and analysis” included in our proxy statement; and
•retains and approves the fees for any compensation consultants or other advisors that assist the committee in its evaluation of director, CEO, or executive officer compensation, and assesses the independence of any such advisors.

This committee has the authority to form and delegate authority to subcommittees and to delegate authority to one or more of its members. For additional information on the operations of the committee, see “Compensation Discussion and Analysis – Administration of our executive compensation program – overview of the process.” The compensation committee report is included at page 16.

Nominating and Governance Committee. This committee’s responsibilities include:
•advising the board on corporate governance matters;
•advising the board on the size and composition of the board;
•identifying those individuals qualified to become board members, consistent with any criteria approved by the board;
•recommending a slate of nominees for election to the board and recommending membership to each board committee;
•reviewing the continuing qualification of our directors to serve on the board and its committees;
•reviewing any candidates recommended by our stockholders;
•leading the board and its committees in an annual self-assessment;
•considering and resolving questions of possible conflicts of interest of board members or the company’s senior executives; and
•identifying best practices and recommending corporate governance principles, including giving proper attention and making effective responses to stockholder concerns regarding corporate governance.

Material Changes to Procedures for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our last proxy statement filed March 26, 2019 disclosing those procedures.

Director Qualifications

General director qualifications. Our Corporate Governance Guidelines contain the criteria our nominating and governance committee uses in evaluating nominees it may recommend for a position on our board. Under these criteria, nominees should meet the board’s qualifications as independent (as applicable) and should have enough time to carry out their duties and provide guidance beneficial to the company’s success. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of the company and its stockholders.

Directors’ specific qualifications. Each current director possesses a combination of attributes that qualifies him or her for service on our board. These attributes can include (but are not limited to): business experience (in general or specific to our industry), knowledge based on specialized education (such as technical industry training, legal, or accounting), and leadership abilities (civic, work-related, or both). We believe the qualifications of our directors, individually and collectively, have made our board an effective and productive one.

At its February 2020 meeting, our nominating and governance committee reviewed the individual qualifications of each of our board members and determined that all directors continue to be qualified for board service and service on the committees of the board on which they serve. Following each of our directors’ biographies beginning on page 6, we have listed the unique attributes that we believe qualifies them for service on our board and its committees.

Identifying and evaluating nominees for directors; diversity policy. The nominating and governance committee uses various means to identify and evaluate individuals being considered for a position on our board. The committee assesses the appropriate size of the board (within the size limits in our corporate charter), and whether any vacancies on the board are expected due to retirement or otherwise. If vacancies are anticipated (or otherwise arise), the committee undertakes to identify those potential candidates it believes will make good decisions and be able to contribute to the company in a meaningful way. Candidates may come to the attention of the committee through board members, professional search firms, stockholders, or other persons. Candidates are evaluated at regular or special meetings of the committee and may be considered at any point during the year. It is the committee’s responsibility to consider any properly-submitted stockholder nominations for candidates for the board, verify the stockholder status of persons proposing candidates, and then submit its recommendations to the full board.

Our Corporate Governance Guidelines set forth our position regarding diversity. Our board is committed to inclusiveness in selecting candidates for board membership. Within the context of our fiduciary duties, applicable law and regulations, and the membership of the board at the time, our nominating and governance committee will try to include women, minority candidates, and candidates from non-traditional environments (such as government, academia, and non-profit organizations) in the pool from which board nominees are chosen. Although there is no specific implementation plan, achievement of our diversity goals is evaluated annually as part of our board self-evaluations.

Executive Sessions

Our board met in regularly scheduled executive sessions of non-management directors during 2019, one of which was attended only by independent directors of the board. The sessions were scheduled and presided over by our board chair Mr. J. Michael Adcock. As independent board chair, Mr. Adcock schedules and presides over executive sessions. Any non-management director can request that an executive session be scheduled.

Any interested party may communicate directly with the chair by writing to:
Mr. J. Michael Adcock
c/o Corporate Secretary
Unit Corporation
8200 S. Unit Drive
Tulsa, Oklahoma 74132

Contacting our Board

Individuals may communicate with our board by submitting an e-mail to the board in care of the company’s corporate secretary at mark.schell@unitcorp.com or sending a letter to the Board of Directors, c/o Corporate Secretary, at: Unit Corporation, 8200 S. Unit Drive, Tulsa, Oklahoma 74132.

The chair of the nominating and governance committee has been designated as the person to receive communications directed to non-management directors. Our stockholders may write to the chair of this or any other board committee or to the outside directors as a group c/o Mark E. Schell, Senior Vice President and General Counsel, at: Unit Corporation, 8200 S. Unit Drive, Tulsa, Oklahoma 74132.

Stockholder communications are distributed to the board, or to the appropriate individual director or directors, depending on the facts and circumstances of the communication. However, at the request of the board, certain items not related to the duty and responsibilities of the board are excluded, such as advertisements, junk mail, mass mailings, spam, and surveys.

Board and Committee Evaluations

Each year the board evaluates its performance and effectiveness. Each director completes a board evaluation form to solicit feedback on specific aspects of the board’s role, organization, and meetings. The collective ratings and comments are compiled by or for the chair of the nominating and governance committee, and presented by him to and discussed with the full board. Additionally, each of the three standing board committees annually evaluates its performance through a committee evaluation form, and a report summarizing the results is distributed to and discussed by each committee.

Delinquent Section 16(a) Reports

Mr. Adcock failed to file a report required by Section 16(a) of the Exchange Act on a timely basis one time in fiscal year 2019. His purchase of 2,000 shares of our common stock on May 28, 2019 was not reported on Form 4 until June 12, 2019.

Item 11. Executive Compensation

Directors' 2019 Compensation - Overview

Our compensation committee reviews director compensation annually. In October 2019, the committee reviewed the directors’ 2018 compensation relative to the 2018 compensation of the 2019 peer group directors. That review reflected that for 2018 the peer group directors’ average total compensation was $267,769 compared to the company’s average total director compensation of $209,062. The committee also reviewed market-based survey information about director compensation for medium-size companies (with revenues of $1.0 billion to $2.5 billion) as reported in the 2018 - 2019 Director Compensation Report of the National Association of Corporate Directors (NACD). The NACD report contained director compensation information for the fiscal year ending between February 1, 2017 and January 31, 2018, and reflected median total annual director compensation of $195,438 for companies in the medium-size revenue group during that period. Based on its review, the committee determined that director compensation should not increase and that 2019 compensation should remain at 2018 compensation levels. In early 2020, the compensation committee recommended and the board approved reducing fees for telephonic board and committee fees by half, to $750 per meeting, effective January 1, 2020. Other than this fee reduction, there have been no changes to the rate of director compensation since 2012.

Directors' 2019 Cash Compensation

Only non-employee directors receive compensation for serving as a director. The various components of the 2019 cash compensation paid to our non-employee directors are as follows:

Annual retainer (paid quarterly)	$60,000
Annual retainer for each committee a board member serves on (paid quarterly)	$3,500
Each board or committee meeting attended in person (1)	$1,500
Each board or committee meeting attended by telephone (1)	$1,500
Additional compensation for service as board chair	$25,000
Additional compensation for service as chair of the audit committee	$15,000
Additional compensation for service as chair for each of the compensation committee and nominating and governance committee	$6,000
Reimbursement for expenses incurred attending stockholder, board, and committee meetings	Yes
Range of total cash compensation (excluding expense reimbursement) earned by directors for 2019	$73,500 - $129,500
 _________________________
1.Effective January 1, 2020, fees for special (not-regularly-scheduled) telephonic board or committee meetings are $750 per meeting. Also in 2020, fees for regularly-scheduled board or committee meetings held telephonically due to COVID-19 are paid at the full rate of $1,500 per meeting.

Directors' 2019 Equity Awards

Under the Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan (the “stock plan”), we may make annual equity awards to our non-employee directors. Under the stock plan, the annual maximum number of awards to any one non-employee director are: for Options and SARS: 80,000; for Restricted Stock and Restricted Stock Units: 50,000; for Performance Shares and Performance Units: 50,000; for Cash-Based Awards: $500,000; and for Stock Awards: 50,000. Annual director equity awards are typically granted the day after the annual organizational board meeting and the awards are based on the lesser of 10,000 shares or a number of shares valued at $110,000 based on the NYSE closing common stock price on the grant date. Based on the closing price of our common stock on the NYSE on the day after our 2019 annual meeting, each non-employee director received 9,098 shares of restricted stock as the equity component of his or her 2019 director compensation. The 2019 awards vest in three equal annual installments on May 14th in each of 2020, 2021, and 2022. If a director’s service terminates before all shares have vested, the unvested shares will be forfeited unless the termination of service is due to death, disability, a change of control, or, unless the committee specifically determines otherwise on a director’s retirement, in which case all unvested shares will accelerate and vest 100% as of the date of death, disability, change of control, or retirement. Shares that are issued under the stock plan can be clawed back in the event of specified instances of misconduct.

Before 2012, we made annual equity grants to our non-employee directors under the Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan (the “option plan”). As of April 15, 2020, 42,000 shares are subject to outstanding options held by current non-employee directors. Previously, under the option plan, each non-employee director automatically received an option to purchase 3,500 shares of our common stock on the first business day following each annual meeting of our stockholders. The option exercise price was the NYSE closing price of our common stock on that date. Payment of the exercise price can be made in cash or in shares of common stock held by the director for at least one year. No stock option can be exercised during the first six months of its term except in the case of death. Each option has a ten-year term. No future awards will be made under the option plan.

Director Compensation Table

This table shows the total compensation received in 2019 by each of our non-employee directors:

DIRECTOR COMPENSATION FOR 2019
Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
J. Michael Adcock	129,500	110,000	n/a	n/a	n/a	—	239,500
Gary R. Christopher (3)	104,500	110,000	n/a	n/a	n/a	—	214,500
Steven B. Hildebrand	119,500	110,000	n/a	n/a	n/a	—	229,500
Carla S. Mashinski	110,500	110,000	n/a	n/a	n/a	—	220,500
William B. Morgan	118,500	110,000	n/a	n/a	n/a	—	228,500
Larry C. Payne	100,000	110,000	n/a	n/a	n/a	—	210,000
G. Bailey Peyton IV	73,500	110,000	n/a	n/a	n/a	—	183,500
Robert J. Sullivan Jr.	81,500	110,000	n/a	n/a	n/a	—	191,500
_________________________
1.Represents cash compensation for board and committee meeting attendance, retainers, and service as a board or committee chair.
2.On May 2, 2019, each director was granted a restricted stock award for 9,098 shares with a grant date fair value of $110,000. The amounts included for each director in the “Stock Awards” column are the aggregate grant date fair value computed under FASB ASC Topic 718 based on a stock price of $12.09, reflecting the fair market value on the date of grant. The non-employee directors have the following aggregate number of shares subject to stock and option awards outstanding at December 31, 2019:

Name	Stock Awards	Options
J. Michael Adcock	14,836	7,000
Gary R. Christopher (3)	14,836	7,000
Steven B. Hildebrand	14,836	7,000
Carla S. Mashinski	14,836	—
William B. Morgan	14,836	7,000
Larry C. Payne	14,836	3,500
G. Bailey Peyton IV	14,836	3,500
Robert J. Sullivan Jr.	14,836	7,000

3. Mr. Christopher passed away on April 21, 2020.

Executive Compensation

Overview of NEOs’ 2019 Compensation

This table summarizes the major components of our NEOs’ 2019 compensation:

OVERVIEW OF NEOs’ 2019 COMPENSATION
Name	Salary	Cash Bonus		Shares of Restricted Stock (1)
		Performance Based	Discretionary	Performance Based	Time Vested
Larry D. Pinkston	$887,500	$330,613	—	123,808	82,539
David T. Merrill	$545,000	$142,117	—	62,530	41,686
Mark E. Schell	$492,000	$128,296	—	56,454	37,636
John H. Cromling	$466,000	$134,850	—	53,464	35,642
G. Les Austin	$370,000	$96,483	—	41,371	27,581
_________________________
1.Amounts shown as performance-based stock awards are target amounts.
Protecting the Integrity of Our Compensation Practices

The following compensation practices are included in our compensation program:
•Clawback rights – Our Second Amended and Restated Stock and Incentive Compensation Plan includes a mandatory clawback provision. We have the right to “clawback” long-term or short-term incentive compensation paid to any participant, including our NEOs and directors, who commits acts of fraud or dishonesty, including those that result in a financial restatement.
•Performance metrics – For 2019, sixty percent (based on target) of our NEOs’ long-term incentive awards were granted subject to performance metrics. Sixty percent (based on target) of our NEOs’ 2019 short-term incentive cash bonus was based on pre-established objective performance measures and forty percent (based on target) was based on subjective performance goals and potential discretion.
•Stock ownership and retention guidelines for directors and NEOs – We have stock ownership and retention guidelines applicable to our NEOs and directors. Within five years of election, and subject to the requirement that 50% of net shares awarded be held until the assigned levels are met, our CEO must hold shares valued at five times base salary, our other NEOs must hold shares valued at three times base salary, and our directors must hold shares valued at three times annual retainer. Required holdings are calculated on the later of the adoption of the policy or election as an officer or director and as more particularly described in our stock ownership policy, appended to our corporate governance guidelines, available on our website at http://www.unitcorp.com/investor/governance.html. All of our directors and all NEOs except Mr. Austin (who became subject to holding requirements in 2017 and has until 2022 to become compliant) hold shares above required holding levels.
•Hedging and Pledging Policy – We have a policy prohibiting our directors and NEOs (and any other officers filing Section 16 reports with the SEC) from hedging or pledging our common stock. The policy specifically prohibits the purchase, sale, or writing of “calls, puts, or other options or derivative instruments.” Based on their answers to our most recent directors and officers questionnaires, no directors or NEOs have hedged or pledged company stock. Non-Section 16 officers and all other employees are subject to a policy that strongly discourages engaging in “hedging or monetization transactions, such as zero-cost collars and forward sales contracts” and requires any proposed hedging transactions to be pre-cleared by our General Counsel. No employees requested clearance from the General Counsel for hedging transactions in 2019.
•Ongoing compensation risk assessment – Our compensation committee conducts a formal annual compensation risk assessment. The committee has determined that there are adequate design features and controls in place to ensure that our compensation plans and practices do not encourage unnecessary risk-taking and are not reasonably likely to have a material adverse effect on us.
•Minimum vesting requirements on equity awards – We have minimum vesting requirements for all awards (other than SARs or options) under our stock and incentive compensation plan, which provides that for other than SARs and options, awards under the plan will be subject to a minimum three-year vesting period unless performance-based, in which case the vesting period will be at least one year, subject to the right of the committee to grant up to five percent of shares available for grant under the plan free of these restrictions.
•Prohibition of Option Repricing – Except in connection with corporate transactions involving the company (like dividends, stock splits, reorganizations, mergers, etc.), the terms of outstanding awards may not be amended to reduce the exercise price of outstanding options or SARs or cancel outstanding options or SARs in exchange for cash, other awards, options or SARs without stockholder approval.

Compensation Committee Report

The compensation committee has reviewed and discussed with our management the following compensation discussion and analysis. Following that review and discussion, the compensation committee recommended to our board that the compensation discussion and analysis be included in this annual report on Form 10-K for fiscal year 2019.
The members of the compensation committee are:

Carla S. Mashinski – Chair
William B. Morgan
J. MichaelAdcock
Steven B. Hildebrand

Compensation Discussion and Analysis

To assist you in reviewing our compensation discussion and analysis, we have arranged our discussion into these sections, each of which may have its own subsections:
•Our general compensation objectives
•Elements of our compensation program
•Our compensation policies and program as they relate to risk management
•Effect of stockholder say-on-pay vote on compensation decisions
•Administration of our executive compensation program – overview of the process
•Role of compensation consultant
•Role of CEO
•Peer group
•2019 salaries
•2019 long-term incentive awards
•2019 annual cash bonus awards
•2019 compensation decisions pertaining to 2020 compensation
•Performance-based stock awards vesting during or for fiscal year 2019
•Stock ownership policy
•Policy on hedging and pledging our securities
•No backdating, spring-loading, or repricing of options
•Non-employee director compensation
•Tax considerations
•Employment agreements

Our general compensation objectives. Our goals are to attract, motivate, reward, and retain qualified employees. We try to satisfy those goals in a way that aligns our employees’ interests with both our business and financial objectives, as well as the interests of our stockholders. So we:
•offer a competitive compensation mix comprising competitive salaries, short-term and long-term incentives, and certain additional benefits;
•reward performance that achieves our business objectives and enhances the performance of our common stock; and

•link executive compensation to our stockholders’ interests both generally through equity awards as components of executive and non-executive compensation, and more specifically by tying a significant portion of both long- and short-term incentive compensation for our executives to various performance goals.

Elements of our compensation program. Our executive compensation program includes salary, annual cash bonus (also called “short-term incentive awards”), and certain forms of equity awards (also called “long-term incentive awards”). We also make available health, disability and life insurance, certain indemnification protection, 401(k) retirement benefits, separation benefits, and certain limited perquisites. Each element of our compensation program is viewed as a necessary component of the mix required to attract and retain talented executives, reward them for quality performance, and motivate them to focus on both the company’s short- and long-term performance. We believe a competitive salary is required to attract and retain qualified executives. When authorized, annual cash bonuses provide executives with potential earnings based on annual financial and operating results and reward them for short-term successes. Long-term incentive awards are used to motivate both long- and short-term results and aid in the retention of our executives. Compensating our executives for company performance in both the short term and the long term aligns our executives’ compensation with the interests of our stockholders. Indemnification protections, retirement and separation benefits, and general perquisites are commonly included in executive compensation packages offered by our competitors, and providing them helps achieve our compensation goals.

The following chart provides further details about the elements of compensation and benefits that we pay (or offer) our executives and why we do so:

Form of compensation or benefit	Description	Purpose and what it rewards	Interaction with other elements of compensation or benefits
Base Salary	Regular cash income, paid semi-monthly.	Provides competitive and predictable regular compensation and rewards core competence and experience.	Is a fundamental or foundation component of our overall competitive pay mix; serves as a short-term feature to balance long-term incentives.
Cash Bonus (or “short-term incentive compensation”)	Part objectively performance-based cash awards and part discretionary or subjectively performance-based cash awards under the Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan.	Provides an annual incentive award in cash based on the attainment of designated objective and subjective performance measures, as well as based on committee discretion.	Serves as a short-term incentive to balance long-term incentives; rewards short-term performance, aligning executives’ interests with those of the stockholders in the short term.
Long-term Incentives	We generally used awards of restricted common stock as our form of long-term incentive compensation. Pay-out is generally staggered over a vesting period, although we have in the past also awarded retention shares structured to have a one-time “cliff” vesting feature. We tie a significant part of this award to attainment of certain performance criteria.	Provides long-term incentive to contribute to company performance and rewards corporate performance and continued service with company.	Balances the short-term features of our mix and motivates our executives to enhance corporate performance, further aligning executive interest with stockholder interests.
Indemnification	We indemnify our officers and directors to the fullest extent permitted by law. This is required by our charter, bylaws, and certain contracts.	We include this as a compensation element because it is commonly provided by peer organizations and is valued by our executives. We believe it allows our executives to be free from undue concern about personal liability for their service to the company and it rewards willingness to serve in positions that carry exposure to liability.	Represents a significant component of a competitive executive compensation package.
Medical, Dental, and Life Insurance	Available to full-time company employees through our benefit plans. The value of these is not included in the Summary Compensation Table, since they are available on a company-wide basis.	We include this as a compensation element as it is commonly provided by our competitors and it encourages the health of our employees, and adds to employee productivity and loyalty.	Represents a significant component of a competitive executive compensation package.
Executive Disability Insurance	This is a paid disability insurance premium benefit offered only to executive level employees.	We include this because it is a standard executive level benefit believed necessary to stay competitive in the market.	Works with other elements to create a competitive compensation package.
Other Paid Time-off Benefits	We provide vacation and other paid holidays to full-time employees, including the NEOs.	Rewards continuity of service and is a standard benefit comparable to the vacation benefits provided by competitors.	Works with other elements to create a competitive compensation package.
Unit Corporation Employees’ Thrift Plan [401(k) plan]	Tax-qualified retirement savings plan under which participating employees can contribute up to 99% of their pre-tax compensation, a portion of which the company can match.	A 401(k) plan is a standard corporate benefit and our match to the participants is a competitive feature of our plan. This benefit rewards continuity of service.	Works with our other executive pay components to create a competitive overall executive compensation package.
Unit Corporation Salary Deferral Plan [Non-qualified plan]	Our non-qualified plan allows designated participants to defer salary and cash bonus for tax purposes until actual distribution at termination, death, in service, or under defined hardship. We do not make matching contributions to this plan.	This element of compensation is a standard benefit at executive levels, and is a component of our program that contributes to our competitiveness. This rewards continuity of service.	Works with our other executive pay components to create a competitive overall executive compensation package.
Separation Benefits	We provide payments to salaried full-time employees in cases of involuntary termination, change-in-control, or on retirement after 20 years of service with the company.	This component of our program contributes to our competitiveness, and helps retain our employees. This benefit rewards length and continuity of service.	Works with our other executive pay components to create a competitive overall executive compensation package.
Perquisites	We provide a car allowance to our NEOs and pay for certain club memberships.	Compensating with certain perquisites adds to the general attractiveness and competitiveness of our compensation mix, and helps attract and retain the executive talent we value.	Works with our other executive pay components to create a competitive executive compensation program.

Our compensation policies and program as they relate to risk management. The compensation committee conducted an annual compensation risk assessment at its October 2019 meeting. It received information about our compensation policies and programs for both executive and non-executive employees for 2019, including the structure of awards then outstanding under those programs. Based on its review, the committee concluded that our compensation policies and practices did not encourage unreasonable or inappropriate risk taking, nor were they reasonably likely to have a material adverse effect on the company. The committee believes that the following factors help control or mitigate any potential compensation-related risks:
•We use a mix of fixed and variable, short-term and long-term compensation;
•Total payouts under all incentive award scenarios are not believed to be excessive based on compensation surveys and peer compensation level analyses, and are consistent with our financial resources;
•NEO incentive compensation is subject to clawback under specified circumstances;
•Controls are in place to enhance the integrity of recorded results on any objective performance measures;
•Our NEOs generally have substantial levels of stock ownership, reflecting alignment with our stockholders and providing a continuing incentive to align risk towards increasing stockholder value; and
•The NEOs’ performance-based awards have certain risk-mitigating features, including capped maximum payouts; appropriately tiered goals/performance metrics; and overlapping multi-year vesting terms for restricted stock awards.

Effect of stockholder say-on-pay vote on compensation decisions. The committee reviews the results of the previous year’s say-on-pay vote in making its executive compensation decisions. The voting results from the 2019 annual meeting of stockholders reflected that approximately 96.6% of shares voting on that item approved our 2018 executive compensation detailed in our 2019 proxy statement. The committee views the 96.6% approval rating as affirmation of its general approach to executive compensation and continues setting executive compensation as it has previously done, attempting to gauge competitive practices and authorizing compensation within the range of what is deemed competitive and appropriate in our industry. Based on the vote of our stockholders, we provide our stockholders an annual say-on-pay vote.

Administration of our executive compensation program – overview of the process. Our executive compensation program is administered by our compensation committee. The chair of the compensation committee, our CEO, and our vice president of human resources meet several times during the year to analyze the compensation packages for our executive and non-executive employees. Our CEO will usually make recommendations regarding salaries and any short- or long-term incentives awards for the NEOs besides himself. (See “Role of CEO” for greater detail on the role of the CEO.) None of our NEOs has a role in recommending his or her own compensation.

Each December the committee considers the CEO’s salary recommendations for non-CEO NEOs, along with any peer and market information presented to the committee, and decides the appropriate salary for the CEO and the other NEOs. The committee then presents its salary determination to the full board. Salaries that are adjusted from the previous year are effective starting January 1st of the new year. No action is taken regarding annual short-term incentive awards until sometime after the start of the year following the year to which the bonuses relate. This allows time for the complete financial and performance results for the prior year to be considered. Once that information is available any annual bonus awards for the prior year are determined. Long-term incentive awards are made prospectively, usually in the first quarter of the year to which they relate, and peer and performance information is considered at the time the awards are granted. So, for 2019, salary determinations were made in December 2018 effective January 1, 2019, long-term incentive awards were determined in February 2019, and short-term incentive awards were determined in February 2020 based on performance metrics and discretionary goals selected in early 2019. Equity awards are effective on the date of the committee’s approval of the award.

Generally, once the committee approves the NEOs’ compensation, the only adjustments that might be made before the committee’s next annual review would be those deemed necessary or useful due to a change in circumstances (e.g., a promotion or material increase in responsibility, or if a severe downturn in our industry occurs). It is possible, however, that the committee may make adjustments in the future based on changed circumstances, and those changes would be on an ad hoc basis and could affect any element of compensation based on the actual circumstances.

In selecting our NEOs’ overall compensation package, the committee considers the financial and operating results of the company or its segments, including:
•the growth in each segment of the company;
•net income, cash flow, asset base growth, and return on invested capital;
•long-term debt levels;
•any acquisitions made during the year;
•the attainment of any designated business objectives; and

•our compensation practices compared to those of other companies.

The committee may also consider any significant changes in or to our industry, and general economic conditions. Individual NEO contributions are noted in the context of considering our overall financial and operating results and in evaluating outcomes on any specific performance-based short- and long-term incentive awards. When performance-based awards are granted, the designated performance measures are selected in advance and certified by the committee early in the performance period. Performance goals or measures may change from year to year. Decisions on pay not tied to performance-based incentive awards are made at the committee’s discretion, with subjective goals sometimes attached. In those cases there is no weighting of assessed factors, no formulaic modeling of how to tie company or individual achievement to awards, no fixed position on whether prior compensation should be considered in making compensation decisions, or whether or how to incorporate any other criteria-based measures into the compensation-setting process.

Role of compensation consultant. The committee used Villareal Associates (Villareal), a Tulsa, Oklahoma-based compensation consultant, to assist it in determining the types and amounts of the compensation paid to our executives for 2019. The committee has used the services of Villareal as its independent compensation consultant since 2009. Villareal provided peer and survey information used in determining all components of our NEOs’ reported compensation. Villareal also worked with our management and the vice president of our human resources department to create the metrics used in our performance-based incentive awards.

In 2019, we incurred fees of $29,175 from Villareal, all of which was for executive compensation services. The committee’s selection of Villareal was not based on a recommendation by our management, but was based on the committee’s preferences. At its February 2020 meeting, the committee reviewed the compensation consultant independence questionnaire completed by Villareal. Based on Villareal’s answers to the questionnaire and committee discussion, the committee determined there is no conflict of interest created by Villareal’s work for either the committee or the company.

Role of CEO. Before those meetings when it decides our NEOs’ compensation, committee members receive and review the recommendations (and any information on which they are based) made by our CEO, regarding the salary and incentive-based compensation for the other NEOs. Our CEO does not evaluate or make a recommendation regarding his salary or incentive compensation. Our CEO also meets with the committee and discusses his recommendations. The executives subject to the CEO’s recommendations are not present during these deliberations. The compensation committee has the authority to accept, reject, or adjust the CEO’s recommendations or those made by any other person. After the committee has decided on the NEOs’ compensation, its determinations are then submitted to the full board. The board then ratifies (and approves, if required) the committee’s determinations. The board (acting through its independent directors only) has the authority to make any changes it feels are appropriate to the recommendations of the committee.

Peer group. The peer group we used in evaluating the executive compensation decisions being reported in this proxy statement is composed of companies we feel are the best match for us in industry and revenues, and, to a lesser degree, market capitalization. It is the committee’s view that annual revenues as opposed to market capitalization represent a better criterion to use in identifying energy companies for the peer group because revenue size is more stable over time and is more commonly used to evaluate compensation. Adjusted from our 2018 peer group by removal of Cabot Oil & Gas Corporation, Cimarex Energy Co., Newfield Exploration Company, and Parker Drilling Company (due to merger, bankruptcy or corporate restructuring) and the addition of Extraction Oil & Gas, Inc., Gulfport Energy Corporation, Precision Drilling Corporation, and SRC Energy, Inc. (companies deemed peer-appropriate in terms of revenues, market capitalization and line of business), our 2019 peer group includes the following companies (the “2019 peer group”):

•	Carrizo Oil and Gas, Inc.	•	Patterson – UTI Energy, Inc.
•	Denbury Resources, Inc.	•	PDC Energy, Inc.
•	Extraction Oil & Gas, Inc.	•	Pioneer Energy Services Corporation
•	Gulfport Energy Corporation	•	Precision Drilling Corporation
•	Helmerich & Payne, Inc.	•	SM Energy Company
•	Laredo Petroleum, Inc.	•	SRC Energy, Inc.
•	Oasis Petroleum, Inc.	•	Whiting Petroleum Corporation
		•	WPX Energy, Inc.

2019 salaries. Our NEOs’ salaries were determined at the compensation committee’s December 2018 meeting. At the committee’s October 2018 meeting, our vice president of human resources presented compensation survey data that indicated that industry-wide salary increases for 2019 would be between 3% and 3.3%. At the December 2018 meeting, Mr. Pinkston recommended NEO salary increases of 3% for all NEOs other than Mr. Austin. For Mr. Austin, who had received no 2018 salary increase due to his late 2017 start date, Mr. Pinkston recommended a 5.7% salary increase. Mr. Pinkston made no recommendation as to his own 2019 salary. In addition to the information provided by the vice president of human resources, along with the CEO’s recommendations, the committee reviewed total compensation information provided by our compensation consultant Villareal.

Villareal’s December 2018 materials included 2017 executive compensation market information obtained from SEC filings for the company’s executive compensation peer group consisting at that time of Cabot Oil & Gas Corporation, Carrizo Oil & Gas, Inc., Cimarex Energy Company, Denbury Resources, Inc., Helmerich & Payne, Inc., Laredo Petroleum, Inc., Newfield Exploration Company, Oasis Petroleum, Inc., Parker Drilling Company, Patterson - UTI Energy, Inc., PDC Energy, Inc., Pioneer Energy Services Corporation, SM Energy Company, Whiting Petroleum and WPX Energy, Inc. (the “2018 peer group”). The Villareal materials also included 2018 market compensation information based on survey data for executives with positions comparable to the NEOs, obtained from the 2018 Mercer Survey for energy companies with a $1.0 to $3.0 billion revenue range; the 2018 ECI Survey for energy companies and company divisions of size comparable to Unit; and Economic Research Institute’s Executive Compensation Assessor, providing data covering 2,000 industries and over 500 top management/executive positions, including energy companies of comparable size to Unit.

The Villareal materials reflected that overall, total cash compensation paid to our named executive officers for 2018 was 12% above the survey-based market as measured by the average total compensation for comparable executive positions (applying a 15% upward adjustment to market data for the General Counsel to better reflect his additional responsibilities), and that based on salary alone they were above the survey group by approximately 15%. However, the named executive officers’ 2018 total compensation was below market by 33% compared to the 2017 total compensation of the 2018 peer group according to proxy filings.

After review of the various materials provided to it at the December 2018 meeting, the committee approved a 5.7% increase for Mr. Austin and a 3.0% increase for all other NEOs as well as the CEO, determining the increases to be reasonable and competitive in the then-current market.

2019 long-term incentive awards. The NEOs’ 2019 long-term incentive awards were determined at the committee’s February 2019 meeting. Materials for the meeting included the 2018 segment highlights, substantially in the form that was included in our Annual Report on Form 10-K filed with the SEC on February 26, 2019, which listed various achievements by the company’s business segments during 2018. The committee also reviewed the CEO Performance Assessment Survey for 2019 performance completed by the non-employee directors. That survey indicated that on the whole the directors felt that the CEO was performing at a skilled or highly-skilled level.

The committee also reviewed and discussed materials prepared by Villareal. Referring to the companies in the 2019 peer group, Villareal’s February materials reflected the following:
•For the peer group NEOs for fiscal year 2017, the most recently-completed year for which proxy information was available as of the meeting date, average total compensation was $17 million and median total compensation was $16.5 million, while total 2017 compensation for the company’s NEOs (as set forth in its 2018 proxy statement) was $11.5 million;
•Mr. Pinkston’s total 2017 compensation was $4.2 million, compared to the $7 million average of the highest-paid positions for the peer group for 2017, and the company’s non-CEO NEOs’ average total compensation was $1.8 million, compared to the $2.5 million average total compensation paid to the second through fifth most highly-compensated peer group executives during 2017;
•For the period 2014 - 2017, the average ratio of NEO total long-term incentive awards to company cash flow (the “NEO LTI-to-cash-flow ratio”) for the peer group was 1.82%, compared to a NEO LTI-to-cash-flow ratio of 1.94% for the company;
•For the period 2014 - 2017, the average ratio of NEO total short-term incentive compensation to company cash flow (the “NEO STI-to-cash-flow ratio”) for the peer group was 0.69%, compared to a NEO STI-to-cash-flow ratio of 0.30% for the company; and
•For 2017, Mr. Pinkston received a total bonus of $0.72 million or 91.8% of salary compared to an average bonus to the highest paid peer group executives of $1.3 million or 173.9% of salary. Mr. Pinkston’s 2017 long-term incentive award was valued at $2.7 million or 340.5% of salary compared to an average long-term incentive for the highest paid peer group executives of $4.4 million or 575.8% of salary. The company’s 2017 group of non-CEO NEOs received an average bonus of $0.28 million or 63.9% of salary compared to an average bonus for the second through fifth most highly paid executives in the peer group of $0.54 million or 131.7% of salary, and the value of their long-term incentive awards averaged 244.2% of their salaries, compared to the average value of the comparable peer group employees’ long-term incentives at 374.6% of salaries.

Targets for NEO long-term incentive awards, which were set by the committee in February 2013 and continue to be used by the committee because they are believed to continue to represent market targets, were 329% of salary for the non-CEO NEOs and 400% of salary for the CEO. The committee decided that to pay competitively with the market, awards should be granted at 100% of target based on recent stock prices. The committee further decided that 60% of the stock awards should be performance based and 40% time vested. Half of the performance-based component (the “TSR Award”) would cliff vest at the end of a three-year performance period in an amount determined based on the company’s TSR for that period compared to the TSR of the peer companies during that time, and the other half (the “CFTA Award”) would vest in three annual installments in an amount determined based on the company’s consolidated cash-flow-to-assets ratio relative to the actual cash-flow-to-assets ratios of the 2019 peer companies for each of 2019, 2020, and 2021. The committee chose this award structure because it believes that TSR is a readily understood and commonly used measure of corporate performance aligning our management with our stockholders, that the cash-flow-to-assets ratio is a meaningful way to quantify the efficiency of the company’s use of its assets, and that comparing our performance on those measures to peer performance on the same measures provides additional meaningful performance information.

TSR award. The target number of shares for the TSR award is 30% of the total shares awarded each NEO for their 2019 long-term incentive awards (half the performance-based award), but the actual number of shares that vest could be more or less than target, depending on performance results. TSR for both the company and the 2019 peer group will be determined using this formula:

TSR = Ending stock price – Beginning stock price + Dividends
Beginning stock price

For the formula, the ending and beginning common stock price uses the average of the closing price of our common stock on the NYSE for the 15-trading-day period ending on the start and end of the designated performance period (February 19, 2019 to February 19, 2022) and the 2019 peer group stock prices are determined in the same manner. Based on application of the above formula, the number of performance-based shares that will ultimately vest for the NEOs will be determined by the TSR of the company relative to the TSR of the 2019 peer group at the end of the performance period, as follows:

Company’s Performance Percentile Rank (Unit TSR vs. Peer TSR)	Vesting (% that will vest)
>90	200%
90 (Outstanding)	200%
75	150%
60 (Target)	100%
50	75%
40 (Threshold)	50%
<40	—%
Straight line interpolation will determine the percentage of the awards that will vest when performance falls between the percentile ranks in the table above.

CFTA award. The CFTA award will vest annually in three installments beginning March 9, 2020. The target number of shares for each installment of the CFTA award are one third of the total CFTA award, which was 30% of the entire long-term incentive award (half the performance-based award), but the final number of shares that vest could be more or less, based on actual performance. For the award, cash flow is defined as cash flow before changes in assets and liabilities. The performance period is the three-year period consisting of fiscal years 2019, 2020, and 2021. The number of shares that vest will be determined by the percentile rank of the company’s actual consolidated cash-flow-to-assets ratio for each year in the performance period relative to the actual consolidated cash-flow-to-assets ratio of the 2019 peer companies for each of those years (2019 for the first installment, 2020 for the second installment, and 2021 for the third installment), as follows:

Company’s Performance Percentile Rank (Unit consolidated cash-flow-to-assets ratio vs. Peer cash-flow-to-assets ratio)	Vesting (% of each installment that will vest)
>90	200%
90 (Outstanding)	200%
75	150%
60 (Target)	100%
50	75%
40 (Threshold)	50%
<40	—%
Straight line interpolation will determine the percentage of the awards that will vest when performance falls between the percentile ranks in the table above.

2019 annual cash bonus awards. Our NEOs’ 2019 annual cash bonus short-term incentive awards (STIs) were made under the Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan based on performance goals determined early in the performance period. The awards certified for payment by the committee were determined based on the company’s objective performance on a "financial performance" award and a "scorecard" award (set forth at the end of this section). The committee considered the company’s financial circumstances and the conditions in the industry and chose not to make any discretionary cash bonus awards for 2019, despite recognizing the NEOs’ efforts toward accomplishing the four subjective goals tied to the discretionary component of the award (continued enhancement of cybersecurity measures, completion of a formal midstream strategic plan, implementation of corporate-culture-survey-related policy enhancements, and implementation of employee training/development and coaching programs).The percentage-of-salary targets chosen for the NEOs’ 2019 STIs were set at approximately 100% of the STI targets originally established for the NEOs in 2013 based on prevailing peer and competitor practices. The maximum possible payout for outstanding performance on the combined performance-based and discretionary short-term incentive award is 200% of salary for the CEO, and 140% of salary for the other NEOs.

The committee certified 2019 STIs as follows:

2019 Short-term Incentive Cash Bonus Awards
	Performance-based Component	% of Target	% of Salary	Discretionary/ Subjective Goals Component	% of Target	% of Salary	Total Cash Bonus	% of Salary
Mr. Pinkston	$330,613	62.1%	37.25%	—	—	—	$330,613	37.25%
Mr. Merrill	$142,117	62.1%	26.08%	—	—	—	$142,117	26.08%
Mr. Schell	$128,296	62.1%	26.08%	—	—	—	$128,296	26.08%
Mr. Cromling	$134,850	68.9%	28.94%	—	—	—	$134,850	28.94%
Mr. Austin	$96,483	62.1%	26.08%	—	—	—	$96,483	26.08%

The performance-based short-term incentives comprised two separate awards, a “financial performance award,” and a “scorecard award.” The financial performance award was computed in the same manner for all segments of the company, but weighted more heavily for Messrs. Pinkston, Schell, Merrill, and Austin, the corporate NEOs (60% of the total performance-based bonus amount), and less heavily for Mr. Cromling and the other heads of our business operating segments who participate in the performance award program (20% of the total performance-based bonus amount). The total performance-based incentives available to the NEOs for 2019 were multipliers of their salaries that were based on the level of performance achieved, as detailed in the scorecard tables at the end of this section. Amounts payable for performance falling between two performance levels is determined by straight line interpolation.

For purposes of the financial performance award, NEO performance was measured in terms of the company’s actual 2019 adjusted EBITDA, defined as “earnings before interest, income taxes, depreciation, depletion, and amortization, adjusted for non-cash gain or loss on derivatives, stock compensation expense, gain or loss on disposition of assets, impairments, and other non-cash items (primarily debt related).” For an explanation of how the company calculated adjusted EBITDA for 2019 and a reconciliation of adjusted EBITDA to the measures the company believes to be the most directly comparable to those measures under GAAP, please see “Reconciliation of Adjusted EBITDA” on page 12 of our press release filed on Form 8-K on March 16, 2020 in which fourth quarter and year end 2019 results were announced. Adjusted EBITDA was selected as the performance measure for this component because it is believed to be a commonly-used and meaningful measure of performance both to stockholders and to the NEOs.

The scorecard component of the 2019 short-term incentive award was based on the performance of our three primary operating segments, and the performance metrics differed for each segment. The scorecard award for Messrs. Pinkston, Merrill, Schell, and Austin, our corporate-level NEOs, is referred to as the “corporate scorecard award.” The scorecard award for Mr. Cromling, Executive Vice President of Unit Drilling Company (UDC), is referred to as the “drilling segment scorecard award.” We have two additional operating subsidiaries, the heads of which participate in our performance award program: Unit Petroleum Company (UPC), our exploration and production segment, and Superior Pipeline Company, L.L.C. (SPC), our midstream segment. UPC’s Executive Vice President and SPC’s President are not named as NEOs and their compensation is not covered in this proxy statement, but the scorecards for their respective segments factor into the corporate scorecard award and are detailed in the footnotes to the scorecard table for Mr. Pinkston.

The goals selected for the operating segment heads were initially selected by our CEO in consultation with the individual segment heads, and they were submitted to and approved by the committee. Each year the CEO and the committee review and make changes to the goals as circumstances change. Each goal was chosen because it was believed to relate to an important and measurable financial, operating, or strategic goal of that operating segment. The process for setting the threshold, target and outstanding levels for each metric is dependent upon the metric. For many of the metrics, the “target” performance level is set based on the budget for the coming year and the “threshold” and “outstanding” numbers are then chosen within a reasonable range of the “target.” For other metrics, the “threshold” is set at a level that creates economic value for the company and its stockholders while the “target” and “outstanding” levels are set as significant improvements to the “threshold” level. The committee strives to maintain vigorous targets which may increase or decrease from the prior year's targets after considering the impact of industry conditions, commodity prices, capital spending budgets, segment objectives, and other factors.

2019 corporate scorecard award. The scorecard for Messrs. Pinkston, Merrill, Schell, and Austin was a composite of the scorecards of the three business segments. The segments were weighted 70% for the oil and natural gas segment, 15% for the drilling segment, and 15% for the midstream segment. This weighting was initially based on the relative expected cash flow contribution of each operating segment as projected at the time the awards were established, and then adjusted to ensure each segment’s weighting would be high enough to be relevant to the overall measurement. The incentive range for these awards is 40% of the performance based incentive opportunity range for the corporate NEOs, reflecting the weighting of the corporate scorecard award relative to the financial performance award for those NEOs.

2019 drilling segment scorecard award. The incentive range for the scorecard award as a whole was 80% of the total incentive opportunity range for this performance-based incentive award for the segment head. The drilling segment's scorecard award was determined based on the segment’s performance on four factors: (1) accidents per 200,000 man-hours; (2) cash flow per rig per day; (3) number of rigs operating; and (4) rig down-time.

The committee believes that safety is a paramount concern in the oil and gas drilling industry, and incentives tied to improved safety performance, such as reduced accidents per man hours worked, are believed to be in the best interests of that segment.  Cash flow is a commonly-used financial measure in all areas of business, and the committee believes that for the drilling business, cash flow per rig per day is a valuable measure of financial performance.  The number of rigs operating and rig down-time both reflect the operating efficiency of the organization and impact the bottom line of the business, so increased rig utilization and decreased rig downtime are worthwhile performance goals approved by the committee.

2019 exploration and production segment scorecard award. The incentive range for the scorecard award as a whole was 80% of the total incentive opportunity range for this performance-based incentive award for the segment head.  For the head of our exploration and production segment, the performance measures approved were: (1) production replacement with new reserves; (2) rate of return for new wells drilled; (3) oil production growth; and (4) operating costs.

Rates of return and operating costs were selected as metrics because both will have measurable impact on the financial performance of the segment.  Production growth and production replacement with new reserves were selected as metrics because they are both good measures of added value to the exploration and production segment.

2019 midstream segment scorecard award. The incentive range for the scorecard award as a whole was 80% of the incentive opportunity range for this performance-based incentive award for the segment head. This segment's scorecard performance was determined based on the segment's performance on these three factors: (1) volumes gathered; (2) return on invested capital; and (3) segment EBITDA.

Metrics tied to segment EBITDA and return on invested capital were selected because they are commonly used financial measures believed to provide meaningful measures of midstream segment performance and efficiency.  Metrics tied to volumes gathered relates to an operational goal that enhances the midstream segment’s revenue and bottom line.

The amounts paid to the participating NEOs for the performance-based components of the 2019 cash bonus awards are set forth in the scorecard tables that follow.

John Cromling:

A. Drilling Segment Scorecard Award
Performance Measure (each weighted at 20%)	Threshold (pays 16.80% of salary/4.20% per factor)	Target (pays 33.60% of salary/8.40% per factor)	Outstanding (pays 67.20% of salary/16.80% per factor)	Actual	% Salary Payable(1)	Bonus Payable
Accidents (2)	1.63	1.45	1.09	2.10	0.00
Cash Flow per Rig per Day (3)	$5,449.00	$5,763.00	$6,200.00	$6,009.69	13.14
Number of Rigs Operating (4)	28.00	32.00	39.00	24.60	0.00
Rig Down-time (5)	0.83%	0.75%	0.64%	0.71%	11.45
Scorecard Total					24.60
B. Financial Performance Award
	Threshold (4.20% of Salary)	Target (8.40% of Salary)	Outstanding (16.80% of Salary)	Actual	% Salary Payable
Unit Corporation Adjusted EBITDA (6)	$284,274,000	$355,826,000	$435,113,000	$285,558,000	4.34
Financial Performance Award Total					4.34

Total Objective Performance-based Bonus Award (A + B) for Mr. Cromling						$134,850
 _________________________
1.Decimals truncated so total is slightly off due to rounding.
2.Defined as number of recordable accidents per 200,000 man-hours worked.
3.Defined as average daily cash flow generated per rig in 2019.
4.Defined as average number of rigs operating per day in 2019.
5.Defined as total rig hours available but not billed as a ratio of total rig hours available.
6.Defined as 2019 earnings before interest, income taxes, depreciation, depletion, and amortization, adjusted for non-cash gain or loss on derivatives, stock compensation expense, gain or loss on disposition of assets, impairments and other non-cash items (primarily debt-related).

Larry Pinkston:

A. Corporate Scorecard Award (1)
Performance Measure - Segment Scorecards (2)	Threshold	Target	Outstanding	Actual	% Salary Payable (3)	Bonus Payable
UPC Scorecard	16.80% (8.40% of salary)	33.60% (16.80% of salary)	67.20% (33.60% of salary)	27.73%	13.87
UDC Scorecard	16.80% (1.80% of salary)	33.60% (3.60% of salary)	67.20% (7.20% of salary)	24.60%	2.64
SPC Scorecard	15.00% (1.80% of salary)	30.00% (3.60% of salary)	60.00% (7.20% of salary)	17.88%	2.15
Scorecard Total					18.65
B. Financial Performance Award (4)
	Threshold (18.00% of salary)	Target (36.00% of salary)	Outstanding (72.00% of salary)	Actual	% Salary Payable
Unit Corporation Adjusted EBITDA (5)	$284,274,000	$355,826,000	$435,113,000	$285,558,000	18.61
Financial Performance Award Total					18.61

Total Objective Performance-based Bonus Award (A + B) for Mr. Pinkston						$330,613
_________________________
1. 40% of total award opportunity, weighted by segment scorecards as follows: UPC - 70%, UDC - 15%, SPC - 15%.
2.Expressed as a percentage of salary payable to each division head for the Scorecard Award for his respective business segment. The UDC Scorecard entry corresponds to the “Scorecard Total” for Part A. of the table for Mr. Cromling, above. The UPC Scorecard entry is based on actual performance of our exploration and production segment, which is the “Scorecard Total” set forth in the following table:

Exploration & Production Segment Scorecard
	Threshold (totals 16.8% of salary/4.20% per factor)	Target (totals 33.60% of salary/8.40% per factor)	Outstanding (totals 67.20% of salary/16.80% per factor)	Actual	% Salary Payable (a)
Reserves Replacement (b)	120.00%	150.00%	200.00%	(204.00)%	0.00
Rate of Return - New Wells Drilled (c)	18.00%	21.00%	26.00%	1.30%	0.00
Oil Production Growth (d)	9.00%	11.00%	13.00%	11.60%	10.93
Operating Costs (e)	$1.44	$1.33	$1.22	1.21%	16.80
Scorecard Total					27.73
_________________________
a.Decimals truncated so total is slightly off due to rounding.
b.Defined as percentage of 2018 reserves replaced through 2019 drilling activity.
c.Defined as overall rate of return on new wells drilled and PUDs converted in 2019.
d.Defined as percentage growth in number of barrels oil produced in 2019 compared to 2018.
e.Defined as total operating costs divided by total production in terms of MCF-equivalent amounts.

The SPC Scorecard entry is based on actual performance of our midstream segment, which is the “Scorecard Total” set forth in the following table:

Midstream Segment Scorecard
	Threshold (totals 15.00% of salary/5.00% per factor)	Target (totals 30.00% of salary/10.00% per factor)	Outstanding (totals 60.00% of salary/20.00% per factor)	Actual	% Salary Payable (a)
Volumes Gathered (b)	144,161 MMCF	159,778 MMCF	180,201 MMCF	159,011 MMCF	9.75
Return on Invested Capital (c)	7.00%	7.50%	8.50%	6.67%	0.00
Segment EBITDA (d)	$45,560,000	$57,192,000	$68,824,000	$52,843,000	8.13
Scorecard Total					17.88
_________________________
a.Decimals truncated so total is slightly off due to rounding.
b.Defined as total volumes gathered for 2019

c.Defined as business unit EBITDA divided by the average invested capital for 2019.
d.Defined a business unit EBITDA for 2019.
3.Decimals truncated so total is slightly off due to rounding.
4. 60% of total award opportunity.
5.Defined as 2019 earnings before interest, income taxes, depreciation, depletion, and amortization, adjusted for non-cash gain or loss on derivatives, stock compensation expense, gain or loss on disposition of assets, impairments and other non-cash items (primarily debt-related).

David Merrill:

A. Corporate Scorecard Award (1)
Performance Measure - Segment Scorecards (2)	Threshold	Target	Outstanding	Actual	% Salary Payable (3)	Bonus Payable
UPC Scorecard	16.80% (5.88% of salary)	33.60% (11.76% of salary)	67.20% (23.52% of salary)	27.73%	9.71
UDC Scorecard	16.80% (1.26% of salary)	33.60% (2.52% of salary)	67.20% (5.04% of salary)	24.60%	1.85
SPC Scorecard	15.00% (1.26% of salary)	30.00% (2.52% of salary)	60.00% (5.04% of salary)	17.88%	1.50
Scorecard Total					13.05
B. Financial Performance Award (4)
	Threshold (12.60% of salary)	Target (25.20% of salary)	Outstanding (50.40% of salary)	Actual	% Salary Payable
Unit Corporation Adjusted EBITDA (5)	$284,274,000	$355,826,000	$435,113,000	$285,558,000	13.02
Financial Performance Award Total					13.02

Total Objective Performance-based Bonus Award (A + B) for Mr. Merrill						$142,117
_________________________
1. 40% of total award opportunity, weighted by segment scorecards as follows: UPC - 70%, UDC - 15%, SPC - 15%.
2.Expressed as a percentage of salary payable to each division head for the Scorecard Award for his respective business segment. The UDC Scorecard entry corresponds to the “Scorecard Total” for Part A. of the table for Mr. Cromling, above. The UPC Scorecard entry and the SPC Scorecard entry are based on actual performance of our exploration and production and midstream segments, which are detailed in the respective “Scorecard Totals” set forth in the footnoted tables following Mr. Pinkston’s scorecard, above.
3.Decimals truncated so total is slightly off due to rounding.
4. 60% of total award opportunity.
5.Defined as 2019 earnings before interest, income taxes, depreciation, depletion, and amortization, adjusted for non-cash gain or loss on derivatives, stock compensation expense, gain or loss on disposition of assets, impairments and other non-cash items (primarily debt-related).

Mark Schell:

A. Corporate Scorecard Award (1)
Performance Measure - Segment Scorecards (2)	Threshold	Target	Outstanding	Actual	% Salary Payable (3)	Bonus Payable
UPC Scorecard	16.80% (5.88% of salary)	33.60% (11.76% of salary)	67.20% (23.52% of salary)	27.73%	9.71
UDC Scorecard	16.80% (1.26% of salary)	33.60% (2.52% of salary)	67.20% (5.04% of salary)	24.60%	1.85
SPC Scorecard	15.00% (1.26% of salary)	30.00% (2.52% of salary)	60.00% (5.04% of salary)	17.88%	1.50
Scorecard Total					13.05
B. Financial Performance Award (4)
	Threshold (12.60% of salary)	Target (25.20% of salary)	Outstanding (50.40% of salary)	Actual	% Salary Payable
Unit Corporation Adjusted EBITDA (5)	$284,274,000	$355,826,000	$435,113,000	$285,558,000	13.02
Financial Performance Award Total					13.02

Total Objective Performance-based Bonus Award (A + B) for Mr. Schell						$128,296
_________________________
1. 40% of total award opportunity, weighted by segment scorecards as follows: UPC - 70%, UDC - 15%, SPC - 15%.
2.Expressed as a percentage of salary payable to each division head for the Scorecard Award for his respective business segment. The UDC Scorecard entry corresponds to the “Scorecard Total” for Part A. of the table for Mr. Cromling, above. The UPC Scorecard entry and the SPC Scorecard entry are based on actual performance of our exploration and production and midstream segments, which are detailed in the respective “Scorecard Totals” set forth in the footnoted tables following Mr. Pinkston’s scorecard, above.
3.Decimals truncated so total is slightly off due to rounding.
4. 60% of total award opportunity.
5.Defined as 2019 earnings before interest, income taxes, depreciation, depletion, and amortization, adjusted for non-cash gain or loss on derivatives, stock compensation expense, gain or loss on disposition of assets, impairments and other non-cash items (primarily debt-related).

Les Austin:

A. Corporate Scorecard Award (1)
Performance Measure - Segment Scorecards (2)	Threshold	Target	Outstanding	Actual	% Salary Payable (3)	Bonus Payable
UPC Scorecard	16.80% (5.88% of salary)	33.60% (11.76% of salary)	67.20% (23.52% of salary)	27.73%	9.71
UDC Scorecard	16.80% (1.26% of salary)	33.60% (2.52% of salary)	67.20% (5.04% of salary)	24.60%	1.85
SPC Scorecard	15.00% (1.26% of salary)	30.00% (2.52% of salary)	60.00% (5.04% of salary)	17.88%	1.50
Scorecard Total					13.05
B. Financial Performance Award (4)
	Threshold (12.60% of salary)	Target (25.20% of salary)	Outstanding (50.40% of salary)	Actual	% Salary Payable
Unit Corporation Adjusted EBITDA (5)	$284,274,000	$355,826,000	$435,113,000	$285,558,000	13.02
Financial Performance Award Total					13.02

Total Objective Performance-based Bonus Award (A + B) for Mr. Austin						$96,483
_________________________
1. 40% of total award opportunity, weighted by segment scorecards as follows: UPC - 70%, UDC - 15%, SPC - 15%.
2.Expressed as a percentage of salary payable to each division head for the Scorecard Award for his respective business segment. The UDC Scorecard entry corresponds to the “Scorecard Total” for Part A. of the table for Mr. Cromling, above. The UPC Scorecard entry and the SPC Scorecard entry are based on actual performance of our exploration and production and midstream segments, which are detailed in the respective “Scorecard Totals” set forth in the footnoted tables following Mr. Pinkston’s scorecard, above.
3.Decimals truncated so total is slightly off due to rounding.

4. 60% of total award opportunity.
5.Defined as 2019 earnings before interest, income taxes, depreciation, depletion, and amortization, adjusted for non-cash gain or loss on derivatives, stock compensation expense, gain or loss on disposition of assets, impairments and other non-cash items (primarily debt-related).

2019 compensation decisions pertaining to 2020 compensation. The following is provided as supplemental information beneficial to stockholders. It provides additional context to our fiscal year 2019 compensation decisions. This information will be analyzed in greater detail in our proxy statement for our 2021 annual meeting, since the information in this section relates to 2020 compensation.

At the December 10, 2019 compensation committee meeting, management recommended and the compensation committee and the board agreed that the NEOs should receive no salary increase for 2020. As determined at that time, annual salaries for the NEOs’ for 2020 were:
•Mr. Pinkston – $887,500
•Mr. Merrill – $545,000
•Mr. Schell – $492,000
•Mr. Cromling – $466,000
•Mr. Austin – $370,000

In February 2020 Mr. Pinkston announced that he would retire as Chief Executive Officer and President effective March 31, 2020. Also in February 2020, Mr. Merrill was elected by the board to replace Mr. Pinkston in those positions.

Performance-based stock awards vesting during or for fiscal year 2019. Vesting during 2019, for prior years’ performance: The three-year performance period for 2016 performance-based long-term incentive awards for Messrs. Pinkston, Merrill, Schell, and Cromling ended in February 2019, and the awards vested on March 9, 2019 at 200% of target based on the company’s actual performance at the 100th percentile of the 2016 peer group. Also vesting on March 9, 2019 for Messrs. Pinkston, Merrill, Schell and Cromling, the third tranche of the 2016 CFTA award vested at 100% of target for performance at the 50th percentile of the 2016 peer group, and the second tranche of the 2017 CFTA award vested at 75% of target for performance at the 50th percentile of the 2017 peer group. The first tranche of the 2018 CFTA award vested on March 9, 2019 for all NEOs at 57% of target for performance at the 42.80 percentile of the 2018 peer group.

•Mr. Pinkston – 84,516 shares
•Mr. Merrill – 37,454 shares
•Mr. Schell – 36,992 shares
•Mr. Cromling – 36,565 shares
•Mr. Austin – 3,230 shares

Awards scheduled to vest during 2020, for 2019 performance: No performance awards scheduled to vest March 9, 2020 for 2019 performance vested since all reflected below-threshold performance. Performance on the third tranche of the 2017 CFTA award was at the 30th percentile of the peer group. Performance on the 2017 TSR award was at the 38.4th percentile of the peer group. Performance for the second tranche of the 2018 CFTA award was at the 23rd percentile of the peer group. Performance on the first tranche of the 2019 CFTA award was at the 25th percentile of the peer group.

Stock ownership policy. All directors and NEOs are subject to our stock ownership and retention policy. As determined on the date of the policy’s original adoption (for officers and directors holding their positions at that time) or the date of election (for anyone not an officer or director at the time the policy was adopted), the policy requires non-employee directors to hold shares valued at three times the value of their annual retainer, the CEO to hold shares valued at five times the value of his or her base salary, and all remaining NEOs to hold shares valued at three times their base salaries. All covered officers and directors have five years from implementation of the policy or becoming a covered officer or director to become compliant with the policy and must hold 50% of all net shares received because of the exercise, vesting, or payment of any equity awards granted to them until they meet required holding levels. This summary of the policy is subject to the policy’s specific terms, a copy of which is set forth in our Corporate Governance Guidelines, available on our website at http://www.unitcorp.com/investor/governance.html. All of our non-employee directors and our NEOs other than Mr. Austin satisfy the ownership guidelines. Mr. Austin joined the company in November 2017 and has until November 2022 to meet the ownership guidelines set for him.

Policy on hedging and pledging our securities. We have a policy prohibiting our directors and NEOs (and any other officers filing Section 16 reports with the SEC) from hedging or pledging our common stock. The policy specifically prohibits the purchase, sale, or writing of “calls, puts, or other options or derivative instruments.” Based on their answers to our most recent directors and officers questionnaires, no directors or NEOs have hedged or pledged company stock. Non-Section 16 officers and all other employees are subject to a policy that strongly discourages engaging in “hedging or monetization transactions, such as zero-cost collars and forward sales contracts” and requires any proposed hedging transactions to be pre-cleared by our General Counsel. No employees requested clearance from the General Counsel for hedging transactions in 2019.

No backdating, spring-loading, or repricing of options. We do not backdate options, grant options retroactively, or reprice existing options. In addition, we do not coordinate grants of options to be made before announcement of favorable information, or after announcement of unfavorable information. Option and stock awards are granted at fair market value on the date the award is approved. Our general practice is to grant awards only on an annual grant basis, although sometimes grants have been made on other dates, such as for a newly-hired employee or special employee retention restricted stock awards.

Non-employee director compensation. The compensation committee recommends the form and amount of compensation for our non-employee directors to the board and the board makes the final determination. In deciding its recommendation, the compensation committee considers those factors it deems appropriate, including historical compensation information, level of compensation necessary to attract and retain non-employee directors meeting our desired qualifications, and market data from published surveys and from peer company proxy statements.

Tax considerations. Section 162(m). Section 162(m) of the Internal Revenue Code generally limits to $1 million annually the federal income tax deduction that a publicly-held corporation may claim for compensation payable to certain of its respective current and former executive officers, but that deduction limitation historically did not apply to performance-based compensation that met certain requirements.  As part of the tax reform legislation passed in December 2017, Section 162(m) was amended, effective for taxable years beginning after December 31, 2017, to expand the scope of executive officers subject to the deduction limitation and to eliminate the performance-based compensation exception. Our compensation committee has not made any significant changes to our executive compensation program due to the loss of Section 162(m) deductibility.

Employment agreements. We do not have contracts with any of our NEOs governing the terms of their employment, but three of our NEOs have key employee contracts that address their rights in the limited event of a change of control of the company. Additional information regarding key employee contracts is contained in the discussion under the heading “Potential payments on termination or change in control.”

Summary Compensation Table For 2019

The following table sets forth information regarding the compensation paid, distributed, or earned by or for our NEOs for the stated fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1) (2)	Stock Awards ($) (3)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Larry D. Pinkston, President and CEO	2019	887,500	—	2,701,661	—	330,613	—	31,089	3,950,863
	2018	861,500	411,539	2,430,448	—	409,621	—	26,805	4,139,913
	2017	780,500	376,209	2,657,873	—	340,163	—	26,454	4,181,199
David T. Merrill, COO	2019	545,000	—	1,364,477	—	142,117	—	43,357	2,094,951
	2018	529,000	178,379	1,315,463	—	177,548	—	35,540	2,235,930
	2017	481,036	171,696	1,147,684	—	155,244	—	34,525	1,990,185
Mark E. Schell, Sr. V.P., Secretary, and General Counsel	2019	492,000	—	1,231,901	—	128,296	—	35,341	1,887,538
	2018	477,600	161,047	1,187,388	—	160,296	—	27,848	2,014,179
	2017	463,600	154,980	1,147,684	—	140,131	—	27,376	1,933,771
John H. Cromling, Executive V.P. - Drilling	2019	466,000	—	1,166,644	—	134,850	—	36,935	1,804,429
	2018	452,300	152,516	1,068,808	—	153,065	—	30,565	1,857,254
	2017	417,300	125,834	1,147,684	—	115,604	—	32,144	1,838,566
G. Les Austin Sr. V.P. and CFO	2019	370,000	—	902,782	—	96,483	—	42,242	1,411,507
	2018	350,000	118,020	896,443	—	117,470	—	36,057	1,517,990
	2017	34,551	—	203,900	—	—	—	567	239,018
 _________________________
1.Compensation deferred at the election of an executive is included in the year earned.
2.Amounts in column (d) reflect the bonus amount earned in the year without regard to when those amounts were actually paid, and do not include amounts, if any, earned in prior years but paid in the stated year. All amounts listed were awarded and paid during the subsequent fiscal year, but are compensation for the year listed, and were paid at the discretion of the compensation committee in view of its assessment of performance on four subjective performance goals.
3.For 2019, the amounts included in the “Stock Awards” column for the performance-based awards ($1,323,260 for Mr. Pinkston, $668,321 for Mr. Merrill, $603,380 for Mr. Schell, $571,423 for Mr. Cromling, and $442,179 for Mr. Austin) are the aggregate grant date fair value of these awards based on a probability analysis projecting a 28% payout on the TSR award for performance at the 17.90 percentile of the peer group and 100% payout on the CFTA award for performance at the 60th percentile of the peer group, as computed in accordance with FASB ASC Topic 718 “Stock Compensation,” which excludes the effect of estimated forfeitures. For a discussion of the valuation assumptions used in calculating these values for 2019, see Notes 2 and 12 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2019. The amount shown does not represent amounts paid to the NEOs. If performance had been at its highest level, the award payout for the performance-based component of the restricted stock awards included in the “Stock Awards” column would be at 200%, and would be as follows:

Name	2019	2018	2017
Larry D. Pinkston	$4,135,187	$3,734,364	$3,087,547
David T. Merrill	$2,088,502	$2,021,219	$1,333,266
Mark E. Schell	$1,885,564	$1,855,030	$1,333,266
John H. Cromling	$1,785,698	$1,642,235	$1,333,266
G. Les Austin	$1,381,791	$1,377,356	N/A
4.Reflects component of cash bonuses paid based on objective performance metrics set in advance by the compensation committee under the company’s Stock and Incentive Compensation Plan.
5.We do not provide for preferential or above-market earnings on deferred compensation.

6.The table below shows the components of this column for the last fiscal year:

Name	Executive Disability Insurance Premium ($)	401(k) Match ($) (a)	Personal Car Allowance ($)	Club Membership ($)	Total “All Other Compensation” ($)
Larry D. Pinkston	3,933	19,656	7,500	—	31,089
David T. Merrill	7,596	19,656	6,000	10,105	43,357
Mark E. Schell	7,122	19,656	7,500	1,063	35,341
John H. Cromling	2,799	19,656	5,325(b)	9,155	36,935
G. Les Austin	5,912	19,656	6,000	10,674	42,242
_________________________
a.Match was made in cash.
b.Represents imputed taxable value attributed to Mr. Cromling’s use of a company vehicle.

Grants of Plan-Based Awards for 2019

In 2019, the NEOs received the following plan-based awards:

GRANTS OF PLAN-BASED AWARDS FOR 2019
Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
			Threshold ($)	Target ($)	Maxi-mum ($)	Thresh- old (# shares)	Target (# shares)	Maxi- mum (# shares)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
Larry D. Pinkston	2/19/19	2/19/19				61,904	123,808	247,616				1,323,260
	2/19/19	2/19/19							82,539			1,378,401
			266,250	532,500	1,065,000
David T. Merrill	2/19/19	2/19/19				31,625	62,530	125,060				668,321
	2/19/19	2/19/19							41,686			696,156
			114,450	228,900	457,800
Mark E. Schell	2/19/19	2/19/19				28,227	56,454	112,908				603,380
	2/19/19	2/19/19							37,636			628,521
			103,320	206,640	413,280
John H. Cromling	2/19/19	2/19/19				26,732	53,464	106,928				571,423
	2/19/19	2/19/19							35,642			595,221
			97,860	195,720	391,440
G. Les Austin	2/19/19	2/19/19				20,686	41,371	82,742				442,179
	2/19/19	2/19/19							27,581			460,603
			77,700	155,400	310,800
_________________________
1.Reflects threshold, target, and maximum payout levels possible for each NEO on the non-discretionary component of the 2019 short-term incentive award (the financial performance and scorecard awards) if certain performance objectives were achieved between January 1, 2019 and December 31, 2019. Actual awards were paid in February 2020, and were: for Mr. Pinkston, $330,613 (62.1% of target); for Mr. Merrill, $142,117 (62.1% of target); for Mr. Schell, $128,296 (62.1% of target); for Mr. Cromling, $134,850 (68.9% of target); and for Mr. Austin, $96,483 (62.1% of target).
2.Reflects threshold, target, and maximum vesting levels for performance-based restricted stock granted under the Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan. Actual vesting amounts will be determined based on performance outcomes during the three-year performance period that ends February 19, 2022. Half of the stated amount (the “CFTA Award”) will vest in annual increments in each of 2020, 2021, and 2022 in amounts determined based on the company’s cash-flow-to-assets ratio relative to the cash-flow-to-assets ratios of the companies in the 2019 peer group for each of those years. The other half of the stated amount (the “TSR Award”) will vest based on the company’s three-year TSR relative to the three-year TSR of the companies in the 2019 peer group. For both the CFTA Award and the TSR Award, Threshold payout requires performance at the 40th percentile, Target payout requires performance at the 60th percentile, and Maximum payout requires performance at the 90th percentile of the 2019 peer group. Performance between levels will be determined based on interpolation for both the CFTA Award and the TSR Award.

3.Represents time-vested shares of restricted stock granted under the Second Amended and Restated Stock and Incentive Compensation Plan. Shares will vest in three equal annual installments on March 9th of each year 2020 through 2022.
4.Grant date fair value of the performance-based restricted stock awards granted February 19, 2019, as follows: for the CFTA Award, reflects vesting at 100% of target level for performance at the 60th percentile of the peer group, and for the TSR Award reflects vesting at 28% of target for performance at the 17.90 percentile of the 2019 peer group, both based on the probable outcome of performance conditions on the date of grant as determined under FASB ASC 718.
Material factors necessary to an understanding of the information in the table above are discussed at length in our Compensation Discussion and Analysis under the captions "2019 long-term incentive awards" and "2019 annual cash bonus awards."

For 2019, 32% of our NEOs’ total compensation consisted of salaries and annual bonuses and 66.1% consisted of restricted stock awards. For 2018, 40% of our NEOs’ total compensation consisted of salaries and annual bonuses and 58.6% consisted of restricted stock awards. For 2017, 35.8% of our NEOs’ total compensation consisted of salaries and annual bonuses and 63.6% consisted of restricted stock awards.

Of the 562,711 shares of restricted stock granted to our NEOs in 2019, 337,627 shares are subject to performance-based conditions (calculated assuming that vesting occurs at the target level), and the remaining 225,084 shares are subject to the condition that the recipient must be employed with us on the vesting date to receive the shares. If a change-in-control occurs, any unvested shares immediately vest in the recipient. The recipient of each restricted stock award has the rights of a holder of shares of our common stock, including the right to vote those shares and to receive any cash dividends paid on them. The compensation committee may, however, determine that cash dividends be automatically reinvested in additional shares which become shares of restricted stock and have the same restrictions and other terms of the award. To date, we have not issued dividends on our common stock.

Outstanding Equity Awards at End of 2019

This table shows outstanding equity awards at December 31, 2019 for each of the NEOs:

OUTSTANDING EQUITY AWARDS AT END OF 2019
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)
(a)	(g)	(h)	(i)	(j)
Larry D. Pinkston	136,533	95,573	82,308	57,616
David T. Merrill	69,483	48,638	42,683	29,878
Mark E. Schell	63,275	44,293	38,533	26,973
John H. Cromling	59,282	41,497	35,787	25,051
G. Les Austin	46,022	32,215	28,570	19,999
_________________________
1.Vesting dates for unvested time-vesting restricted stock and unvested and unearned performance-based restricted stock are shown in the table that follows. The number of shares of performance-based restricted stock shown to vest on March 9, 2020 reflects actual payout at 0% of target for performance at the 38.4th percentile of the peer group on the 2017 TSR award and the third tranche of the 2017 CFTA award; actual payout at 0% of target for performance at the 23rd percentile of the peer group on the second tranche of the 2018 CFTA award, and actual payout at 0% of target for performance at the 25th percentile of the peer group on the first tranche of the 2019 CFTA award. The number of shares of performance-based stock shown to vest on March 9, 2021 reflect projected threshold payout at 50% of target for performance at the 40th percentile of the peer group on the 2018 TSR award, the third tranche of the 2018 CFTA award, and the second tranche of the 2019 CFTA award. The number of shares of performance-based stock shown to vest on March 9, 2022 reflect projected threshold payout at 50% of target for performance at the 40th percentile of the peer group for the 2019 TSR award and the third tranche of the 2019 CFTA award.

	Unvested Restricted Stock		Unvested and Unearned Performance-based Restricted Stock
Name	# Shares	Vesting Date	# Shares	Vesting Date
Larry D. Pinkston	61,027	3/9/20	—	3/9/20
	47,993	3/9/21	41,039	3/9/21
	27,513	3/9/22	41,269	3/9/22
David T. Merrill	30,609	3/9/20	—	3/9/20
	24,979	3/9/21	21,839	3/9/21
	13,895	3/9/22	20,844	3/9/22
Mark E. Schell	28,180	3/9/20	—	3/9/20
	22,550	3/9/21	19,714	3/9/21
	12,545	3/9/22	18,819	3/9/22
John H. Cromling	26,515	3/9/20	—	3/9/20
	20,887	3/9/21	17,966	3/9/21
	11,880	3/9/22	17,821	3/9/22
G. Les Austin	16,748	3/9/20	—	3/9/20
	3,333	11/27/20	14,779	3/9/21
	16,748	3/9/21	13,791	3/9/22
	9,193	3/9/22

2.Market value is determined based on a market value of our common stock of $0.70, the closing price of our common stock on the NYSE on December 31, 2019, the last trading day of the year.
Option Exercises and Stock Vested Table for 2019
The table below shows information regarding options and stock awards exercised and vested, respectively, for the NEOs in 2019:

OPTION EXERCISES AND STOCK VESTED FOR 2019
Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
(a)	(d)	(e)
Larry D. Pinkston	105,203	1,471,790
David T. Merrill	47,669	666,889
Mark E. Schell	46,590	651,794
John H. Cromling	45,591	637,818
G. Les Austin	10,887	152,309
_________________________
1.Value realized equals fair market value of the stock on the date of vesting times the number of shares acquired.

Non-qualified Deferred Compensation for 2019

We permit the NEOs and certain other employees to elect to receive a portion of their compensation on a deferred basis under our salary deferral plan (an unsecured, non-qualified, deferred compensation plan).

Under this plan, each participant may elect to defer up to 100% of his or her salary and any cash bonuses he or she may have earned. Deferrals (including earnings) are credited with investment gains and losses until the amounts are paid out. Account balances are deemed invested in phantom investments selected by the executive from an array of investment options that are similar to the funds in our 401(k) plan, subject to restrictions established by the plan administrator. To date, we have not provided matching contributions under this plan.

At the participant’s election, the plan balance may be paid as a lump sum, annual, or monthly installments over a period of up to 10 years. Despite the foregoing, a participant may elect to receive a lump sum distribution from the plan in the event of certain severe financial hardships. The amount of any hardship distribution may not exceed the amount necessary to satisfy the hardship.

The following table shows the NEOs’ contributions, earnings and account balances in our non-qualified plan as of December 31, 2019.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2019
Name	Executive Contributions in Last Fiscal Year (1) ($)	Registrant Contributions in Last Fiscal Year (2) ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at End of Last Fiscal Year (1) (3) ($)
(a)	(b)	(c)	(d)	(e)	(f)
Larry D. Pinkston	—	—	76,046	—	1,311,556
David T. Merrill	—	—	108,514	—	466,372
Mark E. Schell	24,600	—	328,033	—	1,249,659
John H. Cromling	—	—	—	—	—
G. Les Austin	—	—	—	—	—
_________________________
1.Only Mr. Schell contributed to the non-qualified deferred compensation plan in 2019. Column (b) amounts are those designated by the NEOs for deferral from 2019 compensation to their respective non-qualified deferred compensation accounts. Amounts that appear in both the Non-Qualified Deferred Compensation Table for 2019 and the Summary Compensation Table for 2019 are set forth in the table below. The table below also quantifies the amounts in the “Aggregate Balance” column (column (f) above)) that represent salary or bonus reported in the Summary Compensation Tables for proxy statements in prior years.

Name	Amount included in both Non-qualified Deferred Compensation Table and Summary Compensation Table for Last Completed Fiscal Year ($)	Amount included in Non-qualified Deferred Compensation Table previously reported in prior years’ Summary Compensation Tables ($)
Larry D. Pinkston	—	706,831
David T. Merrill	—	155,642
Mark E. Schell	24,600	329,266
John H. Cromling	—	—
G. Les Austin	—	—
2.We do not make employer contributions to our non-qualified deferral plan.
3.The aggregate balances represent 2019 executive contributions and associated earnings, as well as amounts that the NEOs earned but elected to defer, plus earnings or losses from prior years’ participation in this plan.
CEO Pay Ratio Disclosure

In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we calculated a reasonable estimate of the ratio of the annual total compensation of Mr. Pinkston, our CEO, compared to that of our median employee in 2019.

We identified our median employee as of December 31, 2019, using the methodology and the material assumptions and estimates described below:

•We calculated the total annual compensation for all employees using full fiscal year salary, 2019 stock awards valued on the grant date, bonuses paid during fiscal year 2019, and "other compensation" data such as perquisites and company 401(k) thrift plan matches;
•We did not take a cost-of-living adjustment for identifying the median employee in 2019;
•No sampling or "de minimus" exceptions were used to exclude any employees; and
•Compensation for part-time employees as well as any newly-hired employees who had worked less than a year was annualized in determining our median employee.

Our CEO Mr. Pinkston had annual total compensation for 2019 of $3,950,863 as reflected in the Summary Compensation Table. Our median employee’s annual total compensation for 2019 was $102,374. As a result, we estimate that Mr. Pinkston’s 2019 annual total compensation was approximately 38.6 times that of our median employee.

Potential Payments on Termination or Change in Control

The discussion below summarizes the plans and contracts under which our NEOs would be entitled to certain compensation if that executive’s employment terminates.

Single-trigger provisions in the plans apply equally to all salaried full-time employees, including all of our NEOs (see Separation Benefit Plan and Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan, as described below). The key employee contracts that apply to three of our NEOs contain double-trigger provisions. It is our belief that our plans’ change-in-control provisions benefit the company by enhancing the quality and stability of our workforce, as those benefits serve as incentives to our employees to remain with the company. The single-trigger provision in the broader-based plans should avoid the potential ambiguity or confusion that might result on the part of the participants in those plans should a change in control occur.

The amounts actually paid out can only be determined on the NEO’s separation from service, and may well be different than the figures set forth below. This discussion is qualified entirely by the applicable plan documents.

Separation Benefit Plan

On December 20, 1996, effective as of January 1, 1997, our board adopted the Separation Benefit Plan of Unit Corporation and Participating Subsidiaries. This plan is generally applicable to all of our full-time salaried employees and to the salaried employees of our subsidiaries who have been with their employer for at least one year. Subject to the terms of the plan, any eligible employee whose employment is terminated may receive a separation benefit in an amount calculated by dividing the eligible employee’s highest annual base salary in effect during the five-year period before the employee’s separation by 52 to determine a weekly separation benefit amount. The number of weekly separation benefit payments then payable to an eligible employee is calculated based on the employee’s years of service under a schedule in the plan. Employees who voluntarily leave their employment are not entitled to receive a separation benefit unless they have completed at least 20 years of service. Any eligible employee who has completed 20 years of service or more is vested in his or her separation benefit, subject to fulfilling the other requirements of the plan. Separation benefit payments are limited to a maximum of 104 weekly payments. The plan also provides that, unless otherwise determined by our board before a change in control of the company, as defined in the plan, all eligible employees vest in their separation benefit as of the date of the change in control based on their years of service. As a condition to receiving the separation benefits, employees must sign a separation agreement waiving certain claims the employee may have against the company or its subsidiaries.

This table identifies the amounts due to each of our NEOs if those amounts were determined as of December 31, 2019.

Estimated Benefit Amounts as of December 31, 2019
Name	Amount Due Under Plan ($) (1)
Larry D. Pinkston	1,775,000
David T. Merrill	670,769
Mark E. Schell	984,000
John H. Cromling	788,616
G. Les Austin	59,923
_________________________
1.Assumes for this disclosure only that the amount shown has either vested under the plan or that a change in control of the company (as defined in the plan) has occurred.
Change-in-Control Arrangements

Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan. Unless the successor company assumes or replaces them (and there is no termination of employment within twelve months of a change of control), the restricted shares of stock awarded under the Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan vest immediately if a change in control of the company occurs. Under that plan, a change in control is generally defined as:

1.Any individual, entity or group acquiring beneficial ownership of 20% or more of either the outstanding shares of the company’s common stock or the combined voting power of the outstanding voting securities of the company entitled to vote generally for the election of directors;
2.Individuals who constitute the board on the date thereof ceasing to constitute a majority of the board (provided that an individual whose election or nomination as a director is approved by a vote of at least a majority of the directors as of the date thereof will be deemed a member of the incumbent board);
3.Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all the assets of the company or acquiring assets of another entity, unless following the business combination:
•all or substantially all the beneficial owners of the company’s then outstanding common stock before the business combination own over 70% of the outstanding common stock of the company resulting from the business combination;
•no person, entity or group owns 25% or more of the outstanding voting securities of the company resulting from the business combination; and
•at least a majority of the board of the company resulting from the business combination were members of the company’s board before the business combination; or
4.Approval by our stockholders of a complete liquidation or dissolution of the company.
Key Employee Contracts. We have entered into key employee change-in-control contracts with Messrs. Pinkston, Schell, and Merrill. These contracts have an initial three-year term automatically extended for one year on each anniversary, unless a notice not to extend is given by us. If a change in control of the company (as defined below) occurs during the term of the contract, then the contract becomes operative for a fixed three-year period. The contracts generally provide that the executive’s terms and conditions of employment (including position, work location, compensation and benefits) will not be adversely changed during the three-year period after a change in control. If the executive’s employment is terminated by the company (other than for cause, death, or disability) during the three-year period, the executive terminates for good reason during the three-year period, or the executive terminates employment during the 30-day period following the first anniversary of the change in control, and on certain terminations of employment in connection with or in anticipation of a change in control, the executive is generally entitled to receive the following from the company in a lump sum:
•earned but unpaid compensation;
•three times the executive’s base salary plus annual bonus (based on historic annual bonus); and
•the company matching contributions that would have been made had the executive continued to participate in the company’s 401(k) plan for an additional three years.

In addition, the contract provides for a continuation of various medical, dental, disability and life insurance plans for a period of three years, outplacement services and the payment of all legal fees and expenses incurred by the executive in enforcing any right or benefit provided by the contract. The contract provides that the executive will receive a payment in an amount sufficient to make the executive whole for any excise tax on excess parachute payments imposed under the Internal Revenue Code. The executive must agree to retain in confidence any and all confidential information known to him about the company and its business if the information is not otherwise publicly disclosed.

For these contracts, a change in control is generally defined as:
1.Any individual, entity or group acquiring beneficial ownership of 15% or more of either the outstanding shares of the company’s common stock or the combined voting power of the outstanding voting securities of the company entitled to vote generally for the election of directors;
2.Individuals who constitute the board on the date thereof cease to constitute a majority of the board, provided that an individual whose election or nomination as a director is approved by a vote of at least a majority of the directors as of the date thereof will be deemed a member of the incumbent board;
3.Approval by our stockholders of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the company or acquiring assets of another entity, unless following the business combination:
•all or substantially all of the beneficial owners of our outstanding common stock before the business combination own over 60% of the outstanding common stock of the corporation resulting from the business combination;

•no person, entity or group owns 15% or more of the outstanding voting securities of the corporation resulting from the business combination; and
•at least a majority of the board of the company resulting from the business combination were members of the company’s board prior to the business combination; or
4.Approval by our stockholders of a complete liquidation or dissolution of the company.

Payments on Termination or Change-in-Control Table

This table sets forth quantitative information regarding potential payments to be made to our NEOs or their beneficiaries on termination under various circumstances, assuming termination on December 31, 2019. The potential payments are based on the plans maintained by us and the negotiated contractual terms of certain agreements we have made with some of the NEOs. For a more detailed description, see the discussion of each plan and agreement above. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executive. Actual amounts would only be known when they would become due under the plan(s) or agreement. The amounts in the table below are additional to each of the NEO’s deferred compensation noted in the “Non-Qualified Deferred Compensation for 2019” table.

TYPE OF TRIGGERING EVENT
Named Executive Officer	Death or Disability $	Voluntary Termination or Retirement $	Change in Control Without Termination $	Termination by Company for Cause $	Termination by Company Without Cause Unrelated to Change in Control $	Termination by Company or by Executive for Good Reason After Change in Control $	Termination by Executive Without Good Reason After Change in Control $
Larry D. Pinkston
Key Employee Contract Payments:
Salary under contract formula (1)	—	—	—	—	—	2,662,500	—
Bonus under contract formula (1)	—	—	—	—	—	2,463,480	—
Previously-earned but unpaid bonus amounts	—	—	—	—	—	—	—
Tax Gross-up	—	—	—	—	—	—	—
36 months 401(k) company match	—	—	—	—	—	58,968	—
Health Insurance (2)	—	—	—	—	—	32,808	—
Disability Insurance (2)	—	—	—	—	—	14,026	—
Life and AD&D Insurance	—	—	—	—	—	2,930	—
Outplacement Services	—	—	—	—	—	30,000	—
Stock Awards (3)	325,276	—	325,276	—	—	325,276	325,276
Option and SARs Awards	—	—	—	—	—	—	—
Separation Benefit Plan Payment	1,775,000	1,775,000	—	—	1,775,000	1,775,000	1,775,000
	2,100,276	1,775,000	325,276	—	1,775,000	7,364,988	2,100,276

TYPE OF TRIGGERING EVENT
Named Executive Officer	Death or Disability $	Voluntary Termination or Retirement $	Change in Control Without Termination $	Termination by Company for Cause $	Termination by Company Without Cause Unrelated to Change in Control $	Termination by Company or by Executive for Good Reason After Change in Control $	Termination by Executive Without Good Reason After Change in Control $
David T. Merrill
Key Employee Contract Payments:
Salary under contract formula (1)	—	—	—	—	—	1,635,000	—
Bonus under contract formula (1)	—	—	—	—	—	1,067,781	—
Previously-earned but unpaid bonus amounts	—	—	—	—	—	—	—
Tax Gross-up	—	—	—	—	—	—	—
36 months 401(k) company match	—	—	—	—	—	58,968	—
Health Insurance (2)	—	—	—	—	—	36,860	—
Disability Insurance (2)	—	—	—	—	—	25,016	—
Life and AD&D Insurance	—	—	—	—	—	2,930	—
Outplacement Services	—	—	—	—	—	30,000	—
Stock Awards (3)	164,593	—	164,593	—	—	164,593	164,593
Option and SARs Awards	—	—	—	—	—	—	—
Separation Benefit Plan Payment	670,769	—	—	—	670,769	670,769	670,769
	835,362	—	164,593	—	670,769	3,691,917	835,362
Mark E. Schell
Key Employee Contract Payments:
Salary under contract formula (1)	—	—	—	—	—	1,476,000	—
Bonus under contract formula (1)	—	—	—	—	—	1,110,333	—
Previously-earned but unpaid bonus amounts	—	—	—	—	—	—	—
Tax Gross-up	—	—	—	—	—	—	—
36 months 401(k) company match	—	—	—	—	—	58,968	—
Health Insurance (2)	—	—	—	—	—	52,366	—
Disability Insurance (2)	—	—	—	—	—	23,596	—
Life and AD&D Insurance	—	—	—	—	—	2,930	—
Outplacement Services	—	—	—	—	—	30,000	—
Stock Awards (3)	150,123	—	150,123	—	—	150,123	150,123
Option and SARs Awards	—	—	—	—	—	—	—
Separation Benefit Plan Payment	984,000	984,000	—	—	984,000	984,000	984,000
	1,134,123	984,000	150,123	—	984,000	3,888,316	1,134,123
John H. Cromling
Stock Awards (3)	141,117	—	141,117	—	—	141,117	141,117
Option and SARs Awards	—	—	—	—	—	—	—
Separation Benefit Plan Payment	788,616	788,616	—	—	788,616	788,616	788,616
	929,733	788,616	141,117	—	788,616	929,733	929,733

TYPE OF TRIGGERING EVENT
Named Executive Officer	Death or Disability $	Voluntary Termination or Retirement $	Change in Control Without Termination $	Termination by Company for Cause $	Termination by Company Without Cause Unrelated to Change in Control $	Termination by Company or by Executive for Good Reason After Change in Control $	Termination by Executive Without Good Reason After Change in Control $
G. Les Austin
Stock Awards (3)	101,690	—	101,690	—	—	101,690	101,690
Separation Benefit Plan Payment	56,923	—	—	—	56,923	56,923	56,923
	158,613	—	101,690	—	56,923	158,613	158,613
_________________________
1.It is assumed for purposes of these calculations that all year-to-date accrued salary, bonus and vacation pay is current as of December 31, 2019. This calculation represents the product of three and the sum of:
(i) the executive officer’s annual base salary, as defined, and
(ii) the highest annual bonus (as determined under the agreement).
2.The amount for health and disability coverage was determined by assuming that the rate of cost increases for coverage equals the discount rate applicable to reduce the amount to present value as of December 31, 2019.
3.The value of restricted stock assumes a fair market value for our common stock of $00.70, the closing price of our common stock on the NYSE on December 31, 2019, the last trading day of the year. All performance-based restricted stock has been assumed to vest at target.

Compensation Committee Interlocks and Insider Participation

These directors (none of whom was or had been an officer or employee of the company or any of its subsidiaries) served on the compensation committee during the full course of fiscal year 2019: Carla S. Mashinski, William B. Morgan, Steven B. Hildebrand, and J. Michael Adcock. There were no related party transactions between Ms. Mashinski or Messrs. Adcock, Morgan, or Hildebrand or their affiliated companies and the company or its subsidiaries during 2019. There were no committee interlocks with other companies within the meaning of the SEC’s rules during 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Our Common Stock by Beneficial Owners and Management

Directors and Executive Officers

This table shows the number of shares of our common stock beneficially owned by each current director, each NEO, and all current directors and executive officers as a group as of April 15, 2020, with all shares directly owned unless otherwise noted:

STOCK OWNED BY OUR DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS AS OF APRIL 15, 2020
Name of Beneficial Owner	Common Stock (1)(2) (a)	Options Exercisable within 60 days (3) (b)	Unvested Common Stock (4) (c)	Total (d)
J. Michael Adcock	46,157	7,000	14,836	67,993
Gary R. Christopher (5)	48,266	7,000	14,836	70,102
Steven B. Hildebrand	33,266	7000	14,836	55,102
Carla S. Mashinski	15,939	—	14,836	30,775
William B. Morgan	33,766	7,000	14,836	55,602
Larry C. Payne	28,266	3,500	14,836	46,602
G. Bailey Peyton IV	65,816	3,500	14,836	84,152
Robert J. Sullivan Jr.	26,266	7,000	14,836	48,102
Larry D. Pinkston	360,214	—	—	360,214
David T. Merrill	167,862	—	135,321	303,183
Mark E. Schell	323,800	—	122,163	445,963
John H. Cromling	190,314	—	113,345	303,659
G. Les Austin	32,701	—	93,964	126,665
All directors and executive officers as a group (6) (16 people)	1,653,050	42,000	773,130	2,468,180
_________________________
1.Includes these shares of common stock held under our 401(k) thrift plan: Mr. Pinkston, 12,800 shares; Mr. Merrill, 26,163 shares; Mr. Schell, 155,717 shares; Mr. Austin, 12,316 shares; and Mr. Cromling, 21,638 shares; and directors and executive officers as a group, 399,758 shares. Reflects these shares held jointly with spouses: Mr. Pinkston, 347,414 shares; Mr. Schell, 168,083 shares; Mr. Cromling, 168,676 shares; Mr. Christopher, 29,266 shares; and Mr. Peyton, 65,816 shares. Excludes unvested restricted stock, which is set forth separately in column (c).
2.Of the shares listed as being beneficially owned, these individuals disclaim any beneficial interest in shares held by spouses, trusts, or for the benefit of family members: Mr. Adcock, 17,891 shares and Mr. Hildebrand, 7,000 shares.
3.The options have all vested, but have not been exercised.
4.Represents unvested shares of restricted stock over which the named executive officer or director has voting power but not investment power. Amounts include 85,362 shares for Mr. Merrill; 77,062 shares for Mr. Schell; 71,572 shares for Mr. Cromling; 57,136 for Mr. Austin, and 409,137 shares for our executive officers (including the NEOs) as a group that have voting rights and vest based on performance criteria (based on target levels).
5.Mr. Christopher passed away on April 21, 2020.
6.As of April 15, 2020, each of our named directors and officers individually owns less than one percent of our outstanding shares of common stock and collectively the directors and officers own 4.50%. To calculate this percentage ownership, the total number of shares outstanding includes the shares issued and outstanding (which includes the “Unvested” restricted stock identified in column (c)) plus the number of shares that any named owner may acquire within 60 days.

Stockholders Owning More Than 5% of Our Common Stock

This table sets forth information about the beneficial ownership of our common stock by stockholders who own over five percent of our common stock.

STOCKHOLDERS WHO OWN MORE THAN 5% OF OUR COMMON STOCK
Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
FMR LLC 245 Summer Street Boston, MA 02210	6,926,460	12.65%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	4,403,416	8.04%
Black Rock, Inc. 55 East 52nd Street New York, NY 10055	3,867,297	7.06%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	2,944,138	5.38%
_________________________
1.Beneficial ownership is based on the Schedule 13G, 13G/A, or 13D most recently filed by the stockholder or other information provided to us. Beneficial ownership may under certain circumstances include both voting power and investment power. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
2. Based on the number of issued and outstanding shares of our common stock as of April 15, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Related Person Transaction Policy

Our board has adopted a policy and procedures for the review, approval, or ratification of related person transactions (as defined below) which is set forth in our Policy and Procedures with Respect to Related Person Transactions (the “Policy”).
Under the Policy, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the company (including any of its subsidiaries) was, is or will be a participant and in which any Related Person (as defined below) had, has or will have a direct or indirect material interest, other than (1) transactions in which the amount involved does not exceed $120,000, (2) transactions available to employees generally, or (3) transactions involving compensation approved by the board’s compensation committee.

Under the Policy, a “related person” means (1) any person who is, or since the beginning of the company’s last fiscal year was, a director or executive officer of the company or a nominee to become a director of the company, (2) any person who is known to be the beneficial owner of over 5% of our voting securities, (3) any immediate family member of any of the above persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or over 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or over 5% beneficial owner, and (4) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater ownership or economic interest.

Our audit committee is responsible for reviewing and approving (or prohibiting) any transaction determined by our general counsel to constitute a related person transaction. The audit committee will consider the relevant facts and circumstances available to it, including (if applicable) but not limited to (1) the benefits to the company, (2) the impact on a director’s independence if the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer, (3) the availability of other sources for comparable products or services, (4) the terms of the transaction, and (5) the terms available to unrelated third parties or to employees generally. No member of the audit committee will participate in any review, consideration or approval of any related person transaction regarding which such member or any of his or her immediate family members is the related person. The audit committee will approve only those related person transactions in, or are not inconsistent with, the best interests of the company and its stockholders, as the audit committee determines in good faith.

Certain Transactions Between the Company and Its Officers, Directors, Nominees for Directors and Their Associates

One of our directors, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells owned or operated by the company in several states. The company in the ordinary course of business, paid royalties or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, in some cases, as lessee, with respect to certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled approximately $0.4 million, $0.9 million, and $0.7 million during 2019, 2018, and 2017, respectively.  The transactions have been ratified and approved by the audit committee and the board.

Director Independence Criteria

Our director independence standards are available on our website at http://www.unitcorp.com/investor/governance.html. Our board has defined an independent director as a director who the board has determined has no material relationship with the company, either directly, or as a partner, stockholder, or executive officer of an organization that has a relationship with the company. A relationship is “material” if, in the judgment of the board, the relationship would interfere with the director’s independent judgment. Based on the materiality guidelines adopted by the board, a director is not independent if:

•the director, or the director’s immediate family member received as direct compensation any payment from the company in excess of $120,000 during any twelve-month period within the last three years, other than compensation for board service and pension or other forms of deferred compensation for prior service with the company, except that compensation received by an immediate family member for service as an employee of the company (other than as an executive officer) need not be considered in determining independence;
•the director is an executive officer or employee of, or his or her immediate family member, is an executive officer of, a company, or other for profit entity, to which the company made, or from which the company received for property or services (other than those arising solely from investments in the company’s securities), payments in excess of the greater of $1 million or 2% of that company’s consolidated gross revenues in any of the last three fiscal years;

•or the director serves as an executive officer of any tax exempt organization which received contributions from the company in any of the preceding three fiscal years in an aggregate amount that exceeded the greater of $1 million or 2% of that tax exempt organization’s consolidated gross revenues.

Any person who, or whose immediate family member(s), has within the last three years had any of the following relationships with the company does not qualify as an independent director:

•Former employees. No director will be independent if he or she is currently, or was at any time within the last three years, an employee of the company.

•Interlocking directorships. No director, and no immediate family member of a director, may currently be, or have been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee.

•Former executive officers of the company. No director will be independent if he or she has any immediate family member that is currently, or was at any time within the last three years, an executive officer of the company.

•Former auditor. No director will be independent if (i) he or she or an immediate family member is a current partner of a firm that is the company’s internal or external auditor; (ii) the director is a current employee of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm, and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (iv) the director or an immediate family member was at any time within the last three years but is no longer a partner or employee of such a firm and personally worked on the company’s audit within that time.

Additional requirements for audit committee members. A director is not considered independent for purposes of serving on the audit committee, and may not serve on the audit committee, if the director:

•receives directly or indirectly any consulting, advisory, or compensatory fee from the company, other than fees for service as a director or fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the company (provided that such compensation is not contingent in any way on continued service); or
•is an affiliated person of the company or its subsidiaries, as determined in accordance with SEC regulations. In this regard, audit committee members are prohibited from owning or controlling more than 10% of any class of the company’s voting securities or such lower amount as may be established by the SEC.

Additional requirements for compensation committee members. A director is not considered independent for purposes of serving on the compensation committee, and may not serve on the compensation committee, if the director:

•receives directly or indirectly any remuneration as specified for purposes of Section 162(m) of the Internal Revenue Code;
•has ever been an officer of the company;
•has a direct or indirect material interest in any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships required to be disclosed under SEC Regulation S-K Item 404(a) and involving, generally, amounts in excess of $120,000; or
•otherwise has a relationship that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member.

Director Independence Determinations

The board has determined that at the present time J. Michael Adcock, Steven B. Hildebrand, William B. Morgan, Carla S. Mashinski, Larry C. Payne, and Robert J. Sullivan Jr. have no material relationship with the company (either directly or as a partner, stockholder, or officer of an organization that has a relationship with the company) and is independent. There were no transactions between the company and the independent directors that required consideration by the board in making its independence determination, and with respect to G. Bailey Peyton IV, our one outside director who was not categorized as independent, the board considered ordinary course business transactions between the director and the company or its operating subsidiaries. The board has also determined that each of the current members of its three standing committees has no material relationship with the company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company) and is “independent” within the meaning of both our director independence standards and those of the NYSE and SEC, as currently in effect.

Item 14. Principal Accounting Fees and Services

Fees Incurred for PricewaterhouseCoopers LLP

This table shows the fees for professional audit services provided by PricewaterhouseCoopers LLP for the audit of the company’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other services during those years.

Type of Service	2019	2018
Audit Fees (1)	$1,771,975	$1,508,175
Audit-Related Fees (2)	49,000	47,350
Tax Fees (3)	32,000	7,500
All Other Fees	—	—
Total	$1,852,975	$1,563,025
_________________________
1.Audit fees represent fees for professional services for the audit of our financial statements and review of our quarterly financial statements and audit services provided for the issuance of consents and assistance with review of documents filed with the SEC.
2.In 2019 and 2018 fees related to review of special filings and transactions.
3.For tax compliance fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Before incurring the following, management will submit to the audit committee for approval a list of services and related fees expected to be rendered by our independent registered public accounting firm during that year within these four categories of services:

(1) Audit services include audit work performed on the financial statements, internal control over financial reporting, and work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and reporting standards.
(2) Audit-related services are for assurance and related services traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
(3) Tax services include all services, except those services specifically related to the audit of the financial statements performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.
(4) Other Fees are those associated with services not captured in the other categories.

The audit committee pre-approves the independent registered public accounting firm’s services within each category. The fees are budgeted and the audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. Circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances (subject to certain de minimus exceptions), the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee may (and has at various times in the past) delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

The following financial statements are filed as part of Unit’s Annual Report on Form 10-K filed March 16, 2020 under Item 8-Financial Statements and Supplementary Data:

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

2. Financial Statement Schedules:

Included in Part IV of Unit’s Annual Report on Form 10-K filed March 16, 2020 for the years ended December 31, 2019, 2018, and 2017:

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

4.5
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2019).

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

10.18	Special Separation Benefit Plan as amended December 8, 2015 (filed as Exhibit 10.2 to Unit’s Form 8-K dated December 14, 2015, which is incorporated herein by reference).

10.19	Separation Benefit Plan for Senior Management as amended December 31, 2008 (filed as Exhibit 10.3 to Unit’s Form 8-K dated January 6, 2009, which is incorporated herein by reference).

10.20	Unit Consolidated Employee Oil and Gas Limited Partnership Agreement (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference).

10.21	Unit 2000 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (incorporated by reference to Exhibit 10 of Unit’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.22	Unit 2001 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under the cover of Form 10-K for the year ended December 31, 2000).

10.23	Unit 2002 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2001).

10.24	Unit 2003 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2002).

10.25	Unit 2004 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2003).

10.26	Unit 2005 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2004).

10.27	Unit 2006 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2005).

10.28	Unit 2007 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2006).

10.29	Unit 2008 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2007).

10.30	Unit 2009 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2008).

10.31	Unit 2010 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2009).

10.32	Unit 2011 Employee Oil and Gas Limited Partnership Agreement of Limited Partnership (filed as an Exhibit to Unit’s Annual Report under cover of Form 10-K for the year ended December 31, 2010).

10.33
Purchase and sale agreement, dated March 28, 2018, by and between Unit Corporation and SP Investor Holdings, LLC (filed as Exhibit 10.1 to Unit's Form 10-Q dated May 3, 2018, which is incorporated herein by reference).

10.34
Standstill and Amendment Agreement, dated March 11, 2020, to the Senior Credit Agreement by and among the Company and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as exhibit 10.1 to Unit’s Form 8-K dated March 16, 2020, which is incorporated herein by reference).

10.35
First Amendment to Standstill and Amendment Agreement, dated April 15, 2020, to the Senior Credit Agreement by and among the Company and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as exhibit 10.1 to Unit’s Form 8-K dated April 16, 2020, which is incorporated herein by reference).

10.36
Second Amendment to Standstill and Amendment Agreement, dated April 17, 2020, to the Senior Credit Agreement by and among the Company and the subsidiaries named therein (as borrowers), BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as exhibit 10.1 to Unit’s Form 8-K dated April 22, 2020, which is incorporated herein by reference).

21	Subsidiaries of the Registrant (filed as an Exhibit to Unit's Annual Report under cover of Form 10-K for the year ended December 31, 2019).

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2019).

23.2	Consent of Ryder Scott Company, L.P. ((filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2019).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (relating to the Original 2019 Form 10-K).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (relating to the original 2019 Form 10-K).

31.3	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

31.4	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herein).

32
Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2019).

99.1	Ryder Scott Company, L.P. Summary Report (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2019).

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101)

* Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	April 29, 2020	By:	/s/ DAVID T. MERRILL
DAVID T. MERRILL
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.