Form 10-K/A
period 2020-12-31
UNIT CORP
filed 2021-04-30
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE

On May 22, 2020, Unit Corporation ("Company") and its wholly owned subsidiaries, Unit Petroleum Company ("UPC"), Unit Drilling Company ("UDC"), 8200 Unit Drive, L.L.C. ("8200 Unit"), Unit Drilling Colombia, L.L.C. ("Unit Drilling Colombia") and Unit Drilling USA Colombia, L.L.C. ("Unit Drilling USA" and together with the Company, UPC, UDC, 8200 Unit and Unit Drilling Colombia, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Texas, Houston Division ("Bankruptcy Court"). The Debtors’ Chapter 11 cases ("Chapter 11 Cases") were jointly administered under the caption In re Unit Corporation, et al., Case No. 20-32740 (DRJ).

In connection with the Chapter 11 Cases, on August 6, 2020, the Bankruptcy Court entered an order, Docket No. 340 (Confirmation Order), confirming the Debtors’ Amended Joint Chapter 11 Plan of Reorganization [Docket No. 320] (as amended, supplemented and modified, "the Plan"). On September 3, 2020 ("Effective Date"), the conditions to effectiveness of the Plan were satisfied and the Debtors emerged from the Chapter 11 Cases.

Unit Corporation (the "company," "Unit," "us," "our," or "we") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the
U. S. Securities and Exchange Commission (the "SEC") on March 31, 2021 (the "Original Form 10-K") for the sole purpose of including information required in Part III of Form 10-K. The information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) of Form 10-K, which permits Part III information to be incorporated by reference from a definitive proxy statement, if the definitive proxy statement is filed no later than 120 days after the end of the fiscal year. The company is filing this Amendment No. 1 to include its Part III information because we no longer intend to file our definitive proxy statement within 120 days of December 31, 2020.

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

FORM 10-K/A
UNIT CORPORATION

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information About Our Executive Officers

The table below and accompanying text sets forth certain information as of April 15, 2021 concerning each of our executive officers and certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

NAME	AGE	POSITION HELD
Philip B. Smith	69	Director since September 3, 2020, Chairman since September 8, 2020, President and Chief Executive Officer since October 22, 2020
David P. Dunham	41	Chief Operating Officer since October 22, 2020, Senior Vice President of Business Development from August 2017 to October 22, 2020, Vice President of Corporate Planning from January 2012 to August 28, 2017, Director of Corporate Planning from November 2007 to January 2012
Andrew E. Harding	43	Vice President, Secretary, and General Counsel since October 27, 2020, Associate General Counsel from 2004 to October 27, 2020
Thomas D. Sell	56	Interim Chief Financial Officer since October 22, 2020 and Chief Accounting Officer since December 31, 2020
Christopher K. Menefee	43	President, Unit Drilling Company since November 9, 2020
Micheal L. Hicks	55	Manager and President, Superior Pipeline Company, L.L.C. since April 1, 2020

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

Mr. Dunham joined Unit in November 2007 as Director of Corporate Planning. In January 2012, he was promoted to the position of Vice President of Corporate Planning. In August 2017, he was promoted to Senior Vice President of Business Development. In October 2020, he was elected to Chief Operating Officer. Prior to Unit, he held positions of increasing responsibility at Williams Power, Leggett & Platt, and Williams Energy Marketing & Trading. Mr. Dunham received his Bachelor of Arts degree in Psychology from Northwestern University, his Master of Science in Finance degree from The University of Tulsa and his MBA from The Wharton School of the University of Pennsylvania.

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

Mr. Sell joined Unit in October 2020 as Interim Chief Financial Officer. From March 2020 to October 2020, he was the Chief Financial Officer for Montereau, Inc., a retirement community. From 2016 to March 2020, Mr. Sell served as Chief Accounting Officer and Controller for SemGroup Corporation, a gathering, transportation, storage, distribution, marketing and other midstream services company. From 1996 to 2016, Mr. Sell was with Williams Companies, Inc., where he held several different management positions in finance and accounting. Mr. Sell was with Deloitte & Touche from 1987 to 1996. Mr. Sell received his Bachelor of Science in Accounting from Oral Roberts University, where he graduated magna cum laude. He is a certified public accountant.

Mr. Menefee was appointed President of Unit Drilling Company in November 2020. He most recently served as Senior Vice President, Business Development at Independence Contract Drilling, Inc., an onshore oil and gas contract drilling services company, from May 2012 to April 2020. Before that, he spent over 15 years at Rowan Companies, Inc. where he held many operational and management roles, including the Director of Marketing from 2006 to 2012. Mr. Menefee graduated from The University of Mississippi in Oxford with a Bachelor of Arts in Psychology. He holds a graduate certificate in corporate finance from the Cox School of Business at Southern Methodist University.

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

Information About Our Board of Directors

The table below and accompanying text sets forth certain information as of April 15, 2021 concerning each member of our Board of Directors (the "board").

NAME	AGE	DIRECTOR		COMMITTEES OF THE BOARD	TERM EXPIRES	PRIMARY OCCUPATION
		SINCE	GROUP
Robert R. Anderson	63	2020	II		2022	Executive, GBK Corporation, Tulsa, Oklahoma
Alan J. Carr	50	2020	II	Compensation (Chair)	2022	Chief Executive Officer, Drivetrain, LLC, New York City, New York
Phil Frohlich	66	2020	II	Audit	2022	Managing Partner, Prescott Capital Management, Tulsa, Oklahoma
Steven B. Hildebrand	66	2008	I	Audit (Chair)	2021	Investments, Tulsa, Oklahoma
Philip B. Smith	69	2020	II		2022	President, Chief Executive Officer and Chairman of the Board, Unit Corporation, Tulsa, Oklahoma
Andrei Verona	42	2020	I	Audit, Compensation	2021	Spectrum Fund Portfolio Manager at Saye Capital Management, headquartered in Redondo Beach, California

Biographical information for our directors is set forth below:

Mr. Anderson is and has been since 2010 an executive with GBK Corporation, a holding company with numerous energy industry subsidiaries and affiliates, including Kaiser Francis Oil Company, which has extensive domestic upstream oil & gas interests, and Cactus Drilling Company, which is a major domestic contract drilling company, serving on numerous private boards including Summit ESP which was acquired by Halliburton in 2017. Between 2002 and 2010 Mr. Anderson engaged primarily in personal investing with a focus on oil & gas supply/demand fundamentals while simultaneously serving on the University of Kansas Chemical & Petroleum Engineering Board of Advisors. In 1998, he was co-founder and CEO of privately held Sapient Energy Corp which was subsequently sold to Chesapeake Energy in 2002. During his time with Sapient, Mr. Anderson was also actively involved on the IPAA’s Capital Markets Committee. Prior to establishing Sapient Energy, Mr. Anderson worked for Kaiser-Francis Oil Company in various roles of increasing responsibilities from 1984 through 1997. After graduating from the University of Kansas in 1980 with a BS degree in Chemical Engineering, he worked for Amoco Production Company until 1984. Attributes, experience, and qualifications for board and committee service: energy industry experience, executive expertise, entrepreneurial expertise; capital markets expertise.

Mr. Carr is and has been since September 2013 the Managing Member and Chief Executive Officer of Drivetrain, LLC, an independent fiduciary services firm. He has been a distressed investing and turnaround professional, with 20 years of experience in principal investing, advisory mandates, and board of directors’ service, including complex financial restructurings and reorganizations in the U.S and Europe. From 2003 to 2013, Mr. Carr was Managing Director at Strategic Value Partners, a global investment firm focused on distressed debt and private equity opportunities. Carr started his career at Skadden, Arps, Slate, Meagher & Flom LLC and Ravin, Sarasohn, Baumgarten, Fisch & Rosen in corporate restructuring advisory. He received a B.A. in Economics and Sociology from Brandeis University in 1992, and earned a J.D. from Tulane Law School in 1995. Mr. Carr currently serves as a director for the following public companies: Sears Holdings Corporation (since 2018) and Old

Copper Company, Inc. (since 2020). Public companies for which Mr. Carr no longer serves as director but on which he served as a director in the last five years include: Atlas Iron Limited; TEAC Corporation; Tidewater Inc.; Midstates Petroleum Company, Inc.; Verso Corporation; McDermott International, Inc.; and J.C. Penney Corporation, Inc., a subsidiary of J. C. Penney Co. Attributes, experience, and qualifications for board and committee service: executive leadership experience; complex financial restructuring and reorganization expertise; financial analysis expertise; board of director service experience; and legal expertise.

Mr. Frohlich founded Prescott Capital Management in 1992 and has been serving as Managing Partner since. The Oklahoma-based hedge fund has around $500 million in assets under management and focuses on small and mid-cap stocks. Mr. Frohlich was formerly president of Tulsa-based Siegfried Companies Inc. and a tax principal with what is now the international accounting firm Ernst & Young. He received a B.B.A. in Economics with special distinction from the University of Oklahoma in 1976, an M.B.A. at the University of Texas at Austin with highest honors in 1980, and a J.D. with honors from the University of Tulsa in 1993. Attributes, experience, and qualifications for board and committee service: executive and entrepreneurial experience; accounting, investment, business and legal expertise.

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

Mr. Smith's biographical information is listed in the section above setting forth information about our officers. His attributes, experience, and qualifications for board and committee service: executive leadership experience and industry familiarity; entrepreneurial and business experience; engineering background.

Mr. Verona is and since 2013 has been a Portfolio Manager at Saye Capital Management, an opportunistic credit hedge fund headquartered in Redondo Beach, California. He manages the corporate portion of the portfolio, which invests primarily in high yield and distressed bonds with a focus on restructurings and other event-driven opportunities. From 2009 to 2013, Mr. Verona was with Gleacher & Company's Investment Banking Group, serving most recently as Vice President. At Gleacher he focused on middle market corporates, advising clients on in-court and out-of-court restructurings, financings, and M&A transactions. Prior to Gleacher, he was a Senior Associate in GSC Partners' Corporate Credit Group. Mr. Verona started his career in the convertible bond and structured credit groups at Pacific Investment Management Company (PIMCO). He graduated cum laude from the University of California Los Angeles with a degree in Economics. Mr. Verona is a director for lracore International, where he is the Audit Chair, and Lonestar Resources US Inc. (OTC:LONE), where he is the Audit Chair and serves on the Compensation Committee. Attributes, experience, and qualifications for board and committee service: complex investment, securitization, and restructuring experience; director experience.

Disclosure of Officer or Director Involvement in Bankruptcy-related Matters

As set forth in the Explanatory Note, on May 22, 2020, Unit Corporation and its wholly-owned subsidiaries filed for Bankruptcy, emerging on September 3, 2020. Director Steven B. Hildebrand and Executive Officer David P. Dunham were Director and Executive Officer, respectively, at the time of the Bankruptcy.

Director Phil Frohlich has also been an officer or director of a company filing bankruptcy in the last ten years.

Director Alan J. Carr is a restructuring professional and during the last ten years has been on the board of numerous companies during or after their filing for bankruptcy.

Corporate Governance and Board Matters

General Governance Matters

Our Code of Business Conduct and Ethics is available on our website http://www.unitcorp.com/investor/governance.html and a copy may also be obtained, without charge, on request, from our corporate secretary. We have posted and will continue to post any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed by the rules of the SEC on our website.

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

Audit Committee Financial Experts

The board has designated Messrs. Hildebrand, Frohlich, and Verona as Audit Committee Financial Experts as defined by SEC rules.

Material Changes to Procedures for Nominating Directors

In connection with our emergence from bankruptcy, we adopted Amended and Restated Bylaws (the “Bylaws.”) The Bylaws provide that a director may be nominated by the Board, a committee of the Board, or any stockholder who owns 1% of our then outstanding stock and provides notice to our corporate secretary of the nomination not less than sixty nor over ninety days before the anniversary of the prior year’s meeting or, if less than seventy days’ notice was provided, then the stockholder must provide the nomination by 5:00 p.m. central prevailing time on the tenth day following the day on which notice of the meeting was mailed or public disclosure of the meeting made. The identity of our corporate secretary has changed from Mr. Mark E. Schell to Mr. Drew Harding. The contact address and telephone are as previously published, 8200 S. Unit Drive, Tulsa, Oklahoma 74132, (918) 493-7700.

Delinquent Section 16(a) Reports

Former Director G. Bailey Peyton IV sold shares of company stock during 2020 on July 22 and 27, and August 4, 5, and 7, and those transactions were reported on a single Form 4 filed August 10, 2020, constituting a failure to file a report required by Section 16(a) of the Exchange Act on a timely basis for those transactions occurring before August 7th.

Item 11. Executive Compensation

Directors' 2020 Compensation

Compensation for our pre-bankruptcy board of directors was determined by our compensation committee in existence prior to bankruptcy emergence. That committee reviewed peer director compensation levels at a meeting held in the fall of 2019. At that time, and in view of the company’s difficult operating environment, no changes were made to director compensation, which remained unchanged from levels initially established in 2012. In early 2020, due to the increased number of special telephonic meetings compared to previous years as well as the difficult operating environment in which the company found itself the committee determined that it would reduce from $1,500 per meeting to $750 per meeting the directors’ fees for special telephonic meetings. Our post-bankruptcy board of directors’ compensation was determined by a group of our bondholders during our bankruptcy. That group looked at director compensation for companies of a size similar to our reduced post-bankruptcy size to determine recommended director compensation.

Directors' 2020 Cash Compensation

The various components of the 2020 cash compensation paid to our pre-bankruptcy non-employee directors (from January 1, 2020, to September 3, 2020) are as follows:

Annual retainer	$60,000
Annual retainer for each committee a board member serves on	$3,500
Each regular board or committee meeting attended in person (1)	$1,500
Each special board or committee meeting attended by telephone	$750
Additional compensation for service as board chair	$25,000
Additional compensation for service as chair of the audit committee	$15,000
Additional compensation for service as chair of committees other than audit	$6,000
Reimbursement for expenses incurred attending stockholder, board, and committee meetings	Yes
Range of total cash compensation (excluding reimbursements) earned by former directors during 2020	$38,083 - $89,083
1.Fees for regularly-scheduled board or committee meetings held telephonically after February 18, 2020 due to Covid-19 were paid at the full regular meeting rate.

The various components of the 2020 cash compensation paid to our post-bankruptcy directors, including employee directors (from September 3, 2020, to December 31, 2020) are as follows:

Annual retainer	$65,000
Annual retainer for each committee a board member serves on	$10,000
Additional compensation for service as board chair	$15,000
Reimbursement for expenses incurred attending stockholder, board, and committee meetings	Yes
Range of total cash compensation (excluding reimbursements) earned by current directors during 2020	$21,667 - $26,667

Directors' 2020 Equity Awards

No equity awards were granted to any of our current or former directors during 2020.

Director Compensation Table

This table shows the total compensation received in 2020 by each of our non-employee directors for the board as constituted before our September 3, 2020 emergence from bankruptcy:

DIRECTOR COMPENSATION FOR 2020 — OLD BOARD
Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
J. Michael Adcock	89,083	—	—	—	—	—	89,083
Gary R. Christopher (2)	38,083	—	—	—	—	—	38,083
Steven B. Hildebrand (3)	80,917	—	—	—	—	—	80,917
Carla S. Mashinski	76,417	—	—	—	—	—	76,417
William B. Morgan	80,250	—	—	—	—	—	80,250
Larry C. Payne	67,917	—	—	—	—	—	67,917
G. Bailey Peyton IV	51,250	—	—	—	—	—	51,250
Robert J. Sullivan Jr.	55,083	—	—	—	—	—	55,083
1.Represents cash compensation for board and committee meeting attendance, retainers, and service as a board or committee chair.
2.Mr. Christopher passed away on April 21, 2020.
3.Mr. Hildebrand served on our board both pre- and post-bankruptcy. His pre-bankruptcy compensation is set forth in this table.

DIRECTOR COMPENSATION FOR 2020 — NEW BOARD
Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert R. Anderson	21,667	—	—	—	—	—	21,667
Alan J. Carr	21,667	—	—	—	—	—	21,667
Phil Frohlich	25,000	—	—	—	—	—	25,000
Steven B. Hildebrand	25,000	—	—	—	—	—	25,000
Philip B. Smith (2)	26,667	—	—	—	—	—	26,667
Andrei Verona	25,000	—	—	—	—	—	25,000
1.Represents cash compensation for board and committee meeting attendance, retainers, and service as a board or committee chair.
2.Mr. Smith is also one of our Named Executive Officers. His non-director compensation ($0) is set forth in the Summary Compensation Table.

Executive Compensation

Overview

The 2020 salaries for Messrs. Pinkston, Merrill, and Schell ($887,500, $545,000, and $492,000 per year, respectively) were set by the members of the company's pre-bankruptcy compensation committee and approved by the company's pre-bankruptcy board in December 2019. Due to the financial conditions of the company at that time, salaries were not increased from 2019 levels. Mr. Smith's appointment as CEO in October 2020 was made by the company's post-bankruptcy board of directors without any provision for salary at that time. The board of Superior Pipeline Company ("SPC"), based on the recommendation of its governance and compensation committee (the "SPC GC Committee"), set Mr. Hicks' 2020 salary, making no change to it from his 2019 year-end level ($305,000 per year) until the time of his April 1, 2020 promotion, when his salary was increased to $330,000. The 2020 salary amounts for Messrs. Merrill and Schell also reflect a 15% salary reduction implemented as part of the cost savings measures undertaken at the corporate level in May 2020. When Mr. Schell was promoted to Executive Vice President, he resumed his original 2020 salary rate of $492,000 annually, as provided in his employment contract.

Due to the company's continuing efforts to reduce costs post-bankruptcy, no 2020 bonuses were awarded to corporate NEOs (or any employees of the company or any of its subsidiaries that were subject to the bankruptcy). Mr. Hicks received a 2020 bonus based on the determination by the SPC GC Committee and the SPC board that a bonus was warranted in view of SPC's 2020 performance. SPC was not included in the company' bankruptcy filings.

No company stock awards were granted as 2020 compensation.

Summary Compensation Table For 2020

The following table sets forth information regarding the compensation paid, distributed, or earned by or for our NEOs for the stated fiscal years.

Summary Compensation Table
Name and Principal Position (1)	Year	Salary ($) (2)	Bonus ($) (2)(3)	Stock Awards ($) (4)	Non-Equity Incentive Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Larry D. Pinkston, Former CEO and President	2020	256,009	—	—	—	484,864	740,873
	2019	887,500	—	2,701,661	330,613	31,089	3,950,863
David T. Merrill, Former CEO and President	2020	487,967	—	—	—	105,924	593,891
	2019	545,000	—	1,364,477	142,117	43,357	2,094,951
Philip B. Smith, CEO and President	2020	—	—	—	—	—	—
Mark E. Schell, Executive Vice President	2020	458,175	—	—	—	27,426	485,601
	2019	492,000	—	1,231,901	128,296	35,341	1,887,538
Micheal L. Hicks, President, Superior Pipeline Company	2020	323,750	125,912	—	—	17,400	467,062
	2019	298,750	72,438	—	45,460	25,656	442,304
1.Mr. Pinkston served as CEO and President during 2019 and from January 1, 2020 to March 31, 2020. Mr. Merrill served as Chief Operating Officer during 2019 and until April 1, 2020, when his title changed to CEO and President. Effective October 22, 2020, Mr. Smith replaced Mr. Merrill as President and CEO, but he received no compensation during 2020 other than for director fees, as set forth in the Director Compensation Table. Mr. Schell served as Senior Vice President, Secretary and General Counsel during 2019 and until September 3, 2020, when his title changed to Executive Vice President, Secretary and General Counsel. Effective October 27, 2020, Mr. Schell’s title was changed to Executive Vice President and Chief Strategy Officer. Mr. Schell stepped down from the company effective March 31, 2021. Mr. Hicks was Senior Vice President of Operations and Engineering for SPC from January 1, 2019 to June 1, 2019, when he became Chief Operating Officer. Mr. Hicks served as SPC's COO until April 1, 2020, when he became President.
2.Compensation deferred at the election of an executive is included in the year earned.

3.Amounts in bonus column reflect the bonus amount earned in the year without regard to when those amounts were actually paid , and do not include amounts, if any, earned in prior years but paid in the stated year. All amounts listed were awarded and paid during the subsequent fiscal year, but are compensation for the year listed.
4.For 2019, the amounts included in the “Stock Awards” column for the performance-based awards ($1,323,260 for Mr. Pinkston, $668,321 for Mr. Merrill, $603,380 for Mr. Schell,) are the aggregate grant date fair value of these awards based on a probability analysis projecting a 28% payout on the TSR award for performance at the 17.90 percentile of the peer group and 100% payout on the CFTA award for performance at the 60th percentile of the peer group, as computed in accordance with FASB ASC Topic 718 “Stock Compensation,” which excludes the effect of estimated forfeitures. For a discussion of the valuation assumptions used in calculating these values for 2019, see Notes 2 and 12 to our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2019. The amount shown does not represent amounts paid to the NEOs. If performance had been at its highest level, the award payout for the performance-based component of the restricted stock awards included in the “Stock Awards” column would be at 200%, and would be as follows:

Name	2020	2019
Larry D. Pinkston	—	$4,135,187
David T. Merrill	—	$2,088,502
Mark E. Schell	—	$1,885,564
Micheal L. Hicks	—	—
5.Reflects component of cash bonuses paid based on objective performance metrics set in advance by the compensation committee.
6.The table below shows the components of this column for the last fiscal year:

Name	Separation Benefit Plan Payment (a) ($)	Executive Disability Insurance Premium ($)	401(k) Match (b) ($)	Personal Car Allowance ($)	Club Membership ($)	Total "All Other Compensation" ($)
Larry D. Pinkston	470,604	983	11,400	1,877	—	484,864
David T. Merrill	77,208	6,330	11,400	5,000	5,986	105,924
Mark E. Schell	—	7,122	11,400	7,500	1,404	27,426
Micheal L. Hicks	—	—	11,400	6,000	—	17,400
a.    Reflects amounts paid under company’s severance agreement for those NEOs who terminated employment before the end of 2020.
b.     Match was made in cash.

Outstanding Equity Awards at End of 2020

The company's pre-bankruptcy outstanding stock was canceled effective with its September 3, 2020 emergence from bankruptcy. No equity awards were held by any NEO at December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

This table shows the number of shares of our common stock beneficially owned by each current director, each NEO, and all current directors and executive officers as a group as of April 9, 2021, with all shares directly owned unless otherwise noted:

STOCK OWNED BY OUR DIRECTORS, NOMINEES, AND EXECUTIVE OFFICERS AS OF APRIL 9, 2021
Name of Beneficial Owner	Common Stock (1) (a)	Options Exercisable within 60 days (b)	Unvested Common Stock (c)	Total (d)
Robert R. Anderson	—	—	—	—
Alan J. Carr	—	—	—	—
Phil Frohlich	—	—	—	—
Steven B. Hildebrand	—	—	—	—
Philip B. Smith	—	—	—	—
Andrei Verona	—	—	—	—
Mark E. Schell	—	—	—	—
David T. Merrill	—	—	—	—
Larry D. Pinkston	—	—	—	—
Frank Young	—	—	—	—
Micheal L. Hicks	—	—	—	—
All directors and executive officers as a group (11 people)	—	—	—	—
1.As of April 9, 2020, none of our officers or directors own shares of the Company's common stock directly. Mr. Frohlich manages Prescott Group Capital Management, which owns 2,931,684 shares, as set forth in the table that follows.

Stockholders Owning More Than 5% of Our Common Stock

This table sets forth information about the beneficial ownership of our common stock by the only stockholders we know of who own over five percent of our common stock. Holders of more than five percent of our common stock have not been required to file ownership reports with the SEC.

STOCKHOLDERS WHO OWN MORE THAN 5% OF OUR COMMON STOCK
Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Prescott Group Capital Management, LLC 1924 S. Utica Avenue, Suite 1120 Tulsa, Oklahoma 74104	2,931,684	26.46%
Guggenheim Partners Investment Management, LLC 227 West Monroe Street, 7th Floor Chicago, Illinois 60606	1,063,292	9.60%
RBC Global Asset Management Inc. RBC Centre 155 Wellington Street West, Suite 2300 Toronto, Ontario, Canada M5V 3K7	866,977	7.83%
Newtyn Management 60 East 42nd St., 9th Floor New York, New York 10165	752,147	6.79%
1.Beneficial ownership for Prescott Group Capital Management, LLC and RBC Global Asset Management Inc. is based on the Non-objecting Beneficial Owners Report as of April 9, 2020, and as subsequently confirmed by the stockholder. Beneficial ownership for Guggenheim Partners Capital Management, LLC is as confirmed by the stockholder on April 26, 2021, and is held in varying amounts across numerous funds. Beneficial ownership for Newtyn Management is estimated based on the value of their bonds held at the time of our September 3, 2020 emergence from bankruptcy and has not been confirmed by Newtyn Management. Beneficial ownership may under certain circumstances include both voting power and investment power. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
2.Based on the number of issued and outstanding shares of our common stock as of April 9, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2020

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	903,226 (2)
Total	—	—	903,226
1.Our Long Term Incentive Plan was approved by the requisite creditors as part of our plan of reorganization, which was confirmed by order of the U.S. Bankruptcy Court on August 6, 2020. See the following summary under “Material Terms of Long Term Incentive Plan” for a description of our Long Term Incentive Plan.
2.Represents shares available for issuance under our Long Term Incentive Plan. See the following summary under “Material Terms of Long Term Incentive Plan” for a description of our Long Term Incentive Plan.

Material Terms of Long Term Incentive Plan
Overview. Our Long Term Incentive Plan ("LTIP") was adopted in connection with our reorganization and became effective as of September 3, 2020. The following is a summary of the material terms of the LTIP. This summary is not complete. For more information concerning the LTIP, we refer you to the full text of the plan, which was filed as an exhibit to our Current Report on Form 8-K filed September 10, 2020.

The purpose of the LTIP is to attract, retain and motivate employees, officers, directors, consultants, and other service providers of the company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the board or a board committee, of Options, SARs, Restricted Stock, Restricted Stock Units, Stock Awards, Dividend Equivalents, Other Stock-Based Awards, Cash Awards, Performance Awards, Substitute Awards, or any combination of those awards.

Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the LTIP, 903,226 shares of the new common stock of the reorganized company, par value $0.01 per share ("stock") have been reserved for issuance by awards to be issued under the LTIP. Shares available to be delivered under the LTIP will be made available from (i) authorized but unissued shares of stock; (ii) stock held in the treasury of the company; or (iii) previously-issued shares of stock reacquired by the company. Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery by issuance of other awards under the LTIP.

Eligible recipients of awards under the LTIP include any individual who, as of the date of grant, is an officer or employee of the company or its affiliates and any other individual who provides services to the company or its affiliates, including one of its directors. An employee on leave from the company is considered eligible for awards under the LTIP.

Administration. The LTIP is administered by our compensation committee, which has discretion to determine the individuals to whom awards may be granted under the plan, the number of shares of our stock or the amount of cash subject to each award, the type of award, the manner in which such awards will vest and the other conditions applicable to awards. The compensation committee is empowered to clarify, construe or resolve any ambiguity in any provision of the LTIP or any award agreement and adopt such rules, forms, instruments and guidelines for administering the LTIP as it deems necessary or proper. The committee may delegate its powers to a subcommittee, a director, or an officer, if the delegation does not violate any applicable law.

Agreements. Awards granted under the LTIP will be evidenced by award agreements that provide additional terms and conditions associated with such awards, as determined by the compensation committee in its discretion. In the event of any conflict between the provisions of the LTIP and any such award agreement, the provisions of the LTIP will control.

Award Types. Types of awards available under the LTIP, which may be granted either alone, in addition to, or in tandem with any other award, include:

•Options - These include Incentive Stock Options ("ISO"s), which are intended to meet the ISO definition of Section 422 of the Internal Revenue Code, as well as Nonstatutory Options, which are any option that is not an ISO. Net settlement and cashless exercise are available methods of payment. No option may be exercisable for more than ten years following the grant date or, for persons owning stock with more than 10% of the total combined voting power of all classes of stock of the company or its subsidiaries, five years from the grant date.

•Stock Appreciation Rights ("SAR"s) - A SAR is the right to receive, on exercise, an amount equal to the product of the excess of the fair market value of a share of stock on the date of exercise over the grant price of the SAR and the number of shares of stock subject to the exercise of the SAR. No SAR may be exercisable for more than ten years following the grant date.

•Restricted Stock - Restricted Stock is stock granted subject to certain restrictions and a risk of forfeiture. During the period of restriction, the stock may not be transferred, sold, pledge, hedged, hypothecated, margined or otherwise encumbered by the recipient.

•Restricted Stock Units ("RSU"s) - An RSU is a grant to receive stock, cash, or a combination of stock and cash at the end of a specified period, and may include any restrictions imposed by the compensation committee. Settlement of RSUs will occur on vesting or expiration of the specified period, and will be done by delivery of a number of shares of stock equivalent to the number of RSUs for which settlement is due, or cash in the amount of the fair market value of the specified number of shares of stock equal to the number of RSUs for which settlement is due, or a combination thereof, as determined by the compensation committee.

•Stock Awards - Stock awards are unrestricted shares of stock, and may be granted as a bonus, as additional compensation, or in lieu of cash in such amounts and subject to such terms as the compensation committee determines.

•Dividend Equivalents - Dividend Equivalents are rights to receive cash, stock or other awards or other property equal in value to dividends paid with respect to a specified number of shares of stock, or other periodic payments. Dividend Equivalents granted in connection with another award will be subject to the same restrictions or forfeiture risk as the award with respect to which the dividends accrue and will not be paid until that award has vested and been earned.

•Other Stock-Based Awards - The compensation committee may grant other awards denominated in or payable in, valued in whole or part by reference to, or otherwise based on, or related to, stock, as determined by the compensation committee, including convertible or exchangeable debt securities, other rights convertible or exchangeable into stock, purchase rights for stock, awards with value and payment contingent on performance of the company or other factors determined by the compensation committee, and awards valued by reference to the book value of stock or the value of securities of, or the performance of, affiliates of the company.

•Cash Awards - Cash Awards are awards denominated in cash.

•Substitute Awards - The compensation committee may grant awards in substitution or exchange for any other award granted under the LTIP or another plan of the company or an affiliate. Substitute Awards may be granted in connection with a merger, consolidation, or acquisition of another entity or the assets of another entity.

•Performance Awards - The compensation committee may grant awards under the LTIP that are conditioned on one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each criteria. Conditions or goals may be based on business criteria for the company, on a consolidated basis, and/or for specified affiliates or business units of the company. Conditions and goals may be set on an absolute or relative basis, and can differ for different award recipients. If significant events occur which the compensation committee expects to have a substantial effect on the applicable performance conditions, the compensation committee may revise the performance conditions. The performance period will be as determined by the compensation committee in its discretion but shall not exceed ten years. Amounts determined to have vested will be paid by March 15th of the year following the year included in the last day of the applicable performance period. Settlement may be made in cash, stock, or other awards or property, as determined by the compensation committee. Awards may be increased or decreased in the compensation committee's discretion.

Tax Withholding. The company or its affiliates may withhold from any award or payment under an award the amount needed to cover taxes due or potentially payable and take such other action to satisfy payment of withholding taxes and other tax obligations related to any award in amounts as may be determined by the compensation committee in its sole discretion.

Transferability of Awards. Other than as permitted to be transferred by the compensation committee to an immediate family member or a family trust (or similar entities), or as transferred under a domestic relations orders, options and SARs shall be exercisable only by the participant during the participant's lifetime or by the person to whom those rights pass by will or the laws of descent and distribution. ISOs may not be transferred other than by will or the laws of descent and distribution. If provided by the compensation committee in an award agreement, an award may be transferred without consideration to immediate family members or related family trusts, limited partnerships, or similar entities or on such terms and conditions as the compensation committee may from time to time establish, and awards may be transferred under a qualified domestic relations order.

Form and Timing of Payment under Awards. Payments may be made in such forms as the compensation committee may determine in its discretion, including cash, stock, other awards or property, and may be made in lump sum, installments or on a deferred basis as long as the deferred or installment basis is set forth in an award agreement. Payments may include provisions for crediting or paying reasonable interest on installment or deferral amounts or the granting of Dividend Equivalents or other amounts in respect of installment or deferred payments denominated in stock.

Form of Stock Awards. Stock or other securities of the company under an award under the LTIP may be evidenced in any manner deemed appropriate by the compensation committee including certificated stock, book entry, electronic or otherwise, and shall be subject to such restrictions as the compensation committee deems advisable or as required by applicable law. Appropriate legends will be inscribed.

Adjustment of Awards. In the event of a corporate event or transaction such as a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar event or transaction the compensation committee may make certain adjustments to awards, including, in its sole discretion, substitution or adjustment of the number and kind of shares that may be issued under the LTIP or under particular awards, the grant price or purchase price applicable to outstanding awards, and other value determinations applicable to the LTIP or outstanding awards. In the event we experience a change in control (as defined in the LTIP), the compensation committee may, but is not obligated to, make adjustments to the terms and conditions of outstanding awards, including, without limitation:

•acceleration of vesting and exercisability of awards, including subjecting the accelerated award to a time limitation after which rights under the award terminate;

•redemption or assumption in whole or in part of awards, for fair value or no value, depending on the award type and the the price of the company's stock at the time of the change of control;

•cancellation of awards remaining subject to restriction, with no payment for the award ;

•make adjustments to outstanding awards as the committee deems appropriate to reflect the change of control or other such event, including the substitution, assumption, or continuation of awards by the successor company or a parent or subsidiary of the successor company.

Limitations on Transfer of Stock Awarded under the LTIP. Prior to any Qualifying Public Offering, as defined in the LTIP, the company has a right of first refusal and a purchase option to purchase shares of stock from LTIP participants ceasing to be employees or service providers of the company, as detailed in Section 9 of the LTIP. Appropriate stock legends will be inscribed denoting the foregoing transfer restrictions. Also as detailed in Section 9 of the LTIP, in connection with a Qualifying Public Offering, as defined in the LTIP, holders of shares of company stock awarded under the LTIP may be restricted from transferring those shares for a specified "lock-up" period of time following the date of such an offering.

Section 409A of the Internal Revenue Code. Awards granted under the LTIP are intended but not required to comply with Section 409A of the Internal Revenue Code ("Section 409A"). The compensation committee may adjust the timing of award payments to comply with requirements of Section 409A and the "Nonqualified Deferred Compensation Rules," as defined in the LTIP. The LTIP provides that the Nonqualified Deferred Compensation Rules as so defined are incorporated by reference into the LTIP and control over the LTIP or any award agreement.

Clawback. The LTIP and all awards granted under it are subject to any clawback policies the company may adopt, which could result in reduction, cancellation, forfeiture, or recoupment in certain circumstances of wrongful conduct.

Amendment and Termination. The compensation committee may amend or terminate the LTIP or any award agreement at any time without the consent of the company's stockholders or LTIP participants, except that any amendment or alteration, including any increase in any share limitation, will be subject to stockholder approval if required by any federal or state law or regulation. The committee may otherwise in its discretion determine to submit changes to the plan for stockholder approval. Without the consent of an affected participant under a previously granted and outstanding award, the committee may not act to materially diminish the participants’ rights under the LTIP or any award, provided that any adjustment in connection with any subdivision, consolidation, recapitalization, change of control or other reorganization is deemed not to materially and adversely affect the rights of any participant. No awards will be granted under the LTIP after September 3, 2030.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions Between the Company and Its Officers, Directors, Nominees for Directors and Their Associates

G. Bailey Peyton IV, one of our pre-bankruptcy directors, serves as Manager and owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells owned or operated by the company in several states. The company in the ordinary course of business, paid royalties or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, in some cases, as lessee, with respect to certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled approximately $0.2 million and $0.4 million during 2020 and 2019, respectively. The transactions were approved by the audit committee and the board.

Director Independence Determination

Our common stock is not listed on any national exchange or quoted on any inter-dealer quotation service that imposes independence requirements on our board of directors or any committee thereof. Under the corporate governance standards of the New York Stock Exchange ("NYSE"), generally a director does not qualify as independent if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain relationships or affiliations with us, our external or internal auditors or other companies that do business with us.

The board has determined that all of our directors, except Messrs. Smith and Frohlich are independent under the NYSE standards. The board determined that none of the independent directors has any material relationship with us that could impair such individual’s independence. Mr. Smith is not considered to be an independent director because of his employment as one of our executive officers. Mr. Frohlich is not considered to be independent because he is considered to be an affiliate based on his management of Prescott Group Capital Management LLC, which controls approximately 26% of our issued and outstanding common stock as of April 9, 2021. Our previous board determined that Ms. Mashinski and Messrs. Adcock, Christopher, Hildebrand, Morgan, Payne and Sullivan were independent under NYSE standards, and Mr. Peyton was not independent. Transactions considered by the previous board in making that decision were ordinary course business transactions with Mr. Peyton, the only director for whom there were such transactions.

Each member of each of our Audit and Compensation Committees also qualifies as independent under NYSE standards, other than Mr. Frohlich, who serves on our Audit Committee.

Item 14. Principal Accountant Fees and Services

Fees Incurred for Grant Thornton LLP and PricewaterhouseCoopers LLP

Grant Thornton LLP was our independent registered accounting firm for fiscal year 2020. PricewaterhouseCoopers LLP was our independent registered accounting firm for fiscal year 2019. This table shows the fees for professional audit services provided for the audit of the company’s annual financial statements paid to Grant Thornton LLP for the year ended December 31, 2020, and to PricewaterhouseCoopers LLP for the year ended December 31, 2019.

Type of Service	2020	2019
Audit Fees (1)	$1,259,347	$1,771,975
Audit-Related Fees (2)	—	$49,000
Tax Fees (3)	$10,868	$32,000
All Other Fees	—	—
Total	$1,270,215	$1,852,975
1.Audit fees represent fees for professional services for the audit of our financial statements and review of our quarterly financial statements and audit services provided for the issuance of consents and assistance with review of documents filed with the SEC.
2.In 2019 fees related to review of special filings and transactions.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

The following financial statements are filed as part of Unit's Annual Report on Form 10-K filed March 31, 2021 under Item 8-Financial Statements and Supplementary Data:

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

2. Financial Statement Schedules:

Included in Part IV of the Unit's Annual Report on Form 10-K filed March 31, 2021 for the years ended December 31, 2020 and 2019:

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

10.27†
Form of Indemnification Agreement between Unit Corporation and its executive officers and directors (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2020).

10.28†	Form of Director Engagement Letter (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2020).

21	Subsidiaries of the Registrant (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2020).

23.1	Consent of Ryder Scott Company, L.P. (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2020).

31.1	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (relating to the Original 2020 Form 10-K).

31.2	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (relating to the Original 2020 Form 10-K).

31.3	Certification of Chief Executive Officer under Rule 13a - 14(a) of the Exchange Act (filed herewith).

31.4	Certification of Chief Financial Officer under Rule 13a - 14(a) of the Exchange Act (filed herewith).

32
Certification of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2020).

99.1	Ryder Scott Company, L.P. Summary Report (filed as an Exhibit to Unit's Annual Report under cover Form 10-K for the year ended December 31, 2020).

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

† Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	April 30, 2021	By:	/s/ PHILIP B. SMITH
PHILIP B. SMITH
President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)