Form 10-K
period 2021-12-31
UNIT CORP
filed 2022-03-31
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒
Smaller reporting company ☒        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.              Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2021, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the OTC Pink on June 30, 2021) held by non-affiliates was approximately $127.7 million. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of March 31, 2022, 10,050,561 shares of the registrant’s common stock were outstanding.

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
MBoe – Thousand barrels of oil equivalent.
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

Proved developed reserves – Reserves expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate. For additional information, see the SEC’s definition in Rule 4-10(a)(6) of Regulation S-X.
Proved reserves – Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulations – prior to the time at which the contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. For additional information, see the SEC’s definition in Rule 4-10(a)(22)(i) through (v) of Regulation S-X.
Proved undeveloped reserves – Proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. For additional information, see the SEC’s definition in Rule 4-10(a)(431) of Regulation S-X.
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
SOFR - Secured Overnight Financing Rate.
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
BOKF – Bank of Oklahoma Financial Corporation.
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
MSA – The Amended and Restated Master Services and Operating Agreement for Superior.

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
Successor Period – Relates to the financial position and results of operations of the company for the period of September 1, 2020 through December 31, 2021.
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
•our ability to utilize the benefits of net operating losses and other deferred tax assets against potential future taxable income, including those that may be generated by a strategic divestiture process;
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
•demand for our land drilling services;
•changes in laws and regulations;
•changes in the current geopolitical situation, such as the current conflict occurring between Russia and Ukraine;
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
For The Year Ended December 31, 2021

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

Our executive offices are at 8200 South Unit Drive, Tulsa, Oklahoma 74132; our telephone number is (918) 493-7700.

Information regarding our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be provided free in print to any shareholders who request them. They are also available on our website at www.unitcorp.com, as soon as reasonably possible after we electronically file these reports with or furnish them to the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information about us we file electronically with the SEC.

Our corporate governance guidelines and code of ethics are available for free on our website at www.unitcorp.com or in print to any shareholder who requests them. We may occasionally provide important disclosures to investors by posting them in the investor information section of our website, as allowed by SEC rules.

GENERAL

We were founded in 1963 as an oil and natural gas contract drilling company. Today, besides our drilling operations, we have operations in the exploration and production and mid-stream areas. We operate, manage, and analyze our results of operations through our three principal business segments:

•Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment explores, develops, acquires, and produces oil and natural gas properties for our account. The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it is expanding the Divestiture Program to now include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves. On January 20, 2022, the company announced that it has retained a financial advisor and launched the process.
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

This table provides certain information about our assets as of December 31, 2021:

Oil and Natural Gas
Total number of wells in which we own an interest	5,253
Contract Drilling
Total number of drilling rigs available for use	21
Mid-Stream
Number of natural gas treatment plants we own	3
Number of processing plants we own	12
Number of natural gas gathering systems we own	18

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

2021 SEGMENT OPERATIONS HIGHLIGHTS

Oil and Natural Gas
•Revenues before eliminations increased by 69% from 2020 primarily due to higher average commodity pricing, partially offset by lower production volumes.
•Operating costs before eliminations decreased 43% from 2020.
•Capital expenditures increased 89% from 2020.

Contract Drilling
•Revenues decreased 18% from 2020 primarily due to the absence of 2020 rig termination and standby fees. Average rig utilization increased 8% to 10.9 rigs during 2021 while there was a 4% decrease in average dayrate to $17,987.
•Operating costs decreased 7% from 2020 primarily due to a decrease in rig fleet from 58 to 21 in 2021.
Mid-Stream
•Revenues before eliminations increased 87% and operating expenses before eliminations increased 114% from 2020 primarily due to higher commodity pricing, partially offset by lower volumes.
•Acquired a cryogenic processing plant, approximately 1,620 miles of low-pressure gathering pipeline, and related compressor stations located in southern Kansas in November 2021.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Note 23 - Industry Segment Information of our Notes to Consolidated Financial Statements in Item 8 of this report for information about each of our segment’s revenues, profits or losses, and total assets.

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

This table presents certain information regarding our oil and natural gas operations as of December 31, 2021:

	Number of Gross Wells	Number of Net Wells	Number of Gross Wells in Process	Number of Net Wells in Process	2021 Average Net Daily Production
					Natural Gas (Mcf)	Oil (Bbls)	NGLs (Bbls)
Total	5,253	1,450.67	5	0.02	79,485	4,424	7,189

Dispositions. The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it is expanding the Divestiture Program to now include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves. On January 20, 2022, the company announced that it has retained a financial advisor and launched the process.

On March 8, 2022, the company closed on the sale of wells and related leases located near the Oklahoma Panhandle for $5.0 million, subject to customary closing and post-closing adjustments with an effective date of December 1, 2021. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

On August 16, 2021, the company closed on the sale of substantially all of our wells and related leases located near Oklahoma City, Oklahoma for $19.5 million, subject to customary closing and post-closing adjustments. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

On May 6, 2021, the company closed on the sale of substantially all of our wells and related leases located in Reno and Stafford Counties, Kansas for $7.1 million, subject to customary closing and post-closing adjustments. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

We also sold $5.0 million of other non-core oil and natural gas assets, net of related expenses, during the year ended December 31, 2021. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

Well and Leasehold Data. The following tables identify certain information regarding our oil and natural gas exploratory and development drilling operations:

	Successor				Predecessor
	Year Ended December 31, 2021		Four Months Ended December 31, 2020		Eight Months Ended August 31, 2020
	Gross	Net	Gross	Net	Gross	Net
Wells drilled:
Development:
Oil	10	3.7	2	0.3	10	0.1
Natural Gas	—	—	1	—	12	0.3
Dry	—	—	—	—	—	—
Total development	10	3.7	3	0.3	22	0.4
Exploratory:
Oil	13	0.7	—	—	—	—
Natural gas	—	—	—	—	—	—
Dry	1	—	—	—	—	—
Total exploratory	14	0.7	—	—	—	—
Total wells drilled	24	4.4	3	0.3	22	0.4

	Year Ended December 31,
	2021		2020
	Gross	Net	Gross	Net
Wells producing or capable of producing:
Oil	736	141.2	1,534	604.8
Natural gas	2,380	649.0	4,601	1,598.3
Total	3,116	790.2	6,135	2,203.1

We did not develop any previously booked proved undeveloped oil and natural gas reserves in 2021 or 2020.

The following table summarizes our leasehold acreage at December 31, 2021:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net (1)	Gross	Net
Total	489,308	270,457	8,470	4,212	497,778	274,669
_________________________
1.Approximately 100% of the net undeveloped acres are covered by leases that will expire in the years 2022—2024 unless drilling or production extends those leases.

Price and Production Data. The following tables identify the average sales price, production volumes, and average production cost per equivalent barrel for our oil, NGLs, and natural gas production for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Average sales price per barrel of oil produced:
Price before derivatives	$66.50	$39.23	$35.14
Effect of derivatives	(16.47)	(1.94)	(3.16)
Price including derivatives	$50.03	$37.29	$31.98
Average sales price per barrel of NGLs produced:
Price before derivatives	$23.41	$9.28	$4.83
Effect of derivatives	—	—	—
Price including derivatives	$23.41	$9.28	$4.83
Average sales price per Mcf of natural gas produced:
Price before derivatives	$3.55	$1.91	$1.11
Effect of derivatives	(0.62)	0.01	0.03
Price including derivatives	$2.93	$1.92	$1.14

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Oil production (MBbls):
Jazz Wilcox field	126	61	184
Buffalo Wallow field	108	48	118
Mendota field	88	35	76
All other fields	1,293	482	1,184
Total oil production	1,615	626	1,562
NGLs production (MBbls):
Jazz Wilcox field	433	206	601
Buffalo Wallow field	581	261	618
Mendota field	437	155	327
All other fields	1,173	423	853
Total NGLs production	2,624	1,045	2,399
Natural gas production (MMcf):
Jazz Wilcox field	5,169	2,414	7,003
Buffalo Wallow field	5,860	2,651	6,214
Mendota field	2,623	967	2,059
All other fields	15,360	4,974	11,287
Total natural gas production	29,012	11,006	26,563
Total production (MBoe):
Jazz Wilcox field	1,420	669	1,952
Buffalo Wallow field	1,665	751	1,772
Mendota field	963	352	746
All other fields	5,026	1,734	3,918
Total production	9,074	3,506	8,388
Average production cost per equivalent Bbl (1)	$5.56	$5.27	$4.86
_______________________
1.Excludes ad valorem taxes and gross production taxes.

Our Buffalo Wallow field in Hemphill County, Texas, contained 20% and 16% of our total proved reserves in 2021 and 2020, respectively, expressed on an oil-equivalent barrels basis. Our Mendota field, in the Granite Wash play in the Texas Panhandle, contained 15% and 16% of our total proved reserves for those same years also expressed on an oil-equivalent barrels basis. There are no other fields that accounted for over 15% of our proved reserves.

Oil, NGLs, and Natural Gas Reserves. The table below identifies our estimated proved developed and undeveloped oil, NGLs, and natural gas reserves:

	Year Ended December 31, 2021
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Total proved developed	9,019	21,525	220,640	67,317
Total proved undeveloped	—	—	—	—
Total proved	9,019	21,525	220,640	67,317

Oil, NGLs, and natural gas reserves cannot be measured exactly. Estimates of those reserves require extensive judgments of reservoir engineering data and are generally less precise than other estimates made in financial disclosures.

Company Reserve Estimation and Technical Qualifications

Our Reservoir Engineering department is responsible for reserve determination for the wells in which we have an interest. Their primary objective is to estimate the wells' future reserves and future net value to us. Data is incorporated from multiple sources including geological, production engineering, marketing, production, land, and accounting departments. The engineers review this information for accuracy as it is incorporated into the reservoir engineering database. Management reviews our internal controls to help provide assurance all the data has been provided. New well reserve estimates are provided to management and the respective operational divisions for additional scrutiny. Major reserve changes on existing wells are reviewed regularly with the operational divisions to confirm completeness and accuracy. As the external audit is being completed, the reservoir department reviews all properties for accuracy of forecasting.

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

Ryder Scott Audit and Technical Qualifications

We use Ryder Scott to audit the reserves prepared by our reservoir engineers. Ryder Scott has been providing petroleum consulting services internationally since 1937. Their summary report is attached as Exhibit 99.1 to this Form 10-K. The wells or locations for which reserve estimates were audited were taken from our reserve and income projections as of December 31, 2021, and comprised approximately 85% of the total proved developed future net income discounted at 10% (based on the SEC's unescalated pricing policy).

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

Proved Undeveloped Reserves. As of December 31, 2021, we had no proved undeveloped reserves.

Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2021 and 2020, the changes in quantities, and standardized measure of those reserves for the years then ended, are shown in the Supplemental Oil and Gas Disclosures in Item 8 of this report.

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

Customers. One customer accounted for 11% of our oil and natural gas revenues during the year ended December 31, 2021 and no other company accounted for over 10% of our oil and natural gas revenues besides our mid-stream segment. Our mid-stream segment purchased $48.0 million of our natural gas and NGLs production and provided gathering and transportation services of $3.3 million. Intercompany revenue from services and purchases of production between our mid-stream segment and our oil and natural gas segment has been eliminated in our consolidated financial statements.

CONTRACT DRILLING

General. Our contract drilling business is conducted through Unit Drilling Company. Through this company we drill onshore oil and natural gas wells for ourselves and for others. Our drilling operations are mainly in Oklahoma, Texas, and New Mexico.

The following table identifies certain information about our contract drilling segment assets and activity:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Number of drilling rigs available for use	21	58	58
Average number of drilling rigs owned	30	58	58
Average number of drilling rigs utilized	10.9	7.2	11.5
Utilization rate (1)	36%	12%	20%
Average revenue per day (2)	$19,097	$21,974	$26,106
Total footage drilled (feet in 1,000’s)	4,487	1,062	2,999
Number of wells drilled	251	67	179
_________________________
1.Utilization rate is determined by dividing the average number of drilling rigs used by the average number of drilling rigs available for use during the year. See Drilling Rig Fleet below for discussion on the 2021 reduction in drilling rigs available for use.
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

The following table shows certain information about our drilling rigs as of December 31, 2021:

	Contracted Rigs	Non-Contracted Rigs	Total Rigs	Average Rated Drilling Depth (ft)
Drilling Rigs	16	5	21	20,238

Fluctuating commodity prices directly affect the number of drilling rigs we can put to work, both positively and negatively. Generally, sustained higher commodity prices lead to greater demand for drilling rigs, while demand and rates tends to fall as commodity prices decline for any extended period. Drilling rig utilization increased during 2021 as commodity prices increased. The number of drilling rigs we can work also depends on several conditions besides demand, including the availability of qualified labor as well as the availability of needed drilling supplies and equipment.

The following table shows the average number of our drilling rigs working by quarter for the years indicated:

	2021	2020
First quarter	9.4	18.7
Second quarter	10.0	9.1
Third quarter	11.0	5.1
Fourth quarter	13.2	7.6

Drilling Rig Fleet. We reduced the number of drilling rigs available for use from 58 at December 31, 2020 to 21 during the second quarter of 2021 in order to focus on utilization of our BOSS drilling rigs and certain SCR rigs that are either currently under contract or candidates for future upgrades.

Dispositions. We sold non-core contract drilling assets for proceeds of $12.7 million, net of related expenses, resulting in net gains of $10.1 million during the year ended December 31, 2021.

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

Most of our drilling contracts during 2021 and 2020 were daywork contracts. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our daywork compensation is based on a negotiated rate to be paid for each day the drilling rig is used.

Most of our contracts are term contracts, with the rest being well-to-well contracts. Term contracts can range from months to multiple years and the rates can either be fixed throughout the term or allow for periodic adjustments.

Customers. Five customers accounted for 79% of our contract drilling revenues during the year ended December 31, 2021. No other third-party customer accounted for 10% or more of our contract drilling revenues.

Our contract drilling segment may also provide drilling services for our oil and natural gas segment. The contract drilling segment did not drill any wells for our oil and natural gas segment in 2021. Depending on the timing of the drilling services performed on our properties, those services may be deemed, for financial reporting purposes, to be associated with acquiring an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties.

MID-STREAM

General. Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiaries, of which we presently own a 50% interest. Superior's operations consist of buying, selling, gathering, processing, and treating natural gas. It operates 3 natural gas treatment plants, 12 processing plants, 18 active gathering systems, and approximately 3,822 miles of pipeline. Superior and its subsidiaries operate in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

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

The Agreement specifies how future distributions are to be allocated among the Members. Distributions from Available Cash (as defined in the Agreement) were generally split evenly between the Members prior to December 31, 2021, when the three-year period for Unit's commitment to spend $150.0 million (Drilling Commitment Amount) to drill wells in the Granite Wash/Buffalo Wallow area ended. The total amount spent by Unit towards the Drilling Commitment Amount was $24.6 million. Accordingly, SP Investor will receive 100% of Available Cash distributions related to periods subsequent to December 31, 2021 until the $72.7 million Drilling Commitment Adjustment Amount (as defined in the Agreement) is satisfied.

After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of December 31, 2021, liquidation distributions paid first to SP Investor of $361.7 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $361.7 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. The power to direct the activities that most significantly affect Superior's operating performance is now shared by the equity holders (Unit Corporation and SP Investor) rather than held by the Operator. Superior no longer qualifies as a VIE subsequent to these amendments and we will no longer consolidate the financial position, operating results, and cash flows of Superior as of March 1, 2022. We will subsequently account for our investment in Superior as an equity method investment under the HLBV method.

The following table presents certain information regarding our mid-stream segment for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Gas gathered—Mcf/day	319,394	324,892	388,506
Gas processed—Mcf/day	130,000	135,615	158,031
NGLs sold—gallons/day	442,796	441,761	612,301

Dispositions and Acquisitions. In November 2021, we closed on an acquisition for $13.0 million, subject to customary closing and post-closing adjustments, that included a cryogenic processing plant, approximately 1,620 miles of low-pressure gathering pipeline, and related compressor stations located in southern Kansas.

Impairment. In December 2021, we determined that the carrying value of a gathering system in Pennsylvania was not recoverable and exceeded its estimated fair value due to unfavorable forecasted economics. We recorded non-cash impairment charges of $10.7 million based on the estimated fair value of the asset group.

Contracts. Our mid-stream segment provides its customers with a full range of gathering, processing, and treating services. These services are usually provided to each customer under long-term contracts (more than one year), but we also have short-term contracts. Our customer agreements include these types of contracts:

•Fee-Based Contracts. These contracts provide for a set fee for gathering, transporting, compressing, and treating services. Our mid-stream’s revenue is a function of the volume of natural gas and is not directly dependent on the value of natural gas. For the year ended December 31, 2021, 76% of our mid-stream segment’s total volumes and 73% of its operating margins (as defined below) were under fee-based contracts.
•Commodity-Based Contracts. These contracts consist of several contract structure types. Under these contract structures, our mid-stream segment purchases the raw well-head natural gas and settles with the producer at a stipulated price while retaining all sales proceeds from third parties or retains a negotiated percentage of the sales proceeds from the residue natural gas and NGLs it gathers and processes, with the remainder being paid to the producer. For the year ended December 31, 2021, 24% of our mid-stream segment’s total volumes and 27% of operating margins (as defined below) were under commodity-based contracts.

For each of the above contract types, operating margin is defined as total operating revenues less operating expenses and does not include depreciation, amortization, and impairment, general and administrative expenses, interest expense, or income taxes.

Customers. Three customers accounted for 58% of our mid-stream revenues. We believe that there are other customers available to purchase our natural gas and NGLs if we were to lose these customers. Superior purchased $48.0 million of our oil and natural gas segment's natural gas and NGLs production, and provided gathering and transportation services of $3.3 million. Intercompany revenue from services and purchases of production between Superior and our oil and natural gas segment has been eliminated in our consolidated financial statements.

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

As of March 3, 2022, we had 788 employees, none of whom are members of a union or labor organization. Our workforce includes 478 employees in our contract drilling segment, 136 employees in our oil and natural gas segment, 128 employees in our mid-stream segment, and 46 in our general corporate group. We also periodically utilize the services of independent contractors. We have not experienced any strikes or work-force stoppages.

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

RISKS CONCERNING COMMODITY PRICES

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
•political and economic uncertainty and geopolitical activity, such as the current conflict occurring between Russia and Ukraine;
•governmental policies and subsidies;
•the costs of exploring for, producing, and delivering oil and natural gas;
•technological advances affecting energy consumption;
•United States storage levels of oil, NGLs, and natural gas;
•price, availability, and acceptance of alternative fuels;
•volatility in ethane prices causing rejection of ethane as part of the liquids processed stream;
•pandemics, epidemics, outbreaks, or other public health events, such as COVID-19; and
•worldwide economic conditions.

Oil prices are sensitive to domestic and foreign influences based on political, social, or economic underpinnings, any of which could have an immediate and significant effect on the price and supply of oil. Prices of oil, NGLs, and natural gas can also be influenced by trading on the commodities markets which has increased the volatility associated with these prices, causing large differences in prices on even a weekly and monthly basis.

Based on our production for the year ended December 31, 2021, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of derivatives, would cause a corresponding $250 per month ($3.0 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of derivatives, would result in a $130 per month ($1.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of derivatives, would result in a $220 per month ($2.6 million annualized) change in our pre-tax operating cash flow.

These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of oil, NGLs, and natural gas.

Our derivative arrangements might limit the benefit of increases in oil, NGLs, and/or natural gas prices.

To reduce our exposure to short-term fluctuations in the price of oil, NGLs, and natural gas, we may use derivative contracts like swaps and collars. To date, we have derivatives covering part, but not all of our production, which provides price protection only against declines in market prices on the production covered by those derivatives, but not otherwise. Should market prices for the production we have derivatives on exceed the prices due under our derivative contracts, our derivative contracts expose us to the risk of financial loss and limit the benefit to us of those increases in market prices. Volumes not covered by derivative contracts are subject to market prices. The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report in Item 7 has a more thorough discussion of our derivative arrangements.

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

Our drilling equipment, transportation equipment, gas gathering and processing systems, and other property and equipment are carried at cost. We must periodically test to see if these values have been impaired whenever events or changes in circumstances suggest the carrying amount may not be recoverable. If these assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of the property, equipment, and related intangible assets. Once these values are reduced, they are not reversible.

RISKS RELATED TO OIL, NGL, AND NATURAL GAS RESERVES

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

Estimated quantities of oil, NGLs, and natural gas reserves and their values used to prepare our consolidated financial statements and supplemental oil and gas disclosures may differ from estimates used in other strategic or economic purposes.

As described above, the information about discounted future net cash flows in this report is not necessarily the current market value of the estimated oil, NGLs, and natural gas reserves attributable to our properties so estimates used by management for strategic or economic purposes may differ.

RISKS RELATED TO FINANCING OUR BUSINESS

Our inability to satisfy our debt obligations and covenants could result in our failure to meet our capital needs and adversely affect our operations.

We may incur substantial capital expenditures in our operations. Historically, we have funded our capital needs through a combination of internally generated cash flow and borrowings under our bank credit agreements. We have, and may continue to have, some indebtedness. As of December 31, 2021, we had no outstanding borrowings under the Exit credit agreement and $19.2 million of borrowings outstanding under the Superior credit agreement (as defined below).

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

As of December 31, 2021, we had no outstanding borrowings under our Exit credit agreement and $19.2 million outstanding under our Superior credit agreement. Our financing agreements permit us to incur more indebtedness and other obligations. We may also seek amendments or waivers from our existing lenders if we need to incur indebtedness above amounts permitted by our financing agreements.

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

Superior must maintain a funded debt to consolidated EBITDA ratio (as defined in the Superior credit agreement) of not greater than 4.00 to 1.00. If Superior’s EBITDA falls below $50.0 million, its maximum funded debt would be limited to 4.00 times consolidated EBITDA.

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

We face risks related to epidemics, pandemics, outbreaks, or other public health events outside our control and could disrupt our operations and hurt their financial condition. The outbreak of the COVID-19 virus has spread across the globe and affected financial markets and worldwide economic activity. It may continue to negatively impact our operations or our workforce’s health by rendering employees or contractors unable to work or unable to access our facilities for an indefinite period. The effects of COVID-19 and concerns about its global spread have, during certain periods, weakened the domestic and international demand for crude oil and natural gas, hurting crude oil prices and causing significant price volatility. As the duration and full impact from COVID-19 is difficult to predict, how much it may hurt our operating results, or the duration of any potential business disruption is unknown. Any potential impact will depend on future developments, and new information that may emerge about the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact are beyond our control. These potential impacts, while unknown, could hurt our operating results.

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

Our oil and natural gas segment’s prospective drilling locations are in various evaluation stages, ranging from a prospect ready to drill to a prospect that will require additional geological and engineering analysis. Based on many factors, including future oil, NGLs, natural gas prices, the generation of additional seismic or geological information, and other factors, we may decide not to drill one or more of these prospects. We may not increase or maintain our reserves or production, which could hurt our business, financial position, and operating results. The SEC’s reserve reporting rules require that, subject to limited exceptions, proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of booking. At December 31, 2021, we had no proved undeveloped drilling locations.

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

During the year ended December 31, 2021, one customer accounted for 11% of our oil and natural gas revenue, five customers accounted for 79% of our contract drilling revenues, and three customers accounted for 58% of our Mid-Stream revenues. No other third-party customer accounted for 10% or more of any of our segment revenues. Any customer may choose not to use our services or purchase oil, natural gas, or NGLS from us, and losing one or several of our larger customers could have a material adverse effect on our financial condition and results of operations if we could not find replacements.

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

Geopolitical tensions from the conflict between Russia and Ukraine may create market volatility or other disruptions which could negatively impact our ability to carry out our business plan.

Although we have no direct transactional or supply chain exposure to the areas of conflict, the current conflict between Russia and Ukraine, and related geopolitical and economic responses, could significantly impact the global financial markets and supply chains, or cause other disruptions which could negatively impact our business plan and operations.

RISKS TO OUR POTENTIAL GROWTH PLANS

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict.

Any growth plans may require significant cash. Our principal sources of liquidity include the available borrowing capacity under the Exit credit agreement and cash flow generated from operations. If our cash flow from operations decreases, we may be unable to expend the capital to maintain our operations, hurting our future revenues. Our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (i) our ability to comply with the terms of the Exit credit agreement, (ii) our ability to maintain adequate cash on hand, and (iii) our ability to generate cash flow from operations.

Growth through acquisitions is not assured.

We have historically grown through mergers and acquisitions. The contract land drilling industry, the exploration and development industry, and the gas gathering and processing industry have experienced significant consolidation over the past several years. There is no assurance that acquisition opportunities will be available or viable. Even if available, there is no assurance we would have the financial ability to pursue the opportunity. We expect the competition for acquisition opportunities to persist or intensify.

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

Our future performance may depend on our ability to find or acquire more oil, NGLs, and natural gas reserves that are economically recoverable.

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

If we are to construct new proprietary BOSS drilling rigs, the process would be subject to risks, including delays and cost overruns, and rigs that may not meet our expectations.

We have designed and built several proprietary 1,500 horsepower AC electric drilling rigs called BOSS drilling rigs. This new design should position us to meet the demands of our customers better. Constructing any future new BOSS drilling rigs is subject to the risks of delays or cost overruns in any large construction project because of many possible factors.

BOSS drilling rig designs may be subject to intellectual property rights claims.

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

On August 3, 2020, the United States Senate reauthorized the Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act to reauthorize pipeline safety programs through fiscal year 2023. The PIPES Act contains provisions for methane leak detection, monitoring, and repair, the maintenance of emergency response plans, and other pipeline safety regulations. Therefore, additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operating costs that could be significant. In addition, should we fail to comply with PHMSA or comparable state regulations, we could be subject to substantial fines and penalties. Effective January 11, 2021, the maximum civil penalties PHMSA can impose are $222,504 per violation per day, with a maximum of $2,225,034 for a related series of violations.

Proposed federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate the production of oil, natural gas, and associated liquids from dense subsurface rock formations. Our oil and natural gas segment routinely applies hydraulic-fracturing techniques to many of our oil and natural gas properties, including our unconventional resource plays in the Granite Wash of Texas and Oklahoma, the Marmaton and Hoxbar of Oklahoma, the Wilcox of Texas. Hydraulic-fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow hydrocarbons’ flow into the wellbore. State oil and natural gas commissions process typically regulate this process, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and published permitting guidance addressing the performance of such activities. The EPA has also finalized rules under the Clean Water Act in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Separately, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances.

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

Uncertainty about increased seismic activity in Oklahoma could have adverse effect on our business and results of operations.

We conduct oil and natural gas exploration, development, and drilling activities in Oklahoma and nearby. In recent years, Oklahoma, Texas, and Kansas have experienced an upturn in earthquakes and other seismic activity. Some parties believe there is a correlation between certain oil and gas activities and earthquakes’ increased occurrence. The extent of this correlation is the subject of studies by both state and federal agencies, the results of which remain unclear. We cannot say what impact this seismic activity may have on us or our industry.

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

With our emergence from bankruptcy on the Effective Date, we determined that the company qualified for fresh start accounting under ASC Topic 852, Reorganizations, under which our reorganization value, which represents the fair value of the entity before considering liabilities, is distributed to the fair value of assets in conformity with the purchase method of accounting for business combinations. We state our liabilities, other than deferred taxes, at a present value of amounts expected to be paid. Thus, our consolidated balance sheets and consolidated statements of operations are not comparable in many respects to consolidated balance sheets and consolidated statements of operations data for periods before we adopted fresh start accounting. You cannot compare information reflecting our post-emergence financial statements to information for periods before we emerged from bankruptcy without adjusting for fresh start accounting.

Even though the Plan has been consummated, we may not achieve our stated goals.

Even though the Plan has been substantially consummated, we may continue to face several risks, such as further deterioration or other changes in economic conditions, changes in our industry, changes in demand for our services, and increasing expenses. We cannot guarantee that the Plan and subsequent performance will achieve our stated goals.

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

Our charter and by-laws contain provisions that could delay or discourage a change in control transaction or prevent stockholders from receiving a premium on their investment.

Our charter and bylaws contain provisions that may delay or discourage change in control transactions or changes in our management or transactions that our stockholders might otherwise deem to be in their best interests or that might result in a premium over the market price for our shares, including, among other things:
•For so long as we do not have a class of securities registered under Section 12 of the Exchange Act, until the earlier to occur of (x) the Consenting Noteholders (as defined in the Plan) ceasing to hold at least 50% of the outstanding voting stock and (y) a public offering of common stock having occurred and shares of the company’s common stock with a value of at least $250.0 million having been listed for trading on a national securities exchange, the company cannot take certain actions without the consent of holders of at least 50% of the voting stock. Such actions include, among other things and subject to certain exceptions, (i) increasing or decreasing the size of the board, (ii) undertaking any fundamental change to the nature of the business, or (iii) consummating a public offering of common stock.
•The board is divided into two classes, Group I and Group II. The Group I directors initially served until the company’s 2023 annual meeting of stockholders, and the Group II directors will initially serve until the company’s 2022 annual meeting of stockholders. Each nominee for director will stand for election to a two-year term expiring at the second annual meeting of stockholders after that director’s election and until such director’s successor is duly elected and qualified, subject to that director’s earlier resignation, retirement, removal from office, death, or incapacity.
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
•Vacancies on our board of directors and newly created directorships will be filled solely by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director.

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

The information called for by this item was consolidated with and disclosed in connection with Item 1 above.

Item 3.     Legal Proceedings

For more information regarding legal proceedings, see Note 21 - Commitments And Contingencies of our Notes to Consolidated Financial Statements in Item 8 of this report.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

New Common Stock

After the Effective Date, we authorized 12.0 million shares of New Common Stock to be distributed under the Plan. The New Common Stock is not registered under Section 12 of the Exchange Act. On March 23, 2021, FINRA authorized a broker dealer to initiate a priced quotation of the New Common Stock on the OTC Pink Marketplace under the symbol "UNTC". See “Risk Factors — Our New Common Stock may have a limited market and lack liquidity” under Item 1A of this report.

Since all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record, as of March 31, 2022, there was one holder of record of our common stock.

Allocation of New Common Stock

As contemplated by the Plan, the company distributed 10,527,507 and 683,038 shares of New Common Stock to holders of the subordinated notes claims on December 11, 2020 and July 26, 2021, respectively, as well as 161,328 and 3,055 shares of New Common Stock to holders of allowed general unsecured claims on October 20, 2021 and February 23, 2022, respectively, as a result of the pro rata distribution of shares of New Common Stock out of the equity reserves established under the Plan for certain disputed claims against the company and UPC. The shares of New Common Stock were distributed pursuant to Section 1145 of the Bankruptcy Code (which generally exempts from registration under the federal and state securities laws the issuance of securities in exchange for interests in or claims against a debtor under a plan of reorganization). Pursuant to the Plan, all shares of New Common Stock were distributed in book-entry form through the facilities of The Depository Trust Company (DTC).

Common Stock Dividends

We have declared no cash dividends on our common stock. Any future determination by our board of directors to pay dividends on our common stock will be made only after considering our financial condition, results of operations, capital requirements, and other relevant factors. Under certain circumstances, none of which applied as of December 31, 2021, our bank credit agreements may restrict the payment of cash dividends on our common stock. For further information regarding how our bank credit agreements may impact our ability to pay dividends, see “Credit Agreements” under Item 7 of this report.

Share Repurchases

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 10 - Long-Term Debt And Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million. The cash purchase price and direct acquisition costs are reflected as treasury stock on the consolidated balance sheets as of December 31, 2021.

In June 2021, our board of directors (the Board) authorized repurchasing up to $25.0 million of our outstanding common stock. In October 2021, the Board authorized an increase from $25.0 million of authorized repurchases to $50.0 million. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice.

As of December 31, 2021, we had repurchased a total of 1,271,963 shares at an average share price of $32.57 for an aggregate purchase price of $41.4 million under the repurchase program.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of December 31, 2021 totaled 1,949,963, resulting in outstanding shares of 10,050,037.

The table below represents all share repurchases for the three months ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
				(in thousands)
October 1, 2021 through October 31, 2021	—	$—	—	$40,653
November 1, 2021 through November 30, 2021	861,926	$34.80	861,926	$10,658
December 1, 2021 through December 31, 2021	60,000	$34.80	60,000	$8,570

Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read this discussion of our financial condition and results of operations with the consolidated financial statements and related notes in Item 8 of this report.

Introduction

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

In our oil and natural gas segment, we are optimizing production and converting non-producing reserves to producing, with selective drilling activities in core areas. The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it is expanding the Divestiture Program to now include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves. On January 20, 2022, the company announced that it has retained a financial advisor and launched the process.

In our contract drilling segment, management reduced the number of drilling rigs available for use from 58 at December 31, 2020 to 21 during the second quarter of 2021 in order to focus on utilization of our BOSS drilling rigs and certain SCR rigs that are either currently under contract or candidates for future upgrades. Of the 21 rigs available for use, 14 are currently working, 3 are actively being marketed, and the remaining 4 will be considered for upgrade and marketing as future conditions warrant. We also plan to continue seeking opportunities to divest non-core, idle drilling equipment.

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

Recent Developments

Commodity Price Environment and COVID-19 Pandemic

Our success depends, among other things, on prices we receive for our oil and natural gas production, the demand for oil, natural gas, and NGLs, and the demand for our drilling rigs which influences the amounts we can charge for those drilling rigs. While our operations are all within the United States, events outside the United States affect us and our industry, including political and economic uncertainty and geopolitical activity.

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

$100.00
$75.00
$50.00
$25.00
$—
$ per Bbl
$6.00
$4.50
$3.00
$1.50
$ per MMBtu
June 2019
September 2019
December 2019
March 2020
June 2020
September 2020
December 2020
March 2021
June 2021
September 2021
December 2021
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs(1):

$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$—
$ per Bbl
June 2019
September 2019
December 2019
March 2020
June 2020
September 2020
December 2020
March 2021
June 2021
September 2021
December 2021
Ethane
Propane
Condensate

_________________________
1.NGLs prices reflect a weighted-average, based on production, of Mont Belvieu and Conway prices.

Stock Repurchase Activity

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 10 - Long-Term Debt And Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million.

In June 2021, our board of directors (the Board) authorized repurchasing up to $25.0 million of our outstanding common stock. In October 2021, the Board authorized an increase from $25.0 million of authorized repurchases to $50.0 million. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice.

As of December 31, 2021, we had repurchased a total of 1,271,963 shares at an average share price of $32.57 for an aggregate purchase price of $41.4 million under the repurchase program.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of December 31, 2021 totaled 1,949,963, resulting in outstanding shares of 10,050,037.

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

The warrants issued to holders of the company’s Old Common Stock that did not opt-out of the releases under the Plan and that owned their shares of old common stock through Direct Registration are outlined below:

Issuance Date	Warrants Issued
December 21, 2020	1,764,164
February 11, 2021	42,511
July 29, 2021	10,521
October 13, 2021	5,005
Total	1,822,201

The company expects to issue approximately 21,117 more Warrants to the holders of the Old Common Stock that did not opt-out of the releases under the Plan and owned their shares through Direct Registration.

Superior MSA and LLC amendments

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. The power to direct the activities that most significantly affect Superior's operating performance is now shared by the equity holders (Unit Corporation and SP Investor) rather than held by the Operator. Superior no longer qualifies as a VIE subsequent to these amendments and we will no longer consolidate the financial position, operating results, and cash flows of Superior as of March 1, 2022. We will subsequently account for our investment in Superior as an equity method investment under the HLBV method.

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

Significant Estimates and Assumptions

Full Cost Method of Accounting for Oil, NGLs, and Natural Gas Properties. Determining our oil, NGLs, and natural gas reserves is a subjective process. It entails estimating underground accumulations of oil, NGLs, and natural gas that cannot be measured in an exact manner. Accuracy of these estimates depends on several factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments. Each year, we hire an independent petroleum engineering firm to audit our internal evaluation of our reserves. That audit as of December 31, 2021 covered those reserves we projected to comprise 85% of the total proved developed future net income discounted at 10% (based on the SEC's unescalated pricing policy). Included in Part I, Item 1 of this report are the qualifications of our independent petroleum engineering firm and our employees responsible for preparing our reserve reports.

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

Assumptions of future oil, NGLs, and natural gas prices and operating and capital costs also play a significant role in estimating these reserves and the estimated present value of the cash flows to be received from the future production of those reserves. Volumes of recoverable reserves are influenced by the assumed prices and costs due to the economic limit (that point when the projected costs and expenses of producing recoverable oil, NGLs, and natural gas reserves are greater than the projected revenues from the oil, NGLs, and natural gas reserves). But more significantly, the estimated present value of the future cash flows from our oil, NGLs, and natural gas reserves is sensitive to prices and costs and may vary materially based on different assumptions. We use full cost accounting which factors in the unweighted arithmetic average of the commodity prices existing on the first day of each of the twelve months before the end of the reporting period to calculate discounted future revenues, unless prices were otherwise determined under contractual arrangements.

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

We account for our oil and natural gas exploration and development activities using the full cost method of accounting. Under this method, we capitalize all costs incurred in the acquisition, exploration, and development of oil and natural gas properties. At the end of each quarter, the net capitalized costs of our oil and natural gas properties are limited to that amount which is the lower of unamortized costs or a ceiling. The ceiling is defined as the sum of the present value (using a 10% discount rate) of the estimated future net revenues from our proved reserves (based on the unescalated 12-month average price on our oil, NGLs, and natural gas adjusted for any cash flow hedges), plus the cost of properties not being amortized, plus the lower of the cost or estimated fair value of unproved properties included in the costs being amortized, less related income taxes. If the net capitalized costs of our oil and natural gas properties exceed the ceiling, we are required to write-down the excess amount. A ceiling test write-down is a non-cash charge reducing earnings and shareholders’ equity in the period of occurrence, resulting in lower DD&A expense in future periods. A write-down cannot be reversed once incurred.

The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when the prices for oil, NGLs, and natural gas are depressed or if we have large downward revisions in our estimated proved oil, NGLs, and natural gas reserves. Application of these rules during periods of relatively low prices, even if temporary, increases the chance of a ceiling test write-down. At December 31, 2021, our reserves were calculated based on applying 12-month 2021 average unescalated prices of $66.56 per barrel of oil, $44.22 per barrel of NGLs, and $3.60 per Mcf of natural gas (then adjusted for price differentials) over the estimated life of each of our oil and natural gas properties.

Impairment of Other Property and Equipment. We review the carrying amounts of long-lived assets for potential impairment when events occur or changes in circumstances suggest these carrying amounts may not be recoverable. Changes that could prompt an assessment include equipment obsolescence, changes in the market demand for a specific asset, changes in commodity prices, periods of relatively low drilling rig utilization, declining revenue per day, declining cash margin per day, or overall changes in general market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect our assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. Using different estimates and assumptions could result in materially different carrying values of our assets.

Asset Retirement Obligations. We are required to record the estimated fair value of the liabilities relating to the future retirement of our long-lived assets. Our oil and natural gas wells are plugged and abandoned when the oil and natural gas reserves in those wells are depleted or the wells are no longer able to produce. The estimated liabilities related to these future costs are recorded at the time the wells are drilled or acquired. We use historical experience to determine the estimated plugging costs considering the well's type, depth, physical location, and ultimate productive life. A risk-adjusted discount rate and an inflation factor are applied to estimate the present value of these obligations. We depreciate the capitalized asset retirement cost and accrete the obligation over time. Revisions to the obligations and assets are recognized at the appropriate risk-adjusted discount rate with a corresponding adjustment made to the full cost pool. Our mid-stream segment has property and equipment at locations leased or under right of way agreements which may require asset removal or site restoration, however, we are not able to reasonably measure the fair value of the obligations as the potential settlement dates are indeterminable.

Warrant Liability. We recognize the fair value of the warrants as a derivative liability on our consolidated balance sheets with changes in the liability reported as loss on change in fair value of warrants in our consolidated statements of operations. The liability will continue to be adjusted to fair value at each reporting period until the warrants meet the definition of an equity instrument, at which time they will be reported as shareholders' equity and no longer subject to future fair value adjustments.

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

Recently Issued Accounting Standards

Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The FASB issued ASU 2020-04 and ASU 2021-01 which provide and clarify optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs will be in effect for a limited time beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. We have not yet elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued ASU 2020-06 which simplifies the accounting for convertible instruments by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The ASU further removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We will adopt ASU 2020-06 effective January 1, 2022. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for reporting periods beginning after December 15, 2020. The adoption of this standard did not have a material impact to our consolidated financial statements.

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

Below is a summary of certain financial information for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
		(In thousands)
Net cash provided by operating activities	$175,969	$29,807	$44,956
Net cash provided by (used in) investing activities	36,205	(2,258)	(20,139)
Net cash provided by (used in) financing activities	(160,748)	(47,775)	7,552
Net increase (decrease) cash, restricted cash, and cash equivalents	$51,426	$(20,226)	$32,369

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

Net cash provided by operating activities during the year ended December 31, 2021 increased by $101.2 million as compared to the year ended December 31, 2020 primarily due to increased operating profit in all three segments partially offset by changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

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

Net cash provided by (used in) investing activities increased by $58.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to proceeds received from the disposition of our corporate headquarters building and land, an increase in proceeds received from the disposition of other non-core assets, and a decrease in capital expenditures resulting from a decrease in the number of wells drilled and oil and gas property acquisitions, partially offset by the Superior gathering system acquisition.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities decreased by $120.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher payments on our credit agreements, the repurchase of common stock, lower borrowings under our credit agreements, distributions made to non-controlling interests, and lower bank overdrafts.

As of December 31, 2021, we had unrestricted cash and cash equivalents totaling $64.1 million, which includes $17.2 million of cash and cash equivalents held by Superior, and $19.2 million of outstanding borrowings, all of which was borrowed under the Superior credit agreement. Unit had no outstanding borrowings under the Exit credit agreement.

Below, we summarize certain financial information as of December 31:

	Successor	Successor
	2021	2020
	(In thousands)
Working capital	$5,792	$2,575
Current portion of long-term debt	$—	$600
Long-term debt (1)	$19,200	$98,400
Shareholders' equity attributable to Unit Corporation	$187,397	$179,222

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had positive working capital of $5.8 million at December 31, 2021 compared to positive working capital of $2.6 million as of December 31, 2020. The increase in working capital is primarily due to higher cash and cash equivalents and accounts receivable, partially offset by higher current derivative liabilities, warrant liability, and accounts payable. Both the Superior credit agreement and the Exit credit agreement may be used for working capital. As of December 31, 2021, we had no outstanding borrowings under the Exit credit agreement and $19.2 million of outstanding borrowings under the Superior credit agreement. The effect of our derivatives decreased working capital by $40.9 million as of December 31, 2021 and decreased working capital by $1.0 million as of December 31, 2020.

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

On March 30, 2022, the RBL Facility borrowing base of $80.0 million was reaffirmed.

During the year ended December 31, 2021, the company repaid $145.1 million of borrowings under the Exit credit agreement with cash generated from operations as well as from proceeds from divestitures of non-core assets. As of December 31, 2021, we had no outstanding long-term borrowings under the Exit credit agreement.

Superior Credit Agreement. On May 10, 2018, Superior signed a five-year, $200.0 million senior secured revolving credit facility with an option to increase the credit amount up to $250.0 million, subject to certain conditions (Superior credit agreement). The maturity date of borrowings under the Superior credit agreement is March 10, 2023. As of December 31, 2021, we had $19.2 million of borrowings and $0.5 million of letters of credit outstanding under the Superior credit agreement.

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

Capital expenditures for oil and gas properties on the full cost method for the year ended December 31, 2021 by this segment, excluding a $0.5 million increase in the ARO liability, totaled $17.3 million. Capital expenditures for the four months ended December 31, 2020, excluding a $1.7 million reduction in the ARO liability, totaled $4.0 million while capital expenditures for the eight months ended August 31, 2020, excluding a $29.2 million reduction in the ARO liability and $0.4 million for acquisitions (including associated ARO), totaled $5.4 million. We participated in the completion of 12 gross wells (1.75 net wells) drilled by other operators during the year ended December 31, 2021 compared to 3 gross wells (0.30 net wells) drilled by other operators in which we participated during the four months ended December 31, 2020 and 16 gross wells (0.35 net wells) drilled by other operators in which we participated during the eight months ended August 31, 2020.

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

We also sold $5.0 million of other non-core oil and natural gas assets, net of related expenses, during the year ended December 31, 2021, compared to $0.4 million during the four months ended December 31, 2020, and $1.2 million during the eight months ended August 31, 2020. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. Capital expenditures for 2021 were primarily related to maintenance capital on operating drilling rigs. We also pursued the disposal or sale of our non-core, idle drilling rig fleet. We incurred $2.9 million in capital expenditures during the year ended December 31, 2021 compared to $0.6 million and $2.4 million during the four months ended December 31, 2020 and eight months ended August 31, 2020, respectively.

We sold non-core contract drilling assets for proceeds of $12.7 million, net of related expenses, during the year ended December 31, 2021, compared to $1.3 million during the four months ended December 31, 2020, and $4.8 million during the eight months ended August 31, 2020. These proceeds resulted in net gains of $10.1 million during the year ended December 31, 2021, compared to $0.5 million during the four months ended December 31, 2020, and $1.4 million during the eight months ended August 31, 2020.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. During the year ended December 31, 2021, our mid-stream segment incurred $24.5 million in capital expenditures (including the $13.0 million acquisition of a gathering and processing system in southern Kansas) compared to $1.3 million and $9.3 million during the four months ended December 31, 2020 and eight months ended August 31, 2020, respectively.

Contractual Commitments

We had the following contractual commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(In thousands)
Long-term debt (1)	$19,200	$—	$19,200	$—	$—
Operating leases (2)	14,001	4,382	6,004	3,565	50
Firm transportation commitments (3)	880	880	—	—	—
Total contractual obligations	$34,081	$5,262	$25,204	$3,565	$50
_________________________
1.Represents outstanding borrowings as of December 31, 2021 under the Superior credit agreement with a maturity date of May 10, 2023. Unit's Exit credit agreement has a maturity date of March 1, 2024, but no outstanding balance as of December 31, 2021.
2.Represents payments related to the noncancellable terms of certain leases for office space, land, and equipment, including pipeline equipment and office equipment capitalized on the consolidated balance sheets as of December 31, 2021.
3.Represent firm transportation commitments to transport our natural gas from various systems.

Derivative Activities

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Those contracts limit the risk of downward price movements for commodities subject to derivative contracts, but they also limit increases in future revenues that would otherwise result from price movements above the contracted prices. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of December 31, 2021, based on our fourth quarter 2021 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2022	2023
Daily oil production	53%	24%
Daily natural gas production	50%	28%

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at December 31, 2021 and determined there was no material risk at that time. The fair value of the net liabilities we had with Bank of Oklahoma, our only commodity derivative counterparty, was $58.7 million as of December 31, 2021.

Warrants

We recognize the fair value of the warrants as a derivative liability on our consolidated balance sheets with changes in the liability reported as loss on change in fair value of warrants in our consolidated statements of operations. The liability will continue to be adjusted to fair value at each reporting period until the warrants meet the definition of an equity instrument, at which time they will be reported as shareholders' equity and no longer subject to future fair value adjustments.

Below is the effect of derivative instruments on the consolidated statements of operations for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Loss on derivatives	$(97,615)	$(985)	$(10,704)
Cash settlements paid on commodity derivatives	(44,591)	(1,133)	(4,244)
Loss on derivatives less cash settlements paid on commodity derivatives	$(53,025)	$148	$(6,460)

Loss on change in fair value of warrants	$(18,937)	$—	$—

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty on our consolidated balance sheets. The fair value of our commodity derivatives on our consolidated balance sheets were current derivative liabilities of $40.9 million and long-term derivative liabilities of $17.9 million as of December 31, 2021 compared to current derivative liabilities of $1.0 million and non-current derivative liabilities of $4.7 million as of December 31, 2020.

Stock-Based Compensation

We granted 315,529 restricted stock units (RSU) with an aggregate grant date fair value of $8.4 million and 361,418 stock options with an aggregate grant date fair value of $4.1 million. Director RSU grants will 25% vest on each of the following dates: May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024 while employee RSU grants will one-third vest on each of the following dates: November 21, 2022, October 1, 2023, and October 1, 2024. The stock option grants will one-third vest on each of the following dates: October 1, 2022, October 1, 2023, and October 1, 2024. We recognized compensation expense of $0.8 million during the year ended December 31, 2021. We did not capitalize any compensation cost to oil and natural gas properties due to the absence of significant drilling.

We did not grant any new awards during the four months ended December 31, 2020 or the eight months ended August 31, 2020. On the Effective Date, all equity-based awards that were outstanding immediately before the Effective Date were cancelled. The cancellation of the awards resulted in an acceleration of unrecorded stock compensation expense during the eight months ended August 31, 2020. We recognized compensation expense of $6.1 million for all our prior restricted stock awards including the acceleration of the unrecorded stock compensation expense. We did not capitalize any compensation cost to oil and natural gas properties due to the absence of significant drilling.

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

Results of Operations
Year Ended December 31, 2021 versus Year Ended December 31, 2020
Provided below is a comparison of selected operating and financial data (in thousands unless otherwise specified):

	Successor	Successor	Predecessor	Percent Change (1)
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Total revenue, before eliminations	$690,012	$145,362	$291,493	58%
Total revenue, after eliminations	$638,716	$133,528	$276,957	56%
Net income (loss)	$48,216	$(13,988)	$(890,624)	105%
Net income (loss) attributable to non-controlling interest	$(12,431)	$4,152	$40,388	(128)%
Net income (loss) attributable to Unit Corporation	$60,647	$(18,140)	$(931,012)	106%

Oil and Natural Gas:
Revenue, before eliminations	$272,231	$57,580	$103,443	69%
Operating costs, before eliminations	$83,221	$26,111	$119,664	(43)%
Average oil price (Bbl)	$50.03	$37.29	$31.98	49%
Average oil price excluding derivatives (Bbl)	$66.50	$39.23	$35.14	83%
Average NGLs price (Bbl)	$23.41	$9.28	$4.83	NM
Average NGLs price excluding derivatives (Bbls)	$23.41	$9.28	$4.83	NM
Average natural gas price (Mcf)	$2.93	$1.92	$1.14	114%
Average natural gas price excluding derivatives (Mcf)	$3.55	$1.91	$1.11	163%
Oil production (MBbls)	1,615	626	1,562	(26)%
NGLs production (MBbls)	2,624	1,045	2,399	(24)%
Natural gas production (MMcf)	29,012	11,006	26,561	(23)%

Contract Drilling:
Revenue, before eliminations	$76,107	$19,413	$73,519	(18)%
Operating costs, before eliminations	$60,973	$13,852	$51,810	(7)%
Average number of drilling rigs in use	10.9	7.2	11.5	8%
Total drilling rigs available for use at the end of the period	21	58	58	(64)%
Average dayrate on daywork contracts	$17,987	$17,807	$18,911	(4)%

Mid-Stream:
Revenue, before eliminations	$341,674	$68,369	$114,531	87%
Operating costs, before eliminations	$286,199	$53,147	$80,607	114%
Gas gathered--Mcf/day	319,394	324,892	388,506	(13)%
Gas processed--Mcf/day	130,000	135,615	158,031	(14)%
Gas liquids sold--gallons/day	442,796	441,761	612,301	(20)%
Number of natural gas gathering systems	18	17	18	6%
Number of processing plants	12	11	11	9%

Corporate and Other:
General and administrative expense, before eliminations	$21,399	$6,702	$42,766	(57)%
Interest expense, net	$(4,266)	$(3,275)	$(22,882)	(84)%
Write-off of debt issuance costs	$—	$—	$(2,426)	(100)%
Reorganization items, net	$(4,294)	$(2,273)	$133,975	(103)%
Loss on derivatives	$(97,615)	$(985)	$(10,704)	NM
Loss on change in fair value of warrants	$(18,937)	$—	$—	—%
Income tax (benefit) expense	$173	$(302)	$(14,630)	101%
Average interest rate	6.4%	6.8%	5.5%	14%
Average long-term debt outstanding	$46,222	$121,740	$526,167	(88)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Oil and Natural Gas

Oil and natural gas revenues increased $111.2 million or 69% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher commodity prices partially offset by lower production volumes. The decrease in volumes was due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions.

Oil and natural gas operating costs decreased $62.6 million or 43% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the absence of gains recognized on the settlement of Predecessor Period liabilities subject to compromise under the Plan offset by increased production tax expenses due to increased revenues.

Impairment of oil and natural gas properties decreased $419.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the absence of the ceiling test write-downs and salt water disposal asset impairment recorded during the year ended December 31, 2020.

Depreciation, depletion, and amortization of oil and natural gas properties decreased $59.0 million or 71% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a lower depreciable base subsequent to fresh start accounting and lower average production.

Contract Drilling

Contract drilling revenues decreased $16.8 million or 18% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to lower rig termination and standby fees of $0.1 million in 2021 compared to $18.5 million in 2020. Additionally, there was an 8% increase in the average number of drilling rigs in use and a 4% decrease in the average dayrate. Average drilling rig utilization increased from 10.1 drilling rigs in the year ended December 31, 2020 to 10.9 drilling rigs in the year ended December 31, 2021.

Contract drilling operating costs decreased 4.7 million or 7% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the reduced number of drilling rigs operating.

Impairment of contract drilling equipment decreased $410.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the absence of impairments of SCR drilling rigs and other equipment recorded during the year ended December 31, 2020.

Depreciation of contract drilling equipment decreased $11.3 million or 64% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to fewer rigs available for use and a lower depreciable base subsequent to fresh start accounting, partially offset by higher average drilling rig utilization.

Mid-Stream

Mid-Stream revenues increased $158.8 million or 87% during the year ended December 31 2021 compared to the year ended December 31, 2020 primarily due to higher prices, partially offset by lower volumes. Gas processed volumes per day decreased 14% between the comparative periods primarily due to declining volumes and fewer new wells connected to our processing systems. Gas gathered volumes per day decreased 13% between the comparative periods also due to declining volumes and fewer new wells connected to our gathering systems. We also experienced overall lower volumes due to the February 2021 winter storm.

Operating costs increased $152.4 million or 114% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher gas, NGLs, and condensate prices, partially offset by lower purchase volumes.

Impairment of mid-stream assets decreased $53.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the absence of $64.0 million of impairment of certain assets in southern Kansas and central Oklahoma recorded during the year ended December 31, 2020, partially offset by $10.7 million of impairment to a gathering system in Pennsylvania during the year ended December 31, 2021.

Depreciation of mid-stream assets decreased $7.5 million or 19% primarily due to a lower depreciable base subsequent to fresh start accounting.

General and Administrative

General and administrative expenses decreased $28.1 million or 57% during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to lower headcount, the absence of separation benefits recognized during 2020 as well as lower legal spend.

Interest, net

Interest expense decreased $21.9 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a reduction in average long-term debt outstanding, partially offset by a higher average interest rate. Our average long-term debt outstanding decreased $345.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the Notes being settled in conjunction with the Plan as well as subsequent payments made under the Exit credit agreement while our average interest rate increased from 5.6% during the year ended December 31, 2020 to 6.4% during the year ended December 31, 2021.

Write-off of Debt Issuance Costs

Unamortized debt issuance costs of $2.4 million were written off during the year ended December 31, 2020 due to the termination of the remaining commitments of the Predecessor Period Unit credit agreement.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Loss on Derivatives

Loss on derivatives increased by $85.9 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in commodity market pricing.

Loss on Change in Fair Value of Warrants

Loss on change in fair value of warrants increased by $18.9 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases in Unit's share price as well as higher volatility assumptions, partially offset by lower duration to exercise given the passage of time.

Income Tax

Income tax expense was $0.2 million during the year ended December 31, 2021 compared to an income tax benefit of $14.9 million during the year ended December 31, 2020 primarily due to the absence of the losses generated during the year ended December 31, 2020 and the full valuation allowance against our net deferred tax asset.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. Those prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have fluctuated, and they will probably continue to do so. The price of oil, NGLs, and natural gas also affects both the demand for our drilling rigs and the amount we can charge for our drilling rigs. Based on our 2021 production, a $0.10 per Mcf change in what we are paid for our natural gas production would cause a corresponding $250 per month ($3.0 million annualized) change in our pre-tax cash flow. A $1.00 per barrel change in our oil price would have a $130 per month ($1.6 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices would have a $220 per month ($2.6 million annualized) change in our pre-tax cash flow.

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

At December 31, 2021, these non-designated hedges were outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.605	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.456	IF - NYMEX (HH)
Jan'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Jan'22 - Jun'22	Crude oil - swap	986 Bbl/day	$70.3	WTI - NYMEX
Jan'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our credit agreements. Borrowings under our Exit credit agreement and Superior credit agreement bear interest at variable interest rates. Based on our average outstanding long-term debt subject to a variable rate in 2021, a 1% increase in the interest rate on the outstanding borrowings under these facilities would reduce our annual pre-tax cash flow by approximately $0.5 million.

Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements
Unit Corporation and Subsidiaries

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	50
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	52
Consolidated Statements of Operations for the year ended December 31, 2021, four months ended December 31,2020, and eight months ended August 31, 2020	54
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020	55
Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020	56
Consolidated Statements of Cash Flows for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020	57
Notes to Consolidated Financial Statements	59

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Unit Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Unit Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2021 and the period from September 1, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to August 31, 2020 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the periods from September 1, 2020 to December 31, 2020 (Successor) and from January 1, 2020 to August 31, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis of presentation

As discussed in Note 2 to the financial statements, the United States Bankruptcy Court for the District of Delaware entered an order confirming the plan for reorganization on August 6, 2020, and the Company emerged from bankruptcy on September 3, 2020. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standards Codification 852, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods, as described in Note 25.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved oil and natural gas property and depletion and proved property impairment — oil and natural gas reserve quantities and future cash flows

As described further in Note 3 to the financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to record depletion expense and to determine if any full cost ceiling impairment exists for its oil and natural gas properties, and if applicable, record impairment. To estimate the volume of proved oil and gas reserve quantities and future cash flows, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties. In addition, the estimation of proved oil and gas reserve quantities is also impacted by management's judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense and impairment expense. We identified the estimation of proved reserves of oil and natural gas properties to be a critical audit matter due to its impact on depletion expense and potential impairment of oil and natural gas properties.

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
•We evaluated certain inputs and assumptions used to determine proved reserve volumes and other financial inputs and assumptions, including certain assumptions that are derived from the Company's accounting records. These assumptions included historical pricing differentials, future operating costs, and ownership interests.
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

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2020.

Tulsa, Oklahoma
March 31, 2022

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor	Successor
	December 31, 2021	December 31, 2020
	(In thousands except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$64,140	$12,145
Restricted cash	—	569
Accounts receivable, net of allowance for credit losses of $2,511 and $3,783 at December 31, 2021 and December 31, 2020, respectively	87,248	57,846
Current income taxes receivable	—	1,150
Prepaid expenses and other	5,542	11,212
Total current assets	156,930	82,922
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	225,014	238,581
Unproved properties not being amortized	422	1,591
Drilling equipment	66,058	63,687
Gas gathering and processing equipment	274,748	251,404
Corporate land and building	—	32,635
Transportation equipment	4,550	3,130
Other	8,631	9,961
	579,423	600,989
Less accumulated depreciation, depletion, amortization, and impairment	128,880	54,189
Net property and equipment	450,543	546,800
Right of use asset (Note 19)	12,445	5,592
Other assets	9,559	14,389
Total assets (1)	$629,477	$649,703
_________________________
1.Unit Corporation's consolidated total assets as of December 31, 2021 include current and long-term assets of its variable interest entity (VIE) (Superior) of $61.1 million and $229.5 million, respectively, which can only be used to settle obligations of the VIE. Unit Corporation's consolidated cash and cash equivalents of $64.1 million as of December 31, 2021 includes $17.2 million held by Superior. Unit Corporation's consolidated total assets as of December 31, 2020 include current and long-term assets of its variable interest entity (VIE) (Superior) of $45.8 million and $247.8 million, respectively, which can only be used to settle obligations of the VIE. Unit Corporation's consolidated cash and cash equivalents of $12.1 million as of December 31, 2020 includes $11.6 million held by Superior.

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	Successor	Successor
	December 31, 2021	December 31, 2020
	(In thousands except share and par value amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,625	$40,829
Accrued liabilities (Note 9)	22,450	21,743
Current operating lease liability (Note 19)	3,791	4,075
Current portion of long-term debt (Note 10)	—	600
Current derivative liabilities (Note 17)	40,876	1,047
Warrant liability (Note 17)	19,822	885
Current portion of other long-term liabilities (Note 10)	5,574	11,168
Total current liabilities	151,138	80,347
Long-term debt (Note 10)	19,200	98,400
Non-current derivative liabilities (Note 17)	17,855	4,659
Operating lease liability (Note 19)	8,677	1,445
Other long-term liabilities (Note 10)	32,939	39,259
Deferred income taxes (Note 13)	—	—
Commitments and contingencies (Note 21)
Shareholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized, 12,000,000 shares issued and 10,050,037 outstanding as of December 31, 2021, and 12,000,000 issued and outstanding as of December 31, 2020	120	120
Treasury stock	(51,965)	—
Capital in excess of par value	198,171	197,242
Retained earnings (deficit)	41,071	(18,140)
Total shareholders' equity attributable to Unit Corporation	187,397	179,222
Non-controlling interests in consolidated subsidiaries	212,271	246,371
Total shareholders’ equity	399,668	425,593
Total liabilities and shareholders’ equity (1)	$629,477	$649,703
_________________________
1.Unit Corporation's consolidated total liabilities as of December 31, 2021 include current and long-term liabilities of Superior of $42.3 million and $21.2 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. All of Unit Corporation's consolidated long-term debt of $19.2 million as of December 31, 2021 was held by Superior. Unit Corporation's consolidated total liabilities as of December 31, 2020 include current and long-term liabilities of the VIE of $28.4 million and $2.6 million, respectively, for which the creditors of the VIE have no recourse to Unit Corporation. None of Unit Corporation's consolidated long-term debt of $98.4 million as of December 31, 2020 was held by Superior.

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$224,232	$57,578	$103,439
Contract drilling	76,107	19,413	73,519
Gas gathering and processing	338,377	56,537	99,999
Total revenues	638,716	133,528	276,957
Expenses:
Operating costs:
Oil and natural gas	79,924	25,256	117,691
Contract drilling	60,973	13,852	51,810
Gas gathering and processing	234,684	42,169	68,045
Total operating costs	375,581	81,277	237,546

Depreciation, depletion, and amortization	64,326	27,962	115,496
Impairments (Note 4)	10,673	26,063	867,814
Loss on abandonment of assets (Note 4)	—	—	18,733
General and administrative	24,915	6,702	42,766
Gain on disposition of assets	(10,877)	(619)	(89)
Total operating expenses	464,618	141,385	1,282,266
Income from operations	174,098	(7,857)	(1,005,309)
Other income (expense):
Interest, net	(4,266)	(3,275)	(22,824)
Write-off debt issuance costs	—	—	(2,426)
Gain (loss) on derivatives (Note 17)	(97,615)	(985)	(10,704)
Loss on change in fair value of warrants (Note 17)	(18,937)	—	—
Reorganization items, net (Note 25)	(4,294)	(2,273)	133,975
Other, net	(597)	100	2,034
Total other income (expense)	(125,709)	(6,433)	100,055
Income (loss) before income taxes	48,389	(14,290)	(905,254)
Income tax expense (benefit):
Current	173	(302)	(917)
Deferred	—	—	(13,713)
Total income taxes	173	(302)	(14,630)
Net income (loss)	48,216	(13,988)	(890,624)
Net income (loss) attributable to non-controlling interest	(12,431)	4,152	40,388
Net income (loss) attributable to Unit Corporation	$60,647	$(18,140)	$(931,012)
Net income (loss) attributable to Unit Corporation per common share (Note 8):
Basic	$5.32	$(1.51)	$(17.45)
Diluted	$5.26	$(1.51)	$(17.45)
The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Net income (loss)	$48,216	$(13,988)	$(890,624)
Other comprehensive income (loss), net of taxes:
Reclassification adjustment for write-down of securities	—	—	—
Comprehensive income (loss)	48,216	(13,988)	(890,624)
Less: Comprehensive income (loss) attributable to non-controlling interest	(12,431)	4,152	40,388
Comprehensive income (loss) attributable to Unit Corporation	$60,647	$(18,140)	$(931,012)

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital In Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances, December 31, 2019 (Predecessor)	10,591	—	644,152	199,135	201,757	1,055,635
Net income (loss)	—	—	—	(931,012)	40,388	(890,624)
Activity in stock-based compensation plans	113	—	6,001	—	55	6,169
Balances, August 31, 2020 (Predecessor)	10,704	—	650,153	(731,877)	242,200	171,180
Cancellation of Predecessor equity	(10,704)	—	(650,153)	731,877	—	71,020
Issuance of Successor equity	120	—	197,203	—	—	197,323
Balances, September 1, 2020 (Successor)	120	—	197,203	—	242,200	439,523
Net income (loss)	—	—	—	(18,140)	4,152	(13,988)
Activity in stock-based compensation plans	—	—	39	—	19	58
Balances, December 31, 2020 (Successor)	120	—	197,242	(18,140)	246,371	425,593
Net income (loss)				60,647	(12,431)	48,216
Activity in stock-based compensation plans	—	—	929	—	31	960
Distributions to non-controlling interests	—	—	—	—	(23,136)	(23,136)
Balance correction (Note 3)	—	—	—	(1,436)	1,436	—
Repurchases of common stock	—	(51,965)	—	—	—	(51,965)
Balances, December 31, 2021 (Successor)	$120	$(51,965)	$198,171	$41,071	$212,271	$399,668

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$48,216	$(13,988)	$(890,624)
Adjustments to reconcile net income operating activities:
Depreciation, depletion, and amortization	64,326	27,962	115,496
Impairments (Note 4)	10,673	26,063	867,814
Loss on abandonment of assets (Note 4)	—	—	18,733
Amortization of debt issuance costs and debt discount (Note 10)	—	—	1,079
Loss on derivatives (Note 17)	97,615	985	10,704
Cash receipts (payments) on derivatives settled (Note 17)	(44,591)	(1,133)	(4,244)
Loss on change in fair value of warrants (Note 17)	18,937	—	—
Gain on disposition of assets	(10,877)	(619)	(89)
Write-off of debt issuance costs	—	—	2,426
Deferred tax expense (Note 13)	—	—	(13,713)
Stock-based compensation plans	929	58	4,786
Credit loss expense	1,633	—	3,155
ARO liability accretion (Note 11)	1,893	467	1,545
Contract assets and liabilities, net (Note 5)	3,699	1,316	2,459
Capitalized contract fulfillment costs, net	(537)	—	—
Noncash reorganization items	10	67	(138,797)
Other, net	(843)	(3,046)	12,164
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(31,034)	(7,226)	28,880
Materials and supplies	—	—	89
Prepaid expenses and other	(4,953)	1,795	(3,849)
Accounts payable	23,141	1,484	(18,381)
Accrued liabilities	(3,331)	(4,048)	44,811
Income taxes	1,160	(301)	906
Contract advances	(97)	(29)	(394)
Net cash provided by operating activities	175,969	29,807	44,956
INVESTING ACTIVITIES:
Capital expenditures	(30,305)	(4,057)	(25,775)
Producing property and other oil and natural gas acquisitions	—	—	(382)
Other acquisitions	(13,000)	—	—
Proceeds from disposition of property and equipment	79,510	1,799	6,018
Net cash provided by (used in) investing activities	$36,205	$(2,258)	$(20,139)
The accompanying notes are an integral part of the consolidated financial statements.

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
FINANCING ACTIVITIES:
Borrowings under line of credit, including borrowings under DIP credit facility	$65,300	$—	$87,400
Payments under line of credit	(145,100)	(49,000)	(64,100)
DIP financing costs	—	—	(990)
Exit facility financing costs	—	—	(3,225)
Net payments on finance leases	(3,216)	(1,406)	(2,757)
Employee taxes paid by withholding shares	—	—	(43)
Distributions to non-controlling interest	(23,136)	—	—
Repurchase of common stock	(51,965)	—	—
Bank overdrafts (Note 3)	(2,631)	2,631	(8,733)
Net cash provided by (used in) financing activities	(160,748)	(47,775)	7,552
Net increase (decrease) in cash, restricted cash, and cash equivalents	51,426	(20,226)	32,369
Cash, restricted cash, and cash equivalents, beginning of period	12,714	32,940	571
Cash, restricted cash, and cash equivalents, end of period	$64,140	$12,714	$32,940

Supplemental disclosure of cash flow information:
Cash paid for:
Interest paid (net of capitalized)	$4,769	$2,571	$6,417
Income taxes	$—	$—	$—
Reorganization items	$4,283	$2,206	$4,822
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$(1,249)	$1,902	$8,561
Non-cash reductions (increases) to oil and natural gas properties related to asset retirement obligations	$(478)	$1,702	$29,189
Non-cash trade of property and equipment	$—	$—	$1,403

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

NOTE 2 – 2020 EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11

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

Following emergence, we implemented the Plan as follows:

•Each lender under the (i) the Unit credit agreement, and (ii) the DIP Credit Agreement received (or was entitled to receive) its pro rata share of revolving loans, term loans, and letter of credit participation under the Exit Credit Agreement, in exchange for the lender’s allowed claims under the Unit credit agreement or DIP Credit Agreement;
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

The warrants issued to holders of the company’s Old Common Stock that did not opt-out of the releases under the Plan and that owned their shares of old common stock through Direct Registration are outlined below:

Issuance Date	Warrants Issued
December 21, 2020	1,764,164
February 11, 2021	42,511
July 29, 2021	10,521
October 13, 2021	5,005
Total	1,822,201

The company expects to issue approximately 21,117 more Warrants to the holders of the Old Common Stock that did not opt-out of the releases under the Plan and owned their shares through Direct Registration.

Events of Default

The filing of the Chapter 11 Cases, in addition to other events of default including cross-defaults, constituted an event of default that accelerated the company's obligations under the Unit credit agreement and the indenture governing the Notes. Under the Bankruptcy Code, the creditors under these debt agreements were stayed from taking any action against the company. Superior and its subsidiaries were not debtors in the Chapter 11 Cases, and the Chapter 11 Cases did not result in an event of default under the Superior credit agreement. In addition, the Debtors' filing of the bankruptcy petitions constituted a termination event under the Debtors' hedge agreements, which allowed the counterparties to those hedge agreements to terminate the outstanding hedges, as those termination events were not stayed by the Chapter 11 Cases.

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

Liquidity and Borrowings

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

Also on the Effective Date, under the Plan, we entered into an amended and restated credit agreement (Exit credit agreement). Refer to Note 10 – Long-Term Debt And Other Long-Term Liabilities for the terms of the Exit credit agreement.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include the accounts of Unit Corporation and its subsidiaries. We have consolidated the activities of Superior, a 50/50 joint venture between Unit and SP Investor Holdings, LLC which qualifies as a VIE under generally accepted accounting principles in the United States (U.S. GAAP), for each of the periods presented in the consolidated financial statements. We have concluded that we are the primary beneficiary of the VIE, as defined in the accounting standards, since we have the power to direct those activities that most significantly affect the economic performance of Superior as further described in Note 20 – Variable Interest Entities. All intercompany transactions and accounts have been eliminated.

During 2021, management identified an error in the initial allocation of equity between Unit Corporation and non-controlling interests as of the Fresh Start Reporting Date. The impact of the error was not material to any of our prior period financial statements and the error was corrected with one-time adjustment during the year ended December 31, 2021. As a result, during the year ended December 31, 2021, retained earnings (deficit) was reduced by $1.4 million with a corresponding decrease to non-controlling interest in consolidated subsidiaries.

Certain amounts presented for prior periods have been reclassified to conform to current year presentation. There was no impact from these reclassifications to consolidated net income/(loss) or shareholders' equity.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
2020 Reorganization and Fresh Start Accounting. The consolidated financial statements in Note 25 - Fresh Start Accounting have been prepared in accordance with Financial Accounting Standard Board (FASB) ASC Topic 852, Reorganizations. We evaluated the events between September 1, 2020 and September 3, 2020 and concluded that the use of an accounting convenience date of September 1, 2020 (Fresh Start Reporting Date) would not have a material impact to the consolidated financial statements. This was reflected in our consolidated balance sheets as of September 1, 2020. Accordingly, our consolidated financial statements and notes after September 1, 2020, are not comparable to the consolidated financial statements and notes before that date. We refer to the reorganized company in these consolidated financial statements and notes as the "Successor" for periods subsequent to August 31, 2020, and "Predecessor" for periods prior to September 1, 2020, and the consolidated financial statements and notes have been presented with a "black line" division to delineate the lack of comparability between the Predecessor and Successor periods.

We have applied the relevant guidance provided in U.S. GAAP regarding the accounting and financial statement disclosures for entities that have filed petitions with the bankruptcy court and reorganized as going concerns in preparing the consolidated financial statements and notes through the period ended August 31, 2020. That guidance requires certain transactions and events that were directly related to our reorganization be distinguished from our normal business operations for periods after our bankruptcy filing on May 22, 2020 or post-petition periods. Accordingly, certain expenses, realized gains, and losses and provisions that were realized or incurred in the Chapter 11 Cases have been included in "Reorganization items, net" on our consolidated statements of operations.

Accounting Estimates. Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates and assumptions include:

•oil and gas reserves quantities and values;
•full cost ceiling test and impairment assessments for property and equipment;
•asset retirement obligations;
•fair value of commodity derivative assets and liabilities;
•fair value of the warrant liability;
•reorganization fair value as of the Effective Date,
•grant date fair value of stock-based compensation;
•workers' compensation liabilities;
•contingency, litigation, and environmental liabilities;
•and realizability of deferred tax assets;

Cash and Cash Equivalents. We include as cash and cash equivalents all cash on hand and on deposit, as well as highly liquid investments with maturities of three months or less which are readily convertible into known amounts of cash. The financing section of our consolidated statements of cash flows reflects bank overdraft activity. Bank overdrafts are checks issued before the end of the period, but not presented to our bank for payment before the end of the period. There were no bank overdrafts as of December 31, 2021 and $2.6 million as of December 31, 2020.

Accounts Receivable, Net of Allowance for Credit Losses. Accounts receivable are carried on a gross basis, with no discounting, less an allowance for expected credit losses. We estimate the allowance for credit losses based on existing economic conditions, the financial condition of our customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been unsuccessful.

Property and Equipment.
Oil and Natural Gas Properties. We account for our oil and natural gas exploration and development activities using the full cost method of accounting prescribed by the SEC under which we capitalize all productive and non-productive costs incurred in connection with the acquisition, exploration, and development of our oil, NGLs, and natural gas reserves, including directly related overhead costs and related asset retirement costs. We did not capitalize any directly related overhead costs in 2021 or 2020.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Capitalized costs are amortized on a units-of-production method based on proved oil and natural gas reserves. The calculation of DD&A includes all capitalized costs, estimated future expenditures to be incurred in developing proved reserves, and estimated dismantlement and abandonment costs, net of estimated salvage values less accumulated amortization, unproved properties, and equipment not placed in service. The average rates used for DD&A were $2.67, $4.21, and $7.77 per Boe for the year ended December 31, 2021, the four months ended December 31, 2020, and the eight months ended August 31, 2020.

Our contract drilling segment may provide drilling services for our oil and natural gas segment. Revenues and expenses from these services are eliminated in our consolidated statements of operations, with any recognized profit reducing our investment in our oil and natural gas properties. There were no intercompany drilling services provided for elimination in the year ended December 31, 2021, four months ended December 31, 2020, or eight months ended August 31, 2020.

No gains or losses are recognized on the sale, conveyance, or other disposition of oil and natural gas properties unless it results in a significant alteration to our full cost pool.

Drilling equipment, gas gathering and processing equipment, corporate land and building, transportation equipment, and other property and equipment. Drilling equipment, gas gathering and processing equipment, corporate land and building, transportation equipment, and other property and equipment are carried at cost less accumulated depreciation. Renewals and enhancements are capitalized while repairs and maintenance are expensed. Prior to emergence from bankruptcy, we recorded depreciation of drilling equipment using the units-of-production method based on estimated useful lives starting at 15 years, including a minimum provision of 20% of the active rate when the equipment is idle, unless idle for greater than 48 months, then it was depreciated at the full active rate. We also used the composite method of depreciation for drill pipe and collars and calculate the depreciation by footage drilled compared to total estimated remaining footage. As of emergence and thereafter, we elected to depreciate all drilling assets utilizing the straight-line method over the estimated useful lives of the assets ranging from four to ten years. Depreciation on our former corporate building was computed using the straight-line method over the estimated useful life of 39 years. Depreciation of other property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to 15 years.

Impairment and disposal. We review the carrying amounts of long-lived assets for potential impairment when events occur or changes in circumstances suggest these carrying amounts may not be recoverable. Changes that could prompt an assessment include equipment obsolescence, changes in the market demand for a specific asset, changes in commodity prices, periods of relatively low drilling rig utilization, declining revenue per day, declining cash margin per day, or overall changes in general market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect our assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. Using different estimates and assumptions could result in materially different carrying values of our assets.

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

Capitalized Interest. Interest costs associated with major asset additions are capitalized during the construction period using a weighted average interest rate based on our outstanding borrowings. We did not capitalize any interest costs in 2021 or 2020.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Leases. We enter into various agreements to lease equipment and buildings, and we review each agreement to determine if they contain operating or finance leases with a term greater than 12 months. We recognize a lease liability on identified leases for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term based on the present value of lease payments over the lease term which includes all noncancelable periods as well as periods covered by options to extend the lease that we are reasonably certain to exercise. Leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and liability. Most leases are valued using an incremental borrowing rate, which is determined based on information available at the commencement date of a lease, as an implicit borrowing rate cannot be determined under most of our leases. Leases may include renewal, purchase or termination options that can extend or shorten the term of the lease. These options are evaluated at inception and throughout the contract term to determine if a modification of the lease term is required. Leases with an initial term of 12 months or less are not recorded as a lease right-of-use asset and liability.

Expenses related to leases determined to be operating leases will be recognized on a straight-line basis over the lease term including any reasonably certain renewal periods, while those determined to be finance leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the consolidated statements of operations. The determination of whether a lease is accounted for as a finance lease or an operating lease requires management's estimates of the fair value of the underlying asset and its estimated economic useful life, among other considerations.

ARO. We are required to record the estimated fair value of the liabilities relating to the future retirement of our long-lived assets. Our oil and natural gas wells are plugged and abandoned when the oil and natural gas reserves in those wells are depleted or the wells are no longer able to produce. The estimated liabilities related to these future costs are recorded at the time the wells are drilled or acquired. We use historical experience to determine the estimated plugging costs considering the well's type, depth, physical location, and ultimate productive life. A risk-adjusted discount rate and an inflation factor are applied to estimate the present value of these obligations. We depreciate the capitalized asset retirement cost and accrete the obligation over time. Revisions to the obligations and assets are recognized at the appropriate risk-adjusted discount rate with a corresponding adjustment made to the full cost pool. Our mid-stream segment has property and equipment at locations leased or under right of way agreements which may require asset removal or site restoration, however, we are not able to reasonably measure the fair value of the obligations as the potential settlement dates are indeterminable.

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

Commodity Derivatives. All commodity derivatives are recognized on the consolidated balance sheets as either an asset or liability measured at fair value and all our commodity derivative counterparties are subject to master netting agreements. We net the value of the derivative transactions with the same counterparty if a legal right to set-off exists. Changes in the fair value of our commodity derivatives and gains or losses on commodity derivative settlement are reported in gain (loss) on derivatives in our consolidated statements of operations. Cash settlements received or paid for matured, early-terminated, and/or modified derivatives are reported in cash receipts (payments) on derivatives settled in our consolidated statements of cash flows.

Income Taxes. Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax basis of assets and liabilities and their reported amounts in the Company’s consolidated financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. U.S. GAAP requires the recognition of a deferred tax asset for net operating loss carryforwards and tax credit carryforwards. We periodically assesses the realizability of the deferred tax assets by considering all available evidence (both positive and negative) to determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized and a valuation allowance is required.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Natural Gas Balancing. When there are insufficient remaining reserves to offset a gas imbalance, we recognize an asset or a liability for the under-produced or over-produced position. We have recorded a receivable of $0.6 million on certain wells where we estimate that insufficient reserves are available for us to recover our under-production from future production volumes and a liability of $1.1 million on certain properties where there are insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes as of December 31, 2021. Our policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which we have imbalances are not material.

Stock-Based Compensation. We recognize the cost of stock-based compensation over the requisite service periods, which is generally the vesting period, based on the grant date fair value of those awards and account for forfeitures as they occur.

Warrant Liability. We recognize the fair value of the warrants as a derivative liability on our consolidated balance sheets with changes in the liability reported as loss on change in fair value of warrants in our consolidated statements of operations. The liability will continue to be adjusted to fair value at each reporting period until the warrants meet the definition of an equity instrument, at which time they will be reported as shareholders' equity and no longer subject to future fair value adjustments.

Recently Issued Accounting Standards

Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The FASB issued ASU 2020-04 and ASU 2021-01 which provide and clarify optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs will be in effect for a limited time beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. We have not yet elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued ASU 2020-06 which simplifies the accounting for convertible instruments by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The ASU further removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We will adopt ASU 2020-06 effective January 1, 2022. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for reporting periods beginning after December 15, 2020. The adoption of this standard did not have a material impact to our consolidated financial statements.

NOTE 4 - IMPAIRMENTS

Oil and Natural Gas Properties

2021
There were no impairments recorded during the year ended December 31, 2021.

2020
During the four months ended December 31, 2020, the application of the full cost accounting rules resulted in non-cash ceiling test write-downs of $26.1 million pre-tax primarily due to the use of average 12-month historical commodity prices for the ceiling test versus the forward prices used for our Fresh Start fair value estimates. These charges are included within impairments in our consolidated statements of operations.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
During the eight months ended August 31, 2020, we determined our undeveloped acreage would not be fully developed and thus the carrying values of certain of our unproved oil and gas properties were not recoverable resulting in an impairment of $226.5 million. That impairment had a corresponding increase to our depletion base and contributed to our recorded full cost ceiling impairment. We recorded a non-cash ceiling test write-down of $393.7 million pre-tax ($346.6 million, net of tax) during the eight months ended August 31, 2020 due to the reduction for the 12-month average commodity prices and the impairment of our unproved oil and gas properties described above. These charges are included within impairments in our consolidated statements of operations.

In addition to the impairment evaluations of our proved and unproved oil and gas properties in the eight months ended August 31, 2020, we also evaluated the carrying value of our salt water disposal assets. Based on our revised forecast, we determined that some were no longer expected to be used and wrote off the assets for total expense of $17.6 million during the eight months ended August 31, 2020. These amounts are reported in loss on abandonment of assets in our consolidated statements of operations.

Contract Drilling

2021
There were no impairments recorded during the year ended December 31, 2021.

2020
During the eight months ended August 31, 2020, we recorded expense of $1.1 million related to the write-down of certain equipment that we consider abandoned. These amounts are reported in loss on abandonment of assets in our consolidated statements of operations.

During the eight months ended August 31, 2020, due to market conditions, we performed impairment testing on two asset groups which were comprised of our SCR diesel-electric drilling rigs and our BOSS drilling rigs. We concluded that the net book value of the SCR drilling rigs asset group was not recoverable through estimated undiscounted cash flows and recorded a non-cash impairment charge of $407.1 million in addition to non-cash impairment charges of $3.0 million for other miscellaneous drilling equipment. These charges are included within impairments in our consolidated statements of operations. We concluded that no impairment was needed on the BOSS drilling rigs asset group as of March 31, 2020 as the undiscounted cash flows exceeded the $242.5 million carrying value of the asset group by a relatively minor margin. Some of the more sensitive assumptions used in evaluating the contract drilling rigs asset groups for potential impairment included forecasted utilization, gross margins, salvage values, discount rates, and terminal values. There were no additional triggering events identified during the eight months ended August 31, 2020 or four months ended December 31, 2020.

Mid-Stream

2021
In December 2021, we determined that the carrying value of a gathering system in Pennsylvania was not recoverable and exceeded its estimated fair value due to unfavorable forecasted economics. We recorded non-cash impairment charges of $10.7 million based on the estimated fair value of the asset group. These charges are included within impairments in our consolidated statements of operations.

2020
During the three months ended March 31, 2020, we determined that the carrying value of certain long-lived asset groups in southern Kansas, and central Oklahoma where lower pricing is expected to impact drilling and production levels, are not recoverable and exceeded their estimated fair value. We recorded non-cash impairment charges of $64.0 million based on the estimated fair value of the asset groups. These charges are included within impairments in our consolidated statements of operations. There were no additional triggering events identified during the eight months ended August 31, 2020 or one month ended September 30, 2020.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under our three segments: oil and natural gas, contract drilling, and mid-stream. This is our disaggregation of revenue and how our segment revenue is reported (as reflected in Note 23 – Industry Segment Information). Revenue from the oil and natural gas segment is derived from sales of our oil and natural gas production. Revenue from the contract drilling segment is derived by contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on period. Revenue from the Mid-Stream segment is derived from gathering, transporting, and processing natural gas production and selling those commodities.

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

Oil and Natural Gas Revenues

Typical types of revenue contracts entered into by our oil and gas segment are Oil Sales Contracts, North American Energy Standards Board (NAESB) Contracts, Gas Gathering and Processing Agreements, and revenues earned as the non-operated party with the operator serving as an agent on our behalf under joint operating agreements. Consideration received is variable and settled monthly while contract terms can range from a single month or evergreen to terms of a decade or more. Revenues from oil and natural gas sales are recognized when the customer obtains control of the sold product which typically occurs at the point of delivery to the customer.

Certain costs, as either a deduction from revenue or as an expense, are determined based on when control of the commodity is transferred to our customer, which would affect our total revenue recognized, but will not affect gross profit. For example, gathering, processing and transportation costs are included as part of the contract price with the customer on transfer of control of the commodity are included in the transaction price, while costs incurred while we are in control of the commodity represent operating costs.

Contract Drilling Revenues

Contract drilling revenues and expenses are primarily recognized as services are performed and collection is reasonably assured. Payments for mobilization and demobilization activities do not related to a distinct good or service within the contract, but are recognized as revenue when received as deferral for ratable recognition over the contract term is not material to the consolidated financial statements. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred and any reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs.

Most of our drilling contracts have a term of one year or less and the remaining performance obligations under the contracts without a fixed term are not material.

Mid-Stream Contracts Revenues

Revenues are generated from the fees earned for gas gathering and processing services provided to a customer or by selling of hydrocarbons to other mid-stream companies. The typical revenue contracts used by this segment are gas gathering and processing agreements as well as product sales. We recognize sales revenue at the point in time when control transfers to the purchaser, typically at a specified delivery point, based on the contractually agreed upon fixed or index-based price received.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Contracts for gas gathering and processing services may include terms for demand fees or shortfall fees. Demand fees or shortfall fees exist in arrangements where a customer agrees to pay a fixed fee for a contractually agreed upon pipeline capacity or shortfall fees for any minimum volumes not utilized, which create performance obligations for each individual period of reservation. Revenue for these fees is recognized once the services have been completed, the customer no longer has access to the contracted capacity, or the likelihood of the customer exercising all or a portion of their remaining rights becomes remote.

The table below shows the changes in our contract asset and contract liability balances during periods presented which are primarily associated with demand fees and the impact to gas gathering and processing revenues:

		Successor	Successor
	Classification on the Consolidated Balance Sheets	December 31, 2021	December 31, 2020	Change
		(In thousands)
Assets
Current contract assets	Prepaid expenses and other	$174	$6,084	$(5,910)
Non-current contract assets	Other assets	—	173	(173)
Total contract assets		$174	$6,257	$(6,083)

Liabilities
Current contract liabilities	Current portion of other long-term liabilities	$1,588	$2,583	$(995)
Non-current contract liabilities	Other long-term liabilities	200	1,589	(1,389)
Total contract liabilities		1,788	4,172	(2,384)
Contract assets (liabilities), net		$(1,614)	$2,085	$(3,699)

Included below is the adjustment to demand fees from adopting ASC 606 over the remaining term of the contracts as of December 31, 2021.

Contract	Remaining Term of Contract	2022	2023 and beyond	Total Remaining Impact to Revenue
		(In thousands)
Demand fee contracts	1 - 10 months	$1,374	$—	$1,374

NOTE 6 – ACQUISITIONS AND DIVESTITURES

Oil and Natural Gas

There was no significant acquisition activity during the year ended December 31, 2021 or the four months ended December 31, 2020. We acquired $0.4 million of producing and other oil and natural gas properties during the eight months ended August 31, 2020.

The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it is expanding the Divestiture Program to now include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves. On January 20, 2022, the company announced that it has retained a financial advisor and launched the process.

On March 8, 2022, the company closed on the sale of wells and related leases located near the Oklahoma Panhandle for $5.0 million, subject to customary closing and post-closing adjustments with an effective date of December 1, 2021. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

On August 16, 2021, the company closed on the sale of substantially all of our wells and related leases located near Oklahoma City, Oklahoma for $19.5 million, subject to customary closing and post-closing adjustments. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
On May 6, 2021, the company closed on the sale of substantially all of our wells and related leases located in Reno and Stafford Counties, Kansas for $7.1 million, subject to customary closing and post-closing adjustments. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

We also sold $5.0 million of other non-core oil and natural gas assets, net of related expenses, during the year ended December 31, 2021, compared to $0.4 million during the four months ended December 31, 2020, and $1.2 million during the eight months ended August 31, 2020. No gain or loss was recognized as the sale of these assets did not result in a significant alteration of the full cost pool.

Contract Drilling

There was no significant acquisition activity during the year ended December 31, 2021, the four months ended December 31, 2020, or eight months ended August 31, 2020.

We sold non-core contract drilling assets for proceeds of $12.7 million, net of related expenses, during the year ended December 31, 2021, compared to $1.3 million during the four months ended December 31, 2020, and $4.8 million during the eight months ended August 31, 2020. These proceeds resulted in net gains of $10.1 million during the year ended December 31, 2021, compared to $0.5 million during the four months ended December 31, 2020, and $1.4 million during the eight months ended August 31, 2020.

Mid-Stream

In November 2021, we closed on an acquisition for $13.0 million, subject to customary closing and post-closing adjustments, that included a cryogenic processing plant, approximately 1,620 miles of low-pressure gathering pipeline, and related compressor stations located in southern Kansas. The transaction was accounted for as an asset acquisition.

There was no significant acquisition activity during the year ended December 31, 2020.

There was no significant divestiture activity during the year ended December 31, 2021, the four months ended December 31, 2020, or eight months ended August 31, 2020.

Corporate and Other

In September 2021, we closed the sale of our corporate headquarters building and land for $35.0 million resulting in a gain of $0.9 million, net of $2.2 million of transaction costs. In conjunction with the closing, we entered into a multi-year lease for a portion of the building.

NOTE 7 – CAPITAL STOCK

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 10 - Long-Term Debt And Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million. The cash purchase price and direct acquisition costs are reflected as treasury stock on the consolidated balance sheets as of December 31, 2021.

In June 2021, our board of directors (the Board) authorized repurchasing up to $25.0 million of our outstanding common stock. In October 2021, the Board authorized an increase from $25.0 million of authorized repurchases to $50.0 million. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice.

As of December 31, 2021, we had repurchased a total of 1,271,963 shares at an average share price of $32.57 for an aggregate purchase price of $41.4 million under the repurchase program.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of December 31, 2021 totaled 1,949,963, resulting in outstanding shares of 10,050,037.

NOTE 8 – EARNINGS (LOSS) PER SHARE

Information related to the calculation of earnings (loss) per share attributable to Unit Corporation for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020 is as follows:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
For the year ended December 31, 2021 (Successor)
Basic earnings attributable to Unit Corporation per common share	$60,647	11,405	$5.32
Effect of dilutive restricted stock units	—	115	(0.06)
Diluted earnings attributable to Unit Corporation per common share	$60,647	11,520	$5.26
For the four months ended December 31, 2020 (Successor)
Basic loss attributable to Unit Corporation per common share	$(18,140)	12,000	$(1.51)
For the eight months ended August 31, 2020 (Predecessor)
Basic loss attributable to Unit Corporation per common share	$(931,012)	53,368	$(17.45)

There were no potentially dilutive shares for inclusion during the eight months ended August 31, 2020 and four months ended December 31, 2020 as the company's stock-based awards outstanding immediately before the Effective Date were cancelled on the Effective Date.

The following stock options were not included in the computation of diluted earnings (loss) per share because the option exercise prices were greater than the average market price of our common stock for the year ended December 31, 2021:

2021
Stock options	361,418
Average exercise price	$45.00

NOTE 9 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	Successor	Successor
	2021	2020
	(In thousands)
Employee costs	$10,005	$8,878
Lease operating expenses	3,451	6,405
Capital expenditures	3,962	—
Taxes	3,320	2,324
Interest payable	296	884
Legal settlement (Note 21)	—	2,070
Other	1,416	1,182
Total accrued liabilities	$22,450	$21,743

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 10 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

Long-term debt consisted of the following as of December 31:

	Successor	Successor
	2021	2020
	(In thousands)
Current portion of long-term debt:
Exit credit agreement with an average interest rate of 6.7%	$—	$600
Long-term debt:
Exit credit agreement with an average interest of 6.7%	—	98,400
Superior credit agreement with an average interest rate of 2.1% at December 31, 2021	19,200	—
Total long-term debt	$19,200	$98,400

Exit Credit Agreement. On the Effective Date, under the terms of the Plan, the company entered into an amended and restated credit agreement (the Exit credit agreement), providing for a $140.0 million senior secured revolving credit facility (RBL Facility) and a $40.0 million senior secured term loan facility, among (i) the company, UDC, and UPC, (ii) the guarantors, including the company and all its subsidiaries existing as of the Effective Date (other than Superior Pipeline Company, L.L.C. and its subsidiaries), (iii) the lenders under the agreement (Lenders), and (iv) BOKF, NA dba Bank of Oklahoma as administrative agent and collateral agent (in such capacity, the Administrative Agent).

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

On April 6, 2021, the company finalized the first amendment to the Exit credit agreement. Under the first amendment, the company reaffirmed its borrowing base of $140.0 million of the RBL Facility, amended certain financial covenants, and received less restrictive terms, among others, as it relates to the disposition of assets and the use of proceeds from those dispositions.

On July 27, 2021, the company finalized the second amendment to the Exit credit agreement. Under the second amendment, the company obtained confirmation that the Term Loan had been paid in full prior to the amendment date and received one-time waivers related to the disposition of assets.

On October 19, 2021, the company finalized the third amendment to the Exit credit agreement. Under the third amendment, the company requested, and was granted, a reduction in the RBL Facility borrowing base from $140.0 million to $80.0 million in addition to less restrictive terms as it relates to capital expenditures, required hedges, and the use of proceeds from the disposition of certain assets, while also amending certain financial covenants.

On March 30, 2022, the RBL Facility borrowing base of $80.0 million was reaffirmed.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The Exit credit agreement requires the company to comply with certain financial ratios, including a covenant that the company will not permit the Net Leverage Ratio (as defined in the Exit credit agreement) as of the last day of the fiscal quarters ended (i) December 31, 2020 and March 31, 2021, to be greater than 4.00 to 1.00, (ii) June 30, 2021 and September 30, 2021, to be greater than 3.75 to 1.00, and (iii) December 31, 2021 and any fiscal quarter thereafter, to be greater than 3.25 to 1.00. In addition, beginning with the fiscal quarter ended December 31, 2020, the company may not (a) permit the Current Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter to be less than 1.00 to 1.00 or (b) permit the Interest Coverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter to be less than 2.50 to 1.00. The Exit credit agreement also contains provisions, among others, that limit certain capital expenditures, and require certain hedging activities. The Exit credit agreement further requires the company to provide quarterly financial statements within 45 days after the end of each of the first three quarters of each fiscal year and annual financial statements within 90 days after the end of each fiscal year. Unit was in compliance with these covenants as of December 31, 2021.

The Exit credit agreement is secured by first-priority liens on substantially all the personal and real property assets of the Borrowers and the Guarantors, including the company's ownership interests in Superior.

We had no current or long-term borrowings, and $2.4 million of letters of credit outstanding under the Exit credit agreement as of December 31, 2021, compared to $0.6 million current and $98.4 million long-term borrowings, and $5.5 million of letters of credit outstanding as of December 31, 2020.

Predecessor Unit Credit Agreement. Before the filing of the Chapter 11 Cases, the Predecessor Unit credit agreement had a scheduled maturity date of October 18, 2023 that would have accelerated to November 16, 2020 if, by that date, all the Notes were not repurchased, redeemed, or refinanced with indebtedness having a maturity date at least six months following October 18, 2023 (Credit Agreement Extension Condition). Filing the bankruptcy petitions on May 22, 2020 constituted an event of default that accelerated our obligations under the Unit credit agreement, and the lenders’ rights of enforcement under the Unit credit agreement were automatically stayed because of the Chapter 11 Cases.

Before filing the Chapter 11 Cases, we were charged a commitment fee of 0.375% on the amount available but not borrowed. That fee varied based on the amount borrowed as a percentage of the total borrowing base. Total amendment fees of $3.3 million in origination, agency, syndication, and other related fees were being amortized over the life of the Unit credit agreement. Due to the remaining commitments under the Unit credit agreement being terminated by the lenders', the unamortized debt issuance costs of $2.4 million were written off during the eight months ended August 31, 2020. Under the Unit credit agreement, we pledged as collateral 80% of the proved developed producing (discounted as present worth at 8%) total value of our oil and gas properties. Under the mortgages covering those oil and gas properties, UPC also pledged certain items of its personal property.

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

On the Effective Date, each lender under the Predecessor Unit credit agreement and the DIP Credit Agreement (as defined below) received its pro rata share of revolving loans, term loans and letter-of-credit participations under the Exit credit agreement, in exchange for that lender’s allowed claims under the Predecessor Unit credit agreement or the DIP Credit Agreement.

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

The Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio (as defined in the Superior credit agreement) for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio (as defined in the Superior credit agreement) of not greater than 4.00 to 1.00. The agreement also contains several customary covenants that restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, sign sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, sign hedging arrangements, and acquire or dispose of assets. Superior was in compliance with these covenants as of December 31, 2021

The Superior credit agreement is used to fund capital expenditures and acquisitions and provide general working capital and letters of credit. We had $19.2 million of borrowings and $0.5 million of letters of credit outstanding under the Superior credit agreement as of December 31, 2021, compared to no borrowings and $2.6 million of letters of credit outstanding as of December 31, 2020.

Unit is not a party to and does not guarantee Superior's credit agreement. Superior and its subsidiaries were not debtors in the Chapter 11 Cases, and the Superior credit agreement was not affected by Unit's bankruptcy.

Predecessor 6.625% Senior Subordinated Notes. The Predecessor 6.625% Notes (Predecessor Notes) were issued under an Indenture dated as of May 18, 2011, between the company and Wilmington Trust, National Association (successor to Wilmington Trust FSB), as Trustee (Trustee), as supplemented by the First Supplemental Indenture dated as of May 18, 2011, between us, the Guarantors, and the Trustee, and as further supplemented by the Second Supplemental Indenture dated as of January 7, 2013, between us, the Guarantors, and the Trustee (as supplemented, the 2011 Indenture), establishing the terms of and providing for issuing the Predecessor Notes.

As a result of Unit's emergence from bankruptcy, the Predecessor Notes were cancelled and our liability under the Predecessor Notes was discharged as of the Effective Date. Holders of the Predecessor Notes were issued shares of New Common Stock in accordance with the Plan.

Predecessor DIP Credit Agreement. As contemplated by the Restructuring Support Agreement between the company and certain of the Predecessor Note holders and our lenders, the company and the other Debtors entered into a Superpriority Senior Secured Debtor-in-Possession Credit Agreement dated May 27, 2020 ( DIP credit agreement), among the Debtors, the lenders under the facility (the DIP lenders), and BOKF, NA dba Bank of Oklahoma, as administrative agent, under which the DIP lenders agreed to provide us with a $36.0 million multiple-draw loan facility (DIP credit facility). The bankruptcy court entered an interim order on May 26, 2020 approving the DIP credit facility, permitting the Debtors to borrow up to $18.0 million on an interim basis. On June 19, 2020, the bankruptcy court granted final approval of the DIP credit facility.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
On the Effective Date, the DIP credit facility was paid in full and terminated, and each holder of an allowed claim under the DIP credit facility received its pro rata share of revolving loans, term loans, and letter-of-credit participations under the Exit credit agreement. In addition, each holder was issued its pro rata share of an equity fee under the Exit credit agreement equal to 5% of the New Common Stock (subject to dilution by shares reserved for issuance under a management incentive plan and on exercise of the Warrants).

For further information about the DIP Credit Agreement, please see Note 2 – 2020 Emergence From Voluntary Reorganization Under Chapter 11.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following as of December 31:

	Successor	Successor
	2021	2020
	(In thousands)
Asset retirement obligation (ARO) liability	$25,688	$23,356
Workers’ compensation	7,925	10,164
Finance lease obligations	—	3,216
Contract liabilities	1,788	4,172
Separation benefit plans	2,022	4,201
Gas balancing liability	1,090	3,997
Other long-term liabilities	—	1,321
	38,513	50,427
Less: current portion	5,574	11,168
Total other long-term liabilities	$32,939	$39,259
NOTE 11 – ASSET RETIREMENT OBLIGATIONS

The following table summarizes activity for our estimated AROs during the year ended December 31, 2021 (in thousands):

December 31, 2020 (Successor)	$23,356
Accretion of discount	1,892
Liability incurred	7
Liability settled	(1,140)
Liability sold	(1,935)
Revision of estimates (1)	3,507
December 31, 2021 (Successor)	25,688
Less: current portion (Successor)	2,537
Long-term ARO liability (Successor)	$23,151
_______________________
1.Plugging liability estimates were revised for updates in the cost of services used to plug wells over the preceding year and estimated dates to be plugged.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table summarizes activity for our estimated AROs during the eight months ended August 31, 2020 and the four months ended December 31, 2020 (in thousands):

December 31, 2019 (Predecessor)	$66,627
Accretion of discount	1,545
Liability incurred	465
Liability settled	(838)
Liability sold	(487)
Revision of estimates (1)	(28,328)
August 31, 2020 (Predecessor)	38,984
Fresh start adjustments	(14,393)
August 31, 2020 (Successor)	24,591
Accretion of discount	467
Liability incurred	151
Liability settled	(95)
Revision of estimates (1)	(1,758)
December 31, 2020 (Successor)	23,356
Less: current portion (Successor)	2,121
Long-term ARO liability (Successor)	$21,235
_______________________
1.Plugging liability estimates were revised for updates in the cost of services used to plug wells over the preceding year and estimated dates to be plugged.

NOTE 12 – WORKERS' COMPENSATION

We are liable for workers' compensation benefits for traumatic injuries through our self-insured program to provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. Workers' compensation laws also compensate survivors of workers who suffer employment related deaths. Our liability for traumatic injury claims is the estimated present value of current workers' compensation benefits, based on our actuarial estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates.

The following table summarizes activity for our workers' compensation liability during the year ended December 31, 2021 (in thousands):

December 31, 2020 (Successor)	$10,164
Claims and valuation adjustments	(1,834)
Payments	(405)
December 31, 2021 (Successor)	7,925
Less: current portion (Successor)	1,221
Long-term workers' compensation liability (Successor)	$6,704

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table summarizes activity for our workers' compensation liability during the eight months ended August 31, 2020 and the four months ended December 31, 2020 (in thousands):

December 31, 2019 (Predecessor)	$11,511
Claims and valuation adjustments	906
Payments	(427)
August 31, 2020 (Predecessor)	11,990
Fresh start adjustments	—
August 31, 2020 (Successor)	11,990
Claims and valuation adjustments	(1,679)
Payments	(147)
December 31, 2020 (Successor)	10,164
Less: current portion (Successor)	1,705
Long-term workers' compensation liability (Successor)	$8,459

Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under these policies as of December 31, 2021 and 2020 are $4.0 million and $5.2 million, respectively, and are included in Other assets on our consolidated balance sheets.

NOTE 13 – INCOME TAXES

As a result of the Plan in 2020, the company experienced an ownership change under Sec. 382 of the Internal Revenue Code (IRC). Under IRC Sec. 382, the company’s tax attributes, most notably its net operating loss carryovers, are potentially subject to various limitations going forward. The company believes it has satisfied the requirements of Sec. 382(l)(5) whereby our tax attributes are generally not subject to limitations under Sec. 382(a) and have reflected that result in our financials accordingly. While cancellation of debt income (CODI) is generally considered taxable income under IRC Sec. 108, it provides an exception to that rule for CODI realized under a Title 11 case of the United States Code. In exchange for this exception, the taxpayer must reduce certain tax attributes including its net operating loss carryovers, credit carryovers, and tax basis in its assets in the amount of the CODI not recognized under the IRC Sec. 108 exception. The amount of CODI not recognized as a result of the IRC Sec. 108 exception was $506.3 million. As a result, our net operating loss carryovers were reduced by $456.3 million and the tax basis of our assets were reduced by $50.0 million.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
A reconciliation of income tax expense (benefit) computed by applying the federal statutory rate to pre-tax income (loss) to our effective income tax expense (benefit) during the periods indicated is as follows:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Income tax expense (benefit) computed by applying the statutory rate	$12,772	$(3,001)	$(190,103)
State income tax expense (benefit), net of federal benefit	2,129	(500)	(31,684)
Warrant liability revaluation	4,640	—	—
Restricted stock shortfall	—	—	7,404
Non-controlling interest in Superior	(3,046)	(1,017)	7,504
Goodwill impairment	—	—	—
Valuation allowance	(16,612)	4,047	177,284
Reorganization adjustments	—	—	14,152
Statutory depletion and other	290	169	813
Income tax expense (benefit)	$173	$(302)	$(14,630)

The company's total provision for income taxes consisted of the following during the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Current taxes:
Federal	$—	$—	$(917)
State	173	(302)	—
	173	(302)	(917)
Deferred taxes:
Federal	—	—	(16,663)
State	—	—	2,950
	—	—	(13,713)
Total provision for income taxes	$173	$(302)	$(14,630)

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Net deferred tax assets and liabilities are comprised of the following as of December 31:

	Successor	Successor
	2021	2020
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$23,819	$22,051
Net operating loss carryforward	94,441	100,236
Depreciation, depletion, amortization, and impairment	68,001	80,947
Alternative minimum tax and research and development tax credit carryforward	1,738	1,738
	187,999	204,972
Deferred tax liability:
Investment in Superior	(3,626)	(3,987)
Net deferred tax asset	184,373	200,985
Valuation allowance	(184,373)	(200,985)
Non-current—deferred tax liability	$—	$—

We concluded that it is more likely than not that the net deferred tax asset will not be realized and has recorded a full valuation allowance, reducing the net deferred tax asset to zero. The company has maintained this conclusion as of December 31, 2021 and 2020. The company will continue to evaluate whether the valuation allowance is needed in future reporting periods and it will remain until the company can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead the company to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained significant improvements in commodity prices, a sustained significant increase in rig utilization and/or rates, a material and sizable asset acquisition or disposition, and taxable events that could result from one or more future potential transactions. The valuation allowance does not prohibit the company from utilizing the tax attributes if the company recognizes taxable income. As long as the company continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the company will not have significant deferred income tax expense or benefit.

We file income tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before 2017 or state income tax examinations by state taxing authorities for years before 2016. As of December 31, 2021, and after consideration of the tax attribute reductions of IRC Section 108 and finalization of the company’s 2020 federal income tax return, the company has an expected federal net operating loss carryforward of $385.5 million of which $190.5 million is subject to expiration between 2036 and 2037. As of December 31, 2021, our tax basis in UPC's properties was approximately $475.0 million.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Separation Benefit Plans. As of the Effective Date, the Board adopted (i) the Amended and Restated Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (Amended Separation Benefit Plan), (ii) the Amended and Restated Special Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (Amended Special Separation Benefit Plan) and (iii) the Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (New Separation Benefit Plan). In accordance with the Plan, the Amended Separation Benefit Plan and the Amended Special Separation Benefit Plan allowed former employees or retained employees with vested severance benefits under either plan to receive certain cash payments in full satisfaction for their allowed separation claim under the Chapter 11 Cases.

Also in accordance with the Plan, the New Separation Benefit Plan was a comprehensive severance plan for retained employees, including retained employees whose severance did not already vest under the Amended Separation Benefit Plan or the Amended Special Separation Benefit Plan. The New Separation Benefit Plan provided eligible employees that are involuntarily separated with two weeks of severance pay per year of service, with a minimum of four weeks and a maximum of 13 weeks. These benefits also vested for voluntary separation after 20 years of service provided to the company.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
On November 1, 2021, the New Separation Benefit Plan was amended (Amended New Separation Benefit Plan) with consideration to the Divestiture Program to redefine which employees are entitled to the two weeks of severance pay per year of service with a minimum of four weeks and a maximum of 13 weeks as well as introduce new employee groups entitled to involuntary separation benefits equal to four months of base salary, six months of base salary, or 12 months of base salary if eligible upon involuntary separation. The Amended New Separation Benefit Plan maintains a 13 week severance benefit for voluntary separation which vests after 20 years of service provided to the company.

We recognized expense for benefits associated with anticipated payments from these separation plans of $3.4 million, $1.4 million, and $18.1 million during the year ended December 31, 2021, the four months ended December 31, 2020, and the eight months ended August 31, 2020, respectively.

401(k) Employee Thrift Plan. Employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Employee Thrift Plan. We may match each employee’s contribution, up to a specified maximum, in full or on a partial basis with cash or common stock. The 2019 and 2020 plan year matching contributions were made in cash. Total 401(k) employer matching expense was $1.6 million, $0.7 million, and $1.4 million in the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020, respectively.

Salary Deferral Plan. We provided a salary deferral plan for our executives (Deferral Plan) during the eight months ended August 31, 2020 which allowed participants to defer the recognition of salary for income tax purposes until actual distribution of benefits occurred at either termination of employment, death, or certain defined unforeseeable emergency hardships. As of December 31, 2020, investments held in the Deferral Plan had been paid out to plan participants and the Deferral Plan was terminated.

NOTE 15 – TRANSACTIONS WITH RELATED PARTIES

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company and Cactus Drilling Company. The company in the ordinary course of business, made payments for working interests, joint interest billings, drilling services, and product purchases to, and received payments for working interests, joint interest billings, and contract drilling services from, Kaiser Francis Oil Company and Cactus Drilling Company. Payments made to Kaiser Francis Oil Company totaled $5.7 million, $0.5 million, and $1.8 million while payments received totaled $6.2 million, $0.3 million, and $1.6 million during the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020, respectively. Payments made to Cactus Drilling Company totaled $0.8 million during the year ended December 31, 2021.

One former director, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in several states. The company in the ordinary course of business, paid royalties, or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, sometimes, as lessee, regarding certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled $0.4 million and $0.2 million during year ended December 31, 2021 and the eight months ended August 31, 2020, respectively.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 16 – STOCK-BASED COMPENSATION

Unit Corporation Long Term Incentive Plan. On the Effective Date, the Board adopted the Unit Corporation Long Term Incentive Plan (LTIP) to incentivize employees, officers, directors and other service providers of the company and its affiliates. The LTIP will be administered by the Board or a committee thereof and provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, performance awards, substitute awards or any combination of the foregoing. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the LTIP, 903,226 shares of New Common Stock have been reserved for issuance pursuant to awards under the LTIP. New Common Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash, or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

Predecessor Amended Plan and Non-Employee Directors Plan. The Second Amended and Restated Unit Corporation Stock and Incentive Compensation Plan effective May 6, 2015 (the Amended plan) allowed us to grant stock-based and cash-based compensation to our employees (including employees of subsidiaries) and to non-employee directors. We recognized a reversal of expense previously recorded for the unvested awards of $2.2 million for these awards upon cancellation.

Under the Unit Corporation 2000 Non-Employee Directors’ Stock Option Plan (Non-employee directors plan), on the first business day following each annual meeting of shareholders, each person who was then a member of our Board and who was not then an employee of the company or any of its subsidiaries was granted an option to purchase 3,500 shares of common stock.

On the Effective Date, the company's equity-based awards outstanding immediately before the Effective Date were cancelled along with the Amended plan and the Non-employee directors plan. The cancellations resulted in an acceleration of unrecorded stock compensation expense during the eight months ended August 31, 2020. Under the Plan, the company issued warrants to holders of those equity-based awards that were outstanding immediately before the Effective Date who did not opt out of releases under the Plan. For further information, see Note 2 – 2020 Emergence From Voluntary Reorganization Under Chapter 11.

The following table summarizes the stock-based compensation expense activity recognized during the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020 (1)
	(In thousands)
Recognized stock compensation expense	$826	$—	$6,065
Capitalized stock compensation cost for our oil and natural gas properties	$—	$—	$—
Tax benefit on stock-based compensation	$202	$—	$1,486
_______________________
1.When the company's equity-based awards were cancelled on the Effective Date, we immediately recognized the expense for the cancelled awards of $1.4 million as reorganization costs.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Successor Period activity pertaining to nonvested RSUs under the LTIP is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020 (Successor) (1)	—	$—
Granted (2)	315,529	26.71
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021 (Successor) (3)	315,529	$26.71
_______________________
1.There was no activity during the four months ended December 31, 2020.
2.The grants had an aggregate grant date fair value of $8.4 million. Director grants will vest 25% on each of the following dates: May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024. Employee grants will one-third vest on each of the following dates: November 21, 2022, October 1, 2023, and October 1, 2024.
3.The aggregate compensation cost related to nonvested RSUs not yet recognized as of December 31, 2021 was $7.9 million with a weighted average remaining service period of 1.7 years.

Successor Period activity pertaining to outstanding stock options under the LTIP is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020 (Successor) (1)	—	$—
Granted (2)	361,418	45.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2021 (Successor) (3)	361,418	$45.00
_______________________
1.There was no activity during the four months ended December 31, 2020.
2.The grants had an aggregate grant date fair value of $4.1 million and will one-third vest on each of the following dates: October 1, 2022, October 1, 2023, and October 1, 2024. The options have a five year term from the grant date.
3.The stock options outstanding as of December 31, 2021 had a weighted average remaining contractual term of 4.8 years and no aggregate intrinsic value. None of the stock options outstanding as of December 31, 2021 were exercisable. The aggregate compensation cost related to outstanding options not yet recognized as of December 31, 2021 was $3.9 million with a weighted average remaining service period of 1.8 years.

Predecessor Period activity pertaining to nonvested RSUs under the Amended plan is as follows:

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

Predecessor Period activity pertaining to outstanding stock options under the Non-Employee Directors' Stock Option Plan for the identified periods is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019 (Predecessor)	42,000	$48.56
Granted	—	—
Exercised	—	—
Forfeited	(14,000)	41.21
Outstanding at August 31, 2020 (Predecessor)	28,000	$52.24
Cancelled	(28,000)	52.24
Outstanding at September 1, 2020 (Successor)	—	$—

NOTE 17 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions as well as certain requirements stipulated in the Exit credit agreement. As of December 31, 2021, our commodity derivative transactions consisted of the following types of hedges:

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

We do not engage in derivative transactions for speculative purposes. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of December 31, 2021.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following non-designated hedges were outstanding as of December 31, 2021:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Jan'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Jan'22 - Jun'22	Crude oil - swap	986 Bbl/day	$70.30	WTI - NYMEX
Jan'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Warrants

We recognize the fair value of the warrants as a derivative liability on our consolidated balance sheets with changes in the liability reported as loss on change in fair value of warrants in our consolidated statements of operations. The liability will continue to be adjusted to fair value at each reporting period until the warrants meet the definition of an equity instrument, at which time they will be reported as shareholders' equity and no longer subject to future fair value adjustments.

The following tables present the recognized derivative assets and liabilities on our consolidated balance sheets as of the dates identified:

		As of December 31, 2021
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$40,876	$—	$40,876
Long-term Commodity Derivatives	Non-current derivative liabilities	17,855	—	17,855
Warrant Liability	Warrant liability	19,822	—	19,822
Total derivative liabilities		$78,553	$—	$78,553

		As of December 31, 2020
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Assets:
Current commodity derivatives	Current derivative assets	$3,292	$(3,292)	$—
Long-term commodity derivatives	Non-current derivative assets	144	(144)	—
Total derivative assets		$3,436	$(3,436)	$—
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$4,339	$(3,292)	$1,047
Long-term Commodity Derivatives	Non-current derivative liabilities	4,803	(144)	4,659
Warrant Liability	Warrant liability	885	—	885
Total derivative liabilities		$10,027	$(3,436)	$6,591

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table shows the activity related to derivative instruments in the consolidated statements of operations for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Loss on derivatives	$(97,615)	$(985)	$(10,704)
Cash settlements paid on commodity derivatives	(44,591)	(1,133)	(4,244)
Loss on derivatives less cash settlements paid on commodity derivatives	$(53,025)	$148	$(6,460)

Loss on change in fair value of warrants	$(18,937)	$—	$—

NOTE 18 – FAIR VALUE MEASUREMENTS

The inputs available determine the valuation technique that we use to measure the fair value of the assets and liabilities presented in our consolidated financial statements. Fair value measurements are categorized into one of three different levels depending on the observability of the inputs used in the measurement. The levels are summarized as follows:

•Level 1—observable inputs such as quoted prices in active markets for identical assets and liabilities.
•Level 2—other observable pricing inputs, such as quoted prices in inactive markets, or other inputs that are either directly or indirectly observable as of the reporting date, including inputs that are derived from or corroborated by observable market data.
•Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data or estimates about how market participants would value such assets and liabilities.

Recurring Fair Value Measurements

The following tables present our recurring fair value measurements as of the identified dates:

	Successor
	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$(58,731)	$—	$(58,731)
Warrant liability	—	—	(19,822)	(19,822)
	$—	$(58,731)	$(19,822)	$(78,553)

	Successor
	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets (liabilities):
Commodity derivative assets	$—	$3,436	$—	$3,436
Commodity derivative liabilities	—	(9,142)	—	(9,142)
Warrant liability	—	—	(885)	(885)
	$—	$(5,706)	$(885)	$(6,591)

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. There were no transfers between Level 2 and Level 3 financial assets (liabilities).

Commodity Derivatives. We measure the fair values of our crude oil and natural gas swaps and collars using estimated discounted cash flow calculations based on the NYMEX futures index. We consider these Level 2 measurements within the fair value hierarchy as the inputs in the model are substantially observable over the term of the commodity derivative contract and there is a wide availability of quoted market prices for similar commodity derivative contracts.

We measure the fair values of our natural gas and crude oil three-way collars using estimated discounted cash flow calculations based on forward price curves, quotes obtained from brokers for contracts with similar terms, or quotes obtained from counterparties to the agreements. We consider this a Level 3 measurement within the fair value hierarchy as the calculation uses certain generally unobservable inputs.

We determined that the non-performance risk regarding our commodity derivative counterparties was immaterial based on our valuation at December 31, 2021.
Warrant Liability. We use the Black-Scholes option pricing model to measure the fair value of the warrants. Key inputs for the Black-Scholes model include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires management's estimation.

The following tables summarize the activity of our recurring Level 3 fair value measurements during the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Beginning of period	$885	$—	$1,204
Issuance of warrants	—	885	—
Loss on change in warrant liability	18,937	—	—
Gain/(loss) on unsettled three-way collars	—	—	978
Settlement loss on three-way collars	—	—	(2,182)
End of period	$19,822	$885	$—

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

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and considering the risk of our non-performance, long-term debt under our credit agreements at December 31, 2021 would approximate its fair value. This debt is classified as Level 2.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Fair Value of Non-Financial Instruments

ARO. The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property and equipment. Significant Level 3 inputs used in the calculation of AROs include plugging costs and remaining reserve lives. A summary of the company’s ARO activity is presented in Note 11 – Asset Retirement Obligations.

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of stock options and SARs while the value of our restricted stock grants is based on the grant date closing stock price. Key assumptions for the Black-Scholes models include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires management's estimation.

Impairments. Non-recurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets and goodwill. We recorded non-cash impairment charges as discussed further in Note 3 – Impairments. The fair value measurement of these assets is categorized as a Level 3 measurement as the discounted cash flow models require the use of significant unobservable inputs.

Fresh Start Accounting. See Note 26 - Fresh Start Accounting for additional disclosures of non-recurring fair value measurements associated with the qualification of fresh start under ASC 852.

NOTE 19 – LEASES

Operating Leases. We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of office space, land, vehicles, and equipment used in both our operations and administrative functions. In September 2021, we entered into an operating lease agreement for our headquarters office space which generated right of use assets and liabilities at lease inception of $8.4 million.

The following table sets forth the maturities of our operating lease liabilities as of December 31, 2021:

Amount
(In thousands)
Ending December 31,
2022	$4,382
2023	3,321
2024	2,683
2025	2,081
2026	1,484
2027 and beyond	50
Total future payments	14,001
Less: Interest	1,533
Present value of future minimum operating lease payments	12,468
Less: Current portion	3,791
Total long-term operating lease payments	$8,677

Weighted average remaining lease term (years)	3.8
Weighted average discount rate (1)	5.54%
_______________________
1.Our weighted average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Finance Leases. During 2014, Superior entered into finance lease agreements for 20 compressors with initial terms of seven years and an option to purchase the assets at 10% of their then fair market value at the end of the term. These finance leases were discounted using annual rates of 4.0% and the underlying assets are included in gas gathering and processing equipment. Superior purchased the leased assets for $3.0 million in May 2021.

Information about the operating and finance lease assets and liabilities on our consolidated balance sheets as of December 31, 2021 and 2020 is as follows:

		Successor	Successor
	Balance Sheet Classification	December 31, 2021	December 31, 2020
		(In thousands)
Assets
Operating lease right of use assets	Right of use assets	$12,445	$5,592
Finance lease right of use assets	Property and equipment, net	—	7,281
Total lease right of use assets		$12,445	$12,873

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$3,791	$4,075
Finance lease liabilities	Current portion of other long-term liabilities	—	3,216
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	8,677	1,445
Total lease liabilities		$12,468	$8,736

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents the components of total lease cost for our operating and finance leases during the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Components of total lease cost:
Amortization of finance leased assets	$1,248	$1,406	$2,757
Interest on finance lease liabilities	33	54	165
Operating lease cost	4,546	1,331	3,604
Short-term lease cost (1)	12,898	3,664	8,190
Variable lease cost	—	64	223
Total lease cost	$18,725	$6,519	$14,939
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $1.5 million, $0.2 million, and $1.5 million for the year ended December 31, 2021, the four months ended December 31, 2020, and the eight months ended August 31, 2020, respectively.

The following table provides supplemental cash flow information related to our operating and finance leases during the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,605	$1,489	$3,849
Financing cash flows for finance leases	3,216	1,406	2,757
Lease liabilities recognized in exchange for new operating lease right of use assets	$8,745	$—	$—

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 20 – VARIABLE INTEREST ENTITIES

On April 3, 2018, we sold 50% of the ownership interest in Superior. The 50% interest in Superior we sold was acquired by SP Investor, a holding company jointly owned by OPTrust and funds managed and/or advised by Partners Group, a global private markets investment manager. Superior is governed and managed under the Amended and Restated Limited Liability Company Agreement (Agreement) and MSA. The MSA is between our wholly-owned subsidiary, SPC Midstream Operating, L.L.C. (the Operator) and Superior. As the Operator, we provide services, such as operations and maintenance support, accounting, legal, and human resources to Superior for a monthly service fee of $0.3 million. Superior's creditors have no recourse to our general credit. Unit is not a party to and does not guarantee Superior's credit agreement. The obligations under Superior's credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems.

We have determined that Superior is a VIE as the equity holders as a group (Unit Corporation and SP Investor) (Members) lack the power to control without the Operator. The Agreement and MSA give us the power to direct the activities that most significantly affect Superior's operating performance through common control of the Operator. Accordingly, Unit is considered the primary beneficiary and consolidates the financial position, operating results, and cash flows of Superior.

The Agreement specifies how future distributions are to be allocated among the Members. Distributions from Available Cash (as defined in the Agreement) were generally split evenly between the Members prior to December 31, 2021, when the three-year period for Unit's commitment to spend $150.0 million (Drilling Commitment Amount) to drill wells in the Granite Wash/Buffalo Wallow area ended. The total amount spent by Unit towards the Drilling Commitment Amount was $24.6 million. Accordingly, SP Investor will receive 100% of Available Cash distributions related to periods subsequent to December 31, 2021 until the $72.7 million Drilling Commitment Adjustment Amount (as defined in the Agreement) is satisfied.

After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of December 31, 2021, liquidation distributions paid first to SP Investor of $361.7 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $361.7 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

Superior paid cash distributions totaling $24.7 million in April 2021 related to cumulative available cash as of March 31, 2021, $7.7 million in July 2021 related to available cash generated during the three months ended June 30, 2021, $13.9 million in October 2021 related to available cash generated during the three months ended September 30, 2021, and $19.0 million in January 2022 related to available cash generated during the three months ended December 31, 2021. Unit and SP Investor each received 50% of these distributions.

Subsequent to the Effective Date, we have allocated Unit's and SP Investor's share of earnings and losses from Superior in our consolidated statement of operations using the hypothetical liquidation at book value (HLBV) method which is a balance-sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The amounts below reflect the Superior balance sheet accounts consolidated in our consolidated balance sheets without elimination of intercompany receivables from and payables to Unit:

	December 31, 2021	December 31, 2020
	(In thousands)
Current assets:
Cash and cash equivalents	$17,246	$11,642
Accounts receivable	42,628	27,427
Prepaid expenses and other	1,263	6,746
Total current assets	61,137	45,815
Property and equipment:
Gas gathering and processing equipment	274,748	251,403
Transportation equipment	2,801	1,748
	277,549	253,151
Less accumulated depreciation, depletion, amortization, and impairment	53,792	10,466
Net property and equipment	223,757	242,685
Right of use assets	3,485	2,823
Other assets	2,226	2,309
Total assets	$290,605	$293,632

Current liabilities:
Accounts payable	$34,010	$17,045
Accrued liabilities	5,292	3,777
Current operating lease liability	1,548	1,762
Current portion of other long-term liabilities	1,450	5,799
Total current liabilities	42,300	28,383
Long-term debt less debt issuance costs	19,200	—
Operating lease liability	2,036	1,013
Other long-term liabilities	—	1,589
Total liabilities	$63,536	$30,985

Subsequent Amendments to Superior Agreement and MSA

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. The power to direct the activities that most significantly affect Superior's operating performance is now shared by the equity holders (Unit Corporation and SP Investor) rather than held by the Operator. Superior no longer qualifies as a VIE subsequent to these amendments and we will no longer consolidate the financial position, operating results, and cash flows of Superior as of March 1, 2022. A loss on deconsolidation during the three months ended March 31, 2022 is possible as any difference between the March 1, 2022 estimated fair value of our retained investment in Superior and our net investment in Superior, which totaled $14.8 million as of December 31, 2021, will be recognized as a gain or loss. We will subsequently account for our investment in Superior as an equity method investment under the HLBV method.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 21 – COMMITMENTS AND CONTINGENCIES

Commitments

We have firm transportation commitments to transport our natural gas from various systems for approximately $0.9 million over the next twelve months.

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

Litigation

The company is subject to litigation and claims arising in the ordinary course of business which may include environmental, health and safety matters, commercial disputes, or more routine employment related claims. The company accrues for such items when a liability is both probable and the amount can be reasonably estimated. As new information becomes available or because of legal or administrative rulings in similar matters or a change in applicable law, the company's conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. Although we are insured against various risks, there is no assurance that the nature and amount of that insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

In February 2021, UPC finalized a settlement agreement for $2.1 million related to a well drilled in Beaver County, Oklahoma during 2013. Certain operational issues arose and one of the working interest owners in the well filed a lawsuit claiming that UPC’s actions violated its duties under the joint operating agreement and caused damages to the owners in the well. The case went to trial in January 2019 and the jury issued a verdict in favor of the working interest owner, awarding $2.4 million in damages, including pre- and post-judgment interest. UPC appealed the verdict and finalized the settlement agreement while the case was pending review in the Oklahoma Court of Civil Appeals.

Chapter 11 Cases

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Below is a summary of two lawsuits and the respective treatment and settlement of those cases.

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

Settlement

In August 2020, UPC reached an agreement to settle the above class actions. Under the settlement, UPC agreed to recognize class proof of claims in the amount of $15.75 million for Cockerell Oil Properties, Ltd. vs. Unit Petroleum Company, and $29.25 million in Chieftain Royalty Company vs. Unit Petroleum Company. Under the Plan, these settlements will be treated as allowed general unsecured claims against UPC. This settlement has been approved by the United States Bankruptcy Court for the Southern District of Texas, Houston Division in Case No. 20-32740 under the caption In re Unit Corporation, et al. and, in accordance with the Plan, the settlement amounts have been satisfied by distribution of the plaintiffs’ proportionate share of New Common Stock.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 22 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Our financial instruments that potentially subject us to concentrations of credit risk primarily consist of trade receivables with a variety of oil and natural gas companies. Our credit risk is considered limited due to the many customers comprising our customer base and we do not generally require collateral related to our receivables.

Below is a table of the third-party customers that accounted for over 10% of each of our segments' revenues:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
Oil and Natural Gas:
Coffeyville Resources	11%	*	*
CVR Refining, LP	*	14%	15%
Plains Marketing L.P.	*	*	11%
Drilling:
EOG Resources, Inc.	21%	28%	20%
Citizen Energy III, LLC	20%	16%	*
Diamondback E&P, LLC	15%	*	*
Slawson Exploration Company, Inc.	12%	16%	21%
Earthstone Operating, LLC	11%	*	*
Cimarex Energy Co.	*	12%	*
QEP Resources, Inc.	*	23%	10%
Mid-Stream:
ONEOK, Inc.	37%	28%	31%
Range Resources Corporation	11%	15%	21%
Koch Energy Services	10%	*	*
Centerpoint Energy Service, Inc.	*	*	*
_______________________
*    Revenue accounted for less than 10% of the segment's revenues.

We also had a concentration of cash with one bank of $36.6 million and $21.4 million as of December 31, 2021 and 2020, respectively, as well as a concentration of cash equivalents of $27.0 million in a money market fund comprised of U.S. Government and U.S. Treasury securities as of December 31, 2021.

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at December 31, 2021 and determined there was no material risk at that time. The fair value of the net liabilities we had with Bank of Oklahoma, our only commodity derivative counterparty, was $58.7 million of December 31, 2021.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 23 – INDUSTRY SEGMENT INFORMATION

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following tables provide certain information about the operations and assets for each of our segments:

	Successor
	Year Ended December 31, 2021
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$272,231	$—	$—	$—	$(47,999)	$224,232
Contract drilling	—	76,107	—	—		76,107
Gas gathering and processing	—		341,674	—	(3,297)	338,377
Total revenues	272,231	76,107	341,674	—	(51,296)	638,716
Expenses:
Operating costs:
Oil and natural gas	83,221	—	—	—	(3,297)	79,924
Contract drilling	—	60,973	—	—	—	60,973
Gas gathering and processing	—	—	286,199	—	(51,515)	234,684
Total operating costs	83,221	60,973	286,199	—	(54,812)	375,581
Depreciation, depletion, and amortization	24,612	6,308	32,566	840	—	64,326
Impairment	—	—	10,673	—	—	10,673
Total expenses	107,833	67,281	329,438	840	(54,812)	450,580
General and administrative	—	—	—	21,399	3,516	24,915
(Gain) loss on disposition of assets	171	(10,143)	49	(954)	—	(10,877)
Income (loss) from operations	164,227	18,969	12,187	(21,285)	—	174,098
Loss on derivatives	—	—	—	(97,615)	—	(97,615)
Loss on change in fair value of warrants	—	—	—	(18,937)	—	(18,937)
Reorganization items, net	—	—	—	(4,294)	—	(4,294)
Interest, net	—	—	(924)	(3,342)	—	(4,266)
Other	187	57	(844)	3	—	(597)
Income (loss) before income taxes	$164,414	$19,026	$10,419	$(145,470)	$—	$48,389

Identifiable assets:
Oil and natural gas (2)	$203,796	$—	$—	$—	$(4,917)	$198,879
Contract drilling	—	78,554	—	—	(78)	78,476
Gas gathering and processing	—	—	290,605	—	(269)	290,336
Total identifiable assets (3)	203,796	78,554	290,605	—	(5,264)	567,691
Corporate land and building	—	—	—	—	—	—
Other corporate assets (4)	—	—	—	66,227	(4,441)	61,786
Total assets	$203,796	$78,554	$290,605	$66,227	$(9,705)	$629,477

Capital expenditures:	$17,752	$2,877	$24,316	$340	$—	$45,285
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.
2.Oil and natural gas assets include oil and natural gas properties, saltwater disposal systems, and other non-full cost pool assets.
3.Identifiable assets are those used in Unit’s operations in each industry segment.
4.Other corporate assets are principally cash and cash equivalents, transportation equipment, furniture, and equipment.

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
2.During the Successor Period of 2020, we recorded non-cash ceiling test write-downs on our oil and natural gas properties of $26.1 million pre-tax.
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
2.During the Predecessor Period of 2020, we recorded non-cash ceiling test write-downs on our oil and natural gas properties of $393.7 million, pre-tax ($346.6 million, net of tax). Impairment for contract drilling equipment includes a $410.1 million pre-tax write-down for SCR drilling rigs and other drilling equipment. Impairment for mid-stream assets includes a $10.7 million pre-tax write-down for certain long-lived asset groups.
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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 24 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Notes of the Predecessor company were registered securities until they were cancelled on the Effective Date. As a result, we are required to present the following condensed consolidating financial information for the Predecessor Periods under to Rule 3-10 of the SEC's Regulation S-X, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. Our Exit credit agreement is not a registered security. Therefore, the presentation of condensed consolidating financial information is not required for the Successor Period.

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
NOTE 25 – FRESH START ACCOUNTING

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Although we believe the assumptions and estimates used to develop the Enterprise Value and the Reorganization Value were reasonable and appropriate, different assumptions and estimates would materially impact the analysis and our resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require significant judgment.

Valuation Process

Oil and Natural Gas Properties

Our oil and natural gas properties are accounted for under the full cost accounting method. We determined the fair value of our oil and gas properties at the Effective Date based on the anticipated cash flows associated with our proved reserves and discounted those cash flows using a weighted average cost of capital rate of 13.5%. The discount rate is commonly based on empirical studies of investment rates of return of publicly traded equity securities with investment return and risk characteristics similar to the subject company, which follows a market-based approach. Weighted average commodity prices used in determining the fair value of oil and natural gas properties were $48.98 per barrel of oil, $2.68 per million cubic feet of natural gas and $18.51 per barrel of oil equivalent of natural gas liquids. Base pricing was derived from an average of forward strip prices. Our unproved acreage was determined to have no value due to the capital constraints contained in our debt agreement along with our plans to not drill in our proved reserves cash flows. Our salt water disposal assets were included in the cash flows of the proved reserves forecast, therefore, those values are included in the total value of our proved properties.

Drilling Equipment

The value of our drilling rigs in operation at the Effective Date (approximately $37.0 million) was estimated using an income-based approach using discounted free cash flows over the remaining useful lives of the drilling rigs. Anticipated cash flows associated with operating drilling rigs were discounted using a weighted average cost of capital rate of 13.8% for five years with a terminal value at the conclusion of the forecast period.

The fair value of our non-operating drilling rigs, and other related drilling equipment at the Effective Date (approximately $26.5 million), was valued using a market-based approach with varying ranges of economic obsolescence rates to adjust for the impact of the oil and gas downturn.

Land and Building

Our corporate headquarters building in Tulsa, Oklahoma was completed in May 2016 and resides on approximately 30 acres. To determine its fair value at the Effective Date, we used a market-based approach based on comparable tenant rates in our area.

Gas Gathering and Processing Equipment, Transportation Equipment, and Other Property

Gas gathering and processing equipment, transportation equipment and other equipment at the Effective Date was valued using a market-based approach estimating what a market participant would pay for similar equipment in an orderly transaction. We used varying ranges of economic obsolescence rates depending on the underlying asset group. For pipelines and right-of-ways, we used a value per acre based on the location of the asset and estimated an average value of $129 per rod. We then applied an economic obsolescence rate of approximately 64% to determine the ultimate fair value.

Unit's Investment in Superior

To determine the net equity value of our investment in Superior at the Effective Date, we simulated paths for Superior's total equity value through the expected liquidation date, where we simulated equity value using a Geometric Brownian Motion (GBM). The expected value (i.e., average of all simulations) of each security class was discounted to present value using the concluded risk-free rate to conclude on the respective allocated values.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(2)The table below details the company’s uses of cash, under the terms of the Plan (in thousands):

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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
The significant revisions to the carrying value of our assets and liabilities because of applying fresh start accounting resulted in the company increasing its overall net deferred tax asset position on emergence from bankruptcy. Besides the changes in book value, the company has as of the Effective Date, approximately $726.4 million of net operating losses (NOLs) carried forward to offset taxable income in the future years. Approximately $584.2 million of this NOL will expire commencing in fiscal 2021 through 2037. The NOLs of approximately $142.2 million from years ended after December 31, 2017 have an indefinite carryforward period. The amount of these NOLs which is available to offset future income may be severely limited due to change-in-control tax provisions.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

Reorganization Items. As described in Note 3 – Summary Of Significant Accounting Policies, our consolidated statements of operations for the year ended December 31, 2021, the four months ended December 31, 2020, and the eight months ended August 31, 2020 include "Reorganization items, net," which reflects gains recognized on the settlement of liabilities subject to compromise and costs and other expenses associated with the Chapter 11 proceedings, primarily professional fees, and the costs associated with the DIP Credit Agreement. These post-petition costs for professional fees, and administrative fees charged by the U.S. trustee, have been reported in "Reorganization items, net" in our consolidated statements of operations as described above. Similar costs were incurred during the pre-petition period have been reported in "General and administrative" expenses.

The following table summarizes the components included in "Reorganization items, net" in our consolidated statements of operations for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Gains on settlement of liabilities subject to compromise	$—	$—	$(567,853)
Fresh start accounting adjustments	—	—	401,406
Legal and professional fees and expenses	4,294	2,273	15,745
Acceleration of Predecessor stock compensation expense	—	—	1,431
Exit Facility fees	—	—	3,225
5% Exit Facility equity fee	—	—	9,866
Adjustment to unamortized debt issuance costs associated with the 6.625% senior subordinated notes due 2021	—	—	2,205
Total reorganization items, net	$4,294	$2,273	$(133,975)

SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)

The supplemental data presented herein reflects information for all our oil and natural gas producing activities. Our oil and gas operations are substantially located in the United States.

Capitalized Costs

The capitalized costs as of December 31, 2021 and 2020 were as follows:

	Successor	Successor
	2021	2020
	(In thousands)
Proved properties	$225,014	$238,581
Unproved properties (wells in progress)	422	1,591
	225,436	240,172
Accumulated depreciation, depletion, amortization, and impairment	(64,966)	(40,806)
Net capitalized costs	$160,470	$199,366

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration, and Development Activities

The following table sets forth costs incurred related to our oil and natural gas activities for the periods indicated:

	Successor	Successor	Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Unproved properties acquired	$522	$26	$2,373
Proved properties acquired	—	—	382
Exploration	—	—	—
Development	16,279	3,992	6,440
Asset retirement obligation	478	(1,702)	(29,189)
Total costs incurred	$17,279	$2,316	$(19,994)

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the company is unable to estimate when these costs will be included in the amortization calculation.

The results of operations for producing activities are as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2021	Four Months Ended December 31, 2020	Eight Months Ended August 31, 2020
	(In thousands)
Revenues	$223,681	$55,272	$96,033
Production costs	(62,443)	(20,510)	(46,633)
Depreciation, depletion, amortization, and impairment	(24,261)	(40,840)	(461,901)
	136,977	(6,078)	(412,501)
Income tax (expense) benefit	168	128	6,698
Results of operations for producing activities (excluding corporate overhead and financing costs)	$137,145	$(5,950)	$(405,803)

Estimated quantities of proved developed oil, NGLs, and natural gas reserves and changes in net quantities of proved developed and undeveloped oil, NGLs, and natural gas reserves were as follows:

	Oil (MBbls)	NGL (MBbls)	Gas (Mcf)	Total (MBoe)
2020
Proved developed and undeveloped reserves:
Beginning of year	12,196	23,030	220,187	71,924
Revision of previous estimates (1)	(1,909)	(4,477)	(38,901)	(12,870)
Extensions and discoveries	8	13	110	39
Infill reserves in existing proved fields	97	66	452	238
Purchases of minerals in place	62	20	172	112
Production	(2,186)	(3,444)	(37,567)	(11,891)
Sales	(1)	—	(62)	(11)
Net proved reserves at December 31, 2020	8,267	15,208	144,391	47,541
Proved developed reserves, December 31, 2020	8,267	15,208	144,391	47,541
Proved undeveloped reserves, December 31, 2020	—	—	—	—
2021
Proved developed and undeveloped reserves:
Beginning of year	8,267	15,208	144,391	47,541
Revision of previous estimates (2)	2,651	8,723	103,866	28,685
Extensions and discoveries	218	93	961	471
Infill reserves in existing proved fields	713	293	2,158	1,366
Purchases of minerals in place	—	—	—	—
Production	(1,615)	(2,624)	(29,012)	(9,074)
Sales	(1,215)	(169)	(1,725)	(1,672)
Net proved reserves at December 31, 2021	9,019	21,525	220,640	67,317
Proved developed reserves, December 31, 2021	9,019	21,525	220,640	67,317
Proved undeveloped reserves, December 31, 2021	—	—	—	—
_________________________
1.Revisions of previous estimates decreased primarily due to the removal of proved undeveloped reserves due to uncertainty regarding our ability to finance the development of our proved undeveloped reserves over a five-year period and from lower commodity prices.
2.Revisions of previous estimates increased primarily due to changes in the unescalated 12-month average product prices which increased approximately 68% for oil, 136% for NGLs, and 82% for natural gas compared to the December 31, 2020 pricing.

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

The standardized measure of discounted future net cash flows (SMOG) was calculated using 12-month average prices and year end costs adjusted for permanent differences that relate to existing proved oil, NGLs, and natural gas reserves. Future income tax expenses consider the Tax Act statutory tax rates. SMOG as of December 31, 2021 and 2020 is as follows:

	Successor	Successor
	2021	2020
	(In thousands)
Future cash flows	$1,977,529	$698,685
Future production costs	(835,430)	(416,095)
Future development costs	—	—
Future income tax expenses	(87,117)	(39)
Future net cash flows	1,054,982	282,551
10% annual discount for estimated timing of cash flows	(483,838)	(89,530)
Standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves	$571,144	$193,021

The principal sources of changes in the standardized measure of discounted future net cash flows were as follows:

	2021	2020
	(In thousands)
Sales and transfers of oil and natural gas produced, net of production costs	$(161,238)	$(84,163)
Net changes in prices and production costs	334,291	(165,978)
Revisions in quantity estimates and changes in production timing	320,774	(50,979)
Extensions, discoveries, and improved recovery, less related costs	45,019	2,827
Changes in estimated future development costs	—	—
Previously estimated cost incurred during the period	—	—
Purchases of minerals in place	—	852
Sales of minerals in place	(4,161)	(46)
Accretion of discount	19,306	46,203
Net change in income taxes	(87,078)	282
Changes in timing and other	(88,791)	(17,686)
Net change	378,123	(268,688)
Beginning of year	193,021	461,709
End of year	$571,144	$193,021

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

The December 31, 2021 future cash flows were computed by applying the unescalated 12-month average prices of $66.56 per barrel for oil, $44.22 per barrel for NGLs, and $3.60 per Mcf for natural gas (then adjusted for price differentials) relating to proved reserves and to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) (Disclosure Controls) or our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) of the Exchange Act) will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part on certain assumptions about the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to an error or fraud may occur and not be detected. We monitor our Disclosure Controls and internal control over financial reporting and make modifications as necessary; our intent in this regard is that the Disclosure Controls and internal control over financial reporting will be modified as systems change, and conditions warrant.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A, Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020, we determined that a material weakness related to management review controls over complex accounting matters was present. Key elements of effectively designed management review controls include the establishment of documentation standards for process owners to document the substance of their work related to critical accounting estimates, complex accounting matters, and non-routine transactions. Effectively designed management review controls must also have an established process that allows senior accounting personnel having the appropriate knowledge of the subject matter to have enough time to perform effective reviews. Necessary elements for effectively designed management review controls were either not present or not present for a sufficient period of time in order to conclude our disclosure controls and procedures were effective at December 31, 2020.

Management, with oversight from the Audit Committee, developed a remediation plan to address the material weakness and operated new or enhanced processes, procedures, and controls for a sufficient period of time. Specifically, management redesigned certain management review controls related to complex accounting matters, established documentation standards, reassessed the structure of the accounting organization, provided additional training for employees responsible for performing important management review controls, and supplemented internal resources with external expertise when appropriate. Management also hired new personnel and re-assigned certain existing personnel into key positions, and conducted process improvement sessions with third party experts to enhance and augment business processes and utilization of system capabilities for greater effectiveness, efficiency, and scalability. As of December 31, 2021, management concluded that such measures had effectively addressed and resolved the previously identified material weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in internal control over financial reporting during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information About Our Executive Officers

The table below and accompanying text sets forth certain information as of March 16, 2022, concerning each of our executive officers and certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

Name	Age	Positions Held
Philip B. Smith	70	Director since September 3, 2020, Chairman since September 8, 2020, President and Chief Executive Officer since October 22, 2020
David P. Dunham	42	Senior Vice President and Chief Operating Officer since October 22, 2020, Senior Vice President of Business Development from August 2017 to October 22, 2020, Vice President of Corporate Planning from January 2012 to August 28, 2017, Director of Corporate Planning from November 2007 to January 2012
Andrew E. Harding	44	Vice President, Secretary, and General Counsel since October 27, 2020, Associate General Counsel from March 2005 to October 27, 2020, Staff Attorney from August 2004 to March 2005
Thomas D. Sell	57	Chief Financial Officer and Controller since June 23, 2021; Chief Accounting Officer since December 31, 2020; Interim Chief Financial Officer from October 22, 2020 to June 23, 2021
Christopher K. Menefee	44	President, Unit Drilling Company since November 9, 2020

Mr. Smith was named to the Board of Directors on September 3, 2020 and became Chairman on September 8, 2020. In October 2020, Unit's Board of Directors named him to the positions of President and Chief Executive Officer. Before his appointment to Unit's Board, he was self-employed since 2002. Mr. Smith served on the Board of Directors of Eagle Rock Energy LP from 2007 to 2015. Mr. Smith was Chief Executive Officer and Chairman of Prize Energy Corp., which he co-founded with Natural Gas Partners in 1999, until the Company's merger with Magnum Hunter Resources in 2002. Mr. Smith also served as Chief Executive Officer of Tide West Oil Company until it was sold to HS Resources in 1997. He received a Bachelor of Science in Mechanical Engineering from Oklahoma State University and a Master of Business Administration from the University of Tulsa.

Mr. Dunham joined Unit in November 2007 as Director of Corporate Planning. In January 2012, he was promoted to the position of Vice President of Corporate Planning. In August 2017, he was promoted to Senior Vice President of Business Development. In October 2020, he was promoted to Senior Vice President and Chief Operating Officer. Prior to Unit, he held positions of increasing responsibility at Williams Power, Leggett & Platt, and Williams Energy Marketing & Trading. Mr. Dunham received his Bachelor of Arts degree in Psychology from Northwestern University, his Master of Science in Finance degree from The University of Tulsa and his Master of Business Administration from The Wharton School of the University of Pennsylvania.

Mr. Harding joined Unit in August 2004 as a Staff Attorney. In March 2005, he was promoted to the position of Associate General Counsel. In October 2020, he was promoted to Vice President, General Counsel, and Secretary. Mr. Harding received his Bachelor of Business Administration from Baylor University in 2001, and his Juris Doctorate from the University of Tulsa College of Law in 2004. He is a member of the Oklahoma Bar Association. He is also a member of the Petroleum Alliance of Oklahoma board of directors and is chairman of the legal committee.

Mr. Sell joined Unit in October 2020 as Interim Chief Financial Officer. In December 2020, he also become Chief Accounting Officer ("CAO"), and in June 2021 he became Chief Financial Officer, CAO and Controller. From March 2020 to October 2020, he was the Chief Financial Officer for Montereau, Inc., a retirement community. From 2016 to March 2020, Mr. Sell served as Chief Accounting Officer and Controller for SemGroup Corporation, a gathering, transportation, storage, distribution, marketing and other midstream services company. From 1996 to 2016, Mr. Sell was with Williams Companies, Inc., where he held several different management positions in finance and accounting. Mr. Sell was with Deloitte & Touche from 1987 to 1996. Mr. Sell received his Bachelor of Science in Accounting from Oral Roberts University, where he graduated magna cum laude. He is a certified public accountant.

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

Information About Our Directors

The table below and accompanying text sets forth certain information as of March 16, 2022, concerning each member of our Board of Directors (the "board"). There is currently a vacancy in Group 1.

Name	Age	Director		Committees of the Board	Term Expires	Primary Occupation
		Since	Group
Robert R. Anderson	64	2020	II		2022	Executive, GBK Corporation, Tulsa, Oklahoma
Alan J. Carr	51	2020	II	Compensation (Chair) Strategic Transactions	2022	Chief Executive Officer, Drivetrain, LLC, New York City, New York
Phil Frohlich	67	2020	II	Audit	2022	Managing Partner, Prescott Capital Management, Tulsa, Oklahoma
Steven B. Hildebrand	67	2008	I	Audit (Chair) Strategic Transactions	2023	Investments, Tulsa, Oklahoma
Philip B. Smith	70	2020	II		2022	President, Chief Executive Officer and Chairman of the Board, Unit Corporation, Tulsa, Oklahoma
Andrei Verona	43	2020	I	Strategic Transactions (Chair) Audit, Compensation	2023	Spectrum Fund Portfolio Manager at Saye Capital Management, headquartered in Redondo Beach, California

Mr. Anderson is and has been since 2010 an executive with GBK Corporation, a holding company with numerous energy industry subsidiaries and affiliates, including Kaiser Francis Oil Company, which has extensive domestic upstream oil & gas interests, and Cactus Drilling Company, which is a major domestic contract drilling company, serving on numerous private boards including Summit ESP which was acquired by Halliburton in 2017. Between 2002 and 2010 Mr. Anderson engaged primarily in personal investing with a focus on oil & gas supply/demand fundamentals while simultaneously serving on the University of Kansas Chemical & Petroleum Engineering Board of Advisors. In 1998, he was co-founder and CEO of privately held Sapient Energy Corp which was subsequently sold to Chesapeake Energy in 2002. During his time with Sapient, Mr. Anderson was also actively involved on the IPAA's Capital Markets Committee. Prior to establishing Sapient Energy, Mr. Anderson worked for Kaiser-Francis Oil Company in various roles of increasing responsibilities from 1984 through 1997. After graduating from the University of Kansas in 1980 with a B.S. degree in Chemical Engineering, he worked for Amoco Production Company until 1984. Attributes, experience, and qualifications for board and committee service: energy industry experience, executive expertise, entrepreneurial expertise; capital markets expertise.

Mr. Carr is and has been since September 2013 the Managing Member and Chief Executive Officer of Drivetrain, LLC, an independent fiduciary services firm. He has been a distressed investing and turnaround professional, with 25 years of experience in principal investing, advisory mandates, and board of directors' service, including complex financial restructurings and reorganizations in the U.S. and Europe. From 2003 to 2013, Mr. Carr was Managing Director at Strategic Value Partners, a global investment firm focused on distressed debt and private equity opportunities. Carr started his career at Skadden, Arps, Slate, Meagher & Flom LLC and Ravin, Sarasohn, Baumgarten, Fisch & Rosen in corporate restructuring advisory. He received a B.A. in Economics and Sociology from Brandeis University in 1992, and earned a J.D. from Tulane Law School in 1995. Mr. Carr currently serves as a director for the following public companies: Sears Holdings Corporation (since 2018) and Basic Energy Services (since 2021). Public companies for which Mr. Carr no longer serves as director but on which he served as a director in the last five years include: Atlas Iron Limited; TEAC Corporation; Tidewater Inc.; Midstates Petroleum Company, Inc.; Verso Corporation; McDermott International, Inc.; and J.C. Penney Corporation, Inc., a subsidiary of J. C. Penney Co. Attributes, experience, and qualifications for board and committee service: executive leadership experience; complex financial restructuring and reorganization expertise; financial analysis expertise; board of director service experience; and legal expertise.

Mr. Frohlich founded Prescott Capital Management in 1992 and has been serving as Managing Partner since. The Oklahoma-based hedge fund focuses on small and mid-cap stocks. Mr. Frohlich was formerly president of Tulsa-based Siegfried Companies Inc. and a tax principal with what is now the international accounting firm Ernst & Young. He received a B.B.A. in Economics from the University of Oklahoma in 1976, an M.B.A. at the University of Texas at Austin in 1980, and a J.D. from the University of Tulsa in 1993. Attributes, experience, and qualifications for board and committee service: executive and entrepreneurial experience; accounting, investment, business and legal expertise.

Mr. Hildebrand has been engaged in personal investments since March 2008. He retired in 2008 from Dollar Thrifty Automotive Group, Inc. (NYSE: DTG), a car rental business, where he had served as Executive Vice President and Chief Financial Officer since 1997. Prior to that, Mr. Hildebrand served as Executive Vice President and Chief Financial Officer of Thrifty Rent-A-Car System, Inc., a subsidiary of Dollar Thrifty. Mr. Hildebrand joined Thrifty Rent-A-Car System, Inc. in 1987 as Vice President and Treasurer and became Chief Financial Officer in 1989. Mr. Hildebrand was with Franklin Supply Company, an oilfield supply business, from 1980 to 1987 where he held several positions including Controller and Vice President of Finance. From 1976 to 1980, Mr. Hildebrand was with the accounting firm Coopers & Lybrand, most recently as Audit Supervisor. Mr. Hildebrand earned a B.S.B.A. degree in accounting from Oklahoma State University, and he is a certified public accountant. Attributes, experience, and qualifications for board and committee service: experience and expertise in accounting and finance, including many years of experience as a CPA; qualifications as an audit committee financial expert; executive leadership experience at a public company, including experience with strategic planning, SEC reporting, Sarbanes - Oxley compliance, investor relations, enterprise risk management, executive compensation, corporate compliance, internal audit, bank facilities, private placement debt transactions and working with ratings agencies.

Mr. Smith's biographical information is listed in the section above setting forth information about our officers. Attributes, experience, and qualifications for board and committee service: executive leadership experience and industry familiarity; entrepreneurial and business experience; engineering background.

Mr. Verona is and since 2013 has been a Portfolio Manager at Saye Capital Management, an opportunistic credit hedge fund headquartered in Redondo Beach, California. He manages the corporate portion of the portfolio, which invests primarily in high yield and distressed bonds with a focus on restructurings and other event-driven opportunities. From 2009 to 2013, Mr. Verona was with Gleacher & Company's Investment Banking Group, serving most recently as Vice President. At Gleacher he focused on middle market corporates, advising clients on in-court and out-of-court restructurings, financings, and M&A transactions. Prior to Gleacher, he was a Senior Associate in GSC Partners' Corporate Credit Group. Mr. Verona started his career in the convertible bond and structured credit groups at Pacific Investment Management Company (PIMCO). He graduated cum laude from the University of California Los Angeles with a degree in Economics. Mr. Verona is a director for lracore International, a private company, where he is the Audit Chair. From November 2020 to October 2021, he served as a director for the public company Lonestar Resources US Inc., where he was the Audit Chair and a member of the Compensation Committee. Attributes, experience, and qualifications for board and committee service: complex investment and securitization experience; financial analysis expertise; M&A expertise; restructuring experience; and director experience.

Disclosure of Officer or Director Involvement in Bankruptcy-related Matters

Director Steven B. Hildebrand and Executive Officer David P. Dunham were Director and Executive Officer, respectively, at the time of the filing of our Chapter 11 Cases.

Director Phil Frohlich has also been an officer or director of a company filing bankruptcy in the last ten years.

Director Alan J. Carr is a restructuring professional and during the last ten years has been on the board of numerous companies during or after their filing for bankruptcy.

Corporate Governance and Board Matters

General Governance Matters

Our Code of Business Conduct and Ethics is available at https://unitcorp.com/investor-relations/#governance and a copy may also be obtained, without charge, on request, from our corporate secretary. We have posted and will continue to post any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed by the rules of the SEC on our website.

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

We have three committees of the board: the audit committee, the compensation committee, and the strategic transactions committee. Charters for each committee are available on the governance page of our website, linked above.

Audit Committee Financial Experts

The board has designated Messrs. Hildebrand, Frohlich, and Verona as Audit Committee Financial Experts as defined by SEC rules.

Material Changes to Procedures for Nominating Directors

There have been no material changes to our director nominating procedures since they were last published.

Item 11. Executive Compensation

Directors' 2021 Compensation

Our board of directors' 2020 compensation was determined by a group of our bondholders during our bankruptcy and the fees remained unchanged for 2021. That group looked at director compensation for companies of a size similar to our reduced post-bankruptcy size to determine recommended director compensation.

Directors' 2021 Cash Compensation

The various components of 2021 cash compensation paid to our directors, including employee directors, are as follows:

Annual retainer	$65,000
Annual retainer for each committee a board member serves on	$10,000
Additional compensation for service as board chair	$15,000
Reimbursement for expenses incurred attending stockholder, board, and committee meetings	Yes
Range of total cash compensation (excluding reimbursements) earned by current directors during 2021	$65,000 to $85,274

Directors' 2021 Equity Awards

Under the Unit Corporation Long Term Incentive Plan ("LTIP"), we may make annual equity awards to our directors. For information regarding equity awards granted to our non-employee directors during 2021, see the Director Compensation Table. For information regarding equity awards granted to our employee director Mr. Smith during 2021, see the Summary Compensation Table.

Director Compensation Table

The following table shows the total compensation received in 2021 by each of our non-employee directors.

Director Compensation for 2021
Name (1)	Fees Earned or Paid in Cash (2) ($)	Stock Awards (3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert R. Anderson	65,000	234,367	—	—	—	—	299,367
Alan J. Carr	75,274	234,367	—	—	—	—	309,641
Phil Frohlich	75,000	234,367	—	—	—	—	309,367
Steven B. Hildebrand	75,274	234,367	—	—	—	—	309,641
Andrei Verona	85,274	234,367	—	—	—	—	319,641
1.Excludes Director Philip B. Smith, who is also a Named Executive Officer whose compensation, including director compensation, is set forth in the Summary Compensation Table.
2.Represents cash compensation earned in 2021 for service on the board or a committee of the board.
3.The amounts included in the "Stock Awards" column represent the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718 "Stock Compensation," which excludes the effect of estimated forfeitures. The amount is based on the closing sales price of our common stock on the grant date. Represents 18,168 restricted stock units granted to each non-employee director under the LTIP on April 27, 2021, having a grant date fair value of $12.90 per share. These 18,168 restricted stock units represent the total outstanding equity awards at fiscal year-end 2021 for each non-employee director, and they will vest in four equal installments on May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024. The outstanding equity awards at fiscal 2021 year-end for our employee director Mr. Smith are set forth in the Outstanding Equity Awards at Fiscal Year-End Table.

Executive Compensation

Overview

The 2021 salaries for Messrs. Dunham and Menefee were determined by our CEO in October 2020 based on what was deemed to be current market levels at the time. Mr. Smith, originally working for no salary, was granted a nominal salary of $12,000 per year beginning in June 2021, which salary was determined in order to allow him to participate in our health insurance plan. Restricted stock unit awards ("RSUs") and stock option awards were granted to the named executive officers ("NEOs") under the LTIP in October 2021, and annual bonuses were determined in December 2021.

Summary Compensation Table for 2021

The following table sets forth information regarding the compensation paid, distributed, or earned by or for our NEOs for the stated fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Philip B. Smith, CEO and President	2021	6,500	600	1,374,659	669,089	80,000	2,130,848
	2020	—	—	—	—	26,667	26,667
David P. Dunham, Senior Vice President and COO	2021	350,000	17,500	615,502	361,163	33,698	1,377,863
	2020	318,458	85,270	—	—	34,892	438,620
Christopher K. Menefee, President, Unit Drilling Company	2021	300,000	100,000	571,540	335,365	24,628	1,331,533
	2020	43,750	—	—	—	—	43,750
1.Compensation deferred is listed in the year earned. Mr. Smith began receiving a nominal salary of $1,000 per month effective June 16, 2021, which salary was granted to permit him to participate in our health insurance plan.
2.The amounts included in the "Stock Awards" column represent the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718 "Stock Compensation," which excludes the effect of estimated forfeitures. The amount is based on the closing sales price of our common stock on the grant date. Mr. Smith was granted 18,168 restricted stock units on April 27, 2021, with a grant date fair value of $12.90 per share. Both Mr. Smith and the other two NEOs were granted restricted stock units on October 21, 2021, with a grant date fair value of $34.00 per share. The amount shown does not represent amounts paid to the NEOs.
3.The amounts included in the "Option Awards" column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 "Stock Compensation" but does not include any impact of estimated forfeitures. For a discussion of the valuation assumptions used in calculating these values, see Note 16 to our Consolidated Financial Statements included in this annual report on Form 10-K. The amount shown does not represent amounts paid to the NEOs.
4.Components of the items in this column for 2021 are detailed in the table below:

Name	Director Compensation (a) ($)	Executive Disability Insurance Premium ($)	401(k) Match (b) ($)	Personal Car Allowance ($)	Club Membership ($)	Total "All Other Compensation" ($)
Philip B. Smith	80,000	—	—	—	—	80,000
David P. Dunham	—	5,246	11,600	6,000	10,852	33,698
Christopher K. Menefee	—	1,801	11,600	—	11,227	24,628
a. Reflects fees earned or paid in cash for service as a member of our board of directors and its chair.
b. Match was made in cash.

Outstanding Equity Awards at End of 2021

The following table sets forth information about our NEOs' outstanding equity awards at the end of 2021:

Outstanding Equity Awards at Fiscal Year-End
	Options Awards				Stock Awards
Name	Number of securities underlying unexercised options - exercisable (#)	Number of securities underlying unexercised options - unexercisable (1) (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (2) (#)	Market value of shares or units of stock that have not vested (3) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Philip B. Smith	—	58,692	45.00	10/21/2026	51,706	1,670,104
David P. Dunham	—	31,681	45.00	10/21/2026	18,103	584,727
Christopher K. Menefee	—	29,418	45.00	10/21/2026	16,810	542,963
1.Each option grant has a five-year term. Option awards were granted on October 21, 2021, and become exercisable in three equal installments on October 1st of each of 2022, 2023, and 2024. The option exercise price is $45.00 per share.
2.The vesting schedule for the restricted stock units that have not vested are as follows for each NEO: For Messrs. Dunham and Menefee, and for 33,538 shares held by Mr. Smith, the awards vest in three equal installments on November 21, 2022, October 1, 2023, and October 1, 2024; Mr. Smith has an additional award of 18,168 shares that vests in four equal installments on May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024.
3.Market value is determined based on the market value of our common stock of $32.30, the quoted closing price of our common stock on the OTC Pink on December 31, 2021, the last trading day of the year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

This table shows the number of shares of our common stock beneficially owned by each current director, each NEO, and all current directors and executive officers as a group as of March 16, 2022, with all shares directly owned unless otherwise noted:

Stock Owned by Our Directors and Executive Officers
Name of Beneficial Owner	Common Stock (a)	Options Exercisable and RSUs Vesting within 60 days (b)	Total (c)
Robert R. Anderson	524	523 (1)	1,047
Alan J. Carr	—	—	—
Phil Frohlich (2)	—	—	—
Steven B. Hildebrand	—	—	—
Philip B. Smith	—	—	—
Andrei Verona	—	—	—
David P. Dunham	—	—	—
Christopher K. Menefee	—	—	—
All directors and executive officers as a group (10 people) (3)	524	523	1,047
1.Represents restricted stock units that will vest under the terms of Mr. Anderson's January 2022 Consulting Contract with the company, as follows: 261 shares on April 7, 2022, and 262 shares on May 7, 2022.
2.Mr. Frohlich manages Prescott Group Capital Management, which owns 3,517,707 shares, or approximately 35% of our issued and outstanding shares of common stock as of March 16, 2022, as set forth in the table below and not included in Mr. Frohlich's share count in this table.
3.No officer or director individually owns more than 1% of our issued and outstanding shares of common stock, nor do our officers and directors as a group. Ownership percentages are based on the number of our issued and outstanding shares of common stock on March 16, 2022.

Stockholders Owning More Than 5% of Our Common Stock

This table sets forth information about the beneficial ownership of our common stock by the only stockholders we know of who own over five percent of our common stock. Holders of more than five percent of our common stock have not been required to file ownership reports with the SEC.

Stockholders Who Own More Than 5% of Our Common Stock
Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Prescott Group Capital Management, LLC 1924 S. Utica Avenue, Suite 1120 Tulsa, Oklahoma 74104	3,517,707	35.10%
RBC Global Asset Management Inc. RBC Centre 155 Wellington Street West, Suite 2300 Toronto, Ontario, Canada M5V 3K7	923,224	9.21%
NYL Investors LLC 51 Madison Avenue New York, New York 10010	623,361	6.22%
1.Beneficial ownership for Prescott Group Capital Management, LLC and RBC Global Asset Management Inc. is as confirmed by the stockholders in March 2022. Information for NYL Investors LLC is based on Schedule 13G filed with the SEC on January 10, 2022. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
2.Based on the number of issued and outstanding shares of our common stock as of March 16, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2021

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	676,947	45.00	226,279
Total	676,947	45.00	226,279
1.Includes 315,529 shares of RSUs, all of which were not approved by security holders. Our Long Term Incentive Plan was approved by the requisite creditors as part of our plan of reorganization, which was confirmed by order of the U.S. Bankruptcy Court on August 6, 2020. The material terms of our LTIP are described below.
2.Excludes the shares issuable upon the vesting of RSUs included in column (a), for which there is no weighted-average exercise price.
3.Represents shares available for issuance under our Long Term Incentive Plan.

Material Terms of Long Term Incentive Plan

Overview. Our LTIP was adopted in connection with our reorganization and became effective as of September 3, 2020. The following is a summary of the material terms of the LTIP. This summary is not complete. For more information concerning the LTIP, we refer you to the full text of the plan, which was filed as an exhibit to our Current Report on Form 8-K filed September 10, 2020.

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

•redemption or assumption in whole or in part of awards, for fair value or no value, depending on the award type and the price of the company's stock at the time of the change of control;

•cancellation of awards remaining subject to restriction, with no payment for the award;

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

Amendment and Termination. The compensation committee may amend or terminate the LTIP or any award agreement at any time without the consent of the company's stockholders or LTIP participants, except that any amendment or alteration, including any increase in any share limitation, will be subject to stockholder approval if required by any federal or state law or regulation. The committee may otherwise in its discretion determine to submit changes to the plan for stockholder approval. Without the consent of an affected participant under a previously granted and outstanding award, the committee may not act to materially diminish the participants' rights under the LTIP or any award, provided that any adjustment in connection with any subdivision, consolidation, recapitalization, change of control or other reorganization is deemed not to materially and adversely affect the rights of any participant. No awards will be granted under the LTIP after September 3, 2030.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions Between the Company and Its Officers, Directors, and Their Associates

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company and Cactus Drilling Company. The company in the ordinary course of business, made payments for working interests, joint interest billings, drilling services, and product purchases to, and received payments for working interests, joint interest billings, and contract drilling services from, Kaiser Francis Oil Company and Cactus Drilling Company. Payments made to Kaiser Francis Oil Company totaled $5.7 million and $2.3 million during 2021 and 2020, respectively, while payments received totaled $6.2 million and $1.9 million during 2021 and 2020, respectively. Payments made to Cactus Drilling Company totaled $0.8 million during 2021. Additionally, on January 7, 2022 (the "grant date"), Mr. Anderson entered into a consulting contract with the company. Under the terms of the consulting contract, Mr. Anderson agreed to provide advisory consulting services related to the company's sale of up to all of the assets of its exploration and production segment in exchange for awards of 7,850 restricted stock units and 13,416 stock options having a total estimated grant date fair value of $0.3 million. The restricted stock units vest in equal monthly installments beginning one month from the grant date, and will be fully vested within thirty months of the grant date. The stock options become 100% exercisable at $45.00 per share one year from the grant date, and they expire on the date that is thirty months after the grant date. The consulting contract has a six-month term, renewing in one-month terms thereafter until formally terminated.

One former director, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in several states. The company in the ordinary course of business, paid royalties, or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, sometimes, as lessee, regarding certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled $0.4 million and $0.2 million during 2021 and 2020, respectively.

Director Independence Determination

Our common stock is not listed on any national exchange or quoted on any inter-dealer quotation service that imposes independence requirements on our board of directors or any committee thereof. Under the corporate governance standards of the New York Stock Exchange ("NYSE"), generally a director does not qualify as independent if the director (or in some cases, members of the director's immediate family) has, or in the past three years has had, certain relationships or affiliations with us, our external or internal auditors or other companies that do business with us.

The board has determined that all of our directors, except Messrs. Smith, Frohlich, and Anderson are independent under the NYSE standards. The board determined that none of the independent directors has any material relationship with us that could impair such individual's independence. Mr. Smith is not considered to be an independent director because of his employment as one of our executive officers. Mr. Frohlich is not considered to be independent because he is considered to be an affiliate based on his management of Prescott Group Capital Management LLC, which controls approximately 35% of our issued and outstanding common stock as of March 16, 2022. Mr. Anderson is not considered to be independent because he has a consulting contract with us.

Each member of each of our Audit and Compensation Committees also qualifies as independent under NYSE standards, other than Mr. Frohlich, who serves on our Audit Committee.

Item 14. Principal Accountant Fees and Services

Fees Incurred for Grant Thornton LLP

Grant Thornton LLP was our independent registered accounting firm for fiscal years 2021 and 2020. This table shows the fees for professional audit services provided for the audit of our annual financial statements paid to Grant Thornton LLP for the stated years.

Type of Service	2021	2020
Audit Fees (1)	$909,153	$1,259,347
Audit-Related Fees	—	—
Tax Fees (2)	$21,865	$10,868
All Other Fees	—	—
Total	$931,018	$1,270,215
1.Audit fees include professional services for the audits of our consolidated financial statements and the Superior Pipeline Company, L.L.C. financial statements, review of our quarterly condensed consolidated financial statements, audit services provided for the issuance of consents, and assistance with review of documents filed with the SEC.
2.For tax compliance fees.

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

(3) Tax services include all services, except those services specifically related to the audit of the financial statements performed by the independent registered public accounting firm's tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.
(4) Other Fees are those associated with services not captured in the other categories.

The audit committee pre-approves the independent registered public accounting firm's services within each category. The fees are budgeted and the audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. Circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances (subject to certain de minimus exceptions), the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

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

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020
Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020
Consolidated Statements of Cash Flows for the year ended December 31, 2021, four months ended December 31, 2020, and eight months ended August 31, 2020
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Included in Part IV of this report for the years ended December 31, 2021 and 2020:

Schedule II—Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits:

The exhibit numbers in the following list correspond to the numbers assigned such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

2.1	Debtors' Amended Joint Chapter 11 Plan of Reorganization [Docket No. 320] (filed as Exhibit 2.1 to Unit's Form 8-K, dated August 12, 2020, which is incorporated by reference herein).

3.1
Amended and Restated Certificate of Incorporation of Unit Corporation, dated as of September 3, 2020 (filed as Exhibit 3.1 to Unit's Form 10-Q, dated August 16, 2021, which is incorporated by reference herein).

3.2	Amended and Restated Bylaws of Unit Corporation, dated as of September 3, 2020 (filed as Exhibit 3.2 to Unit's Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.1†	Unit Corporation Long Term Incentive Plan (filed as Exhibit 10.1 to Unit’s Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.2†	Form of Stock Option Grant Notice and Award Agreement (filed as Exhibit 10.3 to Unit’s Form 10-Q, dated November 12, 2021, which is incorporated by reference herein).

10.3†	Form of Restricted Stock Unit (RSU) Grant Notice and Award Agreement (filed as Exhibit 10.2 to Unit’s Form 10-Q, dated May 12, 2021, which is incorporated by reference herein).

10.4†	Form of Consulting Agreement with Robert Anderson (filed herewith).

10.5
Form of Indemnification Agreement between Unit Corporation and its executive officers and directors (filed as Exhibit 10.27 to Unit’s Form 10-K, dated March 31, 2021, which is incorporated by reference herein).

10.6	Form of Director Engagement Letter (filed as Exhibit 10.28 to Unit’s Form 10-K, dated March 31, 2021, which is incorporated by reference herein).

10.7†	Employment Agreement, dated October 26, 2020, between Unit Corporation and Thomas Sell (filed as Exhibit 10.1 to Unit’s Form 8-K, dated December 11, 2020, which is incorporated by reference herein).

10.8†	Amended and Restated Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (filed herewith).

10.9†	Amendment No. 1 to Amended and Restated Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (filed herewith).

10.10	Amended and Restated Management Services and Operating Agreement between SPC Midstream Operating, L.L.C. and Superior Pipeline Company, L.L.C. (filed herewith).

10.11
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

10.12	First Amendment to Amended and Restated Credit Agreement dated April 6, 2021 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated May 12, 2021, which is incorporated by reference herein).

10.13	Second Amendment to Amended and Restated Credit Agreement effective July 26, 2021 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated August 16, 2021, which is incorporated by reference herein).

10.14	Third Amendment to Amended and Restated Credit Agreement effective October 20, 2021 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated November 12, 2021, which is incorporated by reference herein).

10.15
Credit Agreement dated May 10, 2018, by and among Superior Pipeline Company, L.L.C. and BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as Exhibit 10.1 to Unit’s Form 8-K dated May 16, 2018, which is incorporated by reference herein).

10.16
First Amendment to Credit Agreement, dated June 27, 2018, by and among Superior Pipeline Company, L.L.C. and the subsidiaries named therein (as borrowers), BOKF, NA dba Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as Exhibit 10.1(b) to Unit’s Form 10-Q, dated August 9, 2018, which is incorporated by reference herein).

10.17
Warrant Agreement, dated as of September 3, 2020, by and between Unit Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 10.2 to Unit’s Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.18
Registration Rights Agreement, dated as of September 9, 2020, by and between the Company and the holders party thereto (filed as Exhibit 10.3 to Unit’s Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.19
Second Amended and Restated Limited Liability Company Agreement of Superior Pipeline Company, L.L.C., dated as of July 1, 2019 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated October 21, 2020, which is incorporated by reference herein).

10.20
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Superior Pipeline Company, L.L.C., dated as of July 1, 2019 (filed as Exhibit 10.2 to Unit’s Form 10-Q, dated October 21, 2020, which is incorporated by reference herein).

10.21	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Superior Pipeline Company, L.L.C., dated as of March 1, 2022 (filed herewith).

10.22
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

Item 16. Form 10-K Summary

Not applicable.

Schedule II
UNIT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Credit Losses:

Description	Balance at Beginning of Period	Additions Charged to Costs & Expenses	Deductions & Net Write-Offs	Balance at End of Period
	(In thousands)
Year ended December 31, 2021	$3,783	$1,640	$(2,912)	$2,511
Year ended December 31, 2020	$2,332	$3,155	$(1,704)	$3,783

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIT CORPORATION

DATE:	March 31, 2022	By:	/s/ PHILIP B. SMITH
PHILIP B. SMITH
President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2022.

Name	Title

/s/ PHILIP B. SMITH	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Philip B. Smith

/s/ THOMAS D. SELL	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)
Thomas D. Sell

/s/ ROBERT ANDERSON	Director
Robert Anderson

/s/ ALAN J. CARR	Director
Alan J. Carr

/s/ PHIL FROHLICH	Director
Phil Frohlich

/s/ STEVEN B. HILDEBRAND	Director
Steven B. Hildebrand

/s/ ANDREI VERONA	Director
Andrei Verona