Form 10-Q
period 2022-03-31
UNIT CORP
filed 2022-05-12
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒
Smaller reporting company ☒                Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒
As of May 12, 2022, 10,051,084 shares of the registrant's common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,259	$64,140
Accounts receivable, net of allowance for credit losses of $2,482 and $2,511 as of March 31, 2022 and December 31, 2021, respectively	58,583	87,248
Prepaid expenses and other	3,024	5,542
Total current assets	149,866	156,930
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	220,754	225,014
Unproved properties not being amortized	5,317	422
Drilling equipment	66,983	66,058
Gas gathering and processing equipment	—	274,748
Transportation equipment	1,826	4,550
Other	8,631	8,631
	303,511	579,423
Less accumulated depreciation, depletion, amortization, and impairment	80,694	128,880
Net property and equipment	222,817	450,543
Equity method investment (Note 15)	1,658	—
Right of use asset (Note 14)	8,151	12,445
Other assets	7,093	9,559
Total assets (1)	$389,585	$629,477
1.Unit Corporation no longer consolidates the balance sheet of Superior Pipeline Company, L.L.C. (Superior) as of March 31, 2022 as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment. Unit Corporation's consolidated total assets as of December 31, 2021 include current and long-term assets of Superior of $61.1 million and $229.5 million, respectively, which can only be used to settle obligations of Superior. Unit Corporation's consolidated cash and cash equivalents of $64.1 million as of December 31, 2021 includes $17.2 million held by Superior.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	March 31, 2022	December 31, 2021
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,330	$58,625
Accrued liabilities (Note 8)	19,169	22,450
Current operating lease liability (Note 14)	1,949	3,791
Current derivative liabilities (Note 12)	78,868	40,876
Warrant liability (Note 12)	56,434	19,822
Current portion of other long-term liabilities (Note 9)	4,537	5,574
Total current liabilities	187,287	151,138
Long-term debt (Note 9)	—	19,200
Non-current derivative liabilities (Note 12)	22,699	17,855
Operating lease liability (Note 14)	6,244	8,677
Other long-term liabilities (Note 9)	31,797	32,939
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,000,524 shares issued and 10,050,561 outstanding at March 31, 2022, and 12,000,000 shares issued and 10,050,037 and outstanding at December 31, 2021	120	120
Treasury stock (Note 5)	(51,965)	(51,965)
Capital in excess of par value	199,209	198,171
Retained earnings (deficit)	(5,806)	41,071
Total shareholders’ equity attributable to Unit Corporation	141,558	187,397
Non-controlling interests in consolidated subsidiaries	—	212,271
Total shareholders' equity	141,558	399,668
Total liabilities and shareholders’ equity (1)	$389,585	$629,477
1.Unit Corporation no longer consolidates the balance sheet of Superior as of March 31, 2022 as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment. Unit Corporation's consolidated total liabilities as of December 31, 2021 include current and long-term liabilities of Superior of $42.3 million and $21.2 million, respectively. All of Unit Corporation's consolidated long-term debt of $19.2 million as of December 31, 2021 was held by Superior.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues:
Oil and natural gas	$76,810	$55,024
Contract drilling	28,882	15,674
Gas gathering and processing	82,673	50,199
Total revenues	188,365	120,897
Expenses:
Operating costs:
Oil and natural gas	23,475	19,149
Contract drilling	26,237	11,871
Gas gathering and processing	62,388	40,543
Total operating costs	112,100	71,563
Depreciation, depletion, and amortization	11,270	17,511
General and administrative	6,526	6,289
Gain on disposition of assets (Note 4)	(2,175)	(472)
Total operating expenses	127,721	94,891
Income from operations	60,644	26,006
Other income (expense):
Interest, net	(274)	(2,706)
Loss on derivatives (Note 12)	(64,076)	(22,831)
Loss on change in fair value of warrants (Note 12)	(36,612)	—
Loss on deconsolidation of Superior (Note 15)	(13,141)	—
Reorganization items, net	(3)	(1,136)
Other, net	757	76
Total other income (expense)	(113,349)	(26,597)
Loss before income taxes	(52,705)	(591)
Income tax expense (benefit):
Current	—	—
Deferred	—	—
Total income taxes	—	—
Net loss	(52,705)	(591)
Net income (loss) attributable to non-controlling interest (Note 15)	(5,828)	1,346
Net loss attributable to Unit Corporation	$(46,877)	$(1,937)
Net income (loss) attributable to Unit Corporation per common share (Note 7):
Basic	$(4.66)	$(0.16)
Diluted	$(4.66)	$(0.16)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2021	$120	$(51,965)	$198,171	$41,071	$212,271	$399,668
Net loss	—	—	—	(46,877)	(5,828)	(52,705)
Distributions to non-controlling interests	—	—	—	—	(9,479)	(9,479)
Deconsolidation of Superior	—	—	—	—	(196,964)	(196,964)
Activity in stock-based compensation plans	—	—	1,038	—	—	1,038
Balances as of March 31, 2022	$120	$(51,965)	$199,209	$(5,806)	$—	$141,558

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2020	$120	$—	$197,242	$(18,140)	$246,371	$425,593
Net income (loss)	—	—	—	(1,937)	1,346	(591)
Activity in stock-based compensation plans	—	—	74	—	16	90
Balances as of March 31, 2021	$120	$—	$197,316	$(20,077)	$247,733	$425,092

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(52,705)	$(591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,270	17,511
Loss on derivatives (Note 12)	64,076	22,831
Cash payments on derivatives settled (Note 12)	(21,239)	(3,304)
Loss on change in fair value of warrants (Note 12)	36,612	—
Loss on deconsolidation of Superior (Note 15)	13,141	—
Gain on disposition of assets (Note 4)	(2,175)	(472)
Stock-based compensation plans (Note 6)	1,038	90
Change in credit loss reserve	(29)	482
ARO liability accretion (Note 10)	493	461
Contract assets and liabilities, net (Note 3)	199	812
Capitalized contract fulfillment costs, net	30	—
Noncash reorganization items	(77)	760
Other, net	(431)	(79)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(12,532)	(2,498)
Prepaid expenses and other	1,466	1,586
Accounts payable	4,107	(4,043)
Accrued liabilities	2,575	(4,287)
Income taxes	—	1,116
Contract advances	(9)	(71)
Net cash provided by operating activities	45,810	30,304
INVESTING ACTIVITIES:
Capital expenditures	(8,784)	(2,034)
Deconsolidation of Superior cash and cash equivalents (Note 15)	(10,119)	—
Proceeds from disposition of property and equipment (Note 4)	6,691	4,462
Net cash provided by (used in) investing activities	(12,212)	2,428
FINANCING ACTIVITIES:
Borrowings under line of credit (Note 9)	—	2,700
Payments under line of credit (Note 9)	—	(22,700)
Net payments on finance leases (Note 14)	—	(1,067)
Distributions to non-controlling interests (Note 15)	(9,479)	—
Bank overdrafts	—	809
Net cash used in financing activities	(9,479)	(20,258)
Net increase in cash and cash equivalents	24,119	12,474
Cash and cash equivalents, beginning of period	64,140	12,714
Cash and cash equivalents, end of period	$88,259	$25,188

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest paid	$285	$2,438
Income taxes	—	(1,116)
Reorganization items	80	377
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	(161)	(1,920)
Non-cash (additions) reductions to oil and natural gas properties related to asset retirement obligations	1,260	(26)
Non-cash trade of property and equipment	10	—

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

Oil and Natural Gas. Carried out by our subsidiary, Unit Petroleum Company (UPC), we develop, acquire, and produce oil and natural gas properties for our own account. Our producing oil and natural gas properties, unproved properties, and related assets are primarily located in Oklahoma and Texas, and to a lesser extent, in Arkansas, Kansas, Louisiana, Montana, North Dakota, Utah, and Wyoming.

Contract Drilling. Carried out by our subsidiary, Unit Drilling Company (UDC), we drill onshore oil and natural gas wells for a wide range of other oil and natural gas companies as well as for our own account. Our drilling operations are primarily located in Oklahoma, Texas, New Mexico, Wyoming, and North Dakota.

Mid-Stream. Carried out by Superior of which we own 50%, buys, sells, gathers, transports, processes, and treats natural gas for UPC and for third parties. Mid-Stream operations are primarily located in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022.

In the opinion of management, the unaudited condensed consolidated financial statements are fairly stated and contain all normal recurring adjustments (including the elimination of all intercompany transactions). Our financial statements are prepared in conformity with GAAP, which requires us to make certain estimates and assumptions that may affect the amounts reported in our unaudited condensed consolidated financial statements and notes. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. The company evaluates subsequent events through the date the financial statements are issued.

The consolidated financial statements include the accounts of Unit Corporation and its subsidiaries. We consolidated the financial position, operating results, and cash flows of Superior prior to March 1, 2022, on which date the Master Services and Operating Agreement (MSA) was amended and restated, with the result that we no longer consolidate Superior's financial position, operating results, and cash flows during periods subsequent to March 1, 2022. Accordingly, the unaudited condensed consolidated financial statements and notes reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022. See Note 15 – Superior Investment for more information on the Superior investment and consolidation conclusions. All intercompany transactions and accounts between consolidated entities have been eliminated, including activity between Unit and Superior during the two months prior to March 1, 2022. Intercompany transactions and accounts between Unit and Superior subsequent to March 1, 2022 are not eliminated.

Certain amounts in this report for prior periods have been reclassified to conform to current year presentation. There was no impact from these reclassifications to consolidated net income/(loss) or shareholders' equity.

Recent Accounting Pronouncements

Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The FASB issued ASU 2020-04 and ASU 2021-01 which provide and clarify optional expedients and exceptions for applying generally accepted accounting principles to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments within these ASUs will be in effect for a limited time beginning March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. In April 2022, the FASB proposed to defer the effective date to December 31, 2024, but a final ruling has not been issued. We have not yet elected to use the optional guidance and continue to evaluate the options provided by ASU 2020-04 and ASU 2021-01.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under three segments: oil and natural gas, contract drilling, and mid-stream which is consistent with how we report our segment revenue (as reflected in Note 19 – Industry Segment Information). Revenue from the oil and natural gas segment is from sales of our oil and natural gas production. Revenue from the contract drilling segment comes from contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on period. Revenues from the mid-stream segment are generated from the fees earned for gas gathering and processing services provided to a customer or by selling of hydrocarbons to other mid-stream companies.

Oil and Natural Gas Revenue

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

Contract Drilling Revenue

Contract drilling revenues and expenses are primarily recognized as services are performed and collection is reasonably assured. Payments for mobilization and demobilization activities do not relate to a distinct good or service within the contract and are deferred for ratable recognition when material. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred and any reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs.

Most of our drilling contracts have a term of one year or less and the remaining performance obligations under the contracts without a fixed term are not material.

Mid-Stream Revenue

The typical revenue contracts used by this segment are gas gathering and processing agreements as well as product sales. Superior recognizes sales revenue at the point in time when control transfers to the purchaser, typically at a specified delivery point, based on the contractually agreed upon fixed or index-based price received. Contracts for gas gathering and processing services may include terms for demand fees or shortfall fees. Demand fees or shortfall fees exist in arrangements where a customer agrees to pay a fixed fee for a contractually agreed upon pipeline capacity or shortfall fees for any minimum volumes not utilized, which create performance obligations for each individual period of reservation. Revenue for these fees is recognized once the services have been completed, the customer no longer has access to the contracted capacity, or the likelihood of the customer exercising all or a portion of their remaining rights becomes remote.

Contract Assets and Liabilities

The table below shows the changes in our contract asset and contract liability balances during periods presented:

	Classification on the unaudited condensed consolidated balance sheets	March 31, 2022	December 31, 2021	Change
		(In thousands)
Assets
Current contract assets	Prepaid expenses and other	$—	$174	$(174)
Non-current contract assets	Other assets	—	—	—
Total contract assets		$—	$174	$(174)

Liabilities
Current contract liabilities	Current portion of other long-term liabilities	$670	$1,588	$(918)
Non-current contract liabilities	Other long-term liabilities	194	200	(6)
Total contract liabilities		864	1,788	(924)
Contract assets (liabilities), net		$(864)	$(1,614)	$750
NOTE 4 – DIVESTITURES

Oil and Natural Gas

The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it is expanding the Divestiture Program to now include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves. On January 20, 2022, the company announced that it has retained a financial advisor and launched the process, which is still ongoing.

On March 8, 2022, the company closed on the sale of certain non-core wells and related leases located near the Oklahoma Panhandle for cash proceeds of $4.1 million net of customary closing and post-closing adjustments based on an effective date of December 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

We sold other non-core oil and natural gas assets for net proceeds of $0.5 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling

We sold non-core contract drilling assets for proceeds of $2.2 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively. These proceeds resulted in net gains of $2.1 million and 0.6 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – CAPITAL STOCK

Stock Repurchase Program

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 10 - Long-Term Debt And Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million.

In June 2021, the company's board of directors (the Board) authorized repurchasing up to $25.0 million of the company’s outstanding common stock. In October 2021, the Board authorized an increase from $25.0 million of authorized repurchases to $50.0 million. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. The company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of March 31, 2022, we had repurchased a total of 1,271,963 shares at an average share price of $32.57 for an aggregate purchase price of $41.4 million under the repurchase program.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of March 31, 2022 totaled 1,949,963. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets as of March 31, 2022.

Warrants

Each holder of Unit common stock outstanding ("Old Common Stock") before the September 3, 2020 emergence from bankruptcy ("Emergence Date") that did not opt out of the release under the Chapter 11 plan of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the company. As of March 31, 2022, the company had issued 1,822,203 warrants.

Among other provisions, the Warrant Agreement outlines potential adjustments to the warrants if certain events occur, including (i) stock dividends payable in shares of common stock or stock splits, (ii) reverse stock splits or similar combination events, (iii) Liquidity Events (as defined in the Warrant Agreement), and (iv) other events not explicitly contemplated which may have an adverse impact to the intent and purpose of the warrants as set forth in the Plan, provided, however, the warrants will not be adjusted for (a) any issuances of securities in connection with a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, (b) the issuance of any securities by Unit on or after the Effective Date (as defined in the Plan) pursuant to the Plan or upon the issuance of shares of common stock upon the exercise of such securities, (c) the issuance of any shares of common stock pursuant to the exercise of the warrants, (d) the issuance of shares of common stock pursuant to any management stock option incentive or similar plan, (e) a dividend or distribution to holders of common stock of cash, property, or securities (other than common stock), and/or (f) any change in the par value of the common stock.

Pursuant to the terms of the Warrant Agreement, the company determined the initial exercise price of the warrants to be $63.74. On April 7, 2022, the company delivered notice of the initial exercise price to the Warrant Agent and the warrants became exercisable for shares of the company’s common stock. On or about April 25, 2022, the warrants began trading over-the-counter under the symbol "UNTCW".

NOTE 6 – STOCK-BASED COMPENSATION

On the Effective Date, the Board adopted the Unit Corporation Long Term Incentive Plan (LTIP) to incentivize employees, officers, directors and other service providers of the company and its affiliates. The LTIP will be administered by the Board or a committee thereof and provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), stock awards, dividend equivalents, other stock-based awards, cash awards, performance awards, substitute awards or any combination of the foregoing. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the LTIP, 903,226 shares of New Common Stock have been reserved for issuance pursuant to awards under the LTIP. New Common Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash, or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

The table below summarizes the stock-based compensation expense activity recognized during the following periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Recognized stock compensation expense	$1,038	$—
Capitalized stock compensation cost for our oil and natural gas properties	—	—
Tax benefit on stock-based compensation	$254	$—

There were no RSUs granted or outstanding during the three months ended March 31, 2021. The table below summarizes the activity pertaining to nonvested RSUs during the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	315,529	$26.71
Granted (1)	7,850	30.50
Vested	(524)	30.50
Forfeited	—	—
Nonvested RSUs, end of period (2)	322,855	$26.80
1.RSUs were granted on January 7, 2022 with an aggregate grant date fair value of $0.2 million and will vest equally each month for thirty months.
2.The aggregate compensation cost related to nonvested RSUs not yet recognized as of March 31, 2022 was $7.5 million with a weighted average remaining service period of 1.4 years.

There were no stock options granted or outstanding during the three months ended March 31, 2021. The table below summarizes the activity pertaining to outstanding stock options during the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022
	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	361,418	$45.00
Granted (1)	13,416	45.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding stock options, end of period (2)	374,834	$45.00
1.Stock options were granted on January 7, 2022 with an aggregate grant date fair value of $0.1 million and will 100% vest on the first anniversary of the grant date.
2.The stock options outstanding as of March 31, 2022 had a weighted average remaining contractual term of 4.5 years and an aggregate intrinsic value of $6.2 million. None of the stock options outstanding as of March 31, 2022 were exercisable. The aggregate compensation cost related to outstanding options not yet recognized as of March 31, 2022 was $3.5 million with a weighted average remaining service period of 1.5 years.

NOTE 7 – LOSS PER SHARE

The table below shows information related to the calculation of loss per share attributable to Unit Corporation using the treasury stock method for the periods indicated below:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Three months ended March 31, 2022
Basic loss attributable to Unit Corporation per common share	$(46,877)	10,050	$(4.66)
Diluted loss attributable to Unit Corporation per common share	$(46,877)	10,050	$(4.66)
Three months ended March 31, 2021
Basic loss attributable to Unit Corporation per common share	$(1,937)	12,000	$(0.16)
Diluted loss attributable to Unit Corporation per common share	$(1,937)	12,000	$(0.16)

The effects related to 319,192 average outstanding restricted stock units and 368,126 average outstanding stock options were excluded from the loss per share calculation for the three months ended March 31, 2022 because their inclusion would be antidilutive.

NOTE 8 – ACCRUED LIABILITIES

The table below provides detail on our accrued liabilities as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Employee costs	$7,708	$10,005
Lease operating expenses	3,910	3,451
Capital expenditures	4,715	3,962
Taxes	1,481	3,320
Interest payable	96	296
Other	1,259	1,416
Total accrued liabilities	$19,169	$22,450

NOTE 9 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

The table below provides detail on our outstanding long-term debt as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Long-term debt:
Exit credit agreement	$—	$—
Superior credit agreement (1)		$19,200
1.Unit Corporation no longer consolidates the financial position of Superior as of March 31, 2022 as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment.

Exit Credit Agreement. On the Effective Date, under the terms of the Plan, the company entered into an amended and restated credit agreement (the Exit credit agreement), providing for a $140.0 million senior secured revolving credit facility (RBL Facility) and a $40.0 million senior secured term loan facility, among (i) the company, UDC, and UPC (together, the Borrowers), (ii) the guarantors party thereto, including the company and all of its subsidiaries existing as of the Effective Date (other than Superior and its subsidiaries), (iii) the lenders party thereto from time to time (Lenders), and (iv) BOKF, NA dba Bank of Oklahoma as administrative agent and collateral agent (in such capacity, the Administrative Agent).

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

The Exit credit agreement requires the company to comply with certain financial ratios, including a covenant that the company will not permit the Net Leverage Ratio (as defined in the Exit credit agreement) as of the last day of the fiscal quarters ended (i) December 31, 2020 and March 31, 2021, to be greater than 4.00 to 1.00, (ii) June 30, 2021 and September 30, 2021, to be greater than 3.75 to 1.00, and (iii) December 31, 2021 and any fiscal quarter thereafter, to be greater than 3.25 to 1.00. In addition, beginning with the fiscal quarter ended December 31, 2020, the company may not (a) permit the Current Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter to be less than 1.00 to 1.00 or (b) permit the Interest Coverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter to be less than 2.50 to 1.00. The Exit credit agreement also contains provisions, among others, that limit certain capital expenditures, and require certain hedging activities. The Exit credit agreement further requires the company to provide quarterly financial statements within 45 days after the end of each of the first three quarters of each fiscal year and annual financial statements within 90 days after the end of each fiscal year. As of March 31, 2022, Unit was in compliance with these covenants.

The Exit credit agreement is secured by first-priority liens on substantially all of the personal and real property assets of the Borrowers and the Guarantors, including the company’s ownership interests in Superior.

As of March 31, 2022, we had no long-term borrowings and $2.4 million of letters of credit outstanding under the Exit credit agreement.

Superior Credit Agreement. On May 10, 2018, Superior entered into a five-year, $200.0 million senior secured revolving credit facility with an option to increase the credit amount up to $250.0 million, subject to certain conditions (Superior credit agreement). The amounts borrowed under the Superior credit agreement bore annual interest at a rate, at Superior’s option, equal to (a) LIBOR plus the applicable margin of 2.00% to 3.25% or (b) the alternate base rate (greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) the Thirty-Day LIBOR Rate (as defined in the Superior credit agreement)) plus the applicable margin of 1.00% to 2.25%.

The Superior credit agreement required that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. The agreement also contained several customary covenants that restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, sign sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, sign hedging arrangements, and acquire or dispose of assets. Superior was in compliance with these covenants as of March 31, 2022.

On April 29, 2022, Superior entered into an Amended and Restated Credit Agreement for a four-year, $135.0 million senior secured revolving credit facility with an option to increase the credit amount up to $200.0 million, subject to certain conditions (Amended Superior credit agreement). The amounts borrowed under the Amended Superior credit agreement bear annual interest at a rate, at Superior’s option, equal to (a) SOFR plus the applicable margin of 2.75% to 3.75% or (b) the alternate base rate (greater of (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) SOFR plus 0.10%). The obligations under the Amended Superior credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems. Unit is not a party to and does not guarantee the Amended Superior credit agreement.

The Amended Superior credit agreement requires that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 3.50 to 1.00. Additionally, the Amended Superior credit agreement contains a number of customary covenants that, among other things, restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, enter into sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, enter into hedging arrangements, and acquire or dispose of assets.

Other Long-Term Liabilities

The table below provides detail on our other long-term liabilities as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Asset retirement obligation (ARO) liability	$24,939	$25,688
Workers’ compensation	7,673	7,925
Contract liability	864	1,788
Separation benefit plans	1,776	2,022
Gas balancing liability	1,082	1,090
	36,334	38,513
Less: current portion	4,537	5,574
Total other long-term liabilities	$31,797	$32,939

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

The following table shows certain information about our estimated AROs for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
ARO liability, beginning of period	$25,688	$23,356
Accretion of discount	493	461
Liability incurred	—	—
Liability settled	(55)	(16)
Liability sold	(2,670)	(2)
Revision of estimates (1)	1,483	44
ARO liability, end of period	24,939	23,843
Less: current portion	2,654	2,161
Total long-term ARO	$22,285	$21,682
1.Plugging liability estimates were revised in 2022 and 2021 for updates in the cost of services used to plug wells over the preceding year as well as estimated inflation and discount rates. We had various upward and downward adjustments.

NOTE 11 – WORKERS' COMPENSATION

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

The following table summarizes activity for our workers' compensation liability during the periods indicated:

	Three months ended March 31,
	2022	2021
	(In thousands)
Workers' compensation liability, beginning of period	$7,925	$10,164
Claims and valuation adjustments	(160)	1,646
Payments	(92)	(75)
Workers' compensation liability, end of period	7,673	11,735
Less: current portion	1,169	1,882
Long-term workers' compensation liability	$6,504	$9,853

Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under these policies as of March 31, 2022 and December 31, 2021 are $3.9 million and $4.0 million, respectively, and are included in Other assets on our unaudited condensed consolidated balance sheets.

NOTE 12 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions as well as certain requirements stipulated in the Exit credit agreement. As of March 31, 2022, our commodity derivative transactions consisted of the following types of hedges:

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

We do not engage in derivative transactions for speculative purposes. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of March 31, 2022.

The following non-designated commodity hedges were outstanding as of March 31, 2022:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Apr'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Apr'22 - Jun'22	Crude oil - swap	824 Bbl/day	$70.30	WTI - NYMEX
Apr'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

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

On April 7, 2022, the company delivered notice of the initial $63.74 exercise price resulting in the warrants meeting the definition of an equity instrument. We will estimate the fair value of the warrants as of April 7, 2022 and they will be reported as shareholders' equity in future periods.

The following tables present the recognized derivative assets and liabilities on our unaudited condensed consolidated balance sheets:

		Balances as of March 31, 2022
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$78,868	$—	$78,868
Long-term Commodity Derivatives	Non-current derivative liabilities	22,699	—	22,699
Warrant Liability	Warrant liability	56,434	—	56,434
Total derivative liabilities		$158,001	$—	$158,001

		Balances as of December 31, 2021
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$40,876	$—	$40,876
Long-term Commodity Derivatives	Non-current derivative liabilities	17,855	—	17,855
Warrant Liability	Warrant liability	19,822	—	19,822
Total derivative liabilities		$78,553	$—	$78,553

The following table shows the activity related to derivative instruments in the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Loss on derivatives	$(64,076)	$(22,831)
Cash settlements paid on commodity derivatives	(21,239)	(3,304)
Loss on derivatives less cash settlements paid on commodity derivatives	$(42,837)	$(19,527)

Loss on change in fair value of warrants	$(36,612)	$—

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

The inputs available determine the valuation technique that we use to measure the fair value of the assets and liabilities presented in our unaudited condensed consolidated financial statements. Fair value measurements are categorized into one of three different levels depending on the observability of the inputs used in the measurement. The levels are summarized as follows:

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

Recurring Fair Value Measurements

The following tables set forth our recurring fair value measurements by level:

	Balances as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$101,567	$—	$101,567
Warrant liability	—	—	56,434	56,434
	$—	$101,567	$56,434	$158,001

	Balances as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$58,731	$—	$58,731
Warrant liability	—	—	19,822	19,822
	$—	$58,731	$19,822	$78,553

The carrying values on the unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair value because of their short-term nature. The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above. There were no transfers between Level 2 and Level 3 financial liabilities.

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

We determined that the non-performance risk regarding our commodity derivative counterparties was immaterial based on our valuation at March 31, 2022.
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

The following tables summarize the activity of our recurring Level 3 fair value measurements during the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Beginning of period	$19,822	$885
Loss on change in warrant liability	36,612	—
End of period	$56,434	$885

Nonrecurring Fair Value Measurements

ARO. The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with property and equipment. Significant Level 3 inputs used in the calculation of AROs include plugging costs and remaining reserve lives. A summary of the company’s ARO activity is presented in Note 10 – Asset Retirement Obligations.

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of stock option grants while the value of our restricted stock grants is based on the grant date closing stock price. Key assumptions for the Black-Scholes models include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires management's estimation.

See Note 15 - Superior Investment for discussion on the estimated fair value of our retained equity method investment in Superior as of March 1, 2022.

NOTE 14 – LEASES

Operating Leases. We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of office space, land, vehicles, and equipment used in both our operations and administrative functions.

The following table sets forth the maturities, weighted average remaining lease term, and weighted average discount rate of our operating lease liabilities as of March 31, 2022:

Amount
(In thousands)
Ending March 31,
2022	$2,423
2023	1,994
2024	2,014
2025	2,055
2026	954
2027 and beyond	—
Total future payments	9,440
Less: Interest	1,247
Present value of future minimum operating lease payments	8,193
Less: Current portion	1,949
Total long-term operating lease payments	$6,244

Weighted average remaining lease term (years)	4.3
Weighted average discount rate (1)	6.64%
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

The following table shows information about our lease assets and liabilities on our unaudited condensed consolidated balance sheets:

	Classification on the unaudited condensed consolidated balance sheets	March 31, 2022	December 31, 2021
		(In thousands)
Assets
Operating lease right of use assets	Right of use assets	$8,151	$12,445
Total right of use assets		$8,151	$12,445

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$1,949	$3,791
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	6,244	8,677
Total lease liabilities		$8,193	$12,468

The following table shows certain information related to the lease costs for our finance and operating leases for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Components of total lease cost:
Amortization of finance leased assets	$—	$1,067
Interest on finance lease liabilities	—	29
Operating lease cost	1,308	1,047
Short-term lease cost (1)	3,536	1,444
Variable lease cost	—	58
Total lease cost	$4,844	$3,645
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

The following table shows supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,284	$1,048
Financing cash flows for finance leases	$—	$1,067
Lease liabilities recognized in exchange for new operating lease right of use assets	$909	$102

NOTE 15 – SUPERIOR INVESTMENT

On April 3, 2018, we sold 50% of the ownership interest in Superior to SP Investor Holdings, LLC (SP Investor), a holding company jointly owned by OPTrust, and funds managed and/or advised by Partners Group, a global private markets investment manager. Superior is governed and managed under the Amended and Restated Limited Liability Company Agreement (Agreement) and Amended and Restated Master Services and Operating Agreement (MSA). The MSA was between our wholly-owned subsidiary, SPC Midstream Operating, L.L.C. (the Operator), and Superior. As the Operator, we provided services, such as operations and maintenance support, accounting, legal, and human resources to Superior for a monthly service fee of $0.3 million. Superior's creditors have no recourse to our general credit. Unit is not a party to and does not guarantee Superior's credit agreement. The obligations under Superior's credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems.

Distributions. The Agreement specifies how future distributions are to be allocated among Unit Corporation and SP Investor (the Members). Distributions from Available Cash (as defined in the Agreement) were generally split evenly between the Members prior to December 31, 2021, when the three-year period for Unit's commitment to spend $150.0 million (Drilling Commitment Amount) to drill wells in the Granite Wash/Buffalo Wallow area ended. The total amount spent by Unit towards the Drilling Commitment Amount was $24.6 million. Accordingly, SP Investor will receive 100% of Available Cash distributions related to periods subsequent to December 31, 2021 until the $72.7 million Drilling Commitment Adjustment Amount (as defined in the Agreement) is satisfied.

Superior paid cash distributions of $9.5 million to each of the Members in January 2022 representing Available Cash generated during the three months ended December 31, 2021 and paid $10.5 million of distributions to SP Investor in April 2022 representing Available Cash generated during the three months ended March 31, 2022. The distributions paid to SP Investor in April 2022 reduced the remaining Drilling Commitment Adjustment Amount to $62.2 million.

Sale Event. After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of March 31, 2022, liquidation distributions paid first to SP Investor of $358.2 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $358.2 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

Consolidation. From April 3, 2018 to March 1, 2022, we treated Superior as a variable interest entity (VIE) because the equity holders as a group (Unit Corporation and SP Investor) lacked the power to control without the Operator. The Agreement and MSA gave us the power to direct the activities that most significantly affect Superior's operating performance through common control of the Operator. Accordingly, Unit was considered the primary beneficiary and consolidated the financial position, operating results, and cash flows of Superior.

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. The power to direct the activities that most significantly affect Superior's operating performance is now shared by the equity holders (Unit Corporation and SP Investor) rather than held by the Operator. Superior no longer qualifies as a VIE subsequent to these amendments and we no longer consolidate the financial position, operating results, and cash flows of Superior as of, and subsequent to, March 1, 2022.

We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method, which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period. We recognized no equity earnings from our investment in Superior during the three months ended March 31, 2022.

Estimated Fair Value of Equity Method Investment in Superior. As of the Effective Date, in conjunction with fresh start accounting under ASC Topic 852, Reorganizations, the estimated fair value of the net equity attributable to Unit's ownership interest in Superior was $14.8 million. Since then, Unit has received cumulative distributions from Superior of $32.6 million, which were recognized as net income attributable to Unit under the HLBV method. As of March 1, 2022, upon deconsolidation of Superior, the fair value of our retained equity method investment in Superior was estimated at $1.7 million. To estimate this fair value, we simulated paths for Superior's total equity value through the potential sales process initiation date using a Geometric Brownian Motion. The expected value (i.e., average of all simulations) of each security class was then discounted to present value using the relevant risk-free rate. The simulations reflect forecasted future cash distributions as impacted by the Drilling Commitment Adjustment Amount described above, as well as the future liquidation preference of each investor in a potential Sale Event also as described above. We consider this a Level 3 measurement within the fair value hierarchy as the discounted simulation models require the use of significant unobservable inputs.

We recognized a $13.1 million loss on deconsolidation during the three months ended March 31, 2022 as the difference between the $1.7 million estimated fair value of our retained equity method investment in Superior as of March 1, 2022 and Superior's net equity attributable to Unit's ownership interest prior to deconsolidation.

Superior Balance Sheet Disclosure. The amounts below reflect the Superior balance sheet accounts, without elimination of intercompany receivables from and payables to Unit, consolidated in our unaudited condensed consolidated balance sheets as of December 31, 2021 which was the last reporting date as of which we consolidated the financial position of Superior:

December 31, 2021
(In thousands)
Current assets:
Cash and cash equivalents	$17,246
Accounts receivable	42,628
Prepaid expenses and other	1,263
Total current assets	61,137
Property and equipment:
Gas gathering and processing equipment	274,748
Transportation equipment	2,801
277,549
Less accumulated depreciation, depletion, amortization, and impairment	53,792
Net property and equipment	223,757
Right of use asset	3,485
Other assets	2,226
Total assets	$290,605

Current liabilities:
Accounts payable	$34,010
Accrued liabilities	5,292
Current operating lease liability	1,450
Current portion of other long-term liabilities	1,548
Total current liabilities	42,300
Long-term debt	19,200
Operating lease liability	2,036
Total liabilities	$63,536

Affiliate Activity. UPC recorded oil and natural gas revenues with Superior of $16.3 million and $8.6 million as well as gas gathering and processing expenses of $0.8 million and $0.8 million during the three months ended March 31, 2022 and 2021, respectively. Portions of this activity was eliminated for the periods during which Superior was consolidated by Unit.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Litigation

The company is subject to litigation and claims arising in the ordinary course of business which may include environmental, health and safety matters, commercial disputes with customers, or more routine employment related claims. The company accrues for such items when a liability is both probable and the amount can be reasonably estimated. As new information becomes available or because of legal or administrative rulings in similar matters or a change in applicable law, the company's conclusions regarding the probability of outcomes and the amount of estimated loss, if any, may change. Although we are insured against various risks, there is no assurance that the nature and amount of that insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.

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

NOTE 17 – INCOME TAXES

For the three months ended March 31, 2022 and 2021, the company’s effective income tax rate was 0.0% which differs from the statutory rate of 21.0% primarily due to changes in, and continued need of, our full valuation allowance, changes in the warrant liability valuation, and state income taxes.

We concluded that it is more likely than not that the net deferred tax asset will not be realized and has recorded a full valuation allowance, reducing the net deferred tax asset to zero. We maintained this conclusion as of March 31, 2022 and December 31, 2021. We will continue to evaluate whether the valuation allowance is needed in future reporting periods and it will remain until we can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained significant improvements in commodity prices, a sustained significant increase in rig utilization and/or rates, a material and sizable asset acquisition or disposition, and taxable events that could result from one or more future potential transactions. The valuation allowance does not prohibit the company from utilizing the tax attributes if the company recognizes taxable income. As long as we continue to conclude that the valuation allowance against the net deferred tax assets is necessary, the company will not have significant deferred income tax expense or benefit.

As of December 31, 2021, the company has an expected federal net operating loss carryforward of $385.5 million after consideration of the tax attribute reductions of IRC Section 108, finalization of the company’s 2020 federal income tax return, and pending finalization of the company's 2021 federal income tax return of which $190.5 million is subject to expiration between 2036 and 2037. As of December 31, 2021, our tax basis in UPC's properties was approximately $475.0 million.

NOTE 18 – TRANSACTIONS WITH RELATED PARTIES

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company. The company in the ordinary course of business, made payments for working interests, joint interest billings, and product purchases to, and received payments for working interests, drilling services, and joint interest billings from, Kaiser Francis Oil Company. Payments made to Kaiser Francis Oil Company totaled $3.4 million and $0.5 million while payments received totaled $3.9 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively.

One former director, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in several states. The company in the ordinary course of business, paid royalties, or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, sometimes, as lessee, regarding certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

NOTE 19 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services within the energy industry:

•Oil and natural gas - the oil and natural gas segment is engaged in the acquisition, development, and production of oil, NGLs, and natural gas properties.
•Contract drilling - the contract drilling segment is engaged in the land contract drilling of oil and natural gas wells.
•Mid-Stream - the mid-stream segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We presently own 50% of this subsidiary, and subsequent to the deconsolidation of Superior as of March 1, 2022 (as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment), we will continue to include our equity method investment in Superior and related earnings in our mid-stream segment.

We evaluate each consolidated segment’s performance based on its operating income, which is defined as operating revenues less operating expenses and depreciation, depletion, amortization, and impairment. We have no oil and natural gas production or other operations outside the United States.

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended March 31, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream (2)	Corporate and Other	Eliminations (2)	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$87,582	$—	$—	$—	$(10,772)	$76,810
Contract drilling	—	28,882	—	—	—	28,882
Gas gathering and processing	—	—	83,198	—	(525)	82,673
Total revenues	87,582	28,882	83,198	—	(11,297)	188,365
Expenses:
Operating costs:
Oil and natural gas	24,000	—	—	—	(525)	23,475
Contract drilling	—	26,237	—	—	—	26,237
Gas gathering and processing	—	—	73,771	—	(11,383)	62,388
Total operating costs	24,000	26,237	73,771	—	(11,908)	112,100
Depreciation, depletion, and amortization	4,048	1,534	5,614	74	—	11,270
Total expenses	28,048	27,771	79,385	74	(11,908)	123,370
General and administrative	—	—	—	5,915	611	6,526
(Gain) loss on disposition of assets	(53)	(2,125)	—	3	—	(2,175)
Income (loss) from operations	59,587	3,236	3,813	(5,992)	—	60,644
Loss on derivatives	—	—	—	(64,076)	—	(64,076)
Loss on change in fair value of warrants	—	—	—	(36,612)	—	(36,612)
Loss on deconsolidation of Superior	—	—	—	(13,141)	—	(13,141)
Reorganization items, net	—	—	—	(3)	—	(3)
Interest, net	—	—	(178)	(96)	—	(274)
Other	708	20	17	12	—	757
Income (loss) before income taxes	$60,295	$3,256	$3,652	$(119,908)	$—	$(52,705)
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.
2.Includes Superior activity for the two months prior to the March 1, 2022 deconsolidation, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment.

	Three Months Ended March 31, 2021
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$55,025	$—	$—	$—	$(1)	$55,024
Contract drilling	—	15,674	—	—	—	15,674
Gas gathering and processing	—	—	59,610	—	(9,411)	50,199
Total revenues	55,025	15,674	59,610	—	(9,412)	120,897
Expenses:
Operating costs:
Oil and natural gas	19,993	—	—	—	(844)	19,149
Contract drilling	—	11,871	—	—	—	11,871
Gas gathering and processing	—	—	49,111	—	(8,568)	40,543
Total operating costs	19,993	11,871	49,111	—	(9,412)	71,563
Depreciation, depletion, and amortization	7,655	1,575	8,032	249	—	17,511
Total expenses	27,648	13,446	57,143	249	(9,412)	89,074
General and administrative	—	—	—	6,289	—	6,289
(Gain) loss on disposition of assets	(19)	(529)	75	1	—	(472)
Income (loss) from operations	27,396	2,757	2,392	(6,539)	—	26,006
Loss on derivatives	—	—	—	(22,831)	—	(22,831)
Reorganization items, net	—	—	—	(1,136)	—	(1,136)
Interest, net	—	—	(1,057)	(1,649)	—	(2,706)
Other	57	5	12	2	—	76
Income (loss) before income taxes	$27,453	$2,762	$1,347	$(32,153)	$—	$(591)
_______________________
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and in Item 8 of our 2021 Form 10-K filed with the SEC on March 31, 2022.

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
•Mid-Stream – carried out by Superior and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We hold a 50% investment in Superior.

Oil and Natural Gas

In our oil and natural gas segment, we are optimizing production and converting non-producing reserves to producing, with selective drilling activities in core areas. The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it is expanding the Divestiture Program to now include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves. On January 20, 2022, the company announced that it has retained a financial advisor and launched the process, which is still ongoing.

Contract Drilling

In our contract drilling segment, we are focused on increasing utilization of our BOSS drilling rigs and certain SCR rigs that are either currently under contract or candidates for future upgrades. Of the 21 rigs available for use, 16 are currently working, one is contracted to start operations during the second quarter of 2022, and the remaining four will be considered for upgrade and marketing as future conditions warrant. We also continue to seek opportunities to divest non-core, idle drilling equipment.

Mid-Stream

In our mid-stream segment, Superior is focused on continuing to generate predictable free cash flows with limited exposure to commodity prices in addition to seeking business development opportunities in its core areas utilizing the Superior credit agreement (which Unit is not a party to and does not guarantee) or other financing sources that are available to it. We hold a 50% investment in Superior, and subsequent to the deconsolidation of Superior as of March 1, 2022, we report our ownership interest as an equity method investment. The following discussion of financial condition and results of operations pertaining to our mid-stream segment in the first quarter of 2022 relates to the two months of consolidated results prior to deconsolidation as of March 1, 2022.

Recent Developments

Commodity Price Environment and COVID-19 Pandemic

Our success depends, among other things, on prices we receive for our oil and natural gas production, the demand for oil, natural gas, and NGLs, and the demand for our drilling rigs which influences the amounts we can charge for those drilling rigs. While our operations are all within the United States, events outside the United States affect us and our industry, including political and economic uncertainty as well as geopolitical activity.

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
$60.00
$30.00
$—
$ per Bbl
$6.00
$4.80
$3.60
$2.40
$1.20
$ per MMBtu
3/1/2020
6/1/2020
9/1/2020
12/1/2020
3/1/2021
6/1/2021
9/1/2021
12/1/2022
3/31/2022
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs:

$80.00
$60.00
$40.00
$20.00
$—
$ per Bbl
3/1/2020
6/1/2020
9/1/2020
12/1/2020
3/1/2021
6/1/2021
9/1/2021
12/1/2021
3/1/2021
Ethane
Propane
Condensate

_________________________
1.NGLs prices reflect a weighted-average, based on production, of Mont Belvieu and Conway prices.

Superior MSA and LLCA amendments

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. We no longer consolidate the financial position, operating results, and cash flows of Superior as of, and subsequent to, March 1, 2022. We recognized a $13.1 million loss on deconsolidation during the three months ended March 31, 2022 as the difference between the $1.7 million estimated fair value of our retained equity method investment in Superior as of March 1, 2022 and Superior's net equity attributable to Unit's ownership interest prior to deconsolidation. We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

Warrants

Each holder of Unit common stock outstanding ("Old Common Stock") before the September 3, 2020 emergence from bankruptcy ("Emergence Date") that did not opt out of the release under the Chapter 11 plan of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of company common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the company. As of March 31, 2022, the company has issued 1,822,203 warrants. See Note 5 - Capital Stock for additional discussion on warrant provisions.

Pursuant to the terms of the Warrant Agreement, the company determined the initial exercise price of the warrants to be $63.74. On April 7, 2022, the company delivered notice of the initial exercise price to the Warrant Agent and the warrants became exercisable for shares of the company’s common stock. On or about April 25, 2022, the warrants began trading over-the-counter under the symbol "UNTCW".

Financial Condition and Liquidity

Summary

Our near-term and long-term financial condition and liquidity primarily depend on the cash flow from our operations and credit agreement borrowings. The principal factors determining our cash flow from operations are:

•the amount of natural gas, oil, and NGLs we produce;
•the prices we receive for our natural gas, oil, and NGLs production;
•the utilization of our drilling rigs and the rates we receive for those drilling rigs; and
•the fees and margins that Superior obtains from its natural gas gathering and processing contracts.

We expect that cash and cash equivalents, cash flow from operations, and available borrowing capacity under the Exit credit agreement will be adequate to support our working capital, capital expenditures, and other cash requirements for at least the next 12 months and we are not aware of any indications that they will not be adequate for the foreseeable periods thereafter.

The table below summarizes cash flow activity during the periods indicated:

	Three Months Ended March 31,		Percent Change (1)
	2022	2021
	(In thousands except percentages)
Net cash provided by operating activities	$45,810	$30,304	51%
Net cash provided by (used in) investing activities	(12,212)	2,428	NM
Net cash used in financing activities	(9,479)	(20,258)	53%
Net increase in cash and cash equivalents	$24,119	$12,474
1.NM - A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Cash Flows from Operating Activities

Our operating cash flow is primarily influenced by the prices we receive for our oil, NGLs, and natural gas production, the volume of oil, NGLs, and natural gas we produce, settlements of commodity derivative contracts, third-party utilization of our drilling rigs and Superior's mid-stream services, and the rates charged for those drilling and mid-stream services. Our cash flows from operating activities are also affected by changes in working capital.

Net cash provided by operating activities during the first three months of 2022 increased by $15.5 million as compared to the first three months of 2021 primarily due to increased operating profit in all three segments partially offset by higher payments on derivative settlements and net changes in operating assets and liabilities related to the timing of cash receipts and disbursements.

Cash Flows from Investing Activities

We have historically dedicated a substantial portion of our capital budgets to our exploration for and production of oil, NGLs, and natural gas. These expenditures are necessary to off-set the inherent production declines typically experienced in oil and gas wells. Although we have curtailed our spending in recent years, we expect the majority of future capital budgets to be focused on low cost capital projects to enhance production and reserves in this favorable price environment.

Net cash provided by (used in) investing activities decreased by $14.6 million during the first three months of 2022 compared to the first three months of 2021 primarily due to the deconsolidation of Superior's cash and cash equivalents and higher capital expenditures, partially offset by higher proceeds received from the disposition of non-core assets.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $10.8 million for the first three months of 2022 compared to the first three months of 2021 primarily due to absence of net payments on credit agreements and finance leases, partially offset by distributions made by Superior to non-controlling interests.

As of March 31, 2022, we had unrestricted cash and cash equivalents totaling $88.3 million and no outstanding borrowings under the Exit credit agreement.

The following table summarizes certain financial condition and liquidity information as of the dates identified below:

	March 31, 2022	March 31, 2021
	(In thousands)
Working capital	$(37,421)	$6,096
Current portion of long-term debt	$—	$800
Long-term debt	$—	$78,200
Shareholders’ equity attributable to Unit Corporation	$141,558	$177,359

Working Capital

Typically, our working capital balance fluctuates, in part, because of the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our derivative activity. We had negative working capital of $37.4 million and positive working capital of $6.1 million as of March 31, 2022 and 2021, respectively. The decrease in working capital is primarily due to increases in current commodity derivative liabilities and the warrant liability, partially offset by an increase in cash and cash equivalents. The effect of our derivative contracts decreased working capital by $78.9 million as of March 31, 2022 and decreased working capital by $14.0 million as of March 31, 2021.

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

Superior Credit Agreement. On May 10, 2018, Superior signed a five-year, $200.0 million senior secured revolving credit facility with an option to increase the credit amount up to $250.0 million, subject to certain conditions (Superior credit agreement). On April 29, 2022, Superior entered into an Amended and Restated Credit Agreement for a four-year, $135.0 million senior secured revolving credit facility with an option to increase the credit amount up to $200.0 million, subject to certain conditions (Amended Superior credit agreement).

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing, which provide us flexibility in deciding when and if to incur these costs. We participated in the completion of five gross wells 0.06 net wells drilled by other operators in the first three months of 2022 compared to one gross well 0.17 net wells drilled by other operators in which we participated in the first three months of 2021.

Capital expenditures for oil and gas properties on the full cost method for the first three months of 2022 by this segment, excluding a $1.4 million increase in the ARO liability, totaled $6.4 million. Capital expenditures for the first three months of 2021, excluding a de minimis increase in the ARO liability, totaled $2.6 million.

On March 8, 2022, the company closed on the sale of certain non-core wells and related leases located near the Oklahoma Panhandle for cash proceeds of $4.1 million net of customary closing and post-closing adjustments based on an effective date of December 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

We sold other non-core oil and natural gas assets for net proceeds of $0.5 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. Near term capital expenditures are expected to primarily be for maintenance capital on operating drilling rigs. We also continue to pursue the disposal or sale of our non-core, idle drilling rig fleet. We incurred $1.0 million in contract drilling capital expenditures during the first three months of 2022 compared to $0.1 million during the first three months of 2021.

We sold non-core contract drilling assets for proceeds of $2.2 million and $2.0 million during the three months ended March 31, 2022 and 2021, respectively. These proceeds resulted in net gains of $2.1 million and 0.6 million during the three months ended March 31, 2022 and 2021, respectively.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. Superior incurred $1.2 million in consolidated capital expenditures during the first three months of 2022 compared to $1.1 million during the first three months of 2021.

Derivative Activities

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of March 31, 2022, based on our first quarter 2022 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2022	2023
Daily oil production	58%	29%
Daily natural gas production	56%	31%

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at March 31, 2022 and determined there was no material risk at that time. The fair value of the net liabilities we had with Bank of Oklahoma, our only commodity derivative counterparty, was $101.6 million as of March 31, 2022.

Warrants. We recognize the fair value of the warrants as a derivative liability on our unaudited condensed consolidated balance sheets with changes in the liability reported as loss on change in fair value of warrants in our unaudited condensed consolidated statements of operations. The liability will continue to be adjusted to fair value at each reporting period until the warrants meet the definition of an equity instrument, at which time they will be reported as shareholders' equity and no longer subject to future fair value adjustments. Pursuant to the terms of the Warrant Agreement, the company has determined that the initial exercise price of the Warrants shall be $63.74. On April 7, 2022, the company delivered notice of the initial exercise price to the Warrant Agent and the Warrants became exercisable for shares of the company’s common stock. On or about April 25, 2022, the warrants began trading over-the-counter under the symbol "UNTCW".

Below is the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Loss on derivatives	$(64,076)	$(22,831)
Cash settlements paid on commodity derivatives	(21,239)	(3,304)
Loss on derivatives less cash settlements paid on commodity derivatives	$(42,837)	$(19,527)

Loss on change in fair value of warrants	$(36,612)	$—

Results of Operations
Three months ended March 31, 2022 versus three months ended March 31, 2021
Provided below is a comparison of selected operating and financial data:

	Three Months Ended March 31,		Change	Percent Change (1)
	2022	2021
	(In thousands unless otherwise specified)
Total revenue, before inter-segment eliminations	$199,662	$130,309	$69,353	53%
Total revenue, after inter-segment eliminations	$188,365	$120,897	$67,468	56%
Net income (loss)	$(52,705)	$(591)	$(52,114)	NM
Net income (loss) attributable to non-controlling interest	$(5,828)	$1,346	$(7,174)	NM
Net loss attributable to Unit Corporation	$(46,877)	$(1,937)	$(44,940)	NM

Oil and Natural Gas:
Revenue, before inter-segment eliminations	$87,582	$55,024	$32,558	59%
Operating costs, before inter-segment eliminations	$24,000	$19,993	$4,007	20%
Average oil price (Bbl)	$59.72	$47.29	$12.43	26%
Average oil price excluding derivatives (Bbl)	$92.22	$56.12	$36.10	64%
Average NGLs price (Bbl)	$32.91	$17.96	$14.95	83%
Average NGLs price excluding derivatives (Bbl)	$32.91	$17.96	$14.95	83%
Average natural gas price (Mcf)	$3.31	$2.77	$0.54	19%
Average natural gas price excluding derivatives (Mcf)	$4.54	$2.72	$1.82	67%
Oil production (MBbls)	406	413	(7)	(2)%
NGL production (MBbls)	613	641	(28)	(4)%
Natural gas production (MMcf)	6,514	7,403	(889)	(12)%

Contract Drilling:
Revenue, before inter-segment eliminations	$28,882	$15,674	$13,208	84%
Operating costs, before inter-segment eliminations	$26,237	$11,871	$14,366	121%
Average number of drilling rigs in use	15.5	9.4	6.1	65%
Total drilling rigs available for use at the end of the period	21	21	—	—%
Average dayrate on daywork contracts	$19,756	$18,127	$1,629	9%

Mid-Stream: (2)
Revenue, before inter-segment eliminations	$83,198	$59,610	$23,588	40%
Operating costs, before inter-segment eliminations	$73,771	$49,111	$24,660	50%
Gas gathered--Mcf/day	348,859	299,591	49,268	16%
Gas processed--Mcf/day	146,368	121,138	25,230	21%
Gas liquids sold--gallons/day	456,700	409,285	47,415	12%
Number of natural gas gathering systems	18	17	1	6%
Number of processing plants	12	11	1	9%

Corporate and Other:
General and administrative expense, before inter-segment eliminations	$5,915	$6,289	$(374)	(6)%
Other income (expense):
Interest expense, net	$(274)	$(2,706)	$2,432	(90)%
Reorganization items, net	$(3)	$(1,136)	$1,133	(100)%
Loss on derivatives	$(64,076)	$(22,831)	$(41,245)	(181)%
Loss on change in fair value of warrants	$(36,612)	$—	$(36,612)	—%
Loss on deconsolidation of Superior	$(13,141)	$—	$(13,141)	—%
Income tax benefit	$—	$—	$—	—%
Average interest rate	0.3%	6.8%	(6.5)%	(96)%
Average long-term debt outstanding	$12,747	$93,227	$(80,480)	(86)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Mid-Stream activity and metrics shown in this table for the three months ended March 31, 2022 reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022.

Oil and Natural Gas

Oil and natural gas revenues increased $32.6 million or 59% in the first quarter of 2022 as compared to the first quarter of 2021 primarily due to higher commodity prices, partially offset by lower production volumes. In the first quarter of 2022, as compared to the first quarter of 2021, oil production decreased 2%, natural gas production decreased 12%, and NGLs production decreased 4%. The decrease in volumes was due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions. Including derivatives settled, average oil prices increased 26% to $59.72 per barrel, average natural gas prices increased 19% to $3.31 per Mcf, and NGLs prices increased 83% to $32.91 per barrel.

Oil and natural gas operating costs increased 4.0 million or 20% between the comparative first quarters of 2022 and 2021 primarily due to increased production taxes on higher revenues as well as increased employee compensation costs.

Contract Drilling

Drilling revenues increased $13.2 million or 84% in the first quarter of 2022 versus the first quarter of 2021. The increase was driven primarily by an increase in average number of rigs in use from 9.4 in the first quarter of 2021 to 15.5 in the first quarter of 2022.

Drilling operating costs increased $14.4 million or 121% between the comparative first quarters of 2022 and 2021. The change was primarily due to an increase in the average number of operating rigs and the associated start up costs bringing stacked rigs back into service.

Mid-Stream

Our mid-stream revenues increased $23.6 million or 40% in the first quarter of 2022 as compared to the first quarter of 2021 primarily due to higher gas, NGL, and condensate prices as well as higher volumes. Gas processed volumes per day increased 21% while gas gathered volumes per day increased 16% between the comparative quarters primarily due to connecting new wells as well as new volumes from the processing plant and gathering system acquired in November 2021, partially offset by the absence of March 2022 activity as a result of the March 1, 2022 deconsolidation of Superior.

Operating costs increased 24.7 million or 50% in the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher gas, NGL, and condensate prices as well as higher purchase volumes related to the processing plant and gathering system acquired in November 2021, partially offset by the absence of March 2022 activity as a result of the March 1, 2022 deconsolidation of Superior.

General and Administrative

Corporate general and administrative expenses decreased $0.4 million or 6% in the first quarter of 2022 as compared to the first quarter of 2021 primarily due to the absence of separation benefits expensed in the first quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $2.4 million between the comparative first quarters of 2022 and 2021 primarily due to a 86% decrease in average long-term debt outstanding and a decrease in the average interest rate. Our average interest rate decreased from 6.8% in the first quarter of 2021 to 0.3% in the first quarter of 2022. Our average debt outstanding decreased $80.5 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to payments made under the Exit credit agreement and the deconsolidation of Superior's outstanding long-term debt, partially offset by borrowings under the Superior credit agreement prior to deconsolidation.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Loss on Derivatives

Loss on derivatives increased by $41.2 million primarily due to increases in the forward prices used to estimate the fair value of our commodity derivatives.

Loss on Change in Fair Value of Warrants

Loss on change in fair value of warrants increased by $36.6 million primarily due to changes in the underlying assumptions used to estimate the fair value, including entity value, volatility, duration to exercise, and other inputs.

Loss on Deconsolidation of Superior

Loss on deconsolidation of $13.1 million during the first quarter of 2022 represents the loss recognized on the March 1, 2022 deconsolidation of Superior.

Income Tax Benefit

We did not record an income tax benefit in the first quarter of 2022 or in the first quarter of 2021 due to the company's full valuation allowance against our net deferred tax asset. We paid no income taxes in the first quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily because of changes in commodity prices and interest rates.

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first three months 2022 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $0.2 million per month ($2.6 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $0.1 million per month ($1.7 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $0.2 million per month ($2.5 million annualized) change in our pre-tax operating cash flow.

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

As of March 31, 2022, we had the following commodity derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Apr'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Apr'22 - Jun'22	Crude oil - swap	824 Bbl/day	$70.30	WTI - NYMEX
Apr'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our Exit credit agreement as its borrowings carry variable interest rates. We had no outstanding borrowings under this facility as of March 31, 2022. See Note 9 – Long-Term Debt and Other Long-Term Liabilities for more information on the Exit credit agreement.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For further information about the outstanding legal proceedings, please see Note 16 – Commitments And Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed below, if any, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 10 - Long-Term Debt And Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million.

In June 2021, the company's board of directors (the Board) authorized repurchasing up to $25.0 million of the company’s outstanding common stock. In October 2021, the Board authorized an increase from $25.0 million of authorized repurchases to $50.0 million. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. The company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of March 31, 2022, we had repurchased a total of 1,271,963 shares at an average share price of $32.57 for an aggregate purchase price of $41.4 million under the repurchase program.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of March 31, 2022 totaled 1,949,963. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets as of March 31, 2022.

The table below shows share repurchase activity for the three months ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
				(in thousands)
January 1, 2022 through January 31, 2022	—	$—	—	$8,570
February 1, 2022 through February 28, 2022	—	$—	—	$8,570
March 1, 2022 through March 31, 2022	—	$—	—	$8,570

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1	Superior Amended and Restated Credit Agreement dated as of April 29, 2022

31.1	Certification of Chief Executive Officer under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a – 14(a) of the Exchange Act.

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

Unit Corporation

Date:	May 12, 2022	By: /s/ Philip B. Smith
PHILIP B. SMITH
President and Chief Executive Officer

Date:	May 12, 2022	By: /s/ Thomas D. Sell
THOMAS D. SELL
Chief Financial Officer