Form 10-Q
period 2022-06-30
UNIT CORP
filed 2022-08-11
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒
Smaller reporting company ☒                Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒
As of August 11, 2022, 9,779,903 shares of the registrant's common stock were outstanding.

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
•our ability to utilize the benefits of net operating losses and other deferred tax assets against potential future taxable income;
•the number of gathering systems and processing plants our mid-stream investment may plan to construct or acquire;
•volumes and prices for the natural gas our mid-stream investment gathers and processes;
•expansion and growth of our business and operations;
•demand for our drilling rigs and the rates we charge for the rigs;
•our belief that the outcome of our legal proceedings will not materially affect our financial results;
•our ability to timely secure third-party services used in completing our wells;
•our mid-stream investment's ability to transport or convey our oil, NGLs, or natural gas production to existing pipeline systems;
•the impact of federal and state legislative and regulatory actions affecting our costs and increasing operating restrictions or delays and other adverse impacts on our business;
•the possibility of security threats, including terrorist attacks and cybersecurity breaches, against or otherwise affecting our facilities and systems;
•any projected production guidelines we may issue;
•our anticipated capital budgets;
•our financial condition and liquidity;
•the number of wells our oil and natural gas segment plans to drill; and
•our estimates of any ceiling test write-downs or other potential asset impairments we may have to record in future periods.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$115,628	$64,140
Accounts receivable, net of allowance for credit losses of $2,355 and $2,511 as of June 30, 2022 and December 31, 2021, respectively	69,268	87,248
Prepaid expenses and other	2,467	5,542
Total current assets	187,363	156,930
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	224,462	225,014
Unproved properties not being amortized	2,194	422
Drilling equipment	70,062	66,058
Gas gathering and processing equipment	—	274,748
Transportation equipment	2,024	4,550
Other	8,645	8,631
	307,387	579,423
Less accumulated depreciation, depletion, amortization, and impairment	88,133	128,880
Net property and equipment	219,254	450,543
Equity method investment (Note 15)	1,658	—
Right of use asset (Note 14)	7,362	12,445
Other assets	6,755	9,559
Total assets (1)	$422,392	$629,477
1.Unit Corporation no longer consolidates the balance sheet of Superior Pipeline Company, L.L.C. (Superior) as of June 30, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment. Unit Corporation's consolidated total assets as of December 31, 2021 included current and long-term assets of Superior of $61.1 million and $229.5 million, respectively, which can only be used to settle obligations of Superior. Unit Corporation's consolidated cash and cash equivalents of $64.1 million as of December 31, 2021 included $17.2 million held by Superior.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	June 30, 2022	December 31, 2021
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,718	$58,625
Accrued liabilities (Note 8)	20,422	22,450
Current operating lease liability (Note 14)	1,571	3,791
Current derivative liabilities (Note 12)	48,844	40,876
Warrant liability (Note 12)	—	19,822
Current portion of other long-term liabilities (Note 9)	5,009	5,574
Total current liabilities	107,564	151,138
Long-term debt (Note 9)	—	19,200
Non-current derivative liabilities (Note 12)	17,231	17,855
Operating lease liability (Note 14)	5,853	8,677
Other long-term liabilities (Note 9)	31,376	32,939
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,028,561 shares issued and 9,831,169 outstanding at June 30, 2022, and 12,000,000 shares issued and 10,050,037 outstanding at December 31, 2021	120	120
Treasury stock (Note 5)	(65,241)	(51,965)
Capital in excess of par value	251,202	198,171
Retained earnings	74,287	41,071
Total shareholders’ equity attributable to Unit Corporation	260,368	187,397
Non-controlling interests in consolidated subsidiaries	—	212,271
Total shareholders' equity	260,368	399,668
Total liabilities and shareholders’ equity (1)	$422,392	$629,477
1.Unit Corporation no longer consolidates the balance sheet of Superior as of June 30, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment. Unit Corporation's consolidated total liabilities as of December 31, 2021 included current and long-term liabilities of Superior of $42.3 million and $21.2 million, respectively. All of Unit Corporation's consolidated long-term debt of $19.2 million as of December 31, 2021 was held by Superior.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$100,912	$41,970	$177,722	$96,994
Contract drilling	33,642	18,061	62,524	33,735
Gas gathering and processing	—	74,026	82,673	124,225
Total revenues	134,554	134,057	322,919	254,954
Expenses:
Operating costs:
Oil and natural gas	27,619	15,487	51,094	34,636
Contract drilling	25,763	14,080	52,000	25,951
Gas gathering and processing	—	45,056	62,388	84,719
Total operating costs	53,382	74,623	165,482	145,306
Depreciation, depletion, and amortization	5,661	16,364	16,931	33,875
General and administrative	7,421	5,751	13,947	12,920
Gain on disposition of assets (Note 4)	(2,066)	(1,710)	(4,241)	(2,182)
Total operating expenses	64,398	95,028	192,119	189,919
Income from operations	70,156	39,029	130,800	65,035
Other income (expense):
Interest, net	(97)	(487)	(371)	(3,193)
Gain (loss) on derivatives (Note 12)	2,609	(42,400)	(61,467)	(65,231)
Gain (loss) on change in fair value of warrants (Note 12)	7,289	(3,574)	(29,323)	(3,574)
Loss on deconsolidation of Superior (Note 15)	—	—	(13,141)	—
Reorganization items, net	(39)	(1,852)	(42)	(2,988)
Other, net	175	(831)	932	(755)
Total other income (expense)	9,937	(49,144)	(103,412)	(75,741)
Income (loss) before income taxes	80,093	(10,115)	27,388	(10,706)
Income tax expense (benefit):
Current	—	—	—	—
Deferred	—	—	—	—
Total income taxes	—	—	—	—
Net income (loss)	80,093	(10,115)	27,388	(10,706)
Net income (loss) attributable to non-controlling interest (Note 15)	—	2,879	(5,828)	4,225
Net income (loss) attributable to Unit Corporation	$80,093	$(12,994)	$33,216	$(14,931)
Net income (loss) attributable to Unit Corporation per common share (Note 7):
Basic	$7.99	$(1.09)	$3.31	$(1.25)
Diluted	$7.82	$(1.09)	$3.25	$(1.25)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2021	$120	$(51,965)	$198,171	$41,071	$212,271	$399,668
Net loss	—	—	—	(46,877)	(5,828)	(52,705)
Distributions to non-controlling interests	—	—	—	—	(9,479)	(9,479)
Deconsolidation of Superior	—	—	—	—	(196,964)	(196,964)
Activity in stock-based compensation plans	—	—	1,038	—	—	1,038
Balances as of March 31, 2022	$120	$(51,965)	$199,209	$(5,806)	$—	$141,558
Net income	—	—	—	80,093	—	80,093
Activity in stock-based compensation plans	—	—	2,848	—	—	2,848
Repurchases of common stock	—	(13,276)	—	—	—	(13,276)
Warrant liability reclassification	—	—	49,145	—	—	49,145
Balances as of June 30, 2022	$120	$(65,241)	$251,202	$74,287	$—	$260,368

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2020	$120	$—	$197,242	$(18,140)	$246,371	$425,593
Net income (loss)	—	—	—	(1,937)	1,346	(591)
Activity in stock-based compensation plans	—	—	74	—	16	90
Balances as of March 31, 2021	$120	$—	$197,316	$(20,077)	$247,733	$425,092
Net income (loss)	—	—	—	(12,994)	2,879	(10,115)
Activity in stock-based compensation plans	—	—	245	—	15	260
Distributions to non-controlling interests	—	—	—	—	(12,344)	(12,344)
Repurchases of common stock	—	(9,048)	—	—	—	(9,048)
Balances as of June 30, 2021	$120	$(9,048)	$197,561	$(33,071)	$238,283	$393,845

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2022
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$27,388	$(10,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,931	33,875
Loss on derivatives (Note 12)	61,467	65,231
Cash payments on derivatives settled (Note 12)	(54,123)	(9,707)
Loss on change in fair value of warrants (Note 12)	29,323	3,574
Loss on deconsolidation of Superior (Note 15)	13,141	—
Gain on disposition of assets (Note 4)	(4,241)	(2,182)
Stock-based compensation plans (Note 6)	3,886	350
Change in credit loss reserve	(156)	482
ARO liability accretion (Note 10)	974	931
Contract assets and liabilities, net (Note 3)	83	1,584
Noncash reorganization items	(77)	433
Other, net	(673)	(1,009)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(23,090)	(6,336)
Prepaid expenses and other	2,288	2,536
Accounts payable	8,119	(2,279)
Accrued liabilities	7,079	(3,852)
Income taxes	(178)	1,116
Contract advances	(16)	(76)
Net change in operating assets and liabilities	(5,798)	(8,891)
Net cash provided by operating activities	88,125	73,965
INVESTING ACTIVITIES:
Capital expenditures	(16,474)	(7,673)
Deconsolidation of Superior cash and cash equivalents (Note 15)	(10,119)	—
Proceeds from disposition of property and equipment (Note 4)	12,711	15,278
Net cash provided by (used in) investing activities	(13,882)	7,605
FINANCING ACTIVITIES:
Borrowings under line of credit (Note 9)	—	3,900
Payments under line of credit (Note 9)	—	(67,900)
Net payments on finance leases (Note 14)	—	(3,216)
Distributions to non-controlling interests (Note 15)	(9,479)	(12,344)
Repurchases of common stock (Note 5)	(13,276)	(9,048)
Bank overdrafts	—	1,313
Net cash used in financing activities	(22,755)	(87,295)
Net increase (decrease) in cash and cash equivalents	51,488	(5,725)
Cash and cash equivalents, beginning of period	64,140	12,714
Cash and cash equivalents, end of period	$115,628	$6,989

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Six Months Ended June 30, 2022
	2022	2021
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest paid	$456	$3,764
Income taxes	178	(1,116)
Reorganization items	35	2,554
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	(1,840)	(3,318)
Non-cash (additions) reductions to oil and natural gas properties related to asset retirement obligations	(1,427)	1,115
Non-cash trade of property and equipment	30	—

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

Oil and Natural Gas. Carried out by our subsidiary, Unit Petroleum Company (UPC), we develop, acquire, and produce oil and natural gas properties for our own account. Our producing oil and natural gas properties, unproved properties, and related assets are primarily located in Oklahoma and Texas, and to a lesser extent, in Arkansas, Kansas, Louisiana, and North Dakota.

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

The unaudited condensed consolidated financial statements include the accounts of Unit Corporation and its subsidiaries. We consolidated the financial position, operating results, and cash flows of Superior prior to March 1, 2022, on which date the Master Services and Operating Agreement (MSA) was amended and restated, with the result that we no longer consolidate Superior's financial position, operating results, and cash flows during periods subsequent to March 1, 2022. Accordingly, the unaudited condensed consolidated financial statements and notes reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022. See Note 15 – Superior Investment for more information on the Superior investment and consolidation conclusions. All intercompany transactions and accounts between consolidated entities have been eliminated, including activity between Unit and Superior during the two months prior to March 1, 2022. Intercompany transactions and accounts between Unit and Superior subsequent to March 1, 2022 are not eliminated.

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

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under three segments: oil and natural gas, contract drilling, and mid-stream which is consistent with how we report our segment revenue in Note 19 – Industry Segment Information. Revenue from the oil and natural gas segment is from sales of our oil and natural gas production. Revenue from the contract drilling segment comes from contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on period. Revenues from the mid-stream segment are generated from the fees earned for gas gathering and processing services provided to a customer or by selling of hydrocarbons to other mid-stream companies.

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

Contract Assets and Liabilities

The table below shows the changes in our contract asset and contract liability balances during periods presented:

	Classification on the unaudited condensed consolidated balance sheets	June 30, 2022	December 31, 2021	Change
		(In thousands)
Assets
Current contract assets	Prepaid expenses and other	$—	$174	$(174)
Non-current contract assets	Other assets	—	—	—
Total contract assets		$—	$174	$(174)

Liabilities
Current contract liabilities	Current portion of other long-term liabilities	$560	$1,588	$(1,028)
Non-current contract liabilities	Other long-term liabilities	188	200	(12)
Total contract liabilities		748	1,788	(1,040)
Contract assets (liabilities), net		$(748)	$(1,614)	$866

NOTE 4 – DIVESTITURES

Oil and Natural Gas

The company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the “Divestiture Program”). On October 4, 2021, the company announced that it was expanding the Divestiture Program to include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves, and on January 20, 2022, the company announced that it had retained a financial advisor and launched the process. On June 10, 2022, the company announced that it had ended its engagement with the financial advisor and terminated the process. During the process, the Company entered into an agreement to sell its Texas Gulf Coast oil and gas properties.

On July 1, 2022, the company closed on the sale of certain wells and related leases near the Texas Gulf Coast for cash proceeds of $43.7 million, subject to customary post-closing adjustments based on an effective date of April 1, 2022. These proceeds will reduce the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

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

On May 6, 2021, the company closed on the sale of substantially all of our wells and the leases related thereto located in Reno and Stafford Counties, Kansas for proceeds of $7.1 million, excluding post-closing adjustments. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

Net proceeds for the sale of other non-core oil and natural gas assets totaled $1.9 million and $2.7 million during the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $4.4 million during the six months ended June 30, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling

Proceeds for the sale of non-core contract drilling assets totaled $4.2 million and $1.9 million during the three months ended June 30, 2022 and 2021, respectively, and $6.4 million and $3.9 million during the six months ended June 30, 2022 and 2021, respectively. These proceeds resulted in net gains of $2.0 million and $1.6 million during the three months ended June 30, 2022 and 2021, respectively, and $4.2 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively. The net gains are presented within gain on disposition of assets in the unaudited condensed consolidated statements of operations.

NOTE 5 – CAPITAL STOCK

Stock Repurchases

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 9 - Long-Term Debt And Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million.

In June 2021, the company's board of directors (the Board) authorized repurchasing up to $25.0 million of the company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. The company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of June 30, 2022, we had repurchased a total of 1,519,392 shares under the repurchase program at an average share price of $36.00 for an aggregate purchase price of $54.7 million. Subsequent to June 30, 2022, we have repurchased an additional 75,000 shares under the repurchase program for an aggregate purchase price of $3.8 million.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of June 30, 2022 totaled 2,197,392. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets as of June 30, 2022.

Warrants

Each holder of Unit common stock outstanding (Old Common Stock) before the September 3, 2020 emergence from bankruptcy (Emergence Date) that did not opt out of the release under the Chapter 11 plan of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the company. As of June 30, 2022, the company had issued 1,822,203 warrants.

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

See Note 12 - Derivatives for more information on how the warrants are treated in our unaudited condensed consolidated financial statements.

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

The table below summarizes the stock-based compensation expense activity recognized during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Recognized stock compensation expense	$2,847	$216	$3,885	$216
Capitalized stock compensation cost for our oil and natural gas properties	—	—	—	—
Tax benefit on stock-based compensation	$697	$53	$952	$53

The tables below summarize the activity pertaining to nonvested RSUs during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	322,855	$26.80	—	$—
Granted	—	—	109,008	12.90
Vested	(28,037)	13.39	—	—
Forfeited	—	—	—	—
Nonvested RSUs, end of period	294,818	$28.07	109,008	$12.90

	Six Months Ended June 30,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	315,529	$26.71	—	$—
Granted (1)	7,850	30.50	109,008	12.90
Vested	(28,561)	13.71	—	—
Forfeited	—	—	—	—
Nonvested RSUs, end of period (2)	294,818	$28.07	109,008	$12.90
1.RSUs granted in January 2022 had an aggregate grant date fair value of $0.2 million and vest equally each month for thirty months. RSUs granted in April 2021 had an aggregate grant date fair value of $1.4 million and vest 25% on each of the following dates: May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024.
2.The aggregate compensation cost related to nonvested RSUs not yet recognized as of June 30, 2022 was $5.6 million with a weighted average remaining service period of 1.3 years.

The tables below summarize the activity pertaining to outstanding stock options during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	374,834	$45.00	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding stock options, end of period	374,834	$45.00	—	$—

	Six Months Ended June 30,
	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	361,418	$45.00	—	$—
Granted (1)	13,416	45.00	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding stock options, end of period (2)	374,834	$45.00	—	$—
1.Stock options granted in January 2022 had an aggregate grant date fair value of $0.1 million and 100% vest on the first anniversary of the grant date.
2.Stock options outstanding as of June 30, 2022 had a weighted average remaining contractual term of 4.2 years and an aggregate intrinsic value of $2.1 million. None of the stock options outstanding as of June 30, 2022 were exercisable. The aggregate compensation cost related to outstanding options not yet recognized as of June 30, 2022 was $2.6 million with a weighted average remaining service period of 1.2 years.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The tables below show the calculation of loss per share attributable to Unit Corporation using the treasury stock method for the periods indicated:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Three months ended June 30, 2022
Basic earnings attributable to Unit Corporation per common share	$80,093	10,025	$7.99
Effect of dilutive restricted stock units and stock options (1)	—	223	(0.17)
Diluted earnings attributable to Unit Corporation per common share	$80,093	10,248	$7.82
Three months ended June 30, 2021
Basic loss attributable to Unit Corporation per common share	$(12,994)	11,901	$(1.09)
Effect of dilutive restricted stock units (2)	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(12,994)	11,901	$(1.09)
1.The diluted earnings per share calculation for the three months ended June 30, 2022 excludes the effects related to 1,822,203 average outstanding warrants with a $63.74 exercise price because their inclusion would be antidilutive.
2.The diluted loss per share calculation for the three months ended June 30, 2021 excludes the effect related to 77,863 average outstanding restricted stock units because their inclusion would be antidilutive.

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Six months ended June 30, 2022
Basic earnings attributable to Unit Corporation per common share	$33,216	10,037	$3.31
Effect of dilutive restricted stock units and stock options (1)	—	189	(0.06)
Diluted earnings attributable to Unit Corporation per common share	$33,216	10,226	$3.25
Six months ended June 30, 2021
Basic loss attributable to Unit Corporation per common share	$(14,931)	11,950	$(1.25)
Effect of dilutive restricted stock units (2)	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(14,931)	11,950	$(1.25)
1.The diluted earnings per share calculation for the six months ended June 30, 2022 excludes the effects related to 361,418 average outstanding stock options with a $45.00 exercise price and 1,822,203 average outstanding warrants with a $63.74 exercise price because their inclusion would be antidilutive.
2.The diluted loss per share calculation for the six months ended June 30, 2021 excludes the effect related to 39,147 average outstanding restricted stock units because their inclusion would be antidilutive.

NOTE 8 – ACCRUED LIABILITIES

The table below provides detail on our accrued liabilities as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Employee costs	$11,565	$10,005
Lease operating expenses	3,735	3,451
Capital expenditures	1,658	3,962
Taxes	2,315	3,320
Interest payable	97	296
Other	1,052	1,416
Total accrued liabilities	$20,422	$22,450
NOTE 9 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

The table below provides detail on our outstanding long-term debt as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Long-term debt:
Exit credit agreement	$—	$—
Superior credit agreement (1)		$19,200
1.Unit Corporation no longer consolidates the balance sheet of Superior as of June 30, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment.

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

On July 1, 2022, the RBL Facility borrowing base was automatically reduced to $31.3 million as a result of closing the Texas Gulf Coast properties sale discussed in Note 4 - Divestitures.

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

The Exit credit agreement requires the company to comply with certain financial ratios, including a covenant that the company will not permit the Net Leverage Ratio (as defined in the Exit credit agreement) as of the last day of the fiscal quarters ended (i) December 31, 2020 and March 31, 2021, to be greater than 4.00 to 1.00, (ii) June 30, 2021 and September 30, 2021, to be greater than 3.75 to 1.00, and (iii) December 31, 2021 and any fiscal quarter thereafter, to be greater than 3.25 to 1.00. In addition, beginning with the fiscal quarter ended December 31, 2020, the company may not (a) permit the Current Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter to be less than 1.00 to 1.00 or (b) permit the Interest Coverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter to be less than 2.50 to 1.00. The Exit credit agreement also contains provisions, among others, that limit certain capital expenditures, and require certain hedging activities. The Exit credit agreement further requires the company to provide quarterly financial statements within 45 days after the end of each of the first three quarters of each fiscal year and annual financial statements within 90 days after the end of each fiscal year. As of June 30, 2022, Unit was in compliance with these covenants.

The Exit credit agreement is secured by first-priority liens on substantially all of the personal and real property assets of the Borrowers and the Guarantors, including the company’s ownership interests in Superior.

As of June 30, 2022, we had no long-term borrowings and $2.4 million of letters of credit outstanding under the Exit credit agreement.

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

The Superior credit agreement required that Superior maintain a Consolidated EBITDA to interest expense ratio for the most-recently ended rolling four quarters of at least 2.50 to 1.00, and a funded debt to Consolidated EBITDA ratio of not greater than 4.00 to 1.00. The agreement also contained several customary covenants that restrict (subject to certain exceptions) Superior’s ability to incur additional indebtedness, create additional liens on its assets, make investments, pay distributions, sign sale and leaseback transactions, engage in certain transactions with affiliates, engage in mergers or consolidations, sign hedging arrangements, and acquire or dispose of assets. Superior was in compliance with these covenants as of June 30, 2022.

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

Other Long-Term Liabilities

The table below provides detail on our other long-term liabilities as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Asset retirement obligation (ARO) liability	$25,406	$25,688
Workers’ compensation	7,483	7,925
Contract liability	748	1,788
Separation benefit plans	1,658	2,022
Gas balancing liability	1,090	1,090
	36,385	38,513
Less: current portion	5,009	5,574
Total other long-term liabilities	$31,376	$32,939

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

The following table shows certain information about our estimated AROs for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
ARO liability, beginning of period	$25,688	$23,356
Accretion of discount	974	931
Liability incurred	17	1
Liability settled	(86)	(302)
Liability sold	(2,671)	(721)
Revision of estimates (1)	1,484	(93)
ARO liability, end of period	25,406	23,172
Less: current portion	2,707	2,132
Total long-term ARO	$22,699	$21,040
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

The following table summarizes activity for our workers' compensation liability during the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Workers' compensation liability, beginning of period	$7,925	$10,164
Claims and valuation adjustments	(229)	1,748
Payments	(213)	(182)
Workers' compensation liability, end of period	7,483	11,730
Less: current portion	1,283	1,819
Long-term workers' compensation liability	$6,200	$9,911

Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under these policies as of June 30, 2022 and December 31, 2021 are $3.8 million and $4.0 million, respectively, and are included in other assets on our unaudited condensed consolidated balance sheets.

NOTE 12 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions as well as certain requirements stipulated in the Exit credit agreement. Our commodity derivative transactions consisted of the following types of hedges as of June 30, 2022:

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

We do not engage in derivative transactions for speculative purposes and have not designated any of our hedges for hedge accounting purposes. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of June 30, 2022.

The following non-designated commodity hedges were outstanding as of June 30, 2022:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jul'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Jul'22 - Feb'23	Natural gas - swap	18,765 MMBtu/day	$9.14	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Jul'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Jul'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Jul'22 - Dec'22	Crude oil - swap	596 Bbl/day	$103.98	WTI - NYMEX
Jan'23 - Feb'23	Crude oil - swap	1,339 Bbl/day	$95.40	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Warrants

Prior to the determination of the initial exercise price, we recognized the fair value of the warrants as a derivative liability on our unaudited condensed consolidated balance sheets with changes in the liability reported as gain (loss) on change in fair value of warrants in our unaudited condensed consolidated statements of operations. On April 7, 2022, the company delivered notice of the initial $63.74 exercise price resulting in the warrants meeting the definition of an equity instrument. Accordingly, we recognized the change in the fair value of the warrant liability in our unaudited condensed consolidated statements of operations and reclassified the $49.1 million warrant liability to capital in excess of par value on the unaudited condensed consolidated balance sheets as of April 7, 2022. The warrants will continue to be reported as capital in excess of par and are no longer subject to future fair value adjustments.

The following tables present the recognized derivative assets and liabilities on our unaudited condensed consolidated balance sheets:

		Balances as of June 30, 2022
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Assets:
Current Commodity Derivatives	Current derivative assets	$16,481	$(16,481)	$—
Long-term Commodity Derivatives	Non-current derivative assets	—	—	—
Total derivative assets		$16,481	$(16,481)	$—
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$65,325	$(16,481)	$48,844
Long-term Commodity Derivatives	Non-current derivative liabilities	17,231	—	17,231
Total derivative liabilities		$82,556	$(16,481)	$66,075

		Balances as of December 31, 2021
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$40,876	$—	$40,876
Long-term Commodity Derivatives	Non-current derivative liabilities	17,855	—	17,855
Warrant Liability	Warrant liability	19,822	—	19,822
Total derivative liabilities		$78,553	$—	$78,553

The following table shows the activity related to derivative instruments in the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gain (loss) on derivatives	$2,609	$(42,400)	$(61,467)	$(65,231)
Cash settlements paid on commodity derivatives	(32,884)	(6,403)	(54,123)	(9,707)
Gain (loss) on derivatives less cash settlements paid on commodity derivatives	$35,493	$(35,997)	$(7,344)	$(55,524)

Gain (loss) on change in fair value of warrants	$7,289	$(3,574)	$(29,323)	$(3,574)

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

Recurring Fair Value Measurements

The following tables set forth our recurring fair value measurements by level:

	Balances as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$66,075	$—	$66,075
	$—	$66,075	$—	$66,075

	Balances as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$58,731	$—	$58,731
Warrant liability	—	—	19,822	19,822
	$—	$58,731	$19,822	$78,553

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

We determined that the non-performance risk regarding our commodity derivative counterparties was immaterial based on our valuation at June 30, 2022.
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

The following table summarizes the activity of our recurring Level 3 fair value measurements during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Beginning of period	$56,434	$885	$19,822	$885
(Gain) loss on change in warrant liability	(7,289)	3,574	29,323	3,574
Reclassification of warrant liability to capital in excess of par value	(49,145)	—	(49,145)	—
End of period	$—	$4,459	$—	$4,459

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

The following table sets forth the maturities, weighted average remaining lease term, and weighted average discount rate of our operating lease liabilities as of June 30, 2022:

Amount
(In thousands)
Ending June 30,
2022	$2,017
2023	1,996
2024	2,024
2025	2,065
2026	437
2027 and beyond	—
Total future payments	8,539
Less: Interest	1,115
Present value of future minimum operating lease payments	7,424
Less: Current portion	1,571
Total long-term operating lease payments	$5,853

Weighted average remaining lease term (years)	4.2
Weighted average discount rate (1)	6.65%
1.Our weighted average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

Finance Leases. During 2014, Superior entered into finance lease agreements for 20 compressors with initial terms of seven years and an option to purchase the assets at 10% of their then fair market value at the end of the term. These finance leases were discounted using annual rates of 4.0% and the underlying assets were included in gas gathering and processing equipment. Superior purchased the leased assets for $3.0 million in May 2021.

The following table shows information about our lease assets and liabilities on our unaudited condensed consolidated balance sheets:

	Classification on the unaudited condensed consolidated balance sheets	June 30, 2022	December 31, 2021
		(In thousands)
Assets
Operating lease right of use assets	Right of use assets	$7,362	$12,445
Total right of use assets		$7,362	$12,445

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$1,571	$3,791
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	5,853	8,677
Total lease liabilities		$7,424	$12,468

The following table shows certain information related to the lease costs for our finance and operating leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Components of total lease cost:
Amortization of finance leased assets	$—	$181	$—	$1,248
Interest on finance lease liabilities	—	4	—	33
Operating lease cost	923	984	2,231	2,011
Short-term lease cost (1)	3,418	3,179	6,954	5,771
Variable lease cost	—	—		—
Total lease cost	$4,341	$4,348	$9,185	$9,063
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $0.7 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively.

The following table shows supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash payments made on operating leases	$2,190	$2,063
Cash payments made on finance leases	$—	$3,216
Lease liabilities recognized in exchange for new operating lease right of use assets	$909	$167

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

Superior paid cash distributions of $9.5 million to each of the Members in January 2022 representing Available Cash generated during the three months ended December 31, 2021, and paid distributions to SP Investor of $10.5 million in April 2022 representing Available Cash generated during the three months ended March 31, 2022 and $13.9 million in July 2022 representing Available Cash generated during the three months ended June 30, 2022. The distributions paid to SP Investor in July 2022 reduced the remaining Drilling Commitment Adjustment Amount to $48.2 million.

Distributions paid by Superior during the three and six months ended June 30, 2021 totaled $24.7 million. Unit and SP Investor each received 50% of these distributions.

Sale Event. After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of June 30, 2022, liquidation distributions paid first to SP Investor of $353.7 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $353.7 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

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

We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method, which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period. We recognized no equity earnings from our investment in Superior during the three and six months ended June 30, 2022.

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

Affiliate Activity. UPC's oil and natural gas revenues with Superior totaled $19.5 million and $9.3 million during the three months ended June 30, 2022 and 2021, respectively, and $35.8 million and $17.9 million during the six months ended June 30, 2022 and 2021, respectively. UPC's gas gathering and processing expenses with Superior totaled $0.8 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.7 million during the six months ended June 30, 2022 and 2021, respectively. Portions of this activity was eliminated for the periods during which Superior was consolidated by Unit.

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

NOTE 17 – INCOME TAXES

For the three and six months ended June 30, 2022 and 2021, respectively, the company’s effective income tax rate was 0.0% which differs from the statutory rate of 21.0% primarily due to changes in, and continued need of, our full valuation allowance, changes in the warrant liability valuation, and state income taxes.

We concluded that it is more likely than not that the net deferred tax asset will not be realized and has recorded a full valuation allowance, reducing the net deferred tax asset to zero. We maintained this conclusion as of June 30, 2022 and December 31, 2021. We will continue to evaluate whether the valuation allowance is needed in future reporting periods and it will remain until we can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained significant improvements in commodity prices, a sustained significant increase in rig utilization and/or rates, a material and sizable asset acquisition or disposition, and taxable events that could result from one or more future potential transactions. The valuation allowance does not prohibit the company from utilizing the tax attributes if the company recognizes taxable income. As long as we continue to conclude that the valuation allowance against the net deferred tax assets is necessary, the company will not have significant deferred income tax expense or benefit.

As of December 31, 2021, the company had an expected federal net operating loss carryforward of $385.5 million after consideration of the tax attribute reductions of IRC Section 108, finalization of the company’s 2020 federal income tax return, and pending finalization of the company's 2021 federal income tax return of which $190.5 million is subject to expiration between 2036 and 2037. As of December 31, 2021, our tax basis in UPC's properties was approximately $475.0 million.

NOTE 18 – TRANSACTIONS WITH RELATED PARTIES

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company. The company in the ordinary course of business, made payments for working interests, joint interest billings, and product purchases to, and received payments for working interests, drilling services, and joint interest billings from, Kaiser Francis Oil Company. Payments made to Kaiser Francis Oil Company totaled $0.7 million and $0.6 million while payments received totaled $3.6 million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and payments made to Kaiser Francis Oil Company totaled $4.2 million and $1.0 million while payments received totaled $7.5 million and $1.3 million during the six months ended June 30, 2022 and 2021, respectively.

One former director, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in several states. The company in the ordinary course of business, paid royalties, or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, sometimes, as lessee, regarding certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled $0.1 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively.

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

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended June 30, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$100,896	$—	$—	$—	$16	$100,912
Contract drilling	—	33,642	—	—	—	33,642
Total revenues	100,896	33,642	—	—	16	134,554
Expenses:
Operating costs:
Oil and natural gas	27,603	—	—	—	16	27,619
Contract drilling	—	25,763	—	—	—	25,763
Total operating costs	27,603	25,763	—	—	16	53,382
Depreciation, depletion, and amortization	4,027	1,558	—	76	—	5,661
Total expenses	31,630	27,321	—	76	16	59,043
General and administrative	—	—	—	7,421	—	7,421
Gain on disposition of assets	(25)	(2,041)	—	—	—	(2,066)
Income (loss) from operations	69,291	8,362	—	(7,497)	—	70,156
Gain on derivatives	—	—	—	2,609	—	2,609
Gain on change in fair value of warrants	—	—	—	7,289	—	7,289
Reorganization items, net	—	—	—	(39)	—	(39)
Interest, net	—	—	—	(97)	—	(97)
Other	13	9	—	153	—	175
Income before income taxes	$69,304	$8,371	$—	$2,418	$—	$80,093
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Three Months Ended June 30, 2021
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$59,776	$—	$—	$—	$(17,806)	$41,970
Contract drilling	—	18,061	—	—	—	18,061
Gas gathering and processing	—	—	66,323	—	7,703	74,026
Total revenues	59,776	18,061	66,323	—	(10,103)	134,057
Expenses:
Operating costs:
Oil and natural gas	16,350	—	—	—	(863)	15,487
Contract drilling	—	14,080	—	—	—	14,080
Gas gathering and processing	—	—	55,176	—	(10,120)	45,056
Total operating costs	16,350	14,080	55,176	—	(10,983)	74,623
Depreciation, depletion, and amortization	6,476	1,570	8,064	254	—	16,364
Total expenses	22,826	15,650	63,240	254	(10,983)	90,987
General and administrative	—	—	—	4,871	880	5,751
Gain on disposition of assets	(67)	(1,618)	—	(25)	—	(1,710)
Income (loss) from operations	37,017	4,029	3,083	(5,100)	—	39,029
Loss on derivatives	—	—	—	(42,400)	—	(42,400)
Loss on change in fair value of warrants	—	—	—	(3,574)	—	(3,574)
Reorganization items, net	—	—	—	(1,852)	—	(1,852)
Interest, net	—	—	641	(1,128)	—	(487)
Other	34	11	(850)	(26)	—	(831)
Income (loss) before income taxes	$37,051	$4,040	$2,874	$(54,080)	$—	$(10,115)
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Six Months Ended June 30, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream (2)	Corporate and Other	Eliminations (2)	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$188,478	$—	$—	$—	$(10,756)	$177,722
Contract drilling	—	62,524	—	—		62,524
Gas gathering and processing	—		83,198	—	(525)	82,673
Total revenues	188,478	62,524	83,198	—	(11,281)	322,919
Expenses:
Operating costs:
Oil and natural gas	51,603	—	—	—	(509)	51,094
Contract drilling	—	52,000	—	—	—	52,000
Gas gathering and processing	—	—	73,771	—	(11,383)	62,388
Total operating costs	51,603	52,000	73,771	—	(11,892)	165,482
Depreciation, depletion, and amortization	8,075	3,092	5,614	150	—	16,931
Impairment	—	—	—	—	—	—
Total expenses	59,678	55,092	79,385	150	(11,892)	182,413
General and administrative	—	—	—	13,336	611	13,947
(Gain) loss on disposition of assets	(79)	(4,165)	—	3	—	(4,241)
Income (loss) from operations	128,879	11,597	3,813	(13,489)	—	130,800
Loss on derivatives	—	—	—	(61,467)	—	(61,467)
Loss on change in fair value of warrants	—	—	—	(29,323)	—	(29,323)
Loss on deconsolidation of Superior	—	—	—	(13,141)	—	(13,141)
Reorganization items, net	—	—	—	(42)	—	(42)
Interest, net	—	—	(179)	(192)	—	(371)
Other	721	28	17	166	—	932
Income (loss) before income taxes	$129,600	$11,625	$3,651	$(117,488)	$—	$27,388
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.
2.Includes Superior activity for the two months prior to the March 1, 2022 deconsolidation, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment.

	Six Months Ended June 30, 2021
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$114,801	$—	$—	$—	$(17,807)	$96,994
Contract drilling	—	33,735	—	—	—	33,735
Gas gathering and processing	—	—	125,932	—	(1,707)	124,225
Total revenues	114,801	33,735	125,932	—	(19,514)	254,954
Expenses:
Operating costs:
Oil and natural gas	36,343	—	—	—	(1,707)	34,636
Contract drilling	—	25,951	—	—	—	25,951
Gas gathering and processing	—	—	104,286	—	(19,567)	84,719
Total operating costs	36,343	25,951	104,286	—	(21,274)	145,306
Depreciation, depletion, and amortization	14,131	3,145	16,096	503	—	33,875
Impairment	—	—	—	—	—	—
Total expenses	50,474	29,096	120,382	503	(21,274)	179,181
Loss on abandonment of assets	—	—	—	—	—	—
General and administrative	—	—	—	11,160	1,760	12,920
(Gain) loss on disposition of assets	(87)	(2,146)	75	(24)	—	(2,182)
Income (loss) from operations	64,414	6,785	5,475	(11,639)	—	65,035
Loss on derivatives	—	—	—	(65,231)	—	(65,231)
Loss on change in fair value of warrants	—	—	—	(3,574)	—	(3,574)
Reorganization items, net	—	—	—	(2,988)	—	(2,988)
Interest, net	—	—	(416)	(2,777)	—	(3,193)
Other	90	16	(839)	(22)	—	(755)
Income (loss) before income taxes	$64,504	$6,801	$4,220	$(86,231)	$—	$(10,706)
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

We operate, manage, and analyze the results of our operations through our three principal business segments:

•Oil and Natural Gas – carried out by our subsidiary UPC. This segment produces, develops, and acquires oil and natural gas properties for our own account.
•Contract Drilling – carried out by our subsidiary UDC. This segment contracts to drill onshore oil and natural gas wells for others and for our oil and natural gas segment.
•Mid-Stream – carried out by Superior and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We hold a 50% investment in Superior.

Oil and Natural Gas

In our oil and natural gas segment, we are optimizing production and converting non-producing reserves to producing with selective drilling activities. We also anticipate continuing to hedge a portion of our future production depending on future market pricing among other factors.
Contract Drilling

In our contract drilling segment, we are focused on maintaining utilization of our BOSS and SCR drilling rigs in a safe and efficient manner. All 14 of our BOSS drilling rigs are currently operating in addition to three of our SCR drilling rigs. We continue to evaluate opportunities to place one or more of our four non-operating SCR drilling rigs back in service.

Mid-Stream

In our mid-stream segment, Superior is focused on continuing to generate predictable free cash flows with limited exposure to commodity prices in addition to seeking business development opportunities in its core areas utilizing the Superior credit agreement (which Unit is not a party to and does not guarantee) or other financing sources that are available to it. We hold a 50% investment in Superior, and subsequent to the deconsolidation of Superior as of March 1, 2022, we report our ownership interest as an equity method investment. The following discussion of financial condition and results of operations pertaining to our mid-stream segment as of the second quarter of 2022 relates to the two months of consolidated results prior to deconsolidation as of March 1, 2022.

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

$125.00
$100.00
$75.00
$50.00
$25.00
$ per Bbl
$16.00
$12.00
$8.00
$4.00
$—
$ per MMBtu
6/1/2020
9/1/2020
12/1/2020
3/1/2021
6/1/2021
9/1/2021
12/1/2022
3/1/2022
6/1/2022
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs:

$80.00
$60.00
$40.00
$20.00
$—
$ per Bbl
6/1/2020
9/1/2020
12/1/2020
3/1/2021
6/1/2021
9/1/2021
12/1/2021
3/1/2022
6/1/2022
Ethane
Propane
Condensate

1.NGL prices reflect the monthly average Mont Belvieu price.

Stock Repurchases

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 9 - Long-Term Debt and Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million.

In June 2021, the company's board of directors (the Board) authorized repurchasing up to $25.0 million of the company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. The company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of June 30, 2022, we had repurchased a total of 1,519,392 shares under the repurchase program at an average share price of $36.00 for an aggregate purchase price of $54.7 million. Subsequent to June 30, 2022, we have repurchased an additional 75,000 shares under the repurchase program for an aggregate purchase price of $3.8 million.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of June 30, 2022 totaled 2,197,392.

Superior MSA and LLCA amendments

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. We no longer consolidate the financial position, operating results, and cash flows of Superior as of, and subsequent to, March 1, 2022. We recognized a $13.1 million loss on deconsolidation during the six months ended June 30, 2022 as the difference between the $1.7 million estimated fair value of our retained equity method investment in Superior as of March 1, 2022 and Superior's net equity attributable to Unit's ownership interest prior to deconsolidation. We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

Warrants

Each holder of Unit common stock outstanding (Old Common Stock) before the September 3, 2020 emergence from bankruptcy (Emergence Date) that did not opt out of the release under the Chapter 11 plan of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of company common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the company. As of June 30, 2022, the company has issued 1,822,203 warrants. See Note 5 - Capital Stock for additional discussion on warrant provisions.

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

We expect that cash and cash equivalents, cash flow from operations, and available borrowing capacity under the Exit credit agreement will be adequate to support our working capital, capital expenditures, potential dividend distributions, discretionary stock repurchases, and other cash requirements for at least the next 12 months and we are not aware of any indications that they will not be adequate for the foreseeable periods thereafter.

The table below summarizes cash flow activity during the periods indicated:

	Six Months Ended June 30,		Percent Change (1)
	2022	2021
	(In thousands except percentages)
Net cash provided by operating activities	$88,125	$73,965	19%
Net cash provided by (used in) investing activities	(13,882)	7,605	NM
Net cash used in financing activities	(22,755)	(87,295)	74%
Net increase (decrease) in cash and cash equivalents	$51,488	$(5,725)
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

Net cash provided by operating activities during the first six months of 2022 increased by $14.2 million as compared to the first six months of 2021 primarily due to increased operating profit from our oil and natural gas and contract drilling segments, partially offset by higher payments on derivative settlements, net changes in operating assets and liabilities related to the timing of cash receipts and disbursements, and lower operating profit from our mid-stream segment reflecting the March 1, 2022 deconsolidation of Superior.

Cash Flows from Investing Activities

We anticipate using a portion of our free cash flows for capital expenditures related to our development and production of oil, NGLs, and natural gas.

Net cash provided by (used in) investing activities decreased by $21.5 million during the first six months of 2022 compared to the first six months of 2021 primarily due to the deconsolidation of Superior's cash and cash equivalents, higher capital expenditures, and lower proceeds received from the disposition of non-core assets.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $64.5 million for the first six months of 2022 compared to the first six months of 2021 primarily due to the absence of net payments on credit agreements and finance leases as well as lower distributions made by Superior to non-controlling interests, partially offset by higher repurchases of common stock. A portion of future cash flows and cash and cash equivalents may be used for future shareholder return activities, including stock repurchases and cash distributions.

As of June 30, 2022, we had unrestricted cash and cash equivalents totaling $115.6 million and no outstanding borrowings under the Exit credit agreement.

The following table summarizes certain financial condition and liquidity information as of the dates identified below:

	June 30, 2022	June 30, 2021
	(In thousands)
Working capital	$79,799	$(38,200)
Current portion of long-term debt	$—	$—
Long-term debt	$—	$35,000
Shareholders’ equity attributable to Unit Corporation	$260,368	$155,562

Working Capital

Our working capital balance typically fluctuates due to the timing of our trade accounts receivable and accounts payable, and the fluctuation in current assets and liabilities associated with the fair values of our derivative positions. We had positive working capital of $79.8 million and negative working capital of $38.2 million as of June 30, 2022 and 2021, respectively. The increase in working capital is primarily due to increases in cash and cash equivalents and accounts receivable, net as well as the absence of the warrant liability and lower accrued liabilities and payables, partially offset by higher current commodity derivative liabilities. Our commodity derivative contracts decreased working capital by $48.8 million as of June 30, 2022 and decreased working capital by $38.0 million as of June 30, 2021.

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

On July 1, 2022, the RBL Facility borrowing base was automatically reduced to $31.3 million as a result of closing the Texas Gulf Coast properties sale discussed in Note 4 - Divestitures.

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

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing, which provide us flexibility in deciding when and if to incur these costs. We participated in the completion of 16 gross wells (0.64 net wells) drilled by other operators during the first six months of 2022 compared to 10 gross wells (0.77 net wells) during the first six months of 2021.

Capital expenditures including oil and gas properties on the full cost method for the first six months of 2022 by this segment totaled $9.2 million, excluding a $1.4 million increase in the ARO liability, compared to $5.9 million, excluding a $1.1 million reduction in the ARO liability, during the first six months of 2021.

On July 1, 2022, the company closed on the sale of certain wells and related leases near the Texas Gulf Coast for cash proceeds of $43.7 million, subject to customary post-closing adjustments based on an effective date of April 1, 2022. These proceeds will reduce the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

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

On May 6, 2021, the company closed on the sale of substantially all of our wells and the leases related thereto located in Reno and Stafford Counties, Kansas for proceeds of $7.1 million, excluding post-closing adjustments. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

Net proceeds for the sale of other non-core oil and natural gas assets totaled $2.3 million and $4.4 million during the six months ended June 30, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. Near term capital expenditures are expected to primarily be for maintenance capital on operating drilling rigs. We also continue to pursue the disposal or sale of our non-core, idle drilling rig fleet. Contract drilling capital expenditures totaled $4.2 million during the first six months of 2022 compared to $0.5 million during the first six months of 2021.

We sold non-core contract drilling assets for proceeds of $6.4 million and $3.9 million during the six months ended June 30, 2022 and 2021, respectively. These proceeds resulted in net gains of $4.2 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. Superior incurred $1.2 million in consolidated capital expenditures during the first six months of 2022 compared to $4.1 million during the first six months of 2021.

Derivative Activities

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of June 30, 2022, based on our second quarter 2022 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2022	2023
Daily oil production	86%	45%
Daily natural gas production	75%	36%

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at June 30, 2022 and determined there was no material risk at that time. The fair value of the net liabilities we had with Bank of Oklahoma, our only commodity derivative counterparty, was $66.1 million as of June 30, 2022.

Warrants. Prior to the determination of the initial exercise price, we recognized the fair value of the warrants as a derivative liability on our unaudited condensed consolidated balance sheets with changes in the liability reported as gain (loss) on change in fair value of warrants in our unaudited condensed consolidated statements of operations. On April 7, 2022, the company delivered notice of the initial $63.74 exercise price resulting in the warrants meeting the definition of an equity instrument. Accordingly, we recognized the change in the fair value of the warrant liability in our unaudited condensed consolidated statements of operations and reclassified the $49.1 million warrant liability to capital in excess of par value on the unaudited condensed consolidated balance sheets as of April 7, 2022. The warrants will continue to be reported as capital in excess of par and are no longer subject to future fair value adjustments. On or about April 25, 2022, the warrants began trading over-the-counter under the symbol "UNTCW".

Below is the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gain (loss) on derivatives	$2,609	$(42,400)	$(61,467)	$(65,231)
Cash settlements paid on commodity derivatives	(32,884)	(6,403)	(54,123)	(9,707)
Gain (loss) on derivatives less cash settlements paid on commodity derivatives	$35,493	$(35,997)	$(7,344)	$(55,524)

Gain (loss) on change in fair value of warrants	$7,289	$(3,574)	$(29,323)	$(3,574)

Results of Operations
Three months ended June 30, 2022 versus three months ended June 30, 2021
Provided below is a comparison of selected operating and financial data:

	Three Months Ended June 30,		Change	Percent Change (1)
	2022	2021
	(In thousands unless otherwise specified)
Total revenue, before inter-segment eliminations	$134,538	$144,160	$(9,622)	(7)%
Total revenue, after inter-segment eliminations	$134,554	$134,057	$497	—%
Net income (loss)	$80,093	$(10,115)	$90,208	NM
Net income (loss) attributable to non-controlling interest	$—	$2,879	$(2,879)	(100)%
Net income (loss) attributable to Unit Corporation	$80,093	$(12,994)	$93,087	NM

Oil and Natural Gas:
Revenue, before inter-segment eliminations	$100,896	$59,776	$41,120	69%
Operating costs, before inter-segment eliminations	$27,603	$16,350	$11,253	69%
Average oil price (Bbl)	$56.28	$48.38	$7.90	16%
Average oil price excluding derivatives (Bbl)	$110.29	$64.38	$45.91	71%
Average NGLs price (Bbl)	$34.72	$17.95	$16.77	93%
Average NGLs price excluding derivatives (Bbl)	$34.72	$17.95	$16.77	93%
Average natural gas price (Mcf)	$4.24	$2.98	$1.26	42%
Average natural gas price excluding derivatives (Mcf)	$6.62	$3.00	$3.62	121%
Oil production (MBbls)	309	389	(80)	(21)%
NGL production (MBbls)	620	662	(42)	(6)%
Natural gas production (MMcf)	6,821	7,543	(722)	(10)%

Contract Drilling:
Revenue, before inter-segment eliminations	$33,642	$18,061	$15,581	86%
Operating costs, before inter-segment eliminations	$25,763	$14,080	$11,683	83%
Average number of drilling rigs in use	16.3	10.0	6.3	63%
Total drilling rigs available for use at the end of the period	21	21	—	—%
Average dayrate on daywork contracts - BOSS Rigs	$21,955	$20,063	$1,892	9%
Average dayrate on daywork contracts - SCR Rigs	$18,217	$14,034	$4,183	30%

Mid-Stream: (2)
Revenue, before inter-segment eliminations	$—	$66,323	$(66,323)	(100)%
Operating costs, before inter-segment eliminations	$—	$55,176	$(55,176)	(100)%

Corporate and Other:
General and administrative expense, before inter-segment eliminations	$7,421	$4,871	$2,550	52%
Other income (expense):
Interest expense, net	$(97)	$(487)	$390	(80)%
Reorganization items, net	$(39)	$(1,852)	$1,813	(98)%
Gain (loss) on derivatives	$2,609	$(42,400)	$45,009	106%
Gain (loss) on change in fair value of warrants	$7,289	$(3,574)	$10,863	NM
Income tax benefit	$—	$—	$—	—%
Average interest rate on long-term debt outstanding	—%	6.5%	(6.5)%	(100)%
Average long-term debt outstanding	$—	$62,646	$(62,646)	(100)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Absence of mid-stream activity during the three months ended June 30, 2022 reflects the March 1, 2022 deconsolidation of Superior.

Oil and Natural Gas

Oil and natural gas revenues increased $41.1 million or 69% during the second quarter of 2022 as compared to the second quarter of 2021 primarily due to higher commodity prices, partially offset by lower production volumes. Including derivatives settled, average oil prices increased 16% to $56.28 per barrel, average natural gas prices increased 42% to $4.24 per Mcf, and NGLs prices increased 93% to $34.72 per barrel. Oil production decreased 21%, natural gas production decreased 10%, and NGLs production decreased 6%. The decrease in volumes was due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions.

Oil and natural gas operating costs increased $11.3 million or 69% between the comparative second quarters of 2022 and 2021 primarily due to increased production taxes on higher revenues, employee separation benefits, and lease operating expenses.

Contract Drilling

Drilling revenues increased $15.6 million or 86% during the second quarter of 2022 compared to the second quarter of 2021 primarily due to an increase in the average number of rigs in use from 10.0 in the second quarter of 2021 to 16.3 in the second quarter of 2022 as well as increases to the average dayrates on daywork contracts of 9% and 30% on BOSS rigs and SCR rigs, respectively.

Drilling operating costs increased $11.7 million or 83% between the comparative second quarters of 2022 and 2021 primarily due to an increase in the average number of operating rigs as well as $2.3 million of transportation and start up costs associated with bringing stacked rigs back into service.

Mid-Stream

Our mid-stream revenues decreased $66.3 million or 100% during the second quarter of 2022 as compared to the second quarter of 2021 due to the absence of activity as a result of the March 1, 2022 deconsolidation of Superior.

Operating costs decreased $55.2 million or 100% during the second quarter of 2022 compared to the second quarter of 2021 due to the absence of activity as a result of the March 1, 2022 deconsolidation of Superior.

General and Administrative

Corporate general and administrative expenses increased $2.6 million or 52% during the second quarter of 2022 compared to the second quarter of 2021 primarily due to employee separation benefits.

Interest Expense, Net

Interest expense, net decreased $0.4 million between the comparative second quarters of 2022 and 2021 primarily due to a 100% decrease in average long-term debt outstanding. Our average debt outstanding decreased $62.6 million during the second quarter of 2022 compared to the second quarter of 2021 primarily due to payments made under the Exit credit agreement and the deconsolidation of Superior's outstanding long-term debt.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Gain (Loss) on Derivatives

The $45.0 million favorable change in gain (loss) on derivatives between the comparative second quarters of 2022 and 2021 is primarily due to favorable pricing changes on unsettled commodity derivative positions and new commodity derivative positions executed during the second quarter of 2022, partially offset by higher settlement payments driven by higher average pricing.

Loss on Change in Fair Value of Warrants

The $10.9 million favorable change in gain (loss) on change in fair value of warrants between the comparative second quarters of 2022 and 2021 is primarily due to changes in the underlying assumptions used to estimate the fair value, including entity value, volatility, duration to exercise, and other inputs.

Income Tax Benefit

We did not record an income tax benefit during the second quarter of 2022 or during the second quarter of 2021 due to the company's full valuation allowance against our net deferred tax asset.

Six months ended June 30, 2022 versus six months ended June 30, 2021
Provided below is a comparison of selected operating and financial data:

	Six Months Ended June 30,		Change	Percent Change (1)
	2022	2021
	(In thousands unless otherwise specified)
Total revenue, before inter-segment eliminations	$334,200	$274,468	$59,732	22%
Total revenue, after inter-segment eliminations	$322,919	$254,954	$67,965	27%
Net income (loss)	$27,388	$(10,706)	$38,094	NM
Net income (loss) attributable to non-controlling interest	$(5,828)	$4,225	$(10,053)	NM
Net income (loss) attributable to Unit Corporation	$33,216	$(14,931)	$48,147	NM

Oil and Natural Gas:
Revenue, before inter-segment eliminations	$188,478	$114,801	$73,677	64%
Operating costs, before inter-segment eliminations	$51,603	$36,343	$15,260	42%
Average oil price (Bbl)	$58.23	$47.82	$10.41	22%
Average oil price excluding derivatives (Bbl)	$100.03	$60.12	$39.91	66%
Average NGLs price (Bbl)	$33.82	$17.95	$15.87	88%
Average NGLs price excluding derivatives (Bbl)	$33.82	$17.95	$15.87	88%
Average natural gas price (Mcf)	$3.78	$2.87	$0.91	32%
Average natural gas price excluding derivatives (Mcf)	$5.60	$2.86	$2.74	96%
Oil production (MBbls)	714	801	(87)	(11)%
NGL production (MBbls)	1,233	1,303	(70)	(5)%
Natural gas production (MMcf)	13,336	14,946	(1,610)	(11)%

Contract Drilling:
Revenue, before inter-segment eliminations	$62,524	$33,735	$28,789	85%
Operating costs, before inter-segment eliminations	$52,000	$25,951	$26,049	100%
Average number of drilling rigs in use	15.9	9.7	6.2	64%
Total drilling rigs available for use at the end of the period	21	21	—	—%
Average dayrate on daywork contracts - BOSS Rigs	$21,344	$20,197	$1,147	6%
Average dayrate on daywork contracts - SCR Rigs	$17,119	$13,651	$3,468	25%

Mid-Stream: (2)
Revenue, before inter-segment eliminations	$83,198	$125,932	$(42,734)	(34)%
Operating costs, before inter-segment eliminations	$73,711	$104,286	$(30,575)	(29)%
Gas gathered--Mcf/day	348,859	296,396	52,463	18%
Gas processed--Mcf/day	146,368	124,285	22,083	18%
Gas liquids sold--gallons/day	456,700	425,277	31,423	7%

Corporate and Other:
General and administrative expense, before inter-segment eliminations	$13,336	$11,160	$2,176	19%
Other income (expense):
Interest expense, net	$(371)	$(2,777)	$2,406	(87)%
Reorganization items, net	$(42)	$(2,988)	$2,946	99%
Loss on derivatives	$(61,467)	$(65,231)	$3,764	6%
Loss on change in fair value of warrants	$(29,323)	$(3,574)	$(25,749)	NM
Loss on deconsolidation of Superior	$(13,141)	$—	$(13,141)	—%
Income tax benefit	$—	$—	$—	—%
Average interest rate on long-term debt outstanding	2.2%	6.7%	(4.5)%	(68)%
Average long-term debt outstanding	$6,338	$77,852	$(71,514)	(92)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Mid-Stream activity and metrics shown in this table for the six months ended June 30, 2022 reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022.

Oil and Natural Gas

Oil and natural gas revenues increased $73.7 million or 64% during the first six months of 2022 as compared to the first six months of 2021 primarily due to higher commodity prices, partially offset by lower production volumes. Including derivatives settled, average oil prices increased 22% to $58.23 per barrel, average natural gas prices increased 32% to $3.78 per Mcf, and NGLs prices increased 88% to $33.82 per barrel. Oil production decreased 11%, natural gas production decreased 11%, and NGLs production decreased 5%. The decrease in volumes was due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions.

Oil and natural gas operating costs increased $15.3 million or 42% between the comparative first six months of 2022 and 2021 primarily due to increased production taxes on higher revenues, higher lease operating expenses, and employee separation benefits.

Contract Drilling

Drilling revenues increased $28.8 million or 85% during the first six months of 2022 compared to the first six months of 2021 primarily due to an increase in the average number of rigs in use from 9.7 during the first six months of 2021 to 15.9 during the first six months of 2022 as well as increases to the average dayrates on daywork contracts of 6% and 25% on BOSS rigs and SCR rigs, respectively.

Drilling operating costs increased $26.0 million or 100% between the comparative first six months of 2022 and 2021 primarily due to an increase in the average number of operating rigs as well as $6.6 million of transportation and start up costs associated with bringing stacked rigs back into service.

Mid-Stream

Our mid-stream revenues decreased $42.7 million or 34% during the first six months of 2022 as compared to the first six months of 2021 primarily due to the absence of activity subsequent to March 1, 2022 as a result of the deconsolidation of Superior, partially offset by higher gas, NGL, and condensate prices as well as higher volumes during the consolidated period. Gas processed volumes per day increased 18% while gas gathered volumes per day increased 18% between the comparative first six months of 2022 and 2021 primarily due to connecting new wells as well as new volumes from the processing plant and gathering system acquired in November 2021.

Operating costs decreased $30.6 million or 29% during the first six months of 2022 compared to the first six months of 2021 primarily due to the absence of activity subsequent to March 1, 2022 as a result of the deconsolidation of Superior, partially offset by higher gas, NGL, and condensate prices as well as higher purchase volumes related to the processing plant and gathering system acquired in November 2021.

General and Administrative

Corporate general and administrative expenses increased $2.2 million or 19% during the first six months of 2022 as compared to the first six months of 2021 primarily due to employee separation benefits.

Interest Expense, Net

Interest expense, net decreased $2.4 million between the comparative first six months of 2022 and 2021 primarily due to a 92% decrease in average long-term debt outstanding and a decrease in the average interest rate from 6.7% during the first six months of 2021 to 2.2% during the first six months of 2022. Our average debt outstanding decreased $71.5 million during the first six months of 2022 compared to the first six months of 2021 primarily due to payments made under the Exit credit agreement and the deconsolidation of Superior's outstanding long-term debt, partially offset by borrowings under the Superior credit agreement prior to deconsolidation.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Gain (Loss) on Derivatives

The $3.8 million favorable change in gain (loss) on derivatives between the comparative first six months of 2022 and 2021 is primarily due to less unfavorable pricing changes on unsettled commodity derivative positions and new commodity derivative positions executed during the second quarter of 2022, partially offset by higher settlement payments driven by higher average pricing.

Loss on Change in Fair Value of Warrants

The $25.7 million unfavorable change in loss on change in fair value of warrants between the comparative second quarters of 2022 and 2021 is primarily due to changes in the underlying assumptions used to estimate the fair value, including entity value, volatility, duration to exercise, and other inputs.

Loss on Deconsolidation of Superior

Loss on deconsolidation of $13.1 million during the first six months of 2022 represents the loss recognized on the March 1, 2022 deconsolidation of Superior.

Income Tax Benefit

We did not record an income tax benefit during first six months of 2022 or during the first six months of 2021 due to the company's full valuation allowance against our net deferred tax asset.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily because of changes in commodity prices and interest rates.

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first six months of 2022 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $0.2 million per month ($2.6 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $0.1 million per month ($1.4 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $0.2 million per month ($2.5 million annualized) change in our pre-tax operating cash flow.

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

As of June 30, 2022, we had the following commodity derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jul'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Jul'22 - Feb'23	Natural gas - swap	18,765 MMBtu/day	$9.14	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Jul'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Jul'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Jul'22 - Dec'22	Crude oil - swap	596 Bbl/day	$103.98	WTI - NYMEX
Jan'23 - Feb'23	Crude oil - swap	1,339 Bbl/day	$95.40	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our Exit credit agreement as its borrowings carry variable interest rates. We had no outstanding borrowings under this facility as of June 30, 2022. See Note 9 – Long-Term Debt and Other Long-Term Liabilities for more information on the Exit credit agreement.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2021, we repurchased an aggregate of 600,000 shares of our common stock from the Lenders (as defined in Note 9 - Long-Term Debt and Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization. The Lenders were paid $15.00 per share for their respective shares, for an aggregate cash purchase price of $9.0 million.

In June 2021, the company's board of directors (the Board) authorized repurchasing up to $25.0 million of the company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases will be made through open market purchases, privately negotiated transactions, or other available means. The company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of June 30, 2022, we had repurchased a total of 1,519,392 shares under the repurchase program at an average share price of $36.00 for an aggregate purchase price of $54.7 million. Subsequent to June 30, 2022, we have repurchased an additional 75,000 shares under the repurchase program for an aggregate purchase price of $3.8 million.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which were not part of the repurchase program.

The cumulative number of shares repurchased as of June 30, 2022 totaled 2,197,392. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets as of June 30, 2022.

The table below shows share repurchase activity for the three months ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
				(in thousands)
April 1, 2022 through April 30, 2022	—	$—	—	$8,570
May 1, 2022 through May 31, 2022	—	$—	—	$8,570
June 1, 2022 through June 30, 2022	247,429	$53.63	247,429	$45,300
1.Reflects the June 2022 increase to authorized repurchases from $50.0 million to $100.0 million.

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

Unit Corporation

Date:	August 11, 2022	By: /s/ Philip B. Smith
PHILIP B. SMITH
President and Chief Executive Officer

Date:	August 11, 2022	By: /s/ Thomas D. Sell
THOMAS D. SELL
Chief Financial Officer