Form 10-Q
period 2022-09-30
UNIT CORP
filed 2022-11-10
CIK 798949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒
Smaller reporting company ☒                Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒
As of November 10, 2022, 9,612,096 shares of the registrant's common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$179,063	$64,140
Accounts receivable, net of allowance for credit losses of $2,355 and $2,511 at September 30, 2022 and December 31, 2021, respectively	66,461	87,248
Prepaid expenses and other	4,608	5,542
Total current assets	250,132	156,930
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	173,413	225,014
Unproved properties not being amortized	4,735	422
Drilling equipment	72,410	66,058
Gas gathering and processing equipment	—	274,748
Transportation equipment	2,712	4,550
Other	8,970	8,631
	262,240	579,423
Less accumulated depreciation, depletion, amortization, and impairment	91,783	128,880
Net property and equipment	170,457	450,543
Equity method investment (Note 15)	1,658	—
Right of use asset (Note 14)	6,951	12,445
Other assets	9,528	9,559
Total assets (1)	$438,726	$629,477
1.Unit Corporation no longer consolidates the balance sheet of Superior Pipeline Company, L.L.C. (Superior) as of September 30, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment. Unit Corporation's consolidated total assets as of December 31, 2021 included current and long-term assets of Superior of $61.1 million and $229.5 million, respectively, which can only be used to settle obligations of Superior. Unit Corporation's consolidated cash and cash equivalents of $64.1 million as of December 31, 2021 included $17.2 million held by Superior.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - CONTINUED

	September 30, 2022	December 31, 2021
	(In thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,395	$58,625
Accrued liabilities (Note 8)	20,088	22,450
Current operating lease liability (Note 14)	1,581	3,791
Current derivative liabilities (Note 12)	41,498	40,876
Warrant liability (Note 12)	—	19,822
Current portion of other long-term liabilities (Note 9)	4,144	5,574
Total current liabilities	89,706	151,138
Long-term debt (Note 9)	—	19,200
Non-current derivative liabilities (Note 12)	8,316	17,855
Operating lease liability (Note 14)	5,449	8,677
Other long-term liabilities (Note 9)	31,923	32,939
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,083,965 shares issued and 9,611,573 outstanding at September 30, 2022, and 12,000,000 shares issued and 10,050,037 outstanding at December 31, 2021	121	120
Treasury stock (Note 5)	(79,399)	(51,965)
Capital in excess of par value	252,505	198,171
Retained earnings	130,105	41,071
Total shareholders' equity attributable to Unit Corporation	303,332	187,397
Non-controlling interests in consolidated subsidiaries	—	212,271
Total shareholders' equity	303,332	399,668
Total liabilities and shareholders' equity (1)	$438,726	$629,477
1.Unit Corporation no longer consolidates the balance sheet of Superior as of September 30, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment. Unit Corporation's consolidated total liabilities as of December 31, 2021 included current and long-term liabilities of Superior of $42.3 million and $21.2 million, respectively. All of Unit Corporation's consolidated long-term debt of $19.2 million as of December 31, 2021 was held by Superior.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$80,026	$52,880	$257,748	$149,874
Contract drilling	40,256	19,158	102,780	52,893
Gas gathering and processing	—	91,210	82,673	215,435
Total revenues	120,282	163,248	443,201	418,202
Expenses:
Operating costs:
Oil and natural gas	21,235	21,210	72,329	55,846
Contract drilling	25,823	15,357	77,823	41,308
Gas gathering and processing	—	62,621	62,388	147,340
Total operating costs	47,058	99,188	212,540	244,494
Depreciation, depletion, and amortization	3,521	15,294	20,452	49,169
General and administrative	5,601	5,126	19,548	18,046
Gain on disposition of assets (Note 4)	(2,158)	(4,031)	(6,399)	(6,213)
Total operating expenses	54,022	115,577	246,141	305,496
Income from operations	66,260	47,671	197,060	112,706
Other income (expense):
Interest expense, net	(37)	(702)	(408)	(3,895)
Loss on derivatives (Note 12)	(12,381)	(39,742)	(73,848)	(104,973)
Loss on change in fair value of warrants (Note 12)	—	(9,054)	(29,323)	(12,628)
Loss on deconsolidation of Superior (Note 15)	—	—	(13,141)	—
Reorganization items, net	(48)	(971)	(90)	(3,959)
Other, net	2,024	(7)	2,956	(762)
Total other income (expense)	(10,442)	(50,476)	(113,854)	(126,217)
Income (loss) before income taxes	55,818	(2,805)	83,206	(13,511)
Income tax expense, net:
Current	—	—	—	—
Deferred	—	—	—	—
Total income tax expense, net	—	—	—	—
Net income (loss)	55,818	(2,805)	83,206	(13,511)
Net loss attributable to non-controlling interests (Note 15)	—	(9,100)	(5,828)	(4,875)
Net income (loss) attributable to Unit Corporation	$55,818	$6,295	$89,034	$(8,636)
Net income (loss) attributable to Unit Corporation per common share (Note 7):
Basic	$5.70	$0.56	$8.94	$(0.74)
Diluted	$5.60	$0.55	$8.79	$(0.74)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2021	$120	$(51,965)	$198,171	$41,071	$212,271	$399,668
Net loss	—	—	—	(46,877)	(5,828)	(52,705)
Distributions to non-controlling interests	—	—	—	—	(9,479)	(9,479)
Deconsolidation of Superior	—	—	—	—	(196,964)	(196,964)
Stock-based compensation	—	—	1,038	—	—	1,038
Balances as of March 31, 2022	$120	$(51,965)	$199,209	$(5,806)	$—	$141,558
Net income	—	—	—	80,093	—	80,093
Stock-based compensation	—	—	2,848	—	—	2,848
Repurchases of common stock	—	(13,276)	—	—	—	(13,276)
Warrant liability reclassification	—	—	49,145	—	—	49,145
Balances as of June 30, 2022	$120	$(65,241)	$251,202	$74,287	$—	$260,368
Net income	—	—	—	55,818	—	55,818
Stock-based compensation	—	—	1,872	—	—	1,872
Vesting of restricted stock units, net of shares withheld for employee taxes	1	—	(569)	—	—	(568)
Repurchases of common stock	—	(14,158)	—	—	—	(14,158)
Balances as of September 30, 2022	$121	$(79,399)	$252,505	$130,105	$—	$303,332

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2020	$120	$—	$197,242	$(18,140)	$246,371	$425,593
Net income (loss)	—	—	—	(1,937)	1,346	(591)
Stock-based compensation	—	—	74	—	16	90
Balances as of March 31, 2021	$120	$—	$197,316	$(20,077)	$247,733	$425,092
Net income (loss)	—	—	—	(12,994)	2,879	(10,115)
Stock-based compensation	—	—	245	—	15	260
Distributions to non-controlling interests	—	—	—	—	(12,344)	(12,344)
Repurchases of common stock	—	(9,048)	—	—	—	(9,048)
Balances as of June 30, 2021	$120	$(9,048)	$197,561	$(33,071)	$238,283	$393,845
Net income (loss) (1)	—	—	—	6,295	(9,100)	(2,805)
Balance correction (Note 2)	—	—	—	(1,437)	1,437	—
Stock-based compensation	—	—	(82)	—	—	(82)
Distributions to non-controlling interests	—	—	—	—	(3,834)	(3,834)
Repurchases of common stock	—	(10,834)	—	—	—	(10,834)
Balances as of September 30, 2021	$120	$(19,882)	$197,479	$(28,213)	$226,786	$376,290
1.Includes a one-time adjustment to correct an error discovered in our second quarter 2021 allocation of earnings from consolidated subsidiaries, as described in Note 2 - Summary Of Significant Accounting Policies.

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$83,206	$(13,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	20,452	49,169
Loss on derivatives (Note 12)	73,848	104,973
Cash payments on derivatives settled (Note 12)	(82,764)	(22,647)
Loss on change in fair value of warrants (Note 12)	29,323	12,628
Loss on deconsolidation of Superior (Note 15)	13,141	—
Gain on disposition of assets (Note 4)	(6,399)	(6,213)
Stock-based compensation plans (Note 6)	5,759	268
Change in credit loss reserve	(156)	1,695
ARO liability accretion (Note 10)	1,366	1,381
Contract assets and liabilities, net (Note 3)	(244)	2,462
Noncash reorganization items	(77)	(67)
Other, net	2,339	(2,303)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(19,050)	(16,255)
Prepaid expenses and other	(3,127)	1,063
Accounts payable	(174)	12,350
Accrued liabilities	4,203	(1,607)
Income taxes	(178)	1,128
Contract advances	(158)	(88)
Net change in operating assets and liabilities	(18,484)	(3,409)
Net cash provided by operating activities	121,310	124,426
INVESTING ACTIVITIES:
Capital expenditures	(23,759)	(21,117)
Deconsolidation of Superior cash and cash equivalents (Note 15)	(10,119)	—
Proceeds from disposition of property and equipment (Note 4)	64,973	71,350
Net cash provided by investing activities	31,095	50,233
FINANCING ACTIVITIES:
Borrowings under line of credit (Note 9)	—	30,700
Payments under line of credit (Note 9)	—	(126,600)
Net payments on finance leases (Note 14)	—	(3,216)
Payments for employee taxes on net settlement of equity awards (Note 6)	(569)	—
Distributions to non-controlling interests (Note 15)	(9,479)	(16,178)
Repurchases of common stock (Note 5)	(27,434)	(19,882)
Bank overdrafts	—	(2,631)
Net cash used in financing activities	(37,482)	(137,807)
Net increase in cash and cash equivalents	114,923	36,852
Cash and cash equivalents, beginning of period	64,140	12,714
Cash and cash equivalents, end of period	$179,063	$49,566

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest paid	$553	$4,307
Income taxes	178	(1,128)
Reorganization items	(13)	4,026
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	(214)	(3,356)
Non-cash additions to oil and natural gas properties related to asset retirement obligation additions and estimate revisions	(3,304)	(4,412)
Non-cash reductions to oil and natural gas properties related to net changes in asset retirement obligations, accounts receivable, accounts payable, and accrued liabilities resulting from divestitures	8,984	2,218

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

Mid-Stream. Carried out by Superior of which we own 50%. Superior buys, sells, gathers, transports, processes, and treats natural gas for UPC and for third parties. Mid-Stream operations are primarily located in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

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

During third quarter 2021, management identified an error in the allocation of earnings from Superior between Unit Corporation and non-controlling interests related to the three months ended June 30, 2021 as well as an unrelated error in the initial allocation of equity between Unit Corporation and non-controlling interests as of September 1, 2020 (Fresh Start Reporting Date). The impact of the errors were not material to any of our prior period financial statements and both errors were corrected with one-time adjustments in the three months ended September 30, 2021. As a result, during the three months ended September 30, 2021, net income (loss) attributable to Unit Corporation was increased by $12.2 million with a corresponding decrease to net income (loss) attributable to non-controlling interest, and retained earnings (deficit) was reduced by $1.4 million with a corresponding decrease to non-controlling interest in consolidated subsidiaries.

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

Contract Assets and Liabilities

The table below shows the changes in our contract asset and contract liability balances during periods presented:

	Classification on the unaudited condensed consolidated balance sheets	September 30, 2022	December 31, 2021	Change
		(In thousands)
Assets
Current contract assets	Prepaid expenses and other	$—	$174	$(174)
Non-current contract assets	Other assets	—	—	—
Total contract assets		$—	$174	$(174)

Liabilities
Current contract liabilities	Current portion of other long-term liabilities	$239	$1,588	$(1,349)
Non-current contract liabilities	Other long-term liabilities	182	200	(18)
Total contract liabilities		421	1,788	(1,367)
Contract assets (liabilities), net		$(421)	$(1,614)	$1,193

NOTE 4 – DIVESTITURES

Oil and Natural Gas

The Company initiated an asset divestiture program at the beginning of 2021 to sell certain non-core oil and gas properties and reserves (the Divestiture Program). On October 4, 2021, the Company announced that it was expanding the Divestiture Program to include the potential sale of additional properties, including up to all of UPC’s oil and gas properties and reserves, and on January 20, 2022, the Company announced that it had retained a financial advisor and launched the process. On June 10, 2022, the Company announced that it had ended its engagement with the financial advisor and terminated the process. During the process, the Company entered into an agreement to sell its Texas Gulf Coast oil and gas properties.

On July 1, 2022, the Company closed on the sale of certain wells and related leases near the Texas Gulf Coast for cash proceeds of $45.4 million, net of customary closing and post-closing adjustments based on an effective date of April 1, 2022. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

On March 8, 2022, the Company closed on the sale of certain non-core wells and related leases located near the Oklahoma Panhandle for cash proceeds of $3.6 million, net of customary closing and post-closing adjustments based on an effective date of December 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

On August 16, 2021, the Company closed on the sale of substantially all of our wells and related leases located near Oklahoma City, Oklahoma for cash proceeds of $16.1 million, net of customary closing and post-closing adjustments based on an effective date of August 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

On May 6, 2021, the Company closed on the sale of substantially all of our wells and the leases related thereto located in Reno and Stafford Counties, Kansas for cash proceeds of $7.3 million, net of customary closing and post-closing adjustments based on an effective date of February 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

Net proceeds for the sale of other non-core oil and natural gas assets totaled $3.9 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively, and $6.6 million and $5.0 million during the nine months ended September 30, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling

Proceeds for the sale of non-core contract drilling assets totaled $3.0 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively, and $9.4 million and $8.2 million during the nine months ended September 30, 2022 and 2021, respectively. These proceeds resulted in net gains of $2.5 million and $3.1 million during the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $5.2 million during the nine months ended September 30, 2022 and 2021, respectively. The net gains are presented within gain on disposition of assets in the unaudited condensed consolidated statements of operations.

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

In June 2021, the Company's board of directors (the Board) authorized repurchasing up to $25.0 million of the Company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases are made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. During the third quarter of 2022, we repurchased 275,000 shares under the repurchase program at an average share price of $51.46 for an aggregate purchase price of $14.2 million. As of September 30, 2022, we had repurchased a total of 1,794,392 shares under the repurchase program at an average share price of $38.37 for an aggregate purchase price of $68.9 million.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which was not part of the repurchase program.

The cumulative number of shares repurchased as of September 30, 2022 totaled 2,472,392. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets as of September 30, 2022.

Warrants

Each holder of Unit common stock outstanding (Old Common Stock) before the September 3, 2020 emergence from bankruptcy (Emergence Date) that did not opt out of the release under the Chapter 11 plan (as amended, supplemented and modified from time to time, the “Plan”) of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the Company. As of September 30, 2022, the Company had authorized 1,822,203 warrants and none had been exercised.

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

The table below summarizes the stock-based compensation expense activity recognized during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Stock-based compensation expense	$1,872	$(81)	$5,757	$135
Capitalized stock compensation cost for our oil and natural gas properties	—	—	—	—
Tax benefit (loss) on stock-based compensation	$459	$(20)	$1,410	$33

The tables below summarize the activity pertaining to nonvested RSUs during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	294,818	$28.07	109,008	$12.90
Granted	—	—	—	—
Vested	(65,705)	25.21	—	—
Forfeited	(1,725)	34.00	—	—
Nonvested RSUs, end of period	227,388	$28.85	109,008	$12.90

	Nine Months Ended September 30,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	315,529	$26.71	—	$—
Granted (1)	7,850	30.50	109,008	12.90
Vested	(94,266)	21.72	—	—
Forfeited	(1,725)	34.00	—	—
Nonvested RSUs, end of period (2)	227,388	$28.85	109,008	$12.90
1.RSUs granted in January 2022 had an aggregate grant date fair value of $0.2 million and vest equally each month for thirty months. RSUs granted in April 2021 had an aggregate grant date fair value of $1.4 million and vest 25% on each of the following dates: May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024.
2.The aggregate compensation cost related to nonvested RSUs not yet recognized as of September 30, 2022 was $4.8 million with a weighted average remaining service period of 1.1 years.

The tables below summarize the activity pertaining to outstanding stock options during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	374,834	$45.00	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding stock options, end of period	374,834	$45.00	—	$—

	Nine Months Ended September 30,
	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	361,418	$45.00	—	$—
Granted (1)	13,416	45.00	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding stock options, end of period (2)	374,834	$45.00	—	$—
Exercisable stock options, end of period (3)	65,920	$45.00	—	$—
1.Stock options granted in January 2022 had an aggregate grant date fair value of $0.1 million and 100% vest on the first anniversary of the grant date.
2.Stock options outstanding as of September 30, 2022 had a weighted average remaining contractual term of 4.0 years and an aggregate intrinsic value of $3.1 million. The aggregate compensation cost related to outstanding options not yet recognized as of September 30, 2022 was $3.1 million with a weighted average remaining service period of 1.0 years.
3.Stock options exercisable as of September 30, 2022 had a weighted average remaining contractual term of 4.1 years and an aggregate intrinsic value of $0.5 million.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The tables below show the calculation of earnings (loss) per share attributable to Unit Corporation using the treasury stock method for the periods indicated:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Three months ended September 30, 2022
Basic earnings attributable to Unit Corporation per common share	$55,818	9,787	$5.70
Effect of dilutive restricted stock units and stock options (1)	—	178	(0.10)
Diluted earnings attributable to Unit Corporation per common share	$55,818	9,965	$5.60
Three months ended September 30, 2021
Basic earnings attributable to Unit Corporation per common share	$6,295	11,311	$0.56
Effect of dilutive restricted stock units	—	109	(0.01)
Diluted earnings attributable to Unit Corporation per common share	$6,295	11,420	$0.55
1.The diluted earnings per share calculation for the three months ended September 30, 2022 excludes the effects related to 1,822,203 average warrants with a $63.74 exercise price because their inclusion would be antidilutive.

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Nine months ended September 30, 2022
Basic earnings attributable to Unit Corporation per common share	$89,034	9,954	$8.94
Effect of dilutive restricted stock units and stock options (1)	—	177	(0.15)
Diluted earnings attributable to Unit Corporation per common share	$89,034	10,131	$8.79
Nine months ended September 30, 2021
Basic loss attributable to Unit Corporation per common share	$(8,636)	11,735	$(0.74)
Effect of dilutive restricted stock units (2)	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(8,636)	11,735	$(0.74)
1.The diluted earnings per share calculation for the nine months ended September 30, 2022 excludes the effects related to 361,418 average outstanding stock options with a $45.00 exercise price and 1,822,203 average warrants with a $63.74 exercise price because their inclusion would be antidilutive.
2.The diluted loss per share calculation for the nine months ended September 30, 2021 excludes the effect related to 62,690 average outstanding restricted stock units because their inclusion would be antidilutive.

NOTE 8 – ACCRUED LIABILITIES

The table below provides detail on our accrued liabilities as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Employee costs	$9,058	$10,005
Lease operating expenses	3,490	3,451
Capital expenditures	4,102	3,962
Taxes	2,192	3,320
Interest payable	37	296
Other	1,209	1,416
Total accrued liabilities	$20,088	$22,450

NOTE 9 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

The table below provides detail on our outstanding long-term debt as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Long-term debt:
Exit credit agreement	$—	$—
Superior credit agreement (1)		$19,200
1.Unit Corporation no longer consolidates the balance sheet of Superior as of September 30, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment.

Exit Credit Agreement. On the Emergence Date, the Company entered into an amended and restated credit agreement (the Exit credit agreement), providing for a $140.0 million senior secured revolving credit facility (RBL Facility) and a $40.0 million senior secured term loan facility, among (i) the Company, UDC, and UPC (together, the Borrowers), (ii) the guarantors party thereto, including the Company and all of its subsidiaries existing as of the Effective Date (other than Superior and its subsidiaries), (iii) the lenders party thereto from time to time (Emergence Lenders), and (iv) BOKF, NA dba Bank of Oklahoma as administrative agent and collateral agent (in such capacity, the Administrative Agent). The maturity date of borrowings under the Exit credit agreement is March 1, 2024. The Exit credit agreement is secured by first-priority liens on substantially all of the personal and real property assets of the Borrowers and the Guarantors, including the Company’s ownership interests in Superior.

Prior to the November 1, 2022 amendment described below, Revolving Loans and Term Loans (each as defined in the Exit credit agreement) were able to be Eurodollar Loans or ABR Loans (each as defined in the Exit credit agreement). Revolving Loans that were Eurodollar Loans bore interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Exit credit agreement) for the applicable interest period plus 525 basis points while Revolving Loans that were ABR Loans bore interest at a rate per annum equal to the Alternate Base Rate (as defined in the Exit credit agreement) plus 425 basis points. Term Loans that were Eurodollar Loans bore interest at a rate per annum equal to the Adjusted LIBO Rate for the applicable interest period plus 625 basis points while Term Loans that were ABR Loans bore interest at a rate per annum equal to the Alternate Base Rate plus 525 basis points.

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

On November 1, 2022, the Company finalized the fourth amendment to the Exit credit agreement. Under the fourth amendment, (i) the RBL Facility borrowing base was increased to $35.0 million, (ii) the lenders party to the agreement were revised to only BOKF, NA dba Bank of Oklahoma, and (iii) the Eurodollar Loan borrowing option was amended to a secured overnight financing rate (SOFR) option. Subsequent to the fourth amendment, Revolving Loans are able to be SOFR Loans or ABR Loans (each as defined in the Exit credit agreement). Revolving Loans that are SOFR Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Exit credit agreement) for the applicable interest period plus 525 basis points while Revolving Loans that are ABR Loans bear interest at a rate per annum equal to the Alternate Base Rate plus 425 basis points.

The Exit credit agreement requires the Company to comply with certain financial ratios, including: the Net Leverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be greater than 3.25 to 1.00, the Current Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be less than 1.00 to 1.00, and the Interest Coverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be less than 2.50 to 1.00. The Exit credit agreement also contains provisions, among others, that limit certain capital expenditures, and require certain hedging activities. The Exit credit agreement further requires the Company to provide quarterly financial statements within 45 days after the end of each of the first three quarters of each fiscal year and annual financial statements within 90 days after the end of each fiscal year. As of September 30, 2022, the Company was in compliance with these covenants.

As of September 30, 2022, we had no long-term borrowings and $2.7 million of letters of credit outstanding under the Exit credit agreement.

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

Other Long-Term Liabilities

The table below provides detail on our other long-term liabilities as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Asset retirement obligation (ARO) liability	$22,518	$25,688
Workers’ compensation	7,435	7,925
Contract liability	421	1,788
Separation benefit plans	1,437	2,022
Gas balancing liability	4,256	1,090
	36,067	38,513
Less: current portion	4,144	5,574
Total other long-term liabilities	$31,923	$32,939

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

We are required to record the estimated fair value of the liabilities relating to the future retirement of our long-lived assets. Our oil and natural gas wells are plugged and abandoned when the oil and natural gas reserves in those wells are depleted or the wells are no longer able to produce. The plugging and abandonment liability for a well is recorded when the well is drilled or acquired and the obligation is incurred. None of our assets are restricted for purposes of settling these AROs. All our AROs relate to the plugging costs associated with our oil and gas wells.

The following table shows certain information about our estimated AROs for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
ARO liability, beginning of period	$25,688	$23,356
Accretion of discount	1,366	1,381
Liability incurred	22	4
Liability settled	(556)	(852)
Liability sold	(7,284)	(1,925)
Revision of estimates (1)	3,282	4,408
ARO liability, end of period	22,518	26,372
Less: current portion	2,532	2,455
Long-term ARO liability	$19,986	$23,917
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

The following table summarizes activity for our workers' compensation liability during the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Workers' compensation liability, beginning of period	$7,925	$10,164
Claims and valuation adjustments	(150)	1,403
Payments	(340)	(254)
Workers' compensation liability, end of period	7,435	11,313
Less: current portion	967	1,239
Long-term workers' compensation liability	$6,468	$10,074

Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under these policies as of September 30, 2022 and December 31, 2021 are $3.8 million and $4.0 million, respectively, and are included in other assets on our unaudited condensed consolidated balance sheets.

NOTE 12 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions as well as certain requirements stipulated in the Exit credit agreement. Our commodity derivative transactions consisted of the following types of hedges as of September 30, 2022:

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

We do not engage in derivative transactions for speculative purposes and have not designated any of our hedges for hedge accounting purposes. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of September 30, 2022.

The following non-designated commodity hedges were outstanding as of September 30, 2022:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Oct'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Oct'22 - Feb'23	Natural gas - swap	21,656 MMBtu/day	$9.14	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Oct'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Oct'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Oct'22 - Dec'22	Crude oil - swap	495 Bbl/day	$103.98	WTI - NYMEX
Jan'23 - Feb'23	Crude oil - swap	1,339 Bbl/day	$95.40	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Warrants

Prior to the determination of the initial exercise price, we recognized the fair value of the warrants as a derivative liability on our unaudited condensed consolidated balance sheets with changes in the liability reported as gain (loss) on change in fair value of warrants in our unaudited condensed consolidated statements of operations. On April 7, 2022, the Company delivered notice of the initial $63.74 exercise price resulting in the warrants meeting the definition of an equity instrument. Accordingly, we recognized the change in the fair value of the warrant liability in our unaudited condensed consolidated statements of operations and reclassified the $49.1 million warrant liability to capital in excess of par value on the unaudited condensed consolidated balance sheets as of April 7, 2022. The warrants will continue to be reported as capital in excess of par value and are no longer subject to future fair value adjustments.

The following tables present the recognized derivative assets and liabilities on our unaudited condensed consolidated balance sheets:

		Balances as of September 30, 2022
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Assets:
Current Commodity Derivatives	Current derivative assets	$9,507	$(9,507)	$—
Long-term Commodity Derivatives	Non-current derivative assets	—	—	—
Total derivative assets		$9,507	$(9,507)	$—
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$51,005	$(9,507)	$41,498
Long-term Commodity Derivatives	Non-current derivative liabilities	8,316	—	8,316
Total derivative liabilities		$59,321	$(9,507)	$49,814

		Balances as of December 31, 2021
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$40,876	$—	$40,876
Long-term Commodity Derivatives	Non-current derivative liabilities	17,855	—	17,855
Warrant Liability	Warrant liability	19,822	—	19,822
Total derivative liabilities		$78,553	$—	$78,553

The following table shows the activity related to derivative instruments in the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Loss on derivatives	$(12,381)	$(39,742)	$(73,848)	$(104,973)
Cash settlements paid on commodity derivatives	(28,641)	(12,940)	(82,764)	(22,647)
Gain (loss) on derivatives less cash settlements paid on commodity derivatives	$16,260	$(26,802)	$8,916	$(82,326)

Loss on change in fair value of warrants	$—	$(9,054)	$(29,323)	$(12,628)

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

Recurring Fair Value Measurements

The following tables set forth our recurring fair value measurements by level:

	Balances as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$49,814	$—	$49,814
	$—	$49,814	$—	$49,814

	Balances as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$58,731	$—	$58,731
Warrant liability	—	—	19,822	19,822
	$—	$58,731	$19,822	$78,553

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

We determined that the non-performance risk regarding our commodity derivative counterparties was immaterial based on our valuation at September 30, 2022.

Warrant Liability. We used the Black-Scholes option pricing model to measure the fair value of the warrants. Key inputs for the Black-Scholes model include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires management's estimation.

The following table summarizes the activity of our recurring Level 3 fair value measurements during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Beginning of period	$—	$4,459	$19,822	$885
Loss on change in warrant liability	—	9,054	29,323	12,628
Reclassification of warrant liability to capital in excess of par value	—	—	(49,145)	—
End of period	$—	$13,513	$—	$13,513

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

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of stock option grants while the value of our restricted stock unit grants is based on the grant date closing stock price. Key assumptions for the Black-Scholes models include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires management's estimation.

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

The following table sets forth the maturities, the weighted average remaining lease term, and the weighted average discount rate of our operating lease liabilities as of September 30, 2022:

Amount
(In thousands)
Ending September 30,
2023	$2,001
2024	1,999
2025	2,034
2026	1,990
2027	—
2028 and beyond	—
Total future payments	8,024
Less: Interest	994
Present value of future minimum operating lease payments	7,030
Less: Current portion	1,581
Total long-term operating lease payments	$5,449

Weighted average remaining lease term (years)	4.0
Weighted average discount rate (1)	6.65%
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

The following table shows information about our lease assets and liabilities on our unaudited condensed consolidated balance sheets:

	Classification on the unaudited condensed consolidated balance sheets	September 30, 2022	December 31, 2021
		(In thousands)
Assets
Operating lease right of use assets	Right of use assets	$6,951	$12,445
Total right of use assets		$6,951	$12,445

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$1,581	$3,791
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	5,449	8,677
Total lease liabilities		$7,030	$12,468

The following table shows certain information related to the lease costs for our finance and operating leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Components of total lease cost:
Amortization of finance leased assets	$—	$—	$—	$1,248
Interest on finance lease liabilities	—	—	—	33
Operating lease cost	532	1,043	2,763	3,053
Short-term lease cost (1)	2,231	3,120	8,049	7,893
Variable lease cost	—	—	—	—
Total lease cost	$2,763	$4,163	$10,812	$12,227
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $0.2 million and $0.8 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively.

The following table shows supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash payments made on operating leases	$2,705	$3,125
Cash payments made on finance leases	$—	$3,216
Lease liabilities recognized in exchange for operating lease right of use assets	$909	$11,155

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

Superior paid cash distributions of $9.5 million to each of the Members in January 2022 representing Available Cash generated during the three months ended December 31, 2021, and paid distributions to SP Investor of $10.5 million in April 2022 representing Available Cash generated during the three months ended March 31, 2022, $13.9 million in July 2022 representing Available Cash generated during the three months ended June 30, 2022, and $16.2 million in October 2022 representing Available Cash generated during the three months ended September 30, 2022. The distributions paid to SP Investor in October 2022 reduced the remaining Drilling Commitment Adjustment Amount to $32.0 million.

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

Sale Event. After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of September 30, 2022, liquidation distributions paid first to SP Investor of $345.6 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $345.6 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

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

We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method, which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period. We recognized no equity earnings from our investment in Superior during the three and nine months ended September 30, 2022.

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

Affiliate Activity. UPC's oil and natural gas revenues with Superior totaled $18.9 million and $13.3 million during the three months ended September 30, 2022 and 2021, respectively, and $38.5 million and $31.2 million during the nine months ended September 30, 2022 and 2021, respectively. UPC's gas gathering and processing expenses with Superior totaled $0.6 million and $0.8 million during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively. Portions of this activity was eliminated for the periods during which Superior was consolidated by Unit.

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

NOTE 17 – INCOME TAXES

For the three and nine months ended September 30, 2022 and 2021, respectively, the Company’s effective income tax rate was 0.0% which differs from the statutory rate of 21.0% primarily due to changes in, and continued need of, our full valuation allowance, changes in the warrant liability valuation, and state income taxes.

We concluded that it is more likely than not that the net deferred tax asset will not be realized and have recorded a full valuation allowance, reducing the net deferred tax asset to zero. We maintained this conclusion as of September 30, 2022 and December 31, 2021. We will continue to evaluate whether the valuation allowance is needed in future reporting periods and it will remain until we can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, sustained significant improvements in commodity prices, a sustained significant increase in rig utilization and/or rates, a material and sizable asset acquisition or disposition, and taxable events that could result from one or more future potential transactions. The valuation allowance does not prohibit the Company from utilizing the tax attributes if the Company recognizes taxable income. As long as we continue to conclude that the valuation allowance against the net deferred tax assets is necessary, the Company will not have significant deferred income tax expense or benefit.

As of December 31, 2021, the Company had an expected federal net operating loss carryforward of $386.2 million after consideration of the tax attribute reductions of IRC Section 108 and finalization of the Company’s 2021 federal income tax return. $191.2 million of the Company's expected federal net operating loss carryforward is subject to expiration between 2036 and 2037. As of December 31, 2021, our tax basis in UPC's properties was approximately $476.0 million.

NOTE 18 – TRANSACTIONS WITH RELATED PARTIES

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company. The Company in the ordinary course of business made payments for working interests, joint interest billings, and product purchases to, and received payments for working interests, drilling services, and joint interest billings from, Kaiser Francis Oil Company. Payments made to Kaiser Francis Oil Company totaled $0.9 million and $0.5 million while payments received totaled $3.3 million and $0.3 million during the three months ended September 30, 2022 and 2021, respectively, and payments made to Kaiser Francis Oil Company totaled $5.1 million and $1.6 million while payments received totaled $10.8 million and $1.6 million during the nine months ended September 30, 2022 and 2021, respectively.

One former director, G. Bailey Peyton IV, also serves as Manager and 99.5% owner of Peyton Royalties, LP, a family-controlled limited partnership that owns royalty rights in wells in several states. The Company in the ordinary course of business, paid royalties, or lease bonuses, primarily due to its status as successor in interest to prior transactions and as operator of the wells involved and, sometimes, as lessee, regarding certain wells in which Mr. Peyton, members of Mr. Peyton's family, and Peyton Royalties, LP have an interest. Such payments totaled $0.2 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively.

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

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended September 30, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$80,026	$—	$—	$—	$—	$80,026
Contract drilling	—	40,256	—	—	—	40,256
Total revenues	80,026	40,256	—	—	—	120,282
Expenses:
Operating costs:
Oil and natural gas	21,235	—	—	—	—	21,235
Contract drilling	—	25,823	—	—	—	25,823
Total operating costs	21,235	25,823	—	—	—	47,058
Depreciation, depletion, and amortization	1,840	1,590	—	91	—	3,521
Total expenses	23,075	27,413	—	91	—	50,579
General and administrative	—	—	—	5,601	—	5,601
(Gain) loss on disposition of assets	335	(2,528)	—	35	—	(2,158)
Income (loss) from operations	56,616	15,371	—	(5,727)	—	66,260
Loss on derivatives	—	—	—	(12,381)	—	(12,381)
Gain on change in fair value of warrants	—	—	—	—	—	—
Reorganization items, net	—	—	—	(48)	—	(48)
Interest, net	—	—	—	(37)	—	(37)
Other	18	12	—	1,994	—	2,024
Income (loss) before income taxes	$56,634	$15,383	$—	$(16,199)	$—	$55,818
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Three Months Ended September 30, 2021
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$66,202	$—	$—	$—	$(13,322)	$52,880
Contract drilling	—	19,158	—	—	—	19,158
Gas gathering and processing	—	—	92,022	—	(812)	91,210
Total revenues	66,202	19,158	92,022	—	(14,134)	163,248
Expenses:
Operating costs:
Oil and natural gas	22,022	—	—	—	(812)	21,210
Contract drilling	—	15,357	—	—	—	15,357
Gas gathering and processing	—	—	76,823	—	(14,202)	62,621
Total operating costs	22,022	15,357	76,823	—	(15,014)	99,188
Depreciation, depletion, and amortization	5,311	1,576	8,143	264	—	15,294
Total expenses	27,333	16,933	84,966	264	(15,014)	114,482
General and administrative	—	—	—	4,246	880	5,126
Gain on disposition of assets	(14)	(3,091)	—	(926)	—	(4,031)
Income (loss) from operations	38,883	5,316	7,056	(3,584)	—	47,671
Loss on derivatives	—	—	—	(39,742)	—	(39,742)
Loss on change in fair value of warrants	—	—	—	(9,054)	—	(9,054)
Reorganization items, net	—	—	—	(971)	—	(971)
Interest, net	—	—	(250)	(452)	—	(702)
Other	51	(34)	(24)	—	—	(7)
Income (loss) before income taxes	$38,934	$5,282	$6,782	$(53,803)	$—	$(2,805)
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.

	Nine Months Ended September 30, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream (2)	Corporate and Other	Eliminations (2)	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$268,504	$—	$—	$—	$(10,756)	$257,748
Contract drilling	—	102,780	—	—		102,780
Gas gathering and processing	—		83,198	—	(525)	82,673
Total revenues	268,504	102,780	83,198	—	(11,281)	443,201
Expenses:
Operating costs:
Oil and natural gas	72,838	—	—	—	(509)	72,329
Contract drilling	—	77,823	—	—	—	77,823
Gas gathering and processing	—	—	73,771	—	(11,383)	62,388
Total operating costs	72,838	77,823	73,771	—	(11,892)	212,540
Depreciation, depletion, and amortization	9,915	4,682	5,614	241	—	20,452
Impairment	—	—	—	—	—	—
Total expenses	82,753	82,505	79,385	241	(11,892)	232,992
General and administrative	—	—	—	18,937	611	19,548
(Gain) loss on disposition of assets	257	(6,693)	—	37	—	(6,399)
Income (loss) from operations	185,494	26,968	3,813	(19,215)	—	197,060
Loss on derivatives	—	—	—	(73,848)	—	(73,848)
Loss on change in fair value of warrants	—	—	—	(29,323)	—	(29,323)
Loss on deconsolidation of Superior	—	—	—	(13,141)	—	(13,141)
Reorganization items, net	—	—	—	(90)	—	(90)
Interest, net	—	—	(179)	(229)	—	(408)
Other	738	40	17	2,161	—	2,956
Income (loss) before income taxes	$186,232	$27,008	$3,651	$(133,685)	$—	$83,206
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
Contract Drilling

In our contract drilling segment, we are focused on maintaining utilization of our BOSS and SCR drilling rigs in a safe and efficient manner. All 14 of our BOSS drilling rigs are currently operating in addition to three of our SCR drilling rigs as we continue to evaluate opportunities to place one or more of our four non-operating SCR drilling rigs back in service. Given the improving drilling rig dayrate environment, most of our drilling rigs are contracted for periods of 12 months or less. During the third quarter of 2022, contracts on eight BOSS drilling rigs and one SCR drilling rig repriced at higher dayrates. We expect that contracts on 12 BOSS drilling rigs and one SCR drilling rig will be up for change or renegotiation between September 30, 2022 and March 31, 2023.

Mid-Stream

In our mid-stream segment, Superior is focused on continuing to generate predictable free cash flows with limited exposure to commodity prices in addition to seeking business development opportunities in its core areas utilizing the Superior credit agreement (which Unit is not a party to and does not guarantee) or other financing sources that are available to it. We hold a 50% investment in Superior, and subsequent to the deconsolidation of Superior as of March 1, 2022, we report our ownership interest as an equity method investment. The following discussion of financial condition and results of operations pertaining to our mid-stream segment as of the third quarter of 2022 relates to the two months of consolidated results prior to deconsolidation as of March 1, 2022.

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
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs(1):

$80.00
$60.00
$40.00
$20.00
$—
$ per Bbl
Sep 2020
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
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

In June 2021, the Company's board of directors (the Board) authorized repurchasing up to $25.0 million of the Company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases are made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. During the third quarter of 2022, we repurchased 275,000 shares under the repurchase program at an average share price of $51.46 for an aggregate purchase price of $14.2 million. As of September 30, 2022, we had repurchased a total of 1,794,392 shares under the repurchase program at an average share price of $38.37 for an aggregate purchase price of $68.9 million.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which was not part of the repurchase program.

The cumulative number of shares repurchased as of September 30, 2022 totaled 2,472,392.

Superior MSA and LLCA amendments

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. We no longer consolidate the financial position, operating results, and cash flows of Superior as of, and subsequent to, March 1, 2022. We recognized a $13.1 million loss on deconsolidation during the nine months ended September 30, 2022 as the difference between the $1.7 million estimated fair value of our retained equity method investment in Superior as of March 1, 2022 and Superior's net equity attributable to Unit's ownership interest prior to deconsolidation. We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

Warrants

Each holder of Unit common stock outstanding (Old Common Stock) before the Emergence Date that did not opt out of the release under the Chapter 11 plan of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of Company common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the Company. As of September 30, 2022, the Company had authorized 1,822,203 warrants and none had been exercised. See Note 5 - Capital Stock for additional discussion on warrant provisions.

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

The table below summarizes cash flow activity during the periods indicated:

	Nine Months Ended September 30,		Percent Change
	2022	2021
	(In thousands except percentages)
Net cash provided by operating activities	$121,310	$124,426	(3)%
Net cash provided by investing activities	31,095	50,233	(38)%
Net cash used in financing activities	(37,482)	(137,807)	73%
Net increase in cash and cash equivalents	$114,923	$36,852

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

Net cash provided by operating activities during the first nine months of 2022 decreased by $3.1 million as compared to the first nine months of 2021 primarily due to higher payments on derivative settlements, net changes in operating assets and liabilities related to the timing of cash receipts and disbursements, and lower operating profit from our mid-stream segment reflecting the March 1, 2022 deconsolidation of Superior, partially offset by increased operating profit from our oil and natural gas and contract drilling segments.

Cash Flows from Investing Activities

We anticipate using a portion of our free cash flows for capital expenditures related to our development and production of oil, NGLs, and natural gas as well as the maintenance of our existing drilling rig fleet.

Net cash provided by investing activities decreased by $19.1 million during the first nine months of 2022 compared to the first nine months of 2021 primarily due to the deconsolidation of Superior's cash and cash equivalents, higher capital expenditures, and lower proceeds received from the disposition of non-core property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $100.3 million for the first nine months of 2022 compared to the first nine months of 2021 primarily due to the absence of net payments on credit agreements and finance leases as well as lower distributions made by Superior to non-controlling interests, partially offset by higher repurchases of common stock. A portion of future cash flows and cash and cash equivalents may be used for future shareholder return activities, including stock repurchases and cash distributions.

As of September 30, 2022, we had unrestricted cash and cash equivalents totaling $179.1 million and no outstanding borrowings under the Exit credit agreement.

The following table summarizes certain financial condition and liquidity information as of the dates identified:

	September 30, 2022	September 30, 2021
	(In thousands)
Working capital	$160,426	$(30,367)
Current portion of long-term debt	$—	$—
Long-term debt	$—	$3,100
Shareholders’ equity attributable to Unit Corporation	$303,332	$149,504

Working Capital

Our working capital balance typically fluctuates due to the timing of our trade accounts receivable and accounts payable, and the fluctuation in current assets and liabilities associated with the fair values of our derivative positions. We had positive working capital of $160.4 million as of September 30, 2022 compared to negative working capital of $30.4 million as of September 30, 2021. The increase in working capital is primarily due to increases in cash and cash equivalents, the absence of the warrant liability, current commodity derivative liabilities, and lower accrued liabilities and payables, partially offset by lower accounts receivable. Our commodity derivative contracts decreased working capital by $41.5 million as of September 30, 2022 and decreased working capital by $60.0 million as of September 30, 2021.

Credit Agreements

Exit Credit Agreement. On the Effective Date, the Company entered into an amended and restated credit agreement (the Exit credit agreement), providing for a $140.0 million senior secured revolving credit facility (RBL Facility) and a $40.0 million senior secured term loan facility, among (i) the Company, UDC, and UPC (together, the Borrowers), (ii) the guarantors party thereto, including the Company and all of its subsidiaries existing as of the Effective Date (other than Superior Pipeline Company, L.L.C. and its subsidiaries), (iii) the lenders party thereto from time to time (Lenders), and (iv) BOKF, NA dba Bank of Oklahoma as administrative agent and collateral agent (in such capacity, the Administrative Agent). The maturity date of borrowings under this Exit credit agreement is March 1, 2024.

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

On November 1, 2022, the Company finalized the fourth amendment to the Exit credit agreement. Under the fourth amendment, (i) the RBL Facility borrowing base was increased to $35.0 million, (ii) the lenders party to the agreement were revised to only BOKF, NA dba Bank of Oklahoma, and (iii) the Eurodollar Loan borrowing option was amended to a secured overnight financing rate (SOFR) option. Subsequent to the fourth amendment, Revolving Loans are able to be SOFR Loans or ABR Loans (each as defined in the Exit credit agreement). Revolving Loans that are SOFR Loans bear interest at a rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Exit credit agreement) for the applicable interest period plus 525 basis points while Revolving Loans that are ABR Loans bear interest at a rate per annum equal to the Alternate Base Rate plus 425 basis points.

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

Capital Requirements

Oil and Natural Gas Segment Dispositions, Acquisitions, and Capital Expenditures. Most of our capital expenditures for this segment are discretionary and directed toward growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing, which provide us flexibility in deciding when and if to incur these costs. We participated in the completion of 18 gross wells (1.03 net wells) drilled by other operators during the first nine months of 2022 compared to 10 gross wells (0.77 net wells) during the first nine months of 2021.

Oil and natural gas segment capital expenditures, including oil and gas properties on the full cost method, for the first nine months of 2022 totaled $15.2 million, excluding a $2.5 million increase in the ARO liability, compared to $7.1 million, excluding a $1.6 million increase in the ARO liability, during the first nine months of 2021.

On July 1, 2022, the Company closed on the sale of certain wells and related leases near the Texas Gulf Coast for cash proceeds of $45.4 million, net of customary closing and post-closing adjustments based on an effective date of April 1, 2022. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

On March 8, 2022, the Company closed on the sale of certain non-core wells and related leases located near the Oklahoma Panhandle for cash proceeds of $3.6 million, net of customary closing and post-closing adjustments based on an effective date of December 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

On August 16, 2021, the company closed on the sale of substantially all of our wells and related leases located near Oklahoma City, Oklahoma for $16.1 million, net of customary closing and post-closing adjustments based on an effective date of August 1, 2021. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

On May 6, 2021, the Company closed on the sale of substantially all of our wells and the leases related thereto located in Reno and Stafford Counties, Kansas for proceeds of $7.3 million, net of customary closing and post-closing adjustments. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sale did not result in a significant alteration of the full cost pool.

Net proceeds for the sale of other non-core oil and natural gas assets totaled $6.6 million and $5.0 million during the nine months ended September 30, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. Near term capital expenditures are expected to primarily be for maintenance capital on operating drilling rigs. We also continue to pursue the disposal or sale of our non-core, idle drilling rig fleet. Contract drilling capital expenditures totaled $6.8 million during the first nine months of 2022 compared to $0.9 million during the first nine months of 2021.

We sold non-core contract drilling assets for proceeds of $9.4 million and $8.2 million during the nine months ended September 30, 2022 and 2021, respectively. These proceeds resulted in net gains of $6.7 million and $5.2 million during the nine months ended September 30, 2022 and 2021, respectively.

Mid-Stream Dispositions, Acquisitions, and Capital Expenditures. Superior incurred $1.2 million in consolidated capital expenditures during the first nine months of 2022 compared to $8.6 million during the first nine months of 2021.

Derivative Activities

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of September 30, 2022, based on our third quarter 2022 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2022	2023
Daily oil production	93%	50%
Daily natural gas production	97%	44%

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at September 30, 2022 and determined there was no material risk at that time. The fair value of the net assets (liabilities) we had with Bank of Oklahoma, our only commodity derivative counterparty, was $49.8 million as of September 30, 2022.

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

Below is the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Loss on derivatives	$(12,381)	$(39,742)	$(73,848)	$(104,973)
Cash settlements paid on commodity derivatives	(28,641)	(12,940)	(82,764)	(22,647)
Gain (loss) on derivatives less cash settlements paid on commodity derivatives	$16,260	$(26,802)	$8,916	$(82,326)

Loss on change in fair value of warrants	$—	$(9,054)	$(29,323)	$(12,628)

Results of Operations
Three months ended September 30, 2022 versus three months ended September 30, 2021
Provided below is a comparison of selected operating and financial data:

	Three Months Ended September 30,		Change	Percent Change (1)
	2022	2021
	(In thousands unless otherwise specified)
Total revenue, before inter-segment eliminations	$120,282	$177,382	$(57,100)	(32)%
Total revenue, after inter-segment eliminations	$120,282	$163,248	$(42,966)	(26)%
Net income (loss)	$55,818	$(2,805)	$58,623	NM
Net income (loss) attributable to non-controlling interest	$—	$(9,100)	$9,100	(100)%
Net income attributable to Unit Corporation	$55,818	$6,295	$49,523	NM

Oil and Natural Gas:
Revenue, before inter-segment eliminations	$80,026	$66,202	$13,824	21%
Operating costs, before inter-segment eliminations	$21,235	$22,022	$(787)	(4)%
Average oil price (Bbl)	$56.75	$47.66	$9.09	19%
Average oil price excluding derivatives (Bbl)	$91.81	$70.53	$21.28	30%
Average NGLs price (Bbl)	$29.39	$27.42	$1.97	7%
Average NGLs price excluding derivatives (Bbl)	$29.39	$27.42	$1.97	7%
Average natural gas price (Mcf)	$3.57	$2.88	$0.69	24%
Average natural gas price excluding derivatives (Mcf)	$7.04	$3.69	$3.35	91%
Oil production (MBbls)	276	329	(53)	(16)%
NGL production (MBbls)	547	649	(102)	(16)%
Natural gas production (MMcf)	5,452	6,805	(1,353)	(20)%

Contract Drilling:
Revenue, before inter-segment eliminations	$40,256	$19,158	$21,098	110%
Operating costs, before inter-segment eliminations	$25,823	$15,357	$10,466	68%
Average number of drilling rigs in use	17.0	11.0	6.0	55%
Total drilling rigs available for use at the end of the period	21	21	—	—%
Average dayrate on daywork contracts - BOSS Rigs	$24,258	$18,832	$5,426	29%
Average dayrate on daywork contracts - SCR Rigs	$19,370	$14,007	$5,363	38%

Mid-Stream: (2)
Revenue, before inter-segment eliminations	$—	$92,022	$(92,022)	(100)%
Operating costs, before inter-segment eliminations	$—	$76,823	$(76,823)	(100)%

Corporate and Other:
General and administrative expense, before inter-segment eliminations	$5,601	$4,246	$1,355	32%
Other income (expense):
Interest expense, net	$(37)	$(702)	$665	(95)%
Reorganization items, net	$(48)	$(971)	$923	(95)%
Loss on derivatives	$(12,381)	$(39,742)	$27,361	69%
Loss on change in fair value of warrants	$—	$(9,054)	$9,054	(100)%
Income tax expense, net	$—	$—	$—	—%
Average interest rate on long-term debt outstanding	—%	6.5%	(6.5)%	(100)%
Average long-term debt outstanding	$—	$18,393	$(18,393)	(100)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Absence of mid-stream activity during the three months ended September 30, 2022 reflects the March 1, 2022 deconsolidation of Superior.

Oil and Natural Gas

Oil and natural gas revenues increased $13.8 million or 21% during the third quarter of 2022 as compared to the third quarter of 2021 primarily due to higher commodity prices, partially offset by lower production volumes. Including derivatives settled, average oil prices increased 19% to $56.75 per barrel, average natural gas prices increased 24% to $3.57 per Mcf, and NGLs prices increased 7% to $29.39 per barrel. Oil production decreased 16%, natural gas production decreased 20%, and NGLs production decreased 16%. The decrease in volumes was due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions.

Oil and natural gas operating costs increased $0.8 million or 4% between the comparative third quarters of 2022 and 2021 primarily due to higher production taxes on increased revenues and employee compensation and separation benefits, partially offset by lower lease operating expenses on lower volumes as described above.

Contract Drilling

Drilling revenues increased $21.1 million or 110% during the third quarter of 2022 compared to the third quarter of 2021 primarily due to a 55% increase in the average number of rigs in use to 17.0 in the third quarter of 2022 as well as increases to the average dayrates on daywork contracts of 29% and 38% on BOSS rigs and SCR rigs, respectively.

Drilling operating costs increased $10.5 million or 68% between the comparative third quarters of 2022 and 2021 primarily due to an increase in the average number of operating rigs.

Mid-Stream

Our mid-stream revenues decreased $92.0 million or 100% during the third quarter of 2022 as compared to the third quarter of 2021 due to the absence of activity as a result of the March 1, 2022 deconsolidation of Superior.

Operating costs decreased $76.8 million or 100% during the third quarter of 2022 compared to the third quarter of 2021 due to the absence of activity as a result of the March 1, 2022 deconsolidation of Superior.

General and Administrative

Corporate general and administrative expenses increased $1.4 million or 32% during the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher employee compensation.

Interest Expense, Net

Interest expense, net decreased $0.7 million between the comparative third quarters of 2022 and 2021 primarily due to a 100% decrease in average long-term debt outstanding. Our average debt outstanding decreased $18.4 million during the third quarter of 2022 compared to the third quarter of 2021 primarily due to payments made under the Exit credit agreement and the deconsolidation of Superior's outstanding long-term debt.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Loss on Derivatives

The $27.4 million favorable change in loss on derivatives between the comparative third quarters of 2022 and 2021 is primarily due to favorable pricing changes on unsettled commodity derivative positions and new commodity derivative positions executed during the third quarter of 2022, partially offset by higher settlement payments driven by higher average pricing.

Loss on Change in Fair Value of Warrants

The $9.1 million favorable change in loss on change in fair value of warrants between the comparative third quarters of 2022 and 2021 is due to the absence of gain or loss on change in the fair value of the warrants during the third quarter of 2022 following the second quarter 2022 warrant strike price determination and reclassification of the warrant liability to shareholders' equity.

Income Tax Expense, Net

We did not record any income tax expense, net during the third quarter of 2022 or during the third quarter of 2021 due to the Company's full valuation allowance against our net deferred tax asset.

Nine months ended September 30, 2022 versus nine months ended September 30, 2021
Provided below is a comparison of selected operating and financial data:

	Nine Months Ended September 30,		Change	Percent Change (1)
	2022	2021
	(In thousands unless otherwise specified)
Total revenue, before inter-segment eliminations	$454,482	$451,850	$2,632	1%
Total revenue, after inter-segment eliminations	$443,201	$418,202	$24,999	6%
Net income (loss)	$83,206	$(13,511)	$96,717	NM
Net loss attributable to non-controlling interest	$(5,828)	$(4,875)	$(953)	20%
Net income (loss) attributable to Unit Corporation	$89,034	$(8,636)	$97,670	NM

Oil and Natural Gas:
Revenue, before inter-segment eliminations	$268,504	$181,003	$87,501	48%
Operating costs, before inter-segment eliminations	$72,838	$58,365	$14,473	25%
Average oil price (Bbl)	$57.82	$47.77	$10.05	21%
Average oil price excluding derivatives (Bbl)	$97.74	$63.15	$34.59	55%
Average NGLs price (Bbl)	$32.46	$21.10	$11.36	54%
Average NGLs price excluding derivatives (Bbl)	$32.46	$21.10	$11.36	54%
Average natural gas price (Mcf)	$3.72	$2.87	$0.85	30%
Average natural gas price excluding derivatives (Mcf)	$6.02	$3.12	$2.90	93%
Oil production (MBbls)	991	1,130	(139)	(12)%
NGL production (MBbls)	1,781	1,952	(171)	(9)%
Natural gas production (MMcf)	18,788	21,750	(2,962)	(14)%

Contract Drilling:
Revenue, before inter-segment eliminations	$102,780	$52,893	$49,887	94%
Operating costs, before inter-segment eliminations	$77,823	$41,308	$36,515	88%
Average number of drilling rigs in use	16.3	10.1	6.2	61%
Total drilling rigs available for use at the end of the period	21	21	—	—%
Average dayrate on daywork contracts - BOSS Rigs	$22,378	$19,682	$2,696	14%
Average dayrate on daywork contracts - SCR Rigs	$17,900	$13,774	$4,126	30%

Mid-Stream: (2)
Revenue, before inter-segment eliminations	$83,198	$217,954	$(134,756)	(62)%
Operating costs, before inter-segment eliminations	$73,771	$181,109	$(107,338)	(59)%
Gas gathered--Mcf/day	348,859	300,484	48,375	16%
Gas processed--Mcf/day	146,368	124,263	22,105	18%
Gas liquids sold--gallons/day	456,700	431,474	25,226	6%

Corporate and Other:
General and administrative expense, before inter-segment eliminations	$18,937	$15,406	$3,531	23%
Other income (expense):
Interest expense, net	$(229)	$(3,895)	$3,666	(94)%
Reorganization items, net	$(90)	$(3,959)	$3,869	98%
Loss on derivatives	$(73,848)	$(104,973)	$31,125	30%
Loss on change in fair value of warrants	$(29,323)	$(12,628)	$(16,695)	132%
Loss on deconsolidation of Superior	$(13,141)	$—	$(13,141)	—%
Income tax expense, net	$—	$—	$—	—%
Average interest rate on long-term debt outstanding	2.2%	6.7%	(4.5)%	(67)%
Average long-term debt outstanding	$4,202	$57,815	$(53,613)	(93)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Mid-Stream activity and metrics shown in this table for the nine months ended September 30, 2022 reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022.

Oil and Natural Gas

Oil and natural gas revenues increased $87.5 million or 48% during the first nine months of 2022 as compared to the first nine months of 2021 primarily due to higher commodity prices, partially offset by lower production volumes. Including derivatives settled, average oil prices increased 21% to $57.82 per barrel, average natural gas prices increased 30% to $3.72 per Mcf, and NGLs prices increased 54% to $32.46 per barrel. Oil production decreased 12%, natural gas production decreased 14%, and NGLs production decreased 9%. The decrease in volumes was due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions.

Oil and natural gas operating costs increased $14.5 million or 25% between the comparative first nine months of 2022 and 2021 primarily due to higher production taxes on increased revenues, higher lease operating expenses, and higher employee compensation and separation benefits.

Contract Drilling

Drilling revenues increased $49.9 million or 94% during the first nine months of 2022 compared to the first nine months of 2021 primarily due to a 61% increase in the average number of rigs in use to 16.3 during the first nine months of 2022 as well as increases to the average dayrates on daywork contracts of 14% and 30% on BOSS rigs and SCR rigs, respectively.

Drilling operating costs increased $36.5 million or 88% between the comparative first nine months of 2022 and 2021 primarily due to an increase in the average number of operating rigs as well as $6.7 million of transportation and start up costs associated with bringing stacked rigs back into service.

Mid-Stream

Our mid-stream revenues decreased $134.8 million or 62% during the first nine months of 2022 as compared to the first nine months of 2021 primarily due to the absence of activity subsequent to March 1, 2022 as a result of the deconsolidation of Superior, partially offset by higher gas, NGL, and condensate prices as well as higher volumes during the consolidated period. Gas processed volumes per day increased 18% while gas gathered volumes per day increased 16% between the comparative first nine months of 2022 and 2021 primarily due to connecting new wells as well as new volumes from the processing plant and gathering system acquired in November 2021.

Operating costs decreased $107.3 million or 59% during the first nine months of 2022 compared to the first nine months of 2021 primarily due to the absence of activity subsequent to March 1, 2022 as a result of the deconsolidation of Superior, partially offset by higher gas, NGL, and condensate prices as well as higher purchase volumes related to the processing plant and gathering system acquired in November 2021.

General and Administrative

Corporate general and administrative expenses increased $3.5 million or 23% during the first nine months of 2022 as compared to the first nine months of 2021 primarily due to higher employee and director compensation.

Interest Expense, Net

Interest expense, net decreased $3.7 million between the comparative first nine months of 2022 and 2021 primarily due to a 93% decrease in average long-term debt outstanding and a decrease in the average interest rate from 6.7% during the first nine months of 2021 to 2.2% during the first nine months of 2022. Our average debt outstanding decreased $53.6 million during the first nine months of 2022 compared to the first nine months of 2021 primarily due to payments made under the Exit credit agreement and the deconsolidation of Superior's outstanding long-term debt, partially offset by borrowings under the Superior credit agreement prior to deconsolidation.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Loss on Derivatives

The $31.1 million favorable change in loss on derivatives between the comparative first nine months of 2022 and 2021 is primarily due to favorable pricing changes on unsettled commodity derivative positions and new commodity derivative positions executed during the second quarter of 2022, partially offset by higher settlement payments driven by higher average pricing.

Loss on Change in Fair Value of Warrants

The $16.7 million unfavorable change in loss on change in fair value of warrants between the comparative first nine months of 2022 and 2021 is primarily due to changes in the underlying assumptions used to estimate the fair value, including entity value, volatility, duration to exercise, and other inputs.

Loss on Deconsolidation of Superior

Loss on deconsolidation of $13.1 million during the first nine months of 2022 represents the loss recognized on the March 1, 2022 deconsolidation of Superior.

Income Tax Expense, Net

We did not record income tax expense, net during first nine months of 2022 or during the first nine months of 2021 due to the Company's full valuation allowance against our net deferred tax asset.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily because of changes in commodity prices and interest rates.

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first nine months of 2022 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $0.2 million per month ($2.2 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $0.1 million per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $0.2 million per month ($2.3 million annualized) change in our pre-tax operating cash flow.

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

As of September 30, 2022, we had the following commodity derivatives outstanding:

Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Oct'22 - Dec'22	Natural gas - swap	5,000 MMBtu/day	$2.61	IF - NYMEX (HH)
Oct'22 - Feb'23	Natural gas - swap	21,656 MMBtu/day	$9.14	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Oct'22 - Dec'22	Natural gas - collar	35,000 MMBtu/day	$2.50 - $2.68	IF - NYMEX (HH)
Oct'22 - Dec'22	Crude oil - swap	2,300 Bbl/day	$42.25	WTI - NYMEX
Oct'22 - Dec'22	Crude oil - swap	495 Bbl/day	$103.98	WTI - NYMEX
Jan'23 - Feb'23	Crude oil - swap	1,339 Bbl/day	$95.40	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Interest Rate Risk. Our interest rate exposure relates to our long-term debt under our Exit credit agreement as its borrowings carry variable interest rates. We had no outstanding borrowings under this facility as of September 30, 2022. See Note 9 – Long-Term Debt and Other Long-Term Liabilities for more information on the Exit credit agreement.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2021, the Company's board of directors (the Board) authorized repurchasing up to $25.0 million of the Company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases are made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. During the third quarter of 2022, we repurchased 275,000 shares under the repurchase program at an average share price of $51.46 for an aggregate purchase price of $14.2 million. As of September 30, 2022, we had repurchased a total of 1,794,392 shares under the repurchase program at an average share price of $38.37 for an aggregate purchase price of $68.9 million.

During the year ended December 31, 2021, we also repurchased 78,000 shares in a privately negotiated transaction at a share price of $19.07 which was not part of the repurchase program.

The cumulative number of shares repurchased as of September 30, 2022 totaled 2,472,392. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets as of September 30, 2022.

The table below shows share repurchase activity for the three months ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
				(in thousands)
July 1, 2022 through July 31, 2022	75,000	$50.00	75,000	$41,549
August 1, 2022 through August 31, 2022	—	$—	—	$41,549
September 1, 2022 through September 30, 2022	200,000	$52.00	200,000	$31,149

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1	Fourth Amendment to Amended and Restated Credit Agreement.

31.1	Certification of Chief Executive Officer under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a – 14(a) of the Exchange Act.

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

Unit Corporation

Date:	November 10, 2022	By: /s/ Philip B. Smith
PHILIP B. SMITH
President and Chief Executive Officer

Date:	November 10, 2022	By: /s/ Thomas D. Sell
THOMAS D. SELL
Chief Financial Officer