Form 10-K
period 2022-12-31
UNIT CORP
filed 2023-03-17
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒
Smaller reporting company ☒        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.              Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of June 30, 2022, the aggregate market value of the voting and non-voting common equity (based on the closing price of the stock on the OTC Pink on June 30, 2022) held by non-affiliates was approximately $328.8 million. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
As of March 17, 2023, 9,634,956 shares of the registrant’s common stock were outstanding.

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
The following are explanations of some of the terms we use that are specific to us:
BOKF – Bank of Oklahoma Financial Corporation.
BOSS Rig – Unit’s proprietary BOSS rig design are Tier 1, Super-Spec alternating current drilling rigs which are standard equipped to handle multi-well pad drilling programs. Features include multi-directional walking systems, 800,000 pound static hook load masts, pipe racking capacities ranging from 22,500 to 26,500 feet, 7,500 psi mud systems, including quintuplex mud pumps, AC draw works, power generating system with dual fuel capability or high line power capability, high-torque top drives, automated iron roughneck wrenches, and automated catwalks.
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
Emergence Date – September 3, 2020, the date the Debtors emerged from bankruptcy.
Exit Credit Agreement – The credit agreement the Company entered into on September 3, 2020 with the lenders.
MSA – The Amended and Restated Master Services and Operating Agreement for Superior.
New Common Stock – The Company common stock issued under the Plan and following the Emergence Date.
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
SCR Rig – Direct current electric rigs that are standard equipped to drill multi-well pad drilling programs. Features include 1,500 horsepower hoisting capability, 7,500 psi mud systems, top drives, iron roughnecks, and automated catwalks. These rigs are equipped with either skidding or walking systems to move from well to well on a pad.
Superior – Superior Pipeline Company, L.L.C., and its subsidiaries.

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
•our ability to pay dividends and make share repurchases;
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
For The Year Ended December 31, 2022

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

GENERAL

We were founded in 1963 as an oil and natural gas contract drilling company and have since grown to include operations in exploration and production as well as investments in mid-stream. We operate, manage, and analyze our results of operations through our three principal business segments:

•Oil and Natural Gas – carried out by our subsidiary Unit Petroleum Company. This segment produces, develops, and acquires oil and natural gas properties for our account.
•Contract Drilling – carried out by our subsidiary Unit Drilling Company. This segment contracts to drill onshore oil and natural gas wells for third parties and for our oil and natural gas segment.
•Mid-Stream – carried out by Superior and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We hold a 50% investment in Superior.

Each company may conduct operations through subsidiaries of its own. We also have several other subsidiaries, none of which conduct material operations.

The following table below certain information about our consolidated oil and natural gas and contract drilling assets as well as Superior's assets as of December 31, 2022:

Oil and Natural Gas
Total number of wells in which we own an interest	4,248
Contract Drilling
Total number of drilling rigs available for use	18
Mid-Stream
Number of natural gas treatment plants owned by Superior	3
Number of processing plants owned by Superior	12
Number of natural gas gathering systems owned by Superior	18

2022 SEGMENT OPERATIONS HIGHLIGHTS

Oil and Natural Gas
•Revenues before eliminations increased by 20% from 2021 primarily due to higher average commodity pricing, partially offset by lower production volumes.
•Operating costs before eliminations increased 13% from 2021 primarily due to higher production tax expenses due to increased revenues, higher employee compensation and separation benefits, and higher lease operating expenses.
•Capital expenditures increased 19% from 2021 as we participated in the completion of 27 gross wells (1.34 net wells) drilled by other operators.

Contract Drilling
•Revenues increased 94% from 2021 primarily due to a 50% increase in the average number of drilling rigs in use to 16.4 during the year ended December 31, 2022 as well as increases to the average dayrates on daywork contracts of 23% and 39% on BOSS rigs and SCR rigs, respectively.
•Operating costs increased 73% from 2021 primarily due to an increase in the average number of operating rigs, higher employees compensation, and $6.7 million of transportation and start up costs associated with bringing stacked rigs back into service.
•Capital expenditures increased 287% from 2021 primarily due to an increase in the average number of operating rigs.
Mid-Stream
•We consolidated the financial position, operating results, and cash flows of Superior prior to March 1, 2022, on which date the Master Services and Operating Agreement (MSA) was amended and restated, with the result that we no longer consolidate Superior's financial position, operating results, and cash flows during periods subsequent to March 1, 2022. We subsequently account for our investment in Superior as an equity method investment.
•Superior paid $9.5 million of distributions to Unit and $50.2 million of distributions to its other members during the year ended December 31, 2022, and subsequently paid distributions to SP Investor of $11.1 million in January 2023 which reduced the remaining Drilling Commitment Adjustment Amount to $20.9 million.
•On February 21, 2023, we entered into a letter agreement (the “Letter Agreement”) with SP Investor under which the Company has agreed to sell all of its 50% ownership interest in Superior for $20.0 million. The Letter Agreement provides that SP Investor will pay Unit $12.0 million at closing and $8.0 million in deferred proceeds to be paid no later than 12 months from closing, subject to Unit's satisfaction of certain ongoing covenant obligations and other customary conditions.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Note 22 - Industry Segment Information of our Notes to Consolidated Financial Statements in Item 8 of this report for information about each of our segments' revenues, profits or losses, and total assets.

OIL AND NATURAL GAS

General. Our producing oil and natural gas properties, unproved properties, and related assets are primarily located in Oklahoma and Texas in addition to Arkansas, Kansas, and North Dakota to a lesser extent. All of our oil and natural gas properties are located in the United States.

When we are the operator of a property, we may use one of our drilling rigs to drill wells on the property and/or we may engage with our mid-stream investment to gather our gas if it is economical to do so.

The following table presents information regarding our oil and natural gas assets as of December 31, 2022 and production activity during the year then ended:

	Number of Gross Wells	Number of Net Wells	Number of Gross Wells in Process	Number of Net Wells in Process	2022 Average Net Daily Production
					Natural Gas (Mcf)	Oil (Bbls)	NGLs (Bbls)
Total	4,248	1,347	15	0.68	66,332	3,510	5,885

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

Net proceeds for the sale of other non-core oil and natural gas assets totaled $7.7 million and $5.0 million during the twelve months ended December 31, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Well and Leasehold Data. The following tables present information regarding our oil and natural gas exploratory and development drilling operations:

	Year Ended December 31,
	2022		2021
	Gross	Net	Gross	Net
Wells drilled:
Development:
Oil	3	0.1	10	3.7
Natural Gas	4	0.2	—	—
Dry	—	—	—	—
Total development	7	0.3	10	3.7
Exploratory:
Oil	16	0.9	13	0.7
Natural gas	4	0.2	—	—
Dry	—	—	1	—
Total exploratory	20	1.1	14	0.7
Total wells drilled	27	1.3	24	4.4

	Year Ended December 31,
	2022		2021
	Gross	Net	Gross	Net
Wells producing or capable of producing:
Oil	624	126.7	736	141.2
Natural gas	2,217	686.8	2,380	649.0
Total	2,841	813.4	3,116	790.2

We did not develop any previously booked proved undeveloped oil and natural gas reserves in 2022 or 2021.

The following table presents our leasehold acreage at December 31, 2022:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net (1)	Gross	Net
Total leasehold acreage	444,575	203,440	3,617	916	448,192	204,356
_________________________
1.Approximately 100% of the net undeveloped acres are covered by leases that will expire in the years 2023—2026 unless drilling or production extends those leases.

Price and Production Data. The following tables present the average sales price, production volumes, and average production cost per equivalent barrel for our oil, NGLs, and natural gas production for the periods indicated:

	Year Ended December 31,
	2022	2021
Average sales price per barrel of oil produced:
Price before derivatives	$94.28	$66.50
Effect of derivatives	(36.80)	(16.47)
Price including derivatives	$57.48	$50.03
Average sales price per barrel of NGLs produced:
Price before derivatives	$30.00	$23.41
Effect of derivatives	—	—
Price including derivatives	$30.00	$23.41
Average sales price per Mcf of natural gas produced:
Price before derivatives	$5.79	$3.55
Effect of derivatives	(2.14)	(0.62)
Price including derivatives	$3.65	$2.93

	Year Ended December 31,
	2022	2021
Oil production (MBbls):
Anadarko basin	1,209	1,459
Western Gulf basin	55	134
All other basins	17	22
Total oil production	1,281	1,615
NGLs production (MBbls):
Anadarko basin	1,960	2,174
Western Gulf basin	184	445
All other basins	4	5
Total NGL production	2,148	2,624
Natural gas production (MMcf):
Anadarko basin	21,696	22,836
Western Gulf basin	2,425	6,075
All other basins	90	101
Total natural gas production	24,211	29,012
Total production (MBoe):
Anadarko basin	6,785	7,439
Western Gulf basin	643	1,592
All other basins	36	44
Total BOE production	7,464	9,074

The Anadarko basin contained 98% and 89% of our total proved reserves as of December 31, 2022 and 2021 respectively, expressed on an oil-equivalent barrel basis. There are no other basins that accounted for more than 10% of our proved reserves.

Oil, NGLs, and Natural Gas Reserves. The table below presents our estimated proved developed and undeveloped oil, NGLs, and natural gas reserves:

	Year Ended December 31, 2022
	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Total proved developed	7,681	20,132	212,409	63,215
Total proved undeveloped	—	—	—	—
Total proved	7,681	20,132	212,409	63,215

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

Ryder Scott Audit and Technical Qualifications

We use Ryder Scott to audit the reserves prepared by our reservoir engineers. Ryder Scott has been providing petroleum consulting services internationally since 1937. Their summary report is attached as Exhibit 99.1 to this Form 10-K. The wells or locations for which reserve estimates were audited were taken from our reserve and income projections as of December 31, 2022, and comprised approximately 86% of the total proved developed future net income discounted at 10% (based on the SEC's unescalated pricing policy).

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

Proved Undeveloped Reserves. As of December 31, 2022, we had not recorded any proved undeveloped reserves.

Our estimated proved reserves and the standardized measure of discounted future net cash flows of the proved reserves at December 31, 2022 and 2021, the changes in quantities, and standardized measure of those reserves for the years then ended, are shown in the Supplemental Oil and Gas Disclosures in Item 8 of this report.

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

Customers. One third-party customer accounted for 10% of our oil and natural gas revenues during the year ended December 31, 2022 and no other company accounted for over 10% of our oil and natural gas revenues besides affiliate transactions with our Superior investment. Superior purchased $67.1 million of our natural gas and NGLs production and provided gathering and transportation services of $2.7 million. All intercompany transactions and accounts between Unit and Superior during the two months prior to the March 1, 2022 deconsolidation have been eliminated. Affiliate transactions and accounts between Unit and Superior subsequent to March 1, 2022 are not eliminated.

CONTRACT DRILLING

General. Our contract drilling business is conducted through Unit Drilling Company. We drill onshore oil and natural gas wells for a wide range of other oil and natural gas companies as well as for our own account. Our drilling operations are primarily located in Oklahoma, Texas, New Mexico, Wyoming, and North Dakota.

The following table presents information about our contract drilling segment assets as of December 31, 2022 and drilling activity for the year then ended:

	Year Ended December 31,
	2022	2021
Number of drilling rigs available for use at end of period	18	21
Average number of drilling rigs utilized	16.4	10.9
Utilization rate (1)	78%	36%
Average revenue per day (2)	$24,619	$19,097
Total footage drilled (in thousands of feet)	5,679	4,487
Number of wells drilled	306	251
1.Utilization rate is determined by dividing the average number of drilling rigs used by the average number of drilling rigs available for use during the year. See Drilling Rig Fleet below for discussion on the 2022 reduction in drilling rigs available for use.
2.Represents the total revenues from our contract drilling segment divided by the total days our drilling rigs were used during the year.

Description and Location of Our Drilling Rigs. An on-shore drilling rig is composed of major equipment components like engines, drawworks or hoists, derrick or mast, substructure, mud pumps, blowout preventers, top drives, and drill pipe. Because of the normal wear and tear from operating 24 hours a day, several of the major components, like engines, mud pumps, top drives, and drill pipe, must be replaced or overhauled periodically. Other major components, like the substructure, mast, and drawworks, can be used for extended periods with proper inspections and maintenance. We also own additional equipment used in operating our drilling rigs, including iron roughnecks, automated catwalks, skidding systems, large air compressors, trucks, and other support equipment. The majority of the wells we drill today are horizontal wells. Depending on our customers' well programs, we routinely drill horizontal wells ranging from 15,000 to over 25,000 feet in length..

The following table presents the contractual status and capabilities of our drilling rigs as of December 31, 2022:

	Contracted Rigs	Non-Contracted	Total Rigs	Average Rated Drilling Depth (ft)
BOSS rigs	14	—	14	20,000
SCR rigs	3	1	4	20,000
Total rigs	17	1	18	20,000

Fluctuating commodity prices directly affect the number of drilling rigs we can put to work, both positively and negatively. Generally, sustained higher commodity prices lead to greater demand for drilling rigs, while demand and rates tends to fall as commodity prices decline for any extended period. Drilling rig utilization increased during 2022 as commodity prices increased. The number of drilling rigs we can work also depends on several conditions besides demand, including the availability of qualified labor as well as the availability of needed drilling supplies and equipment.

The following table presents the average number of our drilling rigs working by quarter during the years indicated:

	2022	2021
First quarter	15.5	9.4
Second quarter	16.3	10.0
Third quarter	17.0	11.0
Fourth quarter	17.0	13.2

Drilling Rig Fleet. Total rigs available for use was reduced from 21 to 18 as of December 31, 2022 reflecting the current market outlook for utilization of our SCR rigs.

Dispositions. Proceeds for the sale of non-core contract drilling assets totaled $12.8 million and $12.7 million during the twelve months ended December 31, 2022 and 2021, respectively. These proceeds resulted in net gains of $8.4 million and $10.1 million during the twelve months ended December 31, 2022 and 2021, respectively.

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

All of our drilling contracts during 2022 and 2021 were daywork contracts. Under a daywork contract, we provide the drilling rig with the required personnel and the operator supervises the drilling of the well. Our daywork compensation is based on a negotiated rate to be paid for each day the drilling rig is used.

Most of our contracts are term contracts, with the rest being either well-to-well or pad-to-pad contracts. Term contracts can range from months to multiple years and the rates can either be fixed throughout the term or allow for periodic adjustments.

Customers. Five customers accounted for 71% of our contract drilling revenues during the year ended December 31, 2022. No other third-party customer accounted for 10% or more of our contract drilling revenues.

Our contract drilling segment may also provide drilling services for our oil and natural gas segment. Depending on the timing of the drilling services performed on our properties, those services may be deemed, for financial reporting purposes, to be associated with acquiring an ownership interest in the property. Revenues and expenses for these services are eliminated in our statement of operations, with any profit recognized reducing our investment in our oil and natural gas properties. We eliminated $0.4 million of contract drilling revenue and $0.2 million of contract drilling operating costs during the year ended December 31, 2022, resulting in a net reduction of $0.1 million to our investment in oil and natural gas properties.

MID-STREAM

General. Our mid-stream operations are conducted through Superior Pipeline Company, L.L.C. and its subsidiaries, of which we own a 50% interest. Superior's operations consist of buying, selling, gathering, processing, and treating natural gas. Superior operates three natural gas treatment plants, 12 processing plants, 18 active gathering systems, and approximately 3,802 miles of pipeline. Superior and its subsidiaries operate in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia.

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

The following table presents the distributions paid by Superior to each of the members during the years ended December 31, 2022 and 2021:

Date	Recipient	Amount
2022
October 31, 2022	SP Investor	$16.2 million
July 29, 2022	SP Investor	$13.9 million
April 29, 2022	SP Investor	$10.5 million
January 31, 2022	Unit Corporation	$9.5 million
January 31, 2022	SP Investor	$9.5 million
2021
October 29, 2021	Unit Corporation	$7.0 million
October 29, 2021	SP Investor	$7.0 million
July 30, 2021	Unit Corporation	$3.8 million
July 30, 2021	SP Investor	$3.8 million
April 30, 2021	Unit Corporation	$12.3 million
April 30, 2021	SP Investor	$12.3 million

Superior also paid distributions to SP Investor of $11.1 million in January 2023 which reduced the remaining Drilling Commitment Adjustment Amount to $20.9 million.

After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of December 31, 2022, liquidation distributions paid first to SP Investor of $335.2 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $335.2 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

On February 21, 2023, we entered into a letter agreement (the “Letter Agreement”) with SP Investor under which the Company has agreed to sell all of its 50% ownership interest in Superior for $20.0 million. The Letter Agreement provides that SP Investor will pay Unit $12.0 million at closing and $8.0 million in deferred proceeds to be paid no later than 12 months from closing, subject to Unit's satisfaction of certain ongoing covenant obligations and other customary conditions.

COMPETITION

All our businesses are highly competitive and price sensitive. Competition in the contract drilling business traditionally involves factors such as demand, price, efficiency, the condition of equipment, availability of labor and equipment, reputation, and customer relations.

Our oil and natural gas operations likewise encounter strong competition from other oil and natural gas companies. Many competitors have greater financial, technical, and other resources than we do and have more experience than we do in the exploration for and production of oil and natural gas. Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, and other professionals during times of increased competition as competition for these professionals can be intense.

Our mid-stream investment competes with purchasers and gatherers of all types and sizes, including those affiliated with various producers, other major pipeline companies, and independent gatherers for the right to purchase natural gas and NGLs, build gathering and processing systems, and deliver the natural gas and NGLs once the gathering and processing systems are established. The principal elements of competition include the rates, terms, and availability of services, reputation, and the flexibility and reliability of service.

HUMAN CAPITAL

We believe that our employees are critical to our future success, and seek to provide competitive compensation and benefits to attract and retain a skilled workforce. We care about the well-being and development of our employees, and aim to provide a culture of respect and collaboration by supporting employee training and development. We are also very focused on maintaining a culture of continuous improvement in safety and environmental practices as safety and environmental stewardship are at the forefront of everything that we do.

As of December 31, 2022, we had 653 employees, none of whom are members of a union or labor organization. Our workforce includes 512 employees in our contract drilling segment, 102 employees in our oil and natural gas segment, and 39 in our general corporate group. We also periodically utilize the services of independent contractors. We have not experienced any strikes or work-force stoppages.

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

Endangered Species Act. The federal Endangered Species Act (ESA) and analogous state laws regulate many activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. Designating previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators and service companies to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce drilling activities in affected areas. All three of our business segments could be subject to the effect of one or more species being listed as threatened or endangered within the areas of our operations. Numerous species have been listed or are under consideration for protected status under the ESA in areas in which we provide or could undertake operations, such as the dunes sagebrush lizard, lesser prairie chicken, and greater sage grouse. In addition, the Supreme Court held in 2018 that only the actual habitat of an endangered species can be designated critical habitat, meaning that an uninhabited area that otherwise meets the definition of critical habitat should not be so designated. Following this decision, the U.S. Fish and Wildlife Service (FWS) and the National Marine Fisheries Service NMFS) issued joint regulations in December 2020 defining critical habitat to mean an area that currently or periodically contains the resources and conditions necessary to support a species listed under the ESA. The Department of Interior (DOI) also finalized rules in January 2021 under the Migratory Bird Treaty Act, which imposes similar restrictions and penalties as those found under the ESA, that limit the imposition of criminal sanctions in instances where only an incidental take of protected birds occurs. The Biden Administration has stated that it plans to review the FWS, NMFS, and DOI regulations and has paused implementation of the DOI rules. The presence of protected species in areas where we provide contract drilling or mid-stream services or conduct exploration and production operations could impair our ability to timely complete or carry out those services and, consequently, hurt our results of operations and financial position.

Air Emissions. The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries and compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain preapproval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The EPA has also adopted rules under the Clean Air Act that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors and from pneumatic controllers and storage vessels. The EPA expanded on its emission standards for volatile organic compounds in June 2016 with the issuance of first-time standards to address emissions of methane from equipment and processes across oil and natural gas production, storage, processing and transmission sources, including hydraulically fractured oil natural gas and well completions.

In September 2020, the Trump Administration finalized regulations that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane specific requirements across all sources. These changes are currently subject to litigation, and Congress is considering repealing the September 2020 revisions pursuant to the Congressional Review Act. In addition, in January 2021, President Biden signed an executive order calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. As a result, more stringent regulation of methane emissions from the oil and natural gas industry is expected.

The EPA recently proposed amendments designed to update, strengthen, and expand federal regulation of methane and VOCs emitted from new, modified, and reconstructed oil and gas facilities. When finalized, the proposal would revise the standards for sources constructed or modified after August 2011 and September 2015, respectively, create new standards for sources constructed or modified after November 2021, and create a new subpart which would impose on each state the obligation to adopt conforming emissions standards for existing sources.

On August 16, 2022, President Biden signed a budget reconciliation measure commonly referred to as the “Inflation Reduction Act of 2022” (IRA). The IRA contains incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. The IRA also includes a charge on methane emissions which is the first ever federal fee on emissions through a methane emissions charge. Facilities required to report their greenhouse gas (GHG) emissions to the EPA will be assessed a fee of $900 per metric ton of methane in 2024, increasing to $1,500 per metric ton for 2026 and each year thereafter.

Climate Change. Climate change continues to attract considerable public and scientific attention. As a result, our operations as well as the operations of our operators are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs. At the federal level, no comprehensive climate change law or regulation has been implemented to date. The EPA has, however, adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and gas facilities has been subject to controversy in recent years. For more information, see our regulatory disclosure titled “Air Emissions.”

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

Hydraulic Fracturing. Our oil and natural gas segment routinely apply hydraulic fracturing techniques to many of our oil and natural gas properties, including our unconventional resource plays in the Granite Wash of Texas and Oklahoma, the Marmaton of Oklahoma, the Wilcox of Texas, and the Mississippian of Kansas. Hydraulic fracturing has been the subject of public scrutiny over the past several years. While states typically have primary authority with respect to regulating oil and natural gas production activities, including hydraulic fracturing, from time to time Congress has considered passing new laws to regulate this practice, and the U.S. Government has asserted regulatory authority over certain aspects of hydraulic fracturing. For example, the EPA finalized rules under the Clean Water Act in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Most recently, on March 23, 2021 the Fracturing Responsibility and Awareness of Chemicals Act was reintroduced in Congress, which includes resolutions that would authorize the EPA to regulate unconventional drilling activities, including requiring the disclosure of chemicals used, and end various exemptions for hydraulic fracturing in federal laws such as RCRA, the Safe Drinking Water Act, and the federal Clean Air Act. In addition, certain states in which we operate, including Texas and Oklahoma, have adopted, and other states and municipalities and other local governmental entities in some states, have and others are considering adopting regulations and ordinances that could impose more stringent permitting, require the public disclosure of chemicals in fracking fluids, flaring limitations, waste disposal, and well construction requirements on these operations, and even restrict or ban hydraulic fracturing in certain circumstances.

In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. Both the EPA and the United States Geological Survey (USGS) have made statements indicating that the disposal of wastes associated with hydraulic fracturing via injection wells may result in induced seismic events. Several states, including Texas and Oklahoma, have adopted measures limiting disposal well operations in areas under certain circumstances.

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
•the ability or willingness of OPEC+ to set and support production levels for oil;
•oil and gas production levels by non-OPEC+ countries;
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

Based on our production for the year ended December 31, 2022, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of derivatives, would cause a corresponding $0.2 million per month ($2.4 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of derivatives, would result in a $0.1 million per month ($1.3 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of derivatives, would result in a $0.2 million per month ($2.2 million annualized) change in our pre-tax operating cash flow.

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

We may incur substantial capital expenditures in our operations. Historically, we have funded our capital needs through a combination of internally generated cash flow and borrowings under our credit agreement. We may have some indebtedness. As of December 31, 2022, we had no outstanding borrowings under our credit agreement.

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

As of December 31, 2022, we had no outstanding borrowings under our credit agreement. Our financing agreements permit us to incur more indebtedness and other obligations. We may also seek amendments or waivers from our existing lenders if we need to incur indebtedness above amounts permitted by our financing agreements.

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

Our ability to declare and pay dividends and repurchase shares is subject to certain considerations

Dividends and share repurchases are authorized and determined by our Board of Directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements, and future prospects, as well as other factors deemed relevant by our Board of Directors. We can provide no assurance that we will continue to pay dividends or authorize share repurchases at the current rate or at all. Any elimination of, or reduction to, our dividend payout or share repurchase program could have an adverse effect on the market price of our common stock.

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

The mid-stream industry is also highly competitive. Our mid-stream investment competes in gathering, processing, transporting, and treating natural gas with other mid-stream companies. Superior is continually competing with larger mid-stream companies for acquisitions and construction projects. Many of Superior's competitors have greater financial resources, human resources, and geographic presence than it does.

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

Our oil and natural gas segment’s prospective drilling locations are in various evaluation stages, ranging from a prospect ready to drill to a prospect that will require additional geological and engineering analysis. Based on many factors, including future oil, NGLs, natural gas prices, the generation of additional seismic or geological information, and other factors, we may decide not to drill one or more of these prospects. We may not increase or maintain our reserves or production, which could hurt our business, financial position, and operating results. The SEC’s reserve reporting rules require that, subject to limited exceptions, proved undeveloped reserves may be booked only if they relate to wells scheduled to be drilled within five years of booking. At December 31, 2022, we had no proved undeveloped drilling locations.

Our mid-stream investment's operations involve many risks, both financial and operational. The cost of developing gathering systems and processing plants is substantial, and Superior's ability to recoup these costs is uncertain. Superior's operations may be curtailed, delayed, or canceled because of many things beyond its control, including:
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

During the year ended December 31, 2022, one customer accounted for 10% of our oil and natural gas revenue, five customers accounted for 71% of our contract drilling revenues, and three customers accounted for 65% of our mid-stream revenues. No other third-party customer accounted for 10% or more of any of our segment revenues. Any customer may choose not to use our services or purchase oil, natural gas, or NGLs from us, and losing one or several of our larger customers could have a material adverse effect on our financial condition and results of operations if we could not find replacements.

Superior depends on certain natural gas producers and pipeline operators for a significant portion of its supply of natural gas and NGLs. Losing any of these producers could cause a decline in its volumes and revenues.

Superior relies on certain natural gas producers for a significant portion of our natural gas and NGLs supply. While some of these producers are subject to long-term contracts, Superior may not negotiate extensions or replacements of these contracts on favorable terms, if at all. Losing all or even a portion of the natural gas volumes supplied by these producers, because of competition or otherwise, could have a material adverse effect on our mid-stream segment unless Superior acquired comparable volumes from other sources.

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

Demand for our contract drilling and Superior's mid-stream services depends on the levels of spending by the oil and gas industry. A substantial or an extended decline in oil and gas prices could cause lower spending by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Demand for our contract drilling and Superior's mid-stream services depends on the oil and gas industry’s level of expenditures for the exploration, development, and production of oil and natural gas reserves. These expenditures generally depend on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting effect on demand for oil and natural gas. Declines and anticipated declines in oil and gas prices could also cause project modifications, delays, or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts owed to us. These effects could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Geopolitical tensions, including the conflict between Russia and Ukraine, may create market volatility or other disruptions which could negatively impact our ability to carry out our business plan.

Although we have no direct transactional or supply chain exposure to current areas of conflict, including the conflict between Russia and Ukraine, related geopolitical and economic responses could significantly impact the global financial markets and supply chains, or cause other disruptions which could negatively impact our business plan and operations

RISKS TO OUR POTENTIAL GROWTH PLANS

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

Emissions regulations or legislation, including the Inflation Reduction Act of 2022, could accelerate the transition away from fossil fuels and increase the costs of our operations.

On August 16, 2022, President Biden signed a budget reconciliation measure commonly referred to as the “Inflation Reduction Act of 2022” (IRA). The IRA contains incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could accelerate the transition away from the use of fossil fuels, which could decrease demand for oil and natural gas having an adverse impact on our business.

The IRA also includes a charge on methane emissions, which is the first ever federal fee on emissions through a methane emissions charge. Facilities required to report their greenhouse gas (GHG) emissions to the EPA, which includes our facilities, will be assessed a fee of $900 per metric ton of methane in 2024, increasing to $1,500 per metric ton for 2026 and each year thereafter. These new fees and the related compliance and monitoring costs could increase the costs of our operations.

Superior could be subject to increased compliance costs related to the regulation of its pipelines.

Superior's pipelines are also subject to regulation by the Department of Transportation (DOT) under the Natural Gas Pipeline Safety Act of 1968, as amended, Hazardous Liquid Pipeline Safety Act of 1979, as amended, the Pipeline Safety Act of 1992, as reauthorized and amended, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (2011 Pipeline Safety Act). The federal Pipeline and Hazardous Materials Safety Administration (PHMSA) implements these statutes. Recently, PHMSA has taken several steps to expand its jurisdiction over crude oil and natural gas pipelines, including gathering lines.

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

On August 3, 2020, the United States Senate reauthorized the Protecting our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act to reauthorize pipeline safety programs through fiscal year 2023. The PIPES Act contains provisions for methane leak detection, monitoring, and repair, the maintenance of emergency response plans, and other pipeline safety regulations. Therefore, additional future regulatory action expanding PHMSA’s jurisdiction and imposing stricter integrity management requirements is possible. The adoption of laws or regulations that apply more comprehensive or stringent safety standards could require Superior to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require Superior to incur increased operating costs that could be significant. In addition, should Superior fail to comply with PHMSA or comparable state regulations, Superior could be subject to substantial fines and penalties. Effective January 11, 2021, the maximum civil penalties PHMSA can impose are $222,504 per violation per day, with a maximum of $2,225,034 for a related series of violations.

Proposed federal and state legislative and regulatory initiatives relating to hydraulic fracturing could cause increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an essential and common practice in the oil and gas industry used to stimulate the production of oil, natural gas, and associated liquids from dense subsurface rock formations. Our oil and natural gas segment routinely applies hydraulic-fracturing techniques to many of our oil and natural gas properties, including our plays in Texas and Oklahoma. Hydraulic-fracturing involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow hydrocarbons’ flow into the wellbore. State oil and natural gas commissions process typically regulate this process, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and published permitting guidance addressing the performance of such activities. The EPA has also finalized rules under the Clean Water Act in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Separately, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that certain activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances.

Some states where we operate, including Texas and Oklahoma, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure of fracking fluids, waste disposal, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. Local governments may also seek to restrict or prohibit well-drilling, hydraulic fracturing, or both. If state, local, or municipal legal restrictions are adopted in areas where we are conducting or plan to conduct operations, we may incur added costs to comply with such requirements that may be significant, experience delays or curtailment pursuing exploration, development, or production activities, and perhaps even be precluded from the drilling and completion of wells.

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

Our New Common Stock is currently quoted on the OTCQX® Best Market and may be treated as regularly traded during any calendar quarter in which it is regularly quoted on one of the OTC markets by brokers or dealers making a market in the New Common Stock. But no assurances can be given that brokers or dealers will regularly quote the New Common Stock on such OTC market. If the New Common Stock is not regularly traded, the trading and liquidity of the New Common Stock and Warrants could be hurt because of the withholding and other tax obligations under FIRPTA.

Our New Common Stock may have a limited market and lack liquidity.

While our New Common Stock is being quoted on the OTCQX® Best Market, the OTCQX® Best Market is a more limited market than the NYSE or The Nasdaq Stock Market. The quotation of our shares on such a marketplace may cause a less liquid market available for existing and potential stockholders to trade shares of our New Common Stock, depress the trading price of our New Common Stock, and have a long-term adverse impact on our ability to raise capital. There can be no assurance there will be an active market for our shares of New Common Stock, either now or in the future, or that stockholders can liquidate their investment or liquidate it at a price that reflects the business’ value.

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

Our charter and bylaws contain provisions that may delay or discourage change in control transactions or changes in our management or transactions that our stockholders might otherwise deem to be in their best interests or that might result in a premium over the market price for our shares, including, among other things:
•For so long as we do not have a class of securities registered under Section 12 of the Exchange Act, until the earlier to occur of (x) the Consenting Noteholders (as defined in the Plan) ceasing to hold at least 50% of the outstanding voting stock and (y) a public offering of common stock having occurred and shares of the Company’s common stock with a value of at least $250.0 million having been listed for trading on a national securities exchange, the Company cannot take certain actions without the consent of holders of at least 50% of the voting stock. Such actions include, among other things and subject to certain exceptions, (i) increasing or decreasing the size of the Board of Directors, (ii) undertaking any fundamental change to the nature of the business, or (iii) consummating a public offering of common stock.
•The Board of Directors is divided into two classes, Group I and Group II. The Group I directors initially served until the Company’s 2023 annual meeting of stockholders, and the Group II directors will initially serve until the Company’s 2022 annual meeting of stockholders. Each nominee for director will stand for election to a two-year term expiring at the second annual meeting of stockholders after that director’s election and until such director’s successor is duly elected and qualified, subject to that director’s earlier resignation, retirement, removal from office, death, or incapacity.
•Courts in Delaware are the exclusive forum for derivative actions and certain other actions and claims.
•To ensure the preservation of certain tax attributes to benefit the Company and its stockholders, the charter contains certain restrictions on transfer of the Company’s equity securities by persons with a percentage stock ownership of 4.75% or more.
•Special meetings of the stockholders may only be called by the Board of Directors or by the secretary of the Company at the request of stockholders owning at least 25% of the voting stock.
•The Board of Directors has the ability to authorize undesignated preferred stock. This ability makes it possible for our Board of Directors to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us.
•Vacancies on our Board of Directors and newly created directorships will be filled solely by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director.

Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties

The information called for by this item was consolidated with and disclosed in connection with Item 1 above.

Item 3.     Legal Proceedings

For more information regarding legal proceedings, see Note 20 - Commitments And Contingencies of our Notes to Consolidated Financial Statements in Item 8 of this report.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our common stock is traded on the OTCQX® Best Market under the symbol "UNTC". See “Risk Factors — Our New Common Stock may have a limited market and lack liquidity” under Item 1A of this report. Most of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 17, 2023, there were nine holders of record of our common stock.

Common Stock Dividends

On January 5, 2023, the Company issued a press release announcing the declaration of a special cash dividend of $10.00 per share and has approved a quarterly cash dividend policy beginning in the Company’s second quarter. The special dividend was paid on January 31, 2023, to stockholders of record as of the close of business on January 20, 2023. The initial quarterly dividend will be $2.50 per share to be paid on a date in the Company’s second quarter that is yet to be determined. Subsequent quarterly dividends will be issued on a variable rate per share basis as determined by the Company. The special and quarterly cash dividends will be funded by cash on the Company’s balance sheet.

The declaration and payment of any future dividend, whether fixed, special, or variable, will remain at the full discretion of the Company’s Board of Directors and will depend upon the Company’s financial position, results of operations, cash flows, capital requirements, business conditions, future expectations, the requirements of applicable law, and other factors that the Company’s Board of Directors finds relevant at the time of considering any potential dividend declaration. Under certain circumstances, none of which applied as of December 31, 2022, our bank credit agreements may restrict the payment of cash dividends on our common stock. For further information regarding how our bank credit agreements may impact our ability to pay dividends, see “Credit Agreements” under Item 7 of this report.

Share Repurchases

The table below presents the common stock repurchase activity during the periods indicated:

	Shares	Purchase Price	Price per Share
	(in thousands, except for per share amounts)
2022
Repurchase Program (1)	522,429	$27,421	$52.49
Total Repurchases	522,429	$27,421	$52.49

2021
Repurchase Program (1)	1,271,963	$41,430	$32.57
Lender Repurchases (2)	600,000	$9,000	$15.00
Other Repurchases (3)	78,000	$1,487	$19.07
Total Repurchases	1,949,963	$51,917	$26.62
1) In June 2021, the Company's Board of Directors (the Board) authorized repurchasing up to $25.0 million of the Company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases are made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of December 31, 2022, we had repurchased a total of 1,794,392 shares under the repurchase program at an average share price of $38.37 for an aggregate purchase price of $68.9 million.
2) In June 2021, we repurchased our common stock from the Lenders (as defined in Note 9 - Long-Term Debt and Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization.
3) During the year ended December 31, 2021, we repurchased shares in a privately negotiated transaction which was not part of the repurchase program.

The cumulative number of shares repurchased as of December 31, 2022 totaled 2,472,392.

The table below represents all share repurchases for the three months ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
				(in thousands)
October 1, 2022 through October 31, 2022	—	$—	—	$31,149
November 1, 2022 through November 30, 2022	—	$—	—	$31,149
December 1, 2022 through December 31, 2022	—	$—	—	$31,149

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

Contract Drilling

In our contract drilling segment, we are focused on maintaining utilization of our drilling rigs in a safe and efficient manner. All 14 of our BOSS drilling rigs are currently operating. Most of our drilling rigs are contracted for periods of 12 months or less. During the fourth quarter of 2022, contracts on five BOSS drilling rigs repriced at higher dayrates. We expect that contracts on 11 BOSS drilling rigs will be up for change or renegotiation between December 31, 2022 and June 30, 2023. Effective December 31, 2022, we reduced the number of total rigs available for use from 21 to 18, reflecting the current market outlook for utilization of SCR rigs.

Mid-Stream

In our mid-stream segment, Superior is focused on continuing to generate predictable free cash flows with limited exposure to commodity prices in addition to seeking business development opportunities in its core areas utilizing the Superior credit agreement (which Unit is not a party to and does not guarantee) or other financing sources that are available to it. We hold a 50% investment in Superior, and subsequent to the deconsolidation of Superior as of March 1, 2022, we report our ownership interest as an equity method investment. The following discussion of financial condition and results of operations pertaining to our mid-stream segment during the year ended December 31, 2022 relates to the two months of consolidated results prior to deconsolidation as of March 1, 2022.

Recent Developments

Commodity Price Environment

The prices we receive for our oil and natural gas production, the demand for oil, natural gas, and NGLs, and the demand for our drilling rigs, which influences the amounts we can charge for those drilling rigs, are all significant drivers of our results. While our operations are all within the United States, events outside the United States affect us and our industry, including political and economic uncertainty and geopolitical activity.

Oil, natural gas, and NGL pricing generally improved during 2021 and much of 2022 as demand recovered from the COVID-19 pandemic while oil supply was negatively impacted by the conflict between Russia and Ukraine as well as restrained production growth from OPEC+, among other factors. Prices generally declined later in 2022 due to growing economic uncertainty and recession concerns and improved supply, among other factors. Commodity prices have been volatile in recent years and the outlook for future oil and gas prices remains uncertain and subject to many factors. The following chart reflects the significant fluctuations in the historical prices for oil and natural gas:

$120.00
$100.00
$80.00
$60.00
$40.00
$ per Bbl
$10.00
$7.50
$5.00
$2.50
$—
$ per MMBtu
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs(1):

$80.00
$60.00
$40.00
$20.00
$—
$ per Bbl
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Ethane
Propane
Condensate

1.NGL prices reflect the monthly average Mont Belvieu price.

Common Stock Dividends

On January 5, 2023, the Company announced the declaration of a special cash dividend of $10.00 per share and has approved a quarterly cash dividend policy beginning in the Company’s second quarter. The special dividend was paid on January 31, 2023, to stockholders of record as of the close of business on January 20, 2023. The initial quarterly dividend will be $2.50 per share to be paid on a date in the Company’s second quarter that is yet to be determined. Subsequent quarterly dividends will be issued on a variable rate per share basis as determined by the Company. The special and quarterly cash dividends will be funded by cash on the Company’s balance sheet.

The declaration and payment of any future dividend, whether fixed, special, or variable, will remain at the full discretion of the Company’s Board of Directors and will depend upon the Company’s financial position, results of operations, cash flows, capital requirements, business conditions, future expectations, the requirements of applicable law, and other factors that the Company’s Board of Directors finds relevant at the time of considering any potential dividend declaration.

Stock Repurchase Activity

The table below presents the common stock repurchase activity during the periods indicated:

	Shares	Purchase Price	Price per Share
	(in thousands, except for per share amounts)
2022
Repurchase Program	522,429	$27,421	$52.49
Total Repurchases	522,429	$27,421	$52.49

2021
Repurchase Program	1,271,963	$41,430	$32.57
Lender Repurchases	600,000	$9,000	$15.00
Other Repurchases	78,000	$1,487	$19.07
Total Repurchases	1,949,963	$51,917	$26.62

As of December 31, 2022, the cumulative number of shares repurchased totaled 2,472,392 and $31.1 million remained available under our repurchase program.

Warrants

Each holder of Unit common stock outstanding (Old Common Stock) before the September 3, 2020 emergence from bankruptcy (Emergence Date) that did not opt out of the release under the Chapter 11 plan (as amended, supplemented and modified from time to time, the “Plan”) of reorganization filed with the bankruptcy court on June 9, 2020 is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the Company. As of December 31, 2022, the Company had authorized 1,822,231 warrants and none had been exercised.

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

Superior MSA and LLC amendments

Effective March 1, 2022, the employees of the Operator were transferred to Superior and the MSA was amended and restated to remove the operating services the Operator was providing to Superior. There was no change to the monthly service fee for shared services. We no longer consolidate the financial position, operating results, and cash flows of Superior as of, and subsequent to, March 1, 2022. We recognized a $13.1 million loss on deconsolidation during the twelve months ended December 31, 2022 as the difference between the $1.7 million estimated fair value of our retained equity method investment in Superior as of March 1, 2022 and Superior's net equity attributable to Unit's ownership interest prior to deconsolidation. We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

On February 21, 2023, we entered into a letter agreement (the “Letter Agreement”) with SP Investor under which the Company has agreed to sell all of its 50% ownership interest in Superior for $20.0 million. The Letter Agreement provides that SP Investor will pay Unit $12.0 million at closing and $8.0 million in deferred proceeds to be paid no later than 12 months from closing, subject to Unit's satisfaction of certain ongoing covenant obligations and other customary conditions.

Officer Departure and Appointments

On February 23, 2023, Philip B. Smith notified the Company’s Board of Directors of his decision to step down as President and Chief Executive Officer of the Company effective March 31, 2023. His decision to step down was due to his desire to spend more time working on his nonprofit projects and other endeavors. Mr. Smith will continue to serve as Chairman of the Board of Directors.

In connection with Mr. Smith stepping down as President and CEO, the Board of Directors has approved (i) a pro-rated vesting of his outstanding time-based equity awards scheduled to vest on the next applicable vesting date based on the number of days worked during the then-current vesting period, and (ii) extending the time that Mr. Smith can exercise his options to the expiration date set forth in his award agreement governing the options.

To fill the vacancy created by Mr. Smith’s resignation, on February 28, 2023, the Board of Directors appointed Phil Frohlich as interim Chief Executive Officer, effective April 1, 2023, until the Board of Directors names a successor. Mr. Frohlich has been a member of the Board of Directors since September 3, 2020. Additional information about Mr. Frohlich is contained in Part III of this Annual Report.

Critical Accounting Policies and Estimates

Summary

This section identifies the critical accounting policies we follow in preparing our financial statements and related disclosures. Certain policies require us to make difficult, subjective, and complex judgments while making estimates of matters inherently imprecise. Some accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or had different assumptions been used. We evaluate our estimates and assumptions regularly. We base our estimates on historical experience and various other assumptions we believe are reasonable under the circumstances, the results of which support making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.

Significant Estimates and Assumptions

Full Cost Method of Accounting for Oil, NGLs, and Natural Gas Properties. Determining our oil, NGLs, and natural gas reserves is a subjective process. It entails estimating underground accumulations of oil, NGLs, and natural gas that cannot be measured in an exact manner. Accuracy of these estimates depends on several factors, including, the quality and availability of geological and engineering data, the precision of the interpretations of that data, and individual judgments. We hire an independent petroleum engineering firm to audit our internal evaluation of our reserves on an annual basis. The audit as of December 31, 2022 covered reserves that we projected to comprise 86% of the total proved developed future net income discounted at 10% (based on the SEC's unescalated pricing policy). The qualifications of our independent petroleum engineering firm and our employees responsible for preparing our reserve reports are included in Part I, Item 1 of this report.

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

The risk that we will be required to write-down the carrying value of our oil and natural gas properties increases when the prices for oil, NGLs, and natural gas are depressed or if we have large downward revisions in our estimated proved oil, NGLs, and natural gas reserves. Application of these rules during periods of relatively low prices, even if temporary, increases the chance of a ceiling test write-down. As of December 31, 2022, our reserves were calculated based on applying 12-month 2022 average unescalated prices of $93.67 per barrel of oil and $6.36 per Mcf of natural gas, then adjusted for price differentials, over the estimated life of each of our oil and natural gas properties. NGL pricing was estimated as a percentage of the pricing per barrel of oil.

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

•the volume of natural gas, oil, and NGLs we produce;
•the prices we receive for our natural gas, oil, and NGLs production;
•the utilization of our drilling rigs and the dayrates we receive for those drilling rigs; and
•the fees and margins we obtain from our natural gas gathering and processing contracts.

We currently expect that cash and cash equivalents, cash generated from operations, and available funds under our credit facility will be adequate to support our working capital, capital expenditures, dividend distributions, discretionary stock repurchases, and other cash requirements for at least the next 12 months and we are not aware of any indications that they will not be adequate for the foreseeable periods thereafter.

The table below summarizes cash flow activity during the periods indicated:

	Year Ended December 31,		Percent Change
	2022	2021
	(In thousands except percentages)
Net cash provided by operating activities	$159,421	$175,969	(9)%
Net cash provided by investing activities	28,896	36,205	(20)%
Net cash used in financing activities	(38,482)	(160,748)	(76)%
Net increase in cash and cash equivalents	$149,835	$51,426

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

Net cash provided by operating activities during the year ended December 31, 2022 decreased by $16.5 million as compared to the year ended December 31, 2021 primarily due to higher payments on derivative settlements and the absence of operating cash flows from Superior subsequent to the March 1, 2022 deconsolidation, partially offset by higher operating cash flows from our oil and natural gas and contract drilling segments.

Cash Flows from Investing Activities

We anticipate using a portion of our free cash flows for capital expenditures related to our development and production of oil, NGLs, and natural gas as well as the maintenance of our existing drilling rig fleet.

Net cash provided by investing activities decreased by $7.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the deconsolidation of Superior's cash and cash equivalents and lower proceeds received from the disposition of non-core property and equipment, partially offset by lower capital expenditures. Capital expenditures decreased primarily due to lower spend from Superior due to its March 1, 2022 deconsolidation and the absence of Superior's 2021 gathering and processing system acquisition, partially offset by higher capital spend in our contract drilling and oil and natural gas segments.

Cash Flows from Financing Activities

Net cash used in financing activities decreased by $122.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the absence of net payments on credit agreements and finance leases, lower repurchases of common stock, and lower distributions made by Superior to non-controlling interests due to Superior's March 1, 2022 deconsolidation. A portion of future cash flows and cash and cash equivalents may be used for future shareholder return activities, including stock repurchases and cash distributions.

As of December 31, 2022, we had unrestricted cash and cash equivalents totaling $214.0 million and no outstanding borrowings under the Exit credit agreement.

The following table summarizes certain financial condition and liquidity information as of the dates indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Working capital	$207,237	$5,792
Current portion of long-term debt	$—	$—
Long-term debt	$—	$19,200
Shareholders' equity attributable to Unit Corporation	$362,626	$187,397

Working Capital

Our working capital balance primarily fluctuates due to the increase or use of our cash and cash equivalents balances, and the timing of our trade accounts receivable and accounts payable and the fluctuation in current assets and liabilities associated with the mark to market value of our commodity derivatives. We had positive working capital of $207.2 million at December 31, 2022 compared to positive working capital of $5.8 million as of December 31, 2021. The increase in working capital is primarily due to higher cash and cash equivalents, lower accounts payable and accrued liabilities, lower current derivative liabilities, and the absence of the warrant liability, partially offset by lower accounts receivable. The Exit credit agreement may be used for working capital.

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

On July 1, 2022, the RBL Facility borrowing base was automatically reduced to $31.3 million as a result of closing the Texas Gulf Coast properties sale discussed in Note 5 - Acquisitions And Divestitures.

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

Capital Requirements

Oil and Natural Gas Segment Acquisitions, Capital Expenditures, and Dispositions. Most of our capital expenditures for this segment are discretionary and directed toward growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing, which provide us flexibility in deciding when and if to incur these costs. We participated in the completion of 27 gross wells (1.34 net wells) drilled by other operators during the first twelve months of 2022 compared to 12 gross wells (1.75 net wells) during the first twelve months of 2021.

Oil and natural gas segment capital expenditures, including oil and gas properties on the full cost method, for the first twelve months of 2022 totaled $21.0 million, excluding a $4.3 million increase in the ARO liability, compared to $17.8 million, excluding a $0.5 million increase in the ARO liability, during the first twelve months of 2021.

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

Net proceeds for the sale of other non-core oil and natural gas assets totaled $7.7 million and $5.0 million during the twelve months ended December 31, 2022 and 2021, respectively.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. Near term capital expenditures are expected to primarily be for maintenance capital on operating drilling rigs. We also continue to pursue the disposal or sale of our non-core, idle drilling rig fleet. Contract drilling capital expenditures totaled $11.1 million during the first twelve months of 2022 compared to $2.9 million during the first twelve months of 2021.

Proceeds for the sale of non-core contract drilling assets totaled $12.8 million and $12.7 million during the twelve months ended December 31, 2022 and 2021, respectively. These proceeds resulted in net gains of $8.4 million and $10.1 million during the twelve months ended December 31, 2022 and 2021, respectively. The net gains are presented within gain on disposition of assets in the consolidated statements of operations.

Mid-Stream Capital Expenditures and Acquisitions. Superior incurred $1.2 million and $24.5 million in consolidated capital expenditures during the two months prior to the March 1, 2022 deconsolidation and the year ended December 31, 2021, respectively.

In November 2021, Superior closed on an acquisition for $13.0 million that included a cryogenic processing plant, approximately 1,620 miles of low-pressure gathering pipeline, and related compressor stations located in southern Kansas.

Derivative Activities

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Those contracts limit the risk of downward price movements for commodities subject to derivative contracts, but they also limit increases in future revenues that would otherwise result from price movements above the contracted prices. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of December 31, 2022, based on our fourth quarter 2022 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2023	2024 and beyond
Daily oil production	48%	—%
Daily natural gas production	45%	—%

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at December 31, 2022 and determined there was no material risk at that time. The fair value of the net liabilities we had with Bank of Oklahoma, our only commodity derivative counterparty, was $23.6 million as of December 31, 2022.

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

Below is the effect of derivative instruments on the consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Loss on derivatives	$(63,610)	$(97,615)
Cash settlements paid on commodity derivatives	(98,775)	(44,591)
Loss on derivatives less cash settlements paid on commodity derivatives	$35,165	$(53,024)

Loss on change in fair value of warrants	$(29,323)	$(18,937)

If a legal right of set-off exists, we net the value of the derivative arrangements we have with the same counterparty on our consolidated balance sheets. The fair value of our commodity derivatives on our consolidated balance sheets were current derivative liabilities of $23.6 million as of December 31, 2022 compared to current derivative liabilities of $40.9 million and non-current derivative liabilities of $17.9 million as of December 31, 2021.

Stock-Based Compensation

During the year ended December 31, 2022, we granted 7,850 restricted stock units (RSU) with an aggregate grant date fair value of $0.2 million and 13,416 stock options with an aggregate grant date fair value of $0.1 million. The RSU grants were made in January 2022 and vest equally each month for thirty months. The stock option grants were made in January 2022 and 100% vest on the first anniversary of the grant date. We recognized stock-based compensation expense of $6.7 million during the year ended December 31, 2022.

During the year ended December 31, 2021, we granted 315,529 RSUs with an aggregate grant date fair value of $8.4 million and 361,418 stock options with an aggregate grant date fair value of $4.1 million. Director RSU grants will 25% vest on each of the following dates: May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024 while employee RSU grants will one-third vest on each of the following dates: November 21, 2022, October 1, 2023, and October 1, 2024. The stock option grants will one-third vest on each of the following dates: October 1, 2022, October 1, 2023, and October 1, 2024. We recognized compensation expense of $0.8 million during the year ended December 31, 2021.

On January 6, 2023, in accordance with the provisions allowed under the LTIP, the Compensation Committee adjusted the exercise price of all outstanding stock options to $35.00 per share effective January 31, 2023 to account for the special dividend paid on that date.

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

Results of Operations
Year Ended December 31, 2022 versus Year Ended December 31, 2021

	Year Ended December 31,		Change	Percent Change (1)
	2022	2021
	(In thousands except rig and day amounts, and as otherwise specified)
Total revenue, before inter-segment eliminations	$557,176	$690,012	$(132,836)	(19)%
Total revenue, after inter-segment eliminations	$545,525	$638,716	$(93,191)	(15)%
Net income	$142,541	$48,216	$94,325	196%
Net loss attributable to non-controlling interest	$(5,828)	$(12,431)	$6,603	(53)%
Net income attributable to Unit Corporation	$148,369	$60,647	$87,722	145%

Oil and Natural Gas:
Revenue, before inter-segment eliminations	$326,238	$272,231	$54,007	20%
Operating costs, before inter-segment eliminations	$93,859	$83,221	$10,638	13%
Average oil price ($/Bbl)	$57.48	$50.03	$7.45	15%
Average oil price excluding derivatives ($/Bbl)	$94.28	$66.50	$27.78	42%
Average NGLs price ($/Bbl)	$30.00	$23.41	$6.59	28%
Average NGLs price excluding derivatives ($/Bbl)	$30.00	$23.41	$6.59	28%
Average natural gas price ($/Mcf)	$3.65	$2.93	$0.72	25%
Average natural gas price excluding derivatives ($/Mcf)	$5.79	$3.55	$2.24	63%
Oil production (MBbls)	1,281	1,615	(334)	(21)%
NGL production (MBbls)	2,148	2,624	(476)	(18)%
Natural gas production (MMcf)	24,211	29,012	(4,801)	(17)%

Contract Drilling:
Revenue, before inter-segment eliminations	$147,740	$76,107	$71,633	94%
Operating costs, before inter-segment eliminations	$105,608	$60,973	$44,635	73%
Total drilling rigs available for use at the end of the period	18	21	(3)	(14)%
Average number of drilling rigs in use	16.4	10.9	5.5	50%
Total revenue days	6,001	3,985	2,016	51%
Average dayrate on daywork contracts ($/day)	$23,132	$17,987	$5,145	29%
Average dayrate on daywork contracts - BOSS Rigs ($/day)	$23,963	$19,503	$4,460	23%
Average dayrate on daywork contracts - SCR Rigs ($/day)	$19,422	$13,981	$5,441	39%

Mid-Stream: (2)
Revenue, before inter-segment eliminations	$83,198	$341,674	$(258,476)	(76)%
Operating costs, before inter-segment eliminations	$73,771	$286,199	$(212,428)	(74)%
Gas gathered--Mcf/day	348,859	319,394	29,465	9%
Gas processed--Mcf/day	146,368	130,000	16,368	13%
Gas liquids sold--gallons/day	456,700	442,796	13,904	3%

Corporate and Other:
General and administrative expense, before inter-segment eliminations	$24,033	$21,399	$2,634	12%
Other income (expense):
Interest income	$2,642	$2	$2,640	NM
Interest expense	$(447)	$(4,266)	$3,819	(90)%
Reorganization items	$(127)	$(4,294)	$4,167	97%
Loss on derivatives	$(63,610)	$(97,615)	$34,005	35%
Loss on change in fair value of warrants	$(29,323)	$(18,937)	$(10,386)	55%
Loss on deconsolidation of Superior	$(13,141)	$—	$(13,141)	—%
Income tax expense, net	$333	$173	$160	92%
Average interest rate on long-term debt outstanding	2.2%	6.4%	(4.2)%	(66)%
Average long-term debt outstanding	$3,143	$46,222	$(43,079)	(93)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Mid-Stream activity and metrics shown in this table for the year ended December 31, 2022 reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022.

Oil and Natural Gas

Oil and natural gas revenues increased $54.0 million or 20% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher commodity prices, partially offset by lower production volumes. Including derivatives settled, average oil prices increased 15% to $57.48 per barrel, average natural gas prices increased 25% to $3.65 per Mcf, and NGLs prices increased 28% to $30.00 per barrel. Oil production decreased 21%, natural gas production decreased 17%, and NGLs production decreased 18%. The decrease in volumes was primarily due to normal well production declines and divestitures of producing properties which have not been offset by new drilling or acquisitions.

Oil and natural gas operating costs increased $10.6 million or 13% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher production tax expenses due to increased revenues, higher employee compensation and separation benefits, and higher lease operating expenses.

Contract Drilling

Contract drilling revenues increased $71.6 million or 94% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a 50% increase in the average number of drilling rigs in use to 16.4 during the year ended December 31, 2022 as well as increases to the average dayrates on daywork contracts of 23% and 39% on BOSS rigs and SCR rigs, respectively.

Contract drilling operating costs increased $44.6 million or 73% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in the average number of operating rigs, higher employee compensation, and $6.7 million of transportation and start up costs associated with bringing stacked rigs back into service.

Total rigs available for use was reduced from 21 to 18 as of December 31, 2022 reflecting the current market outlook for utilization of our SCR rigs.

Mid-Stream

Mid-Stream revenues decreased $258.5 million or 76% during the year ended December 31 2022 compared to the year ended December 31, 2021 primarily due to the absence of activity subsequent to March 1, 2022 as a result of the deconsolidation of Superior, partially offset by higher gas, NGL, and condensate prices as well as higher volumes during the consolidated period. Gas processed volumes per day increased 13% while gas gathered volumes per day increased 9% between the comparative periods primarily due to connecting new wells as well as new volumes from the processing plant and gathering system acquired in November 2021.

Operating costs decreased $212.4 million or 74% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the absence of activity subsequent to March 1, 2022 as a result of the deconsolidation of Superior, partially offset by higher gas, NGL, and condensate prices as well as higher purchase volumes related to the processing plant and gathering system acquired in November 2021.

General and Administrative

General and administrative expenses increased $2.6 million or 12% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in stock-based compensation, partially offset by lower insurance expense.

Interest Income

Interest income increased $2.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher average cash equivalents held as well as higher average interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Interest Expense

Interest expense decreased $3.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a 93% decrease in average long-term debt outstanding and a decrease in the average interest rate from 6.4% during the year ended December 31, 2021 to 2.2% during the year ended December 31, 2022. Our average debt outstanding decreased $43.1 million during the year ended December 31, 2022 compared the year ended December 31, 2021 primarily due to payments made under the Exit credit agreement and the deconsolidation of Superior's outstanding long-term debt, partially offset by borrowings under the Superior credit agreement prior to deconsolidation.

Reorganization Items

Reorganization items represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Loss on Derivatives

The $34.0 million favorable change in loss on derivatives between the comparative first twelve months of 2022 and 2021 is primarily due to favorable pricing changes on unsettled commodity derivative positions and new commodity derivative positions executed during the second quarter of 2022, partially offset by higher settlement payments driven by higher average pricing.

Loss on Change in Fair Value of Warrants

The $10.4 million unfavorable change in loss on change in fair value of warrants between the years ended December 31, 2022 and 2021 is primarily due to changes in the underlying assumptions used to estimate the fair value, including entity value, volatility, duration to exercise, and other inputs.

Loss on Deconsolidation of Superior

Loss on deconsolidation of $13.1 million during the year ended December 31, 2022 represents the loss recognized on the March 1, 2022 deconsolidation of Superior.

Income Tax Expense

Income tax expense was $0.3 million during the year ended December 31, 2022 compared to $0.2 million during the year ended December 31, 2021 primarily due to the utilization of our net deferred tax assets.

Effects of Inflation

The effect of inflation in the oil and natural gas industry is primarily driven by the prices for oil, NGLs, and natural gas, as well as inflationary factors in the general United States economy. Increases in oil and gas prices increase the demand for our contract drilling rigs and services. This increase in demand affects the dayrates we can obtain for our contract drilling services. During periods of higher demand for our drilling rigs we have experienced increases in labor costs and the costs of services to support our drilling rigs. Historically, during this same period, when oil, NGLs, and natural gas prices declined, labor rates did not come back down to the levels existing before the increases. If commodity prices increase substantially for a long period, shortages in support equipment (like drill pipe, third party services, and qualified labor) can cause additional increases in our material and labor costs. Increases in dayrates for drilling rigs also increase the cost of drilling our oil and natural gas properties. How inflation will affect us in the future will depend on increases, if any, realized in our drilling rig rates, the prices we receive for our oil, NGLs, and natural gas, and the rates we receive for gathering and processing natural gas.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. Those prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our natural gas production. Historically, these prices have fluctuated, and they will probably continue to do so. The price of oil, NGLs, and natural gas also affects both the demand for our drilling rigs and the amount we can charge for our drilling rigs. Based on our production for the year ended December 31, 2022, a $0.10 per Mcf change in what we receive for our natural gas production, without the effect of derivatives, would cause a corresponding $0.2 million per month ($2.4 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of derivatives, would result in a $0.1 million per month ($1.3 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs price, without the effect of derivatives, would result in a $0.2 million per month ($2.2 million annualized) change in our pre-tax operating cash flow.

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

At December 31, 2022, these non-designated hedges were outstanding:

Remaining Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan'23 - Feb'23	Natural gas - swap	27,627 MMBtu/day	$9.14	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Jan'23 - Mar'23	Natural gas - basis swap	25,000 MMBtu/day	$(0.17)	NGLP TEXOK
Jan'23 - Feb'23	Crude oil - swap	1,339 Bbl/day	$95.40	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

Interest Rate Risk. Our interest rate exposure primarily relates to our cash equivalents held in money market funds comprised of U.S. Government and U.S. Treasury securities and our long-term debt under our credit agreement. Our money market fund holdings accrue interest at variable interest rates. Based on our average cash equivalents subject to a variable rate during 2022, a 1% change in the average effective interest rate on these holdings during 2022 would change our annual pre-tax cash flow by approximately $1.4 million. Borrowings under our Exit credit agreement also bear interest at variable interest rates. We had no outstanding borrowings under this facility as of December 31, 2022.

Item 8.     Financial Statements and Supplementary Data

Index to Financial Statements
Unit Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Unit Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Unit Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Deconsolidation of a variable interest entity
As discussed in Note 19 to the financial statements, the Company changed its method of accounting for a variable interest entity from consolidating its activities to accounting for the investee as an equity method investment in 2022.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved oil and natural gas property and depletion— oil and natural gas reserve quantities and future cash flows
As described further in Note 2 to the financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting which requires management to make estimates of proved reserve volumes and future net revenues to record depletion expense. To estimate the volume of proved oil and gas reserve quantities and future cash flows, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties. In addition, the estimation of proved oil and gas reserve quantities is also impacted by management's judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required in the estimation of depletion expense. We identified the estimation of proved reserves of oil and natural gas properties to be a critical audit matter due to its impact on depletion expense.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of management subjectivity, necessary to estimate the volume and future revenues of the Company's proved reserves could have a significant impact on the measurement of depletion expense. In turn, auditing those inputs and assumptions required complex auditor judgment.

Our audit procedures related to the estimation of proved reserves included the following, among others.

•We evaluated the knowledge, skill, and ability of the Company's reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the proved reserve volumes, and read the reserve report prepared by the reservoir engineering specialists.
•We tested the accuracy of the Company’s depletion calculations that included these proved reserves.
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

Tulsa, Oklahoma
March 17, 2023

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$213,975	$64,140
Accounts receivable, net of allowance for credit losses of $2,688 and $2,511 at December 31, 2022 and December 31, 2021, respectively	57,776	87,248
Prepaid expenses and other	3,718	5,542
Total current assets	275,469	156,930
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	176,986	225,014
Unproved properties not being amortized	6,953	422
Drilling equipment	76,640	66,058
Gas gathering and processing equipment	—	274,748
Transportation equipment	2,628	4,550
Other	8,691	8,631
	271,898	579,423
Less accumulated depreciation, depletion, amortization, and impairment	96,605	128,880
Net property and equipment	175,293	450,543
Equity method investment (Note 19)	1,658	—
Right of use asset (Note 18)	6,551	12,445
Other assets	10,284	9,559
Total assets (1)	$469,255	$629,477
_________________________
1.Unit Corporation no longer consolidates the balance sheet of Superior Pipeline Company, L.L.C. (Superior) as of December 31, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 19 - Superior Investment. Unit Corporation's consolidated total assets as of December 31, 2021 included current and long-term assets of Superior of $61.1 million and $229.5 million, respectively, which could only be used to settle obligations of Superior. Unit Corporation's consolidated cash and cash equivalents of $64.1 million as of December 31, 2021 included $17.2 million held by Superior.

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	December 31,
	2022	2021
	(In thousands except share and par value amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,356	$58,625
Accrued liabilities (Note 8)	18,716	22,450
Current operating lease liability (Note 18)	1,605	3,791
Current derivative liabilities (Note 16)	23,566	40,876
Warrant liability (Note 16)	—	19,822
Current portion of other long-term liabilities (Note 9)	3,989	5,574
Total current liabilities	68,232	151,138
Long-term debt (Note 9)	—	19,200
Non-current derivative liabilities (Note 16)	—	17,855
Operating lease liability (Note 18)	5,035	8,677
Other long-term liabilities (Note 9)	33,362	32,939
Deferred income taxes (Note 12)	—	—
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized: 12,100,356 shares issued and 9,627,964 shares outstanding as of December 31, 2022, and 12,000,000 issued and outstanding as of December 31, 2021	121	120
Treasury stock	(79,399)	(51,965)
Capital in excess of par value	252,464	198,171
Retained earnings	189,440	41,071
Total shareholders' equity attributable to Unit Corporation	362,626	187,397
Non-controlling interests in consolidated subsidiaries	—	212,271
Total shareholders’ equity	362,626	399,668
Total liabilities and shareholders’ equity (1)	$469,255	$629,477
_________________________
1.Unit Corporation no longer consolidates the balance sheet of Superior as of December 31, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 19 - Superior Investment. Unit Corporation's consolidated total liabilities as of December 31, 2021 included current and long-term liabilities of Superior of $42.3 million and $21.2 million, respectively. All of Unit Corporation's consolidated long-term debt of $19.2 million as of December 31, 2021 was held by Superior.

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$315,482	$224,232
Contract drilling	147,370	76,107
Gas gathering and processing	82,673	338,377
Total revenues	545,525	638,716
Expenses:
Operating costs:
Oil and natural gas	93,350	79,924
Contract drilling	105,387	60,973
Gas gathering and processing	62,388	234,684
Total operating costs	261,125	375,581

Depreciation, depletion, and amortization	24,143	64,326
Impairments (Note 3)	—	10,673
General and administrative	24,644	24,915
Gain on disposition of assets	(8,367)	(10,877)
Total operating expenses	301,545	464,618
Income from operations	243,980	174,098
Other income (expense):
Interest income	2,642	2
Interest expense	(447)	(4,266)
Loss on derivatives (Note 16)	(63,610)	(97,615)
Loss on change in fair value of warrants (Note 17)	(29,323)	(18,937)
Loss on deconsolidation of Superior (Note 19)	(13,141)	—
Reorganization items, net	(127)	(4,294)
Other, net	2,900	(599)
Total other income (expense)	(101,106)	(125,709)
Income before income taxes	142,874	48,389
Income tax expense (Note 12):
Current	333	173
Deferred	—	—
Total income taxes	333	173
Net income	142,541	48,216
Net loss attributable to non-controlling interest	(5,828)	(12,431)
Net income attributable to Unit Corporation	$148,369	$60,647
Net income attributable to Unit Corporation per common share (Note 7):
Basic	$15.03	$5.32
Diluted	$14.78	$5.26

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders' Equity Attributable to Unit Corporation
	Common Stock	Treasury Stock	Capital In Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances, December 31, 2020	$120	$—	$197,242	$(18,140)	$246,371	$425,593
Net income (loss)	—	—	—	60,647	(12,431)	48,216
Stock-based compensation	—	—	929	—	31	960
Distributions to non-controlling interests	—	—	—	—	(23,136)	(23,136)
Balance correction (Note 2)	—	—	—	(1,436)	1,436	—
Repurchases of common stock	—	(51,965)	—	—	—	(51,965)
Balances, December 31, 2021	$120	$(51,965)	$198,171	$41,071	$212,271	$399,668
Net income (loss)	$—	$—	$—	148,369	(5,828)	142,541
Stock-based compensation	—	—	6,718	—	—	6,718
Vesting of restricted stock units, net of shares withheld for employee taxes	1	—	(1,243)	—	—	(1,242)
Exercise of stock options, net of shares withheld for taxes and exercise price	—	—	(327)	—	—	(327)
Distributions to non-controlling interests	—	—	—	—	(9,479)	(9,479)
Deconsolidation of Superior	—	—	—	—	(196,964)	(196,964)
Warrant liability reclassification	—	—	49,145	—	—	49,145
Repurchases of common stock	—	(27,434)	—	—	—	(27,434)
Balances, December 31, 2022	$121	$(79,399)	$252,464	$189,440	$—	$362,626

The accompanying notes are an integral part of the consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net income	$142,541	$48,216
Adjustments to reconcile net income operating activities:
Depreciation, depletion, and amortization	24,143	64,326
Impairments (Note 3)	—	10,673
Loss on derivatives (Note 16)	63,610	97,615
Cash payments on derivatives settled (Note 16)	(98,775)	(44,591)
Loss on change in fair value of warrants (Note 16)	29,323	18,937
Gain on disposition of assets	(8,367)	(10,877)
Loss on deconsolidation of Superior (Note 19)	13,141	—
Stock-based compensation plans (Note 15)	6,718	929
Other, net	3,382	5,855
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(10,699)	(31,034)
Prepaid expenses and other	(2,064)	(4,953)
Accounts payable	(3,234)	23,141
Accrued liabilities	(265)	(3,331)
Income taxes	127	1,160
Contract advances	(160)	(97)
Net cash provided by operating activities	$159,421	$175,969
INVESTING ACTIVITIES:
Capital expenditures	(30,386)	(30,305)
Deconsolidated Superior cash and cash equivalents (Note 19)	(10,119)	—
Other acquisitions	—	(13,000)
Proceeds from disposition of property and equipment	69,401	79,510
Net cash provided by investing activities	$28,896	$36,205
FINANCING ACTIVITIES:
Borrowings under line of credit	$4,800	$65,300
Payments under line of credit	(4,800)	(145,100)
Net payments on finance leases	—	(3,216)
Employee taxes paid by withholding shares	(1,569)	—
Distributions to non-controlling interest (Note 19)	(9,479)	(23,136)
Repurchase of common stock (Note 6)	(27,434)	(51,965)
Bank overdrafts	—	(2,631)
Net cash used in financing activities	$(38,482)	$(160,748)
Net increase in cash and cash equivalents	149,835	51,426
Cash and cash equivalents, beginning of period	64,140	12,714
Cash and cash equivalents, end of period	$213,975	$64,140
The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31,
	2022	2021
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for:
Interest paid (net of capitalized)	$589	$4,769
Income taxes	$173	$—
Reorganization items	$(50)	$4,283
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	$3,062	$(1,249)
Non-cash reductions (increases) to oil and natural gas properties related to asset retirement obligations	$(4,324)	$(4,412)
Non-cash (additions) reductions to oil and natural gas properties related to net changes in asset retirement obligations, accounts receivable, accounts payable, and accrued liabilities resulting from divestitures	$8,984	$2,218

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

We are primarily engaged in the development, acquisition, and production of oil and natural gas properties, the land contract drilling of natural gas and oil wells, and the buying, selling, gathering, processing, and treating of natural gas. Our operations are all located in the United States and are organized as the following three reporting segments:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include the accounts of Unit Corporation and its subsidiaries. We consolidated the financial position, operating results, and cash flows of Superior prior to March 1, 2022, on which date the Master Services and Operating Agreement (MSA) was amended and restated, with the result that we no longer consolidate Superior's financial position, operating results, and cash flows during periods subsequent to March 1, 2022. Accordingly, the 2022 consolidated financial statements and notes reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022. See Note 19 – Superior Investment for more information on the Superior investment and consolidation conclusions. All intercompany transactions and accounts between consolidated entities have been eliminated, including activity between Unit and Superior during the two months prior to March 1, 2022. Affiliate transactions and accounts between Unit and Superior subsequent to March 1, 2022 are not eliminated.

During 2021, management identified an error in the initial allocation of equity between Unit Corporation and non-controlling interests as of the September 3, 2020 fresh start accounting date. The impact of the error was not material to any of our prior period financial statements and the error was corrected with one-time adjustment during the year ended December 31, 2021. As a result, during the year ended December 31, 2021, retained earnings (deficit) was reduced by $1.4 million with a corresponding decrease to non-controlling interest in consolidated subsidiaries.

Certain amounts presented for prior periods have been reclassified to conform to current year presentation. There was no impact from these reclassifications to consolidated net income or shareholders' equity.

We evaluated our disclosure of subsequent events through March 17, 2023, the date the consolidated financial statements were issued.

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
•fair value of the warrant liability;

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
•fair value of stock-based compensation grants or modifications;
•workers' compensation liabilities;
•fair value of our retained investment in Superior;
•contingency, litigation, and environmental liabilities; and
•realizability of deferred tax assets.

Cash and Cash Equivalents. We include as cash and cash equivalents all cash on hand and on deposit, as well as highly liquid investments with maturities of three months or less which are readily convertible into known amounts of cash. The financing section of our consolidated statements of cash flows reflects bank overdraft activity. Bank overdrafts are checks issued before the end of the period, but not presented to our bank for payment before the end of the period. There were no bank overdrafts as of December 31, 2022 or December 31, 2021.

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

Property and Equipment.
Oil and Natural Gas Properties. We account for our oil and natural gas exploration and development activities using the full cost method of accounting prescribed by the SEC under which we capitalize all productive and non-productive costs incurred in connection with the acquisition, exploration, and development of our oil, NGLs, and natural gas reserves, including directly related overhead costs and related asset retirement costs. We did not capitalize any directly related overhead costs for the years ended December 31, 2022 and 2021.

Capitalized costs are amortized on a units-of-production method based on proved oil and natural gas reserves. The calculation of DD&A includes all capitalized costs, estimated future expenditures to be incurred in developing proved reserves, and estimated dismantlement and abandonment costs, net of estimated salvage values less accumulated amortization, unproved properties, and equipment not placed in service. The average rates used for DD&A were $1.49 and $2.67 per Boe for the years ended December 31, 2022 and 2021, respectively.

Our contract drilling segment may provide drilling services for our oil and natural gas segment. Revenues and expenses from these services are eliminated in our consolidated statements of operations, with any recognized profit reducing the cost of our oil and natural gas properties. We eliminated contract drilling revenues and capitalized oil and natural gas costs of $0.1 million during the year ended December 31, 2022. There were no intercompany drilling services provided for elimination during the year ended December 31, 2021.

No gains or losses are recognized on the sale, conveyance, or other disposition of oil and natural gas properties unless it results in a significant alteration to our full cost pool.

Drilling equipment, gas gathering and processing equipment, transportation equipment, and other property and equipment. Drilling equipment, gas gathering and processing equipment, transportation equipment, and other property and equipment are carried at cost less accumulated depreciation. Renewals and enhancements are capitalized while repairs and maintenance are expensed. We depreciate all drilling assets utilizing the straight-line method over the estimated useful lives of the assets, typically ranging from four to ten years. Depreciation of other property and equipment is computed using the straight-line method over the estimated useful lives of the assets, typically ranging from three to 15 years.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Impairment and disposal. We review the carrying amounts of long-lived assets for potential impairment when events or changes in circumstances suggest the carrying amounts may not be recoverable. Changes that could prompt an assessment include equipment obsolescence, declines in the market demand for a an asset, declines in commodity prices, periods of relatively low drilling rig utilization, declining revenue or cash margin per day, or overall unfavorable changes in general market conditions. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value, if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying asset exceeds its fair value. The estimate of fair value is based on the best information available, including prices for similar assets. Changes in these estimates could cause us to reduce the carrying value of property and equipment. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect our assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates, and costs. Using different estimates and assumptions could result in materially different carrying values of our assets.

When property and equipment components are disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is generally reflected in income from operations. For dispositions of drill pipe and drill collars, an average cost for the appropriate feet of drill pipe and drill collars is removed from the asset account and charged to accumulated depreciation and proceeds, if any, are credited to accumulated depreciation unless proceeds would exceed remaining cost, in which case excess proceeds are recorded as a gain on disposition of assets.

Capitalized Interest. Interest costs associated with major asset additions are capitalized during the construction period using a weighted average interest rate based on our outstanding borrowings. We did not capitalize any interest costs during the years ended December 31, 2022 and 2021.

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

ARO. We record the estimated fair value of the liabilities relating to the future retirement of our long-lived assets. Our oil and natural gas wells are plugged and abandoned when the oil and natural gas reserves in those wells are depleted or the wells are no longer able to produce. The estimated liabilities related to these future costs are recorded at the time the wells are drilled or acquired. We use historical experience to determine the estimated plugging costs considering the well's type, depth, physical location, and ultimate productive life. A risk-adjusted discount rate and an inflation factor are applied to estimate the present value of these obligations. We depreciate the capitalized asset retirement cost and accrete the obligation over time. Revisions to the obligations and assets are recognized at the appropriate risk-adjusted discount rate with a corresponding adjustment made to the full cost pool. Our mid-stream investment has property and equipment at locations leased or under right of way agreements which may require asset removal or site restoration, however, prior to the deconsolidation of Superior, we were not able to reasonably measure the fair value of the obligations as the potential settlement dates were indeterminable.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

Commodity Derivatives. All commodity derivatives are recognized on the consolidated balance sheets as either an asset or liability measured at fair value and all our commodity derivative counterparties are subject to master netting agreements. We net the value of the derivative transactions with the same counterparty if a legal right to set-off exists. Changes in the fair value of our commodity derivatives and gains or losses on commodity derivative settlement are reported in loss on derivatives in our consolidated statements of operations. Cash settlements received or paid for matured, early-terminated, and/or modified derivatives are reported in cash payments on derivatives settled in our consolidated statements of cash flows.

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

Natural Gas Balancing. When there are insufficient remaining reserves to offset a gas imbalance, we recognize an asset or a liability for the under-produced or over-produced position. We have recorded a receivable of $3.5 million and a liability of $4.3 million as of December 31, 2022 on certain properties where we estimate that insufficient reserves are available for us to recover our under-production from future production volumes or insufficient reserves available to allow the under-produced owners to recover their under-production from future production volumes, respectively. Our policy is to expense the pro-rata share of lease operating costs from all wells as incurred. Such expenses relating to the balancing position on wells in which we have imbalances are not material.

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

NOTE 3 - IMPAIRMENTS

Oil and Natural Gas Properties and Contract Drilling

There were no impairments recorded during the years ended December 31, 2022 or 2021.

Mid-Stream

2022
There were no impairments recorded during the year ended December 31, 2022.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue streams are reported under three segments: oil and natural gas, contract drilling, and mid-stream which is consistent with how we report our segment revenue in Note 22 – Industry Segment Information. Revenue from the oil and natural gas segment is from sales of our oil and natural gas production. Revenue from the contract drilling segment comes from contracting with upstream companies to drill an agreed-on number of wells or provide drilling rigs and services over an agreed-on period. Revenues from the mid-stream segment are generated from the fees earned for gas gathering and processing services provided to a customer or by selling of hydrocarbons to other mid-stream companies.

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

Contract Drilling Revenue

Contract drilling revenues and expenses are primarily recognized as services are performed and collection is reasonably assured. Payments for mobilization and demobilization activities do not relate to a distinct good or service within the contract, but are recognized as revenue when received as deferral for ratable recognition over the contract term is not material to the consolidated financial statements. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred and any reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Contract Assets and Liabilities

The table below presents the changes in our contract asset and contract liability balances during periods indicated:

		December 31,
	Classification on the consolidated balance sheets	2022	2021	Change
		(In thousands)
Assets
Current contract assets	Prepaid expenses and other	$—	$174	$(174)
Non-current contract assets	Other assets	—	—	—
Total contract assets		$—	$174	$(174)

Liabilities
Current contract liabilities	Current portion of other long-term liabilities	$24	$1,588	$(1,564)
Non-current contract liabilities	Other long-term liabilities	176	200	(24)
Total contract liabilities		200	1,788	(1,588)
Contract assets (liabilities), net		$(200)	$(1,614)	$1,414

NOTE 5 – ACQUISITIONS AND DIVESTITURES

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

Net proceeds for the sale of other non-core oil and natural gas assets totaled $7.7 million and $5.0 million during the twelve months ended December 31, 2022 and 2021, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Contract Drilling

Proceeds for the sale of non-core contract drilling assets totaled $12.8 million and $12.7 million during the twelve months ended December 31, 2022 and 2021, respectively. These proceeds resulted in net gains of $8.4 million and $10.1 million during the twelve months ended December 31, 2022 and 2021, respectively. The net gains are presented within gain on disposition of assets in the consolidated statements of operations.

Mid-Stream

In November 2021, Superior closed on an acquisition for $13.0 million, subject to customary closing and post-closing adjustments, that included a cryogenic processing plant, approximately 1,620 miles of low-pressure gathering pipeline, and related compressor stations located in southern Kansas. The transaction was accounted for as an asset acquisition.

There was no significant divestiture activity during the years ended December 31, 2022 and 2021.

Corporate and Other

On September 17, 2021, we closed the sale of our corporate headquarters building and land for $35.0 million, subject to customary closing and post-close adjustments resulting in a gain of $0.9 million net of $2.2 million of transaction costs. In conjunction with the closing, we entered into a multi-year lease for a portion of the building.

NOTE 6 – SHAREHOLDERS' EQUITY AND DIVIDENDS

Common Stock

On September 3, 2020 (Emergence Date), the Company emerged from Chapter 11 bankruptcy and issued a total of 12.0 million shares of common stock at a par value of $0.01 per share (New Common Stock) to be subsequently distributed in accordance with the Chapter 11 plan of reorganization filed with the bankruptcy court on June 9, 2020 (as amended, supplemented and modified from time to time, the “Plan”). On February 21, 2023, a final decree was approved to close the remaining Chapter 11 case and grant related relief. As a result, any shares of common stock not yet claimed were deemed unclaimed property and have been treated as reductions to the number of shares of common stock issued and outstanding as of February 21, 2023.

All shares of New Common Stock are subject to the transfer restrictions in the Company’s Amended and Restated Certificate of Incorporation (Charter). Article XIV of the Charter provides that, subject to the exceptions provided in Article XIV, any attempted transfer of the Company's common stock will be prohibited and void ab initio if (i) because of the transfer, any person becomes a Substantial Stockholder (as defined below) other than by reason of Treasury Regulations section 1.382-2T(j)(3) or (ii) the Percentage Stock Ownership (as defined in the Charter) interest of any Substantial Stockholder will be increased. A “Substantial Stockholder” means a person with a Percentage Stock Ownership of 4.75% or more.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Common Stock Repurchases

The table below presents the common stock repurchase activity during the periods indicated:

	Shares	Purchase Price	Price per Share
	(in thousands, except for per share amounts)
2022
Repurchase Program (1)	522	$27,421	$52.49
Total Repurchases	522	$27,421	$52.49

2021
Repurchase Program (1)	1,272	$41,430	$32.57
Lender Repurchases (2)	600	$9,000	$15.00
Other Repurchases (3)	78	$1,487	$19.07
Total Repurchases	1,950	$51,917	$26.62
1) In June 2021, the Company's Board of Directors (the Board) authorized repurchasing up to $25.0 million of the Company’s outstanding common stock. The Board subsequently authorized increases to the authorized repurchases up to $50.0 million in October 2021 and then up to $100.0 million in June 2022. The repurchases are made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice. As of December 31, 2022, we had repurchased a total of 1,794,392 shares under the repurchase program at an average share price of $38.37 for an aggregate purchase price of $68.9 million.
2) In June 2021, we repurchased our common stock from the Lenders (as defined in Note 9 - Long-Term Debt and Other Long-Term Liabilities) which received these shares as an exit fee during our reorganization.
3) During the year ended December 31, 2021, we repurchased shares in a privately negotiated transaction which was not part of the repurchase program.

The cumulative number of shares repurchased as of December 31, 2022 totaled 2,472,392. The cash purchase price and any direct acquisition costs are reflected as treasury stock on the consolidated balance sheets.

Warrants

Each holder of Unit common stock outstanding (Old Common Stock) before the Emergence Date that did not opt out of the release under the Plan is entitled to receive 0.03460447 warrants for every share of Old Common Stock owned. Each warrant is exercisable for one share of common stock, subject to adjustment as provided in the Warrant Agreement. The warrants expire on the earliest of (i) September 3, 2027, (ii) consummation of a Cash Sale (as defined in the Warrant Agreement), or (iii) the consummation of a liquidation, dissolution or winding up of the Company. As of December 31, 2022, the Company had authorized 1,822,231 warrants and none had been exercised.

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

See Note 16 - Derivatives for more information on how the warrants are treated in our consolidated financial statements.

Dividends

There were no dividends paid by the Company during the years ended December 31, 2022 and 2021. On January 31, 2023, the Company paid a special cash dividend of $10.00 per share totaling $96.1 million to stockholders of record as of the close of business on January 20, 2023.

NOTE 7 – EARNINGS PER SHARE

The table below shows the calculation of earnings per share attributable to Unit Corporation using the treasury stock method for the periods indicated:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Year ended December 31, 2022
Basic earnings attributable to Unit Corporation per common share	$148,369	9,874	$15.03
Effect of dilutive restricted stock units and stock options (1)	—	164	(0.25)
Diluted earnings attributable to Unit Corporation per common share	$148,369	10,038	$14.78
Year ended December 31, 2021
Basic earnings attributable to Unit Corporation per common share	$60,647	11,405	$5.32
Effect of dilutive restricted stock units (2)	—	115	(0.06)
Diluted loss attributable to Unit Corporation per common share	$60,647	11,520	$5.26
1.The diluted earnings per share calculation for the year ended December 31, 2022 excludes the effects related to 355,827 average outstanding stock options with a $45.00 exercise price and 1,822,206 average warrants with a $63.74 exercise price because their inclusion would be antidilutive.
2.The diluted earnings per share calculation for the year ended December 31, 2021 excludes the effect related to 361,418 average outstanding stock options with a $45.00 exercise price because their inclusion would be antidilutive.

NOTE 8 – ACCRUED LIABILITIES

The table below presents the components of accrued liabilities:

	As of December 31,
	2022	2021
	(In thousands)
Employee costs	$5,905	$10,005
Lease operating expenses	3,383	3,451
Capital expenditures	6,359	3,962
Taxes	1,035	3,320
Interest payable	40	296
Other	1,994	1,416
Total accrued liabilities	$18,716	$22,450

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 9 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

The table below presents the individual components of long-term debt:

	As of December 31,
	2022	2021
	(In thousands)
Long-term debt:
Exit credit agreement	—	—
Superior credit agreement (1)		19,200
1.Unit Corporation no longer consolidates the balance sheet of Superior as of December 31, 2022, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 19 - Superior Investment.

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

On July 1, 2022, the RBL Facility borrowing base was automatically reduced to $31.3 million as a result of closing the Texas Gulf Coast properties sale discussed in Note 5 - Acquisitions And Divestitures.

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

The Exit credit agreement requires the Company to comply with certain financial ratios, including: the Net Leverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be greater than 3.25 to 1.00, the Current Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be less than 1.00 to 1.00, and the Interest Coverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be less than 2.50 to 1.00. The Exit credit agreement also contains provisions, among others, that limit certain capital expenditures, and require certain hedging activities. The Exit credit agreement further requires the Company to provide quarterly financial statements within 45 days after the end of each of the first three quarters of each fiscal year and annual financial statements within 90 days after the end of each fiscal year. As of December 31, 2022, the Company was in compliance with these covenants.

As of December 31, 2022, we had no long-term borrowings and $2.7 million of letters of credit outstanding under the Exit credit agreement.

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

On April 29, 2022, Superior entered into an Amended and Restated Credit Agreement for a four-year, $135.0 million senior secured revolving credit facility with an option to increase the credit amount up to $200.0 million, subject to certain conditions (Amended Superior credit agreement). The amounts borrowed under the Amended Superior credit agreement bear annual interest at a rate, at Superior’s option, equal to (a) Adjusted Term SOFR plus the Term Benchmark Applicable Margin of 2.75% to 3.75% or (b) the Base Rate (defined as the greater of (i) the Prime Rate, (ii) the 30 day Adjusted Term SOFR plus 1.0%, and (iii) the federal funds rate plus 0.5%) plus the Base Rate Applicable Margin of 1.75% to 2.75%. The obligations under the Amended Superior credit agreement are secured by, among other things, mortgage liens on certain of Superior’s processing plants and gathering systems. Unit is not a party to and does not guarantee the Amended Superior credit agreement.

Other Long-Term Liabilities

The table below presents the components of other long-term liabilities:

	As of December 31,
	2022	2021
	(In thousands)
Asset retirement obligation (ARO) liability	$23,440	$25,688
Workers’ compensation	8,344	7,925
Contract liabilities	200	1,788
Separation benefit plans	1,110	2,022
Gas balancing liability	4,257	1,090
	37,351	38,513
Less: current portion	3,989	5,574
Total other long-term liabilities	$33,362	$32,939

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 10 – ASSET RETIREMENT OBLIGATIONS

The following table presents activity for our estimated AROs:

	Year Ended December 31,
	2022	2021
	(In thousands)
ARO liability, beginning of period	$25,688	$23,356
Accretion of discount	1,798	1,892
Liability incurred	22	7
Liability settled	(1,085)	(1,140)
Liability sold	(7,284)	(1,935)
Revision of estimates (1)	4,301	3,507
ARO liability, end of period	23,440	25,688
Less: current portion	2,858	2,537
Long-term ARO liability	$20,582	$23,151
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

The following table presents activity for our workers' compensation liability during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Workers' compensation liability, beginning of period	$7,925	$10,164
Claims and valuation adjustments	838	(1,834)
Payments	(419)	(405)
Workers' compensation liability, end of period	8,344	7,925
Less: current portion	1,070	1,221
Long-term workers' compensation liability	$7,274	$6,704

Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under these policies as of December 31, 2022 and 2021 are $4.8 million and $4.0 million, respectively, and are included in other assets on our consolidated balance sheets.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 12 – INCOME TAXES

As a result of the Plan in 2020, the Company experienced an ownership change under Sec. 382 of the Internal Revenue Code (IRC). Under IRC Sec. 382, the Company’s tax attributes, most notably its net operating loss carryovers, are potentially subject to various limitations going forward. The Company believes it has satisfied the requirements of Sec. 382(l)(5) whereby our tax attributes are generally not subject to limitations under Sec. 382(a) and have reflected that result in our financial statements accordingly. While cancellation of debt income (CODI) is generally considered taxable income under IRC Sec. 108, it provides an exception to that rule for CODI realized under a Title 11 case of the United States Code. In exchange for this exception, the taxpayer must reduce certain tax attributes including its net operating loss carryovers, credit carryovers, and tax basis in its assets in the amount of the CODI not recognized under the IRC Sec. 108 exception. The amount of CODI not recognized as a result of the IRC Sec. 108 exception was $506.3 million. As a result, our net operating loss carryovers were reduced by $456.3 million and the tax basis of our assets were reduced by $50.0 million.

The following table presents a reconciliation between income tax expense computed by applying the federal statutory rate to income before income taxes and our effective income tax expense during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Income tax expense computed by applying the statutory rate	$31,228	$12,772
State income tax expense, net of federal benefit	5,538	2,129
Restricted stock shortfall	(723)	—
Non-controlling interest in Superior	(1,428)	(3,046)
Valuation allowance	(43,008)	(16,612)
Warrant liability revaluation	7,184	4,640
Statutory depletion and other	1,542	290
Income tax expense	$333	$173

The following table presents the Company's total provision for income taxes during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Current taxes:
Federal	$—	$—
State	333	173
	333	173
Deferred taxes:
Federal	—	—
State	—	—
	—	—
Total provision for income taxes	$333	$173

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents the components of net deferred tax assets and liabilities:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$15,662	$23,819
Net operating loss carryforward	81,199	94,441
Depreciation, depletion, amortization, and impairment	43,172	68,001
Alternative minimum tax and research and development tax credit carryforward	1,738	1,738
	141,771	187,999
Deferred tax liability:
Investment in Superior	(406)	(3,626)
Net deferred tax asset	141,365	184,373
Valuation allowance	(141,365)	(184,373)
Non-current—deferred tax liability	$—	$—

We concluded that it is more likely than not that the net deferred tax asset will not be realized and have recorded a full valuation allowance as of December 31, 2022 and 2021, reducing the net deferred tax asset to zero. The Company's pre-tax earnings since the Emergence Date remained in a three-year net cumulative loss position as of December 31, 2022, however, we will continue to evaluate whether the valuation allowance is appropriate in future reporting periods. Future events or new evidence which may lead the Company to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings since the Emergence Date, sustained strength or improvements in commodity prices, sustained or improved rig utilization or rates, a material and sizable asset acquisition or disposition, and taxable events that could result from one or more future potential transactions. The valuation allowance does not prohibit the Company from utilizing the tax attributes if the Company recognizes taxable income. As long as the Company has deferred tax assets available and continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the Company will not have significant deferred income tax expense or benefit.

We file income tax returns in the U.S. federal jurisdiction and various states. We are no longer subject to U.S. federal tax examinations for years before 2019 or state income tax examinations by state taxing authorities for years before 2018. As of December 31, 2022, the Company has an expected federal net operating loss carryforward of $331.4 million of which $136.4 million is subject to expiration between 2036 and 2037. As of December 31, 2022, our tax basis in UPC's properties was approximately $333.8 million.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Separation Benefit Plans. As of the Emergence Date, the Board adopted (i) the Amended and Restated Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (Amended Separation Benefit Plan), (ii) the Amended and Restated Special Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (Amended Special Separation Benefit Plan) and (iii) the Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (New Separation Benefit Plan). In accordance with the Plan, the Amended Separation Benefit Plan and the Amended Special Separation Benefit Plan allowed former employees or retained employees with vested severance benefits under either plan to receive certain cash payments in full satisfaction for their allowed separation claim under the Chapter 11 Cases.

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

We recognized expense for benefits associated with anticipated payments from these separation plans of $3.9 million and $3.4 million during the years ended December 31, 2022 and 2021, respectively.

401(k) Employee Thrift Plan. Employees who meet specified service requirements may contribute a percentage of their total compensation, up to a specified maximum, to the 401(k) Employee Thrift Plan. We may match each employee’s contribution, up to a specified maximum, in full or on a partial basis with cash or common stock. The 2020 and 2021 plan year matching contributions were made in cash. Total 401(k) employer matching expense was $1.4 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

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

The table below presents the payment activity with these related parties during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Payments made to:
Kaiser Francis Oil Company	$5,656	$5,748
Cactus Drilling Company	$—	$772

Payments received from:
Kaiser Francis Oil Company	$12,869	$6,237

NOTE 15 – STOCK-BASED COMPENSATION

Unit Corporation Long Term Incentive Plan. On the Effective Date, the Board adopted the Unit Corporation Long Term Incentive Plan (LTIP) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP is administered by the Compensation Committee and provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, performance awards, substitute awards or any combination of the foregoing. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the LTIP, 903,226 shares of New Common Stock were reserved for issuance pursuant to awards under the LTIP. New Common Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash, or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents the stock-based compensation expense activity recognized during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Recognized stock compensation expense	$6,718	$826
Capitalized stock compensation cost for our oil and natural gas properties	$—	$—
Tax benefit on stock-based compensation	$1,646	$202

The tables below presents the activity pertaining to nonvested RSUs during the periods indicated:

	Year Ended December 31,
	2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	315,529	$26.71	—	$—
Granted (1)	7,850	30.50	315,529	26.71
Vested	(151,341)	26.33	—	—
Forfeited	(1,725)	34.00	—	—
Nonvested RSUs, end of period (2)	170,313	$27.15	315,529	$26.71
1.RSUs granted in January 2022 had an aggregate grant date fair value of $0.2 million and vest equally each month for thirty months. RSUs granted in April 2021 had an aggregate grant date fair value of $1.4 million and vest 25% on each of the following dates: May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024. RSUs granted in October 2021 had an aggregate grant date fair value of $7.0 million and one-third vest on each of the following dates: November 21, 2022, October 1, 2023, and October 1, 2024.
2.The aggregate compensation cost related to nonvested RSUs not yet recognized as of December 31, 2022 was $4.2 million with a weighted average remaining service period of 1.2 years.

The tables below summarizes activity pertaining to outstanding stock options during the periods presented:

	Year Ended December 31,
	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	361,418	$45.00	—	$—
Granted (1)	13,416	45.00	361,418	45.00
Exercised	(55,668)	45.00	—	—
Forfeited or expired	—	—	—	—
Outstanding stock options, end of period (2) (4)	319,166	$45.00	361,418	$45.00
Exercisable stock options, end of period (3) (4)	108,755	$45.00	—	$—
1.Stock options granted in January 2022 had an aggregate grant date fair value of $0.1 million and 100% vest on the first anniversary of the grant date. Stock options granted in October 2021 had an aggregate grant date fair value of $4.1 million and and one-third vest on each of the following dates: October 1, 2022, October 1, 2023, and October 1, 2024.
2.Stock options outstanding as of December 31, 2022 had a weighted average remaining contractual term of 3.7 years and an aggregate intrinsic value of $4.1 million. The aggregate compensation cost related to outstanding options not yet recognized as of December 31, 2022 was $2.7 million with a weighted average remaining service period of 1.2 years.
3.Stock options exercisable as of December 31, 2022 had a weighted average remaining contractual term of 3.8 years and an aggregate intrinsic value of $1.4 million.
4.On January 6, 2023, in accordance with the provisions allowed under the LTIP, the Compensation Committee adjusted the exercise price of all outstanding stock options to $35.00 per share effective January 31, 2023 to account for the special dividend paid on that date.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
NOTE 16 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions as well as certain requirements stipulated in the Exit credit agreement. As of December 31, 2022, our commodity derivative transactions consisted of the following types of hedges:

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

We do not engage in derivative transactions for speculative purposes. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of December 31, 2022.

The following non-designated hedges were outstanding as of December 31, 2022:

Remaining Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Jan'23 - Feb'23	Natural gas - swap	27,627 MMBtu/day	$9.14	IF - NYMEX (HH)
Jan'23 - Dec'23	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Jan'23 - Mar'23	Natural gas - basis swap	25,000 MMBtu/day	$(0.17)	NGLP TEXOK
Jan'23 - Feb'23	Crude oil - swap	1,339 Bbl/day	$95.40	WTI - NYMEX
Jan'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following tables present the recognized liabilities on our consolidated balance sheets as of the dates identified:

		Balances as of December 31, 2022
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Assets:
Current Commodity Derivatives	Current derivative assets	$8,547	$(8,547)	$—
Long-term Commodity Derivatives	Non-current derivative assets	—	—	—
Total derivative assets		$8,547	$(8,547)	$—
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$32,113	$(8,547)	$23,566
Long-term Commodity Derivatives	Non-current derivative liabilities	—	—	—
Warrant Liability	Warrant liability	—	—	—
Total derivative liabilities		$32,113	$(8,547)	$23,566

		Balances as of December 31, 2021
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current Commodity Derivatives	Current derivative liabilities	$40,876	$—	$40,876
Long-term Commodity Derivatives	Non-current derivative liabilities	17,855	—	17,855
Warrant Liability	Warrant liability	19,822	—	19,822
Total derivative liabilities		$78,553	$—	$78,553

The following table presents the activity related to derivative instruments in the consolidated statements of operations during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Loss on derivatives	$(63,610)	$(97,615)
Cash settlements paid on commodity derivatives	(98,775)	(44,591)
Loss on derivatives less cash settlements paid on commodity derivatives	$35,165	$(53,024)

Loss on change in fair value of warrants	$(29,323)	$(18,937)

NOTE 17 – FAIR VALUE MEASUREMENTS

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
•Level 3—generally unobservable inputs which are developed based on the best information available and may include our own internal data or estimates about how market participants would value such assets and liabilities.

Recurring Fair Value Measurements

The following tables present our recurring fair value measurements as of the identified dates:

	Balances as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$23,566	$—	$23,566
Warrant liability	—	—	—	—
	$—	$23,566	$—	$23,566

	Balances as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	—	58,731	—	58,731
Warrant liability	—	—	19,822	19,822
	$—	$58,731	$19,822	$78,553

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

We determined that the non-performance risk regarding our commodity derivative counterparties was immaterial based on our valuation at December 31, 2022.
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

The following table presents the activity of our recurring Level 3 fair value measurements during the periods presented:

	Year Ended December 31,
	2022	2021
	(In thousands)
Beginning of period	$19,822	$885
Loss on change in warrant liability	29,323	18,937
Reclassification of warrant liability to capital in excess of par value	(49,145)	—
End of period	$—	$19,822

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

The carrying values on the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, other current assets, and current liabilities approximate their fair values because of their short-term nature.

Based on the borrowing rates currently available to us for credit agreement debt with similar terms and maturities and considering the risk of our non-performance, long-term debt under our credit agreements at December 31, 2022 would approximate its fair value. This debt is classified as Level 2.

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

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of stock options and SARs while the value of our restricted stock grants is based on the grant date closing stock price. Key assumptions for the Black-Scholes models include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility and expected term are generally unobservable and requires management's estimation.

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

NOTE 18 – LEASES

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents the maturities, weighted average remaining lease term, and the weighted average discount rate of our operating lease liabilities as of December 31, 2022:

Amount
(In thousands)
Ending December 31,
2023	$1,999
2024	2,004
2025	2,044
2026	1,472
2027	—
2028 and beyond	—
Total future payments	7,519
Less: Interest	879
Present value of future minimum operating lease payments	6,640
Less: Current portion	1,605
Total long-term operating lease payments	$5,035

Weighted average remaining lease term (years)	3.7
Weighted average discount rate (1)	6.7%
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

The following table presents the operating and finance lease assets and liabilities on our consolidated balance sheets:

	Balance Sheet Classification	December 31, 2022	December 31, 2021
		(In thousands)
Assets
Operating lease right of use assets	Right of use assets	$6,551	$12,445
Total lease right of use assets		$6,551	$12,445

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$1,605	$3,791
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	5,035	8,677
Total lease liabilities		$6,640	$12,468

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents the components of total lease cost for our operating and finance leases during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Components of total lease cost:
Short-term lease cost (1)	$10,650	$12,898
Operating lease cost	3,278	4,546
Amortization of finance leased assets	—	1,248
Interest on finance lease liabilities	—	33
Total lease cost	$13,928	$18,725
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $1.8 million and $1.5 million for the year ended December 31, 2022 and 2021, respectively.

The following table presents supplemental cash flow information related to our operating and finance leases during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Cash payments made on operating leases	$3,210	$4,605
Cash payments made on finance leases	$—	$3,216
Lease liabilities recognized in exchange for new operating lease right of use assets	$909	$11,155

NOTE 19 – SUPERIOR INVESTMENT

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents the distributions paid by Superior to each of the members during the years ended December 31, 2022 and 2021:

Date	Recipient	Amount
2022
October 31, 2022	SP Investor	$16.2 million
July 29, 2022	SP Investor	$13.9 million
April 29, 2022	SP Investor	$10.5 million
January 31, 2022	Unit Corporation	$9.5 million
January 31, 2022	SP Investor	$9.5 million
2021
October 29, 2021	Unit Corporation	$7.0 million
October 29, 2021	SP Investor	$7.0 million
July 30, 2021	Unit Corporation	$3.8 million
July 30, 2021	SP Investor	$3.8 million
April 30, 2021	Unit Corporation	$12.3 million
April 30, 2021	SP Investor	$12.3 million

Superior also paid distributions to SP Investor of $11.1 million in January 2023 which reduced the remaining Drilling Commitment Adjustment Amount to $20.9 million.

Sale Event. After April 1, 2023, either Member may initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally requires cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of December 31, 2022, liquidation distributions paid first to SP Investor of $335.2 million would be required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then be entitled to receive up to $335.2 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

On February 21, 2023, we entered into a letter agreement (the “Letter Agreement”) with SP Investor under which the Company has agreed to sell all of its 50% ownership interest in Superior for $20.0 million. The Letter Agreement provides that SP Investor will pay Unit $12.0 million at closing and $8.0 million in deferred proceeds to be paid no later than 12 months from closing, subject to Unit's satisfaction of certain ongoing covenant obligations and other customary conditions.

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

We subsequently account for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method, which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period. We recognized no equity earnings from our investment in Superior during the year ended December 31, 2022.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Estimated Fair Value of Equity Method Investment in Superior. As of the Emergence Date, in conjunction with fresh start accounting under ASC Topic 852, Reorganizations, the estimated fair value of the net equity attributable to Unit's ownership interest in Superior was $14.8 million. Since then, Unit has received cumulative distributions from Superior of $32.6 million, which were recognized as net income attributable to Unit under the HLBV method. As of March 1, 2022, upon deconsolidation of Superior, the fair value of our retained equity method investment in Superior was estimated at $1.7 million. To estimate this fair value, we simulated paths for Superior's total equity value through the potential sales process initiation date using a Geometric Brownian Motion. The expected value (i.e., average of all simulations) of each security class was then discounted to present value using the relevant risk-free rate. The simulations reflect forecasted future cash distributions as impacted by the Drilling Commitment Adjustment Amount described above, as well as the future liquidation preference of each investor in a potential Sale Event also as described above. We consider this a Level 3 measurement within the fair value hierarchy as the discounted simulation models require the use of significant unobservable inputs.

We recognized a $13.1 million loss on deconsolidation during the three months ended March 31, 2022 as the difference between the $1.7 million estimated fair value of our retained equity method investment in Superior as of March 1, 2022 and Superior's net equity attributable to Unit's ownership interest prior to deconsolidation.

Superior Balance Sheet Disclosure. The amounts below reflect the Superior balance sheet accounts, without elimination of intercompany receivables from and payables to Unit, consolidated in our consolidated balance sheets as of December 31, 2021 which was the last reporting date as of which we consolidated the financial position of Superior:

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

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Affiliate Activity. UPC's oil and natural gas revenues with Superior totaled $67.1 million and $48.0 million during the years ended December 31, 2022 and 2021, respectively. UPC's gas gathering and processing expenses with Superior totaled $2.7 million and $3.3 million during the years ended December 31, 2022 and 2021, respectively. Portions of this activity was eliminated for the periods during which Superior was consolidated by Unit.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

NOTE 21 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Our financial instruments that potentially subject us to concentrations of credit risk primarily consist of trade receivables with a variety of oil and natural gas companies. Our credit risk is considered limited due to the many customers comprising our customer base and we do not generally require collateral related to our receivables.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following table presents third-party customers that accounted for over 10% of each of our segments' revenues:

	Year Ended December 31,
	2022	2021
Oil and Natural Gas (1):
CVR Energy, Inc.	10%	11%
Drilling:
Diamondback E&P, LLC	19%	15%
Coterra Energy, Inc.	15%	*
Citizen Energy III, LLC	14%	20%
Earthstone Operating, LLC	12%	11%
EOG Resources, Inc.	11%	21%
Slawson Exploration Company, Inc.	*	12%
Mid-Stream (2):
ONEOK, Inc.	36%	37%
Southwest Energy, LP	15%	*
Symmetry Energy Solutions LLC	14%	*
Range Resources Corporation	*	11%
Koch Energy Services	*	10%
* Revenue accounted for less than 10% of the segment's revenues.
1) See Note 19 - Superior Investment for information on affiliate activity with Superior
2) Mid-Stream amounts shown in this table for the year ended December 31, 2022 reflect Superior activity on a consolidated basis for the two months prior to March 1, 2022.

We had a concentration of cash with one bank of $2.8 million and $36.6 million as of December 31, 2022 and 2021, respectively. We also had a concentration of cash equivalents of $134.7 million and $76.0 million in two separate money market funds comprised of U.S. Government and U.S. Treasury securities as of December 31, 2022 compared to cash equivalents of $27.0 million in one of those funds as of December 31, 2021.

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at December 31, 2022 and determined there was no material risk at that time. The fair value of the net derivative liabilities with Bank of Oklahoma, our only commodity derivative counterparty, was $23.6 million of December 31, 2022.

NOTE 22 – INDUSTRY SEGMENT INFORMATION

We have three main business segments offering different products and services within the energy industry:

•Oil and natural gas - the oil and natural gas segment is engaged in the acquisition, development, and production of oil, NGLs, and natural gas properties.
•Contract drilling - the contract drilling segment is engaged in the land contract drilling of oil and natural gas wells.
•Mid-Stream - the mid-stream segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We presently own 50% of this subsidiary, and subsequent to the deconsolidation of Superior as of March 1, 2022 (as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 19 - Superior Investment), we will continue to include our equity method investment in Superior and related earnings in our mid-stream segment.

We evaluate each consolidated segment’s performance based on its operating income, which is defined as operating revenues less operating expenses and depreciation, depletion, amortization, and impairment. We have no oil and natural gas production or other operations outside the United States.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
The following tables present information about the operations and assets for each of our segments:

	Year Ended December 31, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream (5)	Corporate and Other	Eliminations (5)	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$326,238	$—	$—	$—	$(10,756)	$315,482
Contract drilling	—	147,740	—	—	(370)	147,370
Gas gathering and processing	—	—	83,198	—	(525)	82,673
Total revenues	326,238	147,740	83,198	—	(11,651)	545,525
Expenses:
Operating costs:
Oil and natural gas	93,859	—	—	—	(509)	93,350
Contract drilling	—	105,608	—	—	(221)	105,387
Gas gathering and processing	—	—	73,771	—	(11,383)	62,388
Total operating costs	93,859	105,608	73,771	—	(12,113)	261,125
Depreciation, depletion, and amortization	11,780	6,416	5,614	333	—	24,143
Impairment	—	—	—	—	—	—
General and administrative	—	—	—	24,033	611	24,644
(Gain) loss on disposition of assets	—	(8,404)	—	37	—	(8,367)
Total operating expenses	105,639	103,620	79,385	24,403	(11,502)	301,545
Income (loss) from operations	220,599	44,120	3,813	(24,403)	(149)	243,980
Other income (expense):
Interest income	—	—	—	2,642	—	2,642
Interest expense	—	—	(179)	(268)	—	(447)
Loss on derivatives	—	—	—	(63,610)	—	(63,610)
Loss on change in fair value of warrants	—	—	—	(29,323)	—	(29,323)
Loss on deconsolidation of Superior	—	—	—	(13,141)	—	(13,141)
Reorganization items, net	—	—	—	(127)	—	(127)
Other	1,520	53	17	1,310	—	2,900
Total other income (expense)	$1,520	$53	$(162)	$(102,517)	$—	$(101,106)
Income (loss) before income taxes	$222,119	$44,173	$3,651	$(126,920)	$(149)	$142,874

Identifiable assets:
Oil and natural gas (2)	$145,711	$—	$—	$—	$(148)	$145,563
Contract drilling	—	94,559	—	—	—	94,559
Total identifiable assets (3)	145,711	94,559	—	—	(148)	240,122
Other corporate assets (4)	—	—	1,658	227,475	—	229,133
Total assets	$145,711	$94,559	$1,658	$227,475	$(148)	$469,255

Capital expenditures:	$21,037	$11,134	$1,167	$406	$(148)	$33,596
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.
2.Oil and natural gas assets include oil and natural gas properties, saltwater disposal systems, and other non-full cost pool assets.
3.Identifiable assets are those used in Unit’s operations in each industry segment.
4.Other corporate assets are primarily cash and cash equivalents, transportation and other equipment, and our Superior equity method investment.
5.Includes Superior activity for the two months prior to the March 1, 2022 deconsolidation, as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 19 - Superior Investment. Superior's standalone total revenues and total operating costs for the year ended December 31, 2022 were $528.8 million and $452.1 million, respectively.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

	Year Ended December 31, 2021
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$272,231	$—	$—	$—	$(47,999)	$224,232
Contract drilling	—	76,107	—	—	—	76,107
Gas gathering and processing	—	—	341,674	—	(3,297)	338,377
Total revenues	272,231	76,107	341,674	—	(51,296)	638,716
Expenses:
Operating costs:
Oil and natural gas	83,221	—	—	—	(3,297)	79,924
Contract drilling	—	60,973	—	—	—	60,973
Gas gathering and processing	—	—	286,199	—	(51,515)	234,684
Total operating costs	83,221	60,973	286,199	—	(54,812)	375,581
Depreciation, depletion, and amortization	24,612	6,308	32,566	840	—	64,326
Impairment	—	—	10,673	—	—	10,673
General and administrative	—	—	—	21,399	3,516	24,915
(Gain) loss on disposition of assets	171	(10,143)	49	(954)	—	(10,877)
Total operating expenses	108,004	57,138	329,487	21,285	(51,296)	464,618
Income (loss) from operations	164,227	18,969	12,187	(21,285)	—	174,098
Other income (expense):
Interest income	—	—	—	2	—	2
Interest expense	—	—	(924)	(3,342)	—	(4,266)
Loss on derivatives	—	—	—	(97,615)	—	(97,615)
Loss on change in fair value of warrants	—	—	—	(18,937)	—	(18,937)
Reorganization items, net		—	—	(4,294)	—	(4,294)
Other	187	57	(844)	1	—	(599)
Total other income (expense)	$187	$57	$(1,768)	$(124,185)	$—	$(125,709)
Income (loss) before income taxes	$164,414	$19,026	$10,419	$(145,470)	$—	$48,389

Identifiable assets:
Oil and natural gas (2)	$203,796	$—	$—	$—	$(4,917)	$198,879
Contract drilling	—	78,554	—	—	(78)	78,476
Gas gathering and processing	—	—	290,605	—	(269)	290,336
Total identifiable assets (3)	203,796	78,554	290,605	—	(5,264)	567,691
Other corporate assets (4)	—	—	—	66,227	(4,441)	61,786
Total assets	$203,796	$78,554	$290,605	$66,227	$(9,705)	$629,477

Capital expenditures:	$17,752	$2,877	$24,316	$340	$—	$45,285
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling and gas gathering and processing occur over time.
2.Oil and natural gas assets include oil and natural gas properties, saltwater disposal systems, and other non-full cost pool assets.
3.Identifiable assets are those used in Unit’s operations in each industry segment.
4.Other corporate assets are principally cash and cash equivalents, short-term investments, transportation equipment, furniture, and equipment.

SUPPLEMENTAL OIL AND GAS DISCLOSURES
(UNAUDITED)

The supplemental data presented herein reflects information for all our oil and natural gas producing activities. Our oil and gas operations are substantially all located in the United States.

Capitalized Costs

The following table presents capitalized costs related to our oil and natural gas activities:

	As of December 31,
	2022	2021
	(In thousands)
Proved properties (1)	$177,134	$225,014
Unproved properties (wells in progress)	6,953	422
	184,087	225,436
Accumulated depreciation, depletion, amortization, and impairment	(76,077)	(64,966)
Net capitalized costs	$108,010	$160,470
1.Presented gross of any inter-segment eliminations which reduce the consolidated capitalized costs. See Note 22 - Industry Segment Information for detail on inter-segment eliminations.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration, and Development Activities

The following table presents costs incurred related to our oil and natural gas activities during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Unproved properties acquired	$3,963	$522
Proved properties acquired	—	—
Exploration	—	—
Development	16,070	16,279
Asset retirement obligation	3,018	478
Total costs incurred	$23,051	$17,279

Unproved properties not subject to amortization relates to properties which are not individually significant and consist primarily of lease acquisition costs. The evaluation process associated with these properties has not been completed and therefore, the Company is unable to estimate when these costs will be included in the amortization calculation.

The following table presents results of operations for producing activities before inter-segment eliminations during the periods indicated:

	Year Ended December 31,
	2022	2021
	(In thousands)
Revenues from producing activities	$314,554	$223,681
Production costs	(73,736)	(62,443)
Depreciation, depletion, amortization, and impairment	(11,192)	(24,261)
	229,626	136,977
Income tax (expense) benefit	45	168
Results of operations for producing activities (excluding corporate overhead and financing costs)	$229,671	$137,145

The table below presents estimated quantities of proved developed oil, NGLs, and natural gas reserves and changes in net quantities of proved developed and undeveloped oil, NGLs, and natural gas reserves:

	Oil (MBbls)	NGL (MBbls)	Gas (Mcf)	Total (MBoe)
2021
Proved developed and undeveloped reserves:
Beginning of year	8,267	15,208	144,391	47,541
Revision of previous estimates (1)	2,651	8,723	103,866	28,685
Extensions and discoveries	218	93	961	471
Infill reserves in existing proved fields	713	293	2,158	1,366
Purchases of minerals in place	—	—	—	1
Production	(1,615)	(2,624)	(29,012)	(9,074)
Sales (3)	(1,215)	(169)	(1,725)	(1,672)
Net proved reserves at December 31, 2021	9,019	21,525	220,640	67,318
Proved developed reserves, December 31, 2021	9,019	21,525	220,640	67,318
Proved undeveloped reserves, December 31, 2021	—	—	—	—
2022
Proved developed and undeveloped reserves:
Beginning of year	9,019	21,525	220,640	67,318
Revision of previous estimates (2)	73	1,884	29,295	6,840
Extensions and discoveries	189	133	2,551	747
Infill reserves in existing proved fields	54	18	1,773	368
Purchases of minerals in place	—	—	—	—
Production	(1,281)	(2,148)	(24,211)	(7,464)
Sales (3)	(373)	(1,280)	(17,639)	(4,593)
Net proved reserves at December 31, 2022	7,681	20,132	212,409	63,215
Proved developed reserves, December 31, 2022	7,681	20,132	212,409	63,215
Proved undeveloped reserves, December 31, 2022	—	—	—	—
1.Revisions of previous estimates increased primarily due to changes in the unescalated 12-month average product prices which increased approximately 68% for oil, 136% for NGLs, and 82% for natural gas compared to the December 31, 2020 pricing.
2.Revisions of previous estimates increased primarily due to changes in the unescalated 12-month average product prices which increased approximately 41% for oil and 77% for natural gas compared to the December 31, 2021 pricing.
3.See Note 5 - Acquisitions And Divestitures for discussion of the assets divested during the years ended December 31, 2022 and 2021, respectively.

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

The following table presents the components of the standardized measure of discounted future net cash flows:

	2022	2021
	(In thousands)
Future cash inflows	$2,918,116	$1,977,529
Future production costs	(1,142,754)	(835,430)
Future development costs	(1,724)	—
Future income tax expenses	(355,350)	(185,395)
Future net cash flows	1,418,288	956,704
10% annual discount for estimated timing of cash flows	(633,263)	(385,560)
Standardized measure of discounted future net cash flows relating to proved oil, NGLs, and natural gas reserves	$785,025	$571,144

The following table presents the principal sources of changes in the standardized measure of discounted future net cash flows:

	2022	2021
	(In thousands)
Sales and transfers of oil and natural gas produced, net of production costs	$(240,818)	$(161,238)
Net changes in prices and production costs	377,923	334,291
Revisions in quantity estimates and changes in production timing	109,772	320,774
Extensions, discoveries, and improved recovery, less related costs	34,121	45,019
Changes in estimated future development costs	(1,615)	—
Previously estimated cost incurred during the period	—	—
Purchases of minerals in place	—	—
Sales of minerals in place	(28,704)	(4,161)
Accretion of discount	65,826	19,306
Net change in income taxes	(84,421)	(87,078)
Changes in timing and other	(18,203)	(88,791)
Net change	213,881	378,123
Beginning of year	571,144	193,021
End of year	$785,025	$571,144

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

The December 31, 2022 future cash flows were computed by applying the 12-month 2022 average unescalated prices of $93.67 per barrel of oil and $6.36 per Mcf of natural gas, then adjusted for price differentials, over the estimated life of each of our oil and natural gas properties. NGL pricing was estimated as a percentage of the pricing per barrel of oil. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information About Our Executive Officers

The table below and accompanying text sets forth certain information as of March 14, 2023, concerning each of our executive officers and certain officers of our subsidiaries. There were no arrangements or understandings between any of the officers and any other person(s) under which the officers were elected.

Name	Age	Positions Held
Philip B. Smith	71	Director since September 3, 2020, Chairman since September 8, 2020, President and Chief Executive Officer since October 22, 2020
Andrew E. Harding	45	Vice President, Secretary, and General Counsel since October 27, 2020, Associate General Counsel from March 2005 to October 27, 2020, Staff Attorney from August 2004 to March 2005
Thomas D. Sell	58	Chief Financial Officer and Controller since June 23, 2021; Chief Accounting Officer since December 31, 2020; Interim Chief Financial Officer from October 22, 2020 to June 23, 2021
Christopher K. Menefee	45	President, Unit Drilling Company since November 9, 2020

Mr. Smith was named to the Board of Directors on September 3, 2020 and became Chairman on September 8, 2020. In October 2020, Unit's Board of Directors named him to the positions of President and Chief Executive Officer. Before his appointment to Unit's Board, he was self-employed since 2002. Mr. Smith served on the Board of Directors of Eagle Rock Energy LP from 2007 to 2015. Mr. Smith was Chief Executive Officer and Chairman of Prize Energy Corp., which he co-founded with Natural Gas Partners in 1999, until the Company's merger with Magnum Hunter Resources in 2002. Mr. Smith also served as Chief Executive Officer of Tide West Oil Company until it was sold to HS Resources in 1997. He received a Bachelor of Science in Mechanical Engineering from Oklahoma State University and a Master of Business Administration from the University of Tulsa. On February 23, 2023, Philip B. Smith notified the Company’s Board of Directors of his decision to step down as President and Chief Executive Officer of the Company effective March 31, 2023. His decision to step down was due to his desire to spend more time working on his nonprofit projects and other endeavors. Mr. Smith will continue to serve as Chairman of the Board of Directors.

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

Information About Our Directors

The table below and accompanying text sets forth certain information as of March 14, 2023, concerning each member of our Board of Directors (the "Board"). There is currently a vacancy in Group 1.

Name	Age	Director		Committees of the Board	Term Expires	Primary Occupation
		Since	Group
Robert R. Anderson	65	2020	II		2024	Executive, GBK Corporation, Tulsa, Oklahoma
Alan J. Carr	52	2020	II	Compensation (Chair) Strategic Transactions	2024	Chief Executive Officer, Drivetrain, LLC, New York City, New York
Phil Frohlich	68	2020	II	Audit	2024	Managing Partner, Prescott Capital Management, Tulsa, Oklahoma
Steven B. Hildebrand	68	2008	I	Audit (Chair) Strategic Transactions	2023	Investments, Tulsa, Oklahoma
Philip B. Smith	71	2020	II		2024	President, Chief Executive Officer and Chairman of the Board, Unit Corporation, Tulsa, Oklahoma
Andrei Verona	44	2020	I	Strategic Transactions (Chair) Audit, Compensation	2023	Spectrum Fund Portfolio Manager at Saye Capital Management, headquartered in Redondo Beach, California

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

Mr. Carr is and has been since September 2013 the Managing Member and Chief Executive Officer of Drivetrain, LLC, an independent fiduciary services firm. He has been a distressed investing and turnaround professional, with 25 years of experience in principal investing, advisory mandates, and board of directors' service, including complex financial restructurings and reorganizations in the U.S. and Europe. From 2003 to 2013, Mr. Carr was Managing Director at Strategic Value Partners, a global investment firm focused on distressed debt and private equity opportunities. Carr started his career at Skadden, Arps, Slate, Meagher & Flom LLC and Ravin, Sarasohn, Baumgarten, Fisch & Rosen in corporate restructuring advisory. He received a B.A. in Economics and Sociology from Brandeis University in 1992, and earned a J.D. from Tulane Law School in 1995. Mr. Carr currently serves as a director for the following public companies: Sears Holdings Corporation (since 2018), NewLake Capital Partners (since 2019), and Enjoy Technology, Inc. (since 2022). Public companies for which Mr. Carr no longer serves as director but on which he served as a director in the last five years include: Atlas Iron Limited; TEAC Corporation; Tidewater Inc.; Midstates Petroleum Company, Inc.; Verso Corporation; McDermott International, Inc.; and J.C. Penney Corporation, Inc., a subsidiary of J. C. Penney Co. Attributes, experience, and qualifications for board and committee service: executive leadership experience; complex financial restructuring and reorganization expertise; financial analysis expertise; board of director service experience; and legal expertise.

Mr. Frohlich founded Prescott Capital Management in 1992 and has been serving as Managing Partner since. The Oklahoma-based hedge fund focuses on small and mid-cap stocks. Mr. Frohlich was formerly president of Tulsa-based Siegfried Companies Inc. and a tax principal with what is now the international accounting firm Ernst & Young. He received a B.B.A. in Economics from the University of Oklahoma in 1976, an M.B.A. at the University of Texas at Austin in 1980, and a J.D. from the University of Tulsa in 1993. To fill the vacancy created by Mr. Smith’s resignation, on February 28, 2023, the Board of Directors appointed Phil Frohlich as interim Chief Executive Officer, effective April 1, 2023, until a successor is named. Attributes, experience, and qualifications for board and committee service: executive and entrepreneurial experience; accounting, investment, business and legal expertise.

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

Director Steven B. Hildebrand was a Director at the time of the filing of our Chapter 11 Cases.

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

We have three committees of the Board of Directors: the audit committee, the compensation committee, and the strategic transactions committee. Charters for each committee are available on the governance page of our website, linked above.

Audit Committee Financial Experts

The Board of Directors has designated Messrs. Hildebrand, Frohlich, and Verona as Audit Committee Financial Experts as defined by SEC rules.

Material Changes to Procedures for Nominating Directors

There have been no material changes to our director nominating procedures since they were last published.

Item 11. Executive Compensation

Directors' 2022 Compensation

Our Board of Directors' compensation was determined by a group of our bondholders during our restructuring process in 2020 and remains unchanged for 2023. That group looked at director compensation for companies of a size similar to our reduced post-bankruptcy size to determine recommended director compensation.

Directors' 2022 Cash Compensation

The various components of 2022 cash compensation paid to our directors, including employee directors, are as follows:

Annual retainer	$65,000
Annual retainer for each committee a board member serves on	$10,000
Additional compensation for service as board chair	$15,000
Reimbursement for expenses incurred attending stockholder, board, and committee meetings	Yes
Range of total cash compensation (excluding reimbursements) earned by current directors during 2022	$65,000 to $95,000

Directors' 2022 Equity Awards

Under the Unit Corporation Long Term Incentive Plan ("LTIP"), we may make equity awards to our directors. For information regarding equity awards granted to our non-employee directors during 2022, see the Director Compensation Table. For information regarding equity awards granted to our employee director Mr. Smith during 2022, see the Summary Compensation Table.

Director Compensation Table

The following table shows the total compensation received in 2022 by each of our non-employee directors.

Director Compensation for 2022
Name (1)	Fees Earned or Paid in Cash (2) ($)	Stock Awards (3) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert R. Anderson	65,000	239,425	67,482	—	—	—	371,907
Alan J. Carr	85,000	—	—	—	—	—	85,000
Phil Frohlich	75,000	—	—	—	—	—	75,000
Steven B. Hildebrand	85,000	—	—	—	—	—	85,000
Andrei Verona	95,000	—	—	—	—	—	95,000
1.Excludes Director Philip B. Smith, who is also a Named Executive Officer whose compensation, including director compensation, is set forth in the Summary Compensation Table.
2.Represents cash compensation earned in 2022 for service on the Board of Directors or a committee of the Board of Directors.
3.The amounts included in the "Stock Awards" and "Option Awards" columns represent the aggregate grant date fair value of restricted stock units and option awards, respectively, computed in accordance with FASB ASC Topic 718 "Stock Compensation," which excludes the effect of estimated forfeitures. The Stock Awards amount is based on the closing sales price of our common stock on the grant date. For a discussion of the valuation assumptions used in calculating Option Awards value, see Note 15 to our Consolidated Financial Statements included in this annual report on Form 10-K. The totals represent 7,850 restricted stock units and 13,416 option awards granted to Mr. Anderson for advisory consulting services related to the Company's sale of up to all of the assets of its exploration and production segment. The restricted stock units vest in equal monthly installments beginning one month from the grant date, and will be fully vested within thirty months of the grant date. The stock options became 100% exercisable at $45.00 per share one year from the grant date, and they expire on the date that is thirty months after the grant date. On January 6, 2023, in accordance with provisions allowed under the LTIP, the Compensation Committee adjusted the exercise price of all outstanding stock options to $35.00 per share effective January 31, 2023 to account for the special dividend paid on that date. The consulting contract had a six-month term, renewing in one-month terms thereafter until formally terminated.

Executive Compensation

Overview

The 2022 salaries for Messrs. Menefee and Bode were determined by our CEO in October 2020 based on what was deemed to be current market levels at the time. Mr. Smith, originally working for no salary, was granted a nominal salary of $12,000 per year beginning in June 2021, which salary was determined in order to allow him to participate in our health insurance plan. Restricted stock unit awards ("RSUs") and stock option awards were granted to the named executive officers ("NEOs") under the LTIP in October 2021, and annual bonuses were determined in December 2022.

Summary Compensation Table for 2022

The following table sets forth information regarding the compensation paid, distributed, or earned by or for our NEOs for the stated fiscal years:

Summary Compensation Table
Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Philip B. Smith, CEO and President	2022	12,001	—	—	—	80,000	92,001
	2021	6,500	600	1,374,659	669,089	80,000	2,130,848
Christopher K. Menefee, President, Unit Drilling Company	2022	300,015	150,000	—	—	19,873	469,888
	2021	300,000	100,000	571,540	335,365	24,628	1,331,533
Karl Bode, Senior Vice President, Chief Engineer, Unit Petroleum Company	2022	255,882	175,000	—	—	25,807	456,689
	2021	236,764	11,838	416,364	244,313	23,551	932,830
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
3.The amounts included in the "Option Awards" column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 "Stock Compensation" but does not include any impact of estimated forfeitures. For a discussion of the valuation assumptions used in calculating these values, see Note 15 to our Consolidated Financial Statements included in this annual report on Form 10-K. The amount shown does not represent amounts paid to the NEOs.
4.Components of the items in this column for 2022 are detailed in the table below:

Name	Director Compensation (a) ($)	Executive Disability Insurance Premium ($)	401(k) Match (b) ($)	Personal Car Allowance ($)	Club Membership ($)	Total "All Other Compensation" ($)
Philip B. Smith	80,000	—	—	—	—	80,000
Christopher K. Menefee	—	2,764	12,001	—	5,109	19,874
Karl Bode	—	7,607	12,200	6,000	—	25,807
a. Reflects fees earned or paid in cash for service as a member of our Board of Directors and its chair.
b. Match was made in cash.

Outstanding Equity Awards at End of 2022

The following table sets forth information about our NEOs' outstanding equity awards at the end of 2022:

Outstanding Equity Awards at Fiscal Year-End
	Options Awards				Stock Awards
Name	Number of securities underlying unexercised options - exercisable (#)	Number of securities underlying unexercised options - unexercisable (1) (#)	Option exercise price (2) ($)	Option expiration date	Number of shares or units of stock that have not vested (3) (#)	Market value of shares or units of stock that have not vested (4) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Philip B. Smith	19,564	39,128	45.00	10/21/2026	29,717	1,719,426
Christopher K. Menefee	9,806	19,612	45.00	10/21/2026	11,206	648,379
Karl Bode	—	14,287	45.00	10/21/2026	8,164	472,369
1.Each option grant has a five-year term. Option awards were granted on October 21, 2021, and become exercisable in three equal installments on October 1st of each of 2022, 2023, and 2024. The option exercise price was $45.00 per share as of December 31, 2022.
2.On January 6, 2023, in accordance with provisions allowed under the LTIP, the Compensation Committee adjusted the Option exercise price by $10.00 to $35.00 per share to account for the special dividend paid on January 31, 2023.
3.The vesting schedule for the restricted stock units that have not vested are as follows for each NEO: For Messrs. Menefee and Bode, and for 33,538 shares held by Mr. Smith, the awards vest in three equal installments on November 21, 2022, October 1, 2023, and October 1, 2024; Mr. Smith has an additional award of 18,168 shares that vests in four equal installments on May 27, 2022, September 3, 2022, September 3, 2023, and September 3, 2024.
4.Market value is determined based on the market value of our common stock of $57.86, the quoted closing price of our common stock on the OTC Pink on December 30, 2022, the last trading day of the year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Directors and Executive Officers

This table shows the number of shares of our common stock beneficially owned by each current director, each NEO, and all current directors and executive officers as a group as of March 14, 2023, with all shares directly owned unless otherwise noted:

Stock Owned by Our Directors and Executive Officers
Name of Beneficial Owner	Common Stock (a)	Options Exercisable and RSUs Vesting within 60 days (b)	Total (c)
Robert R. Anderson	12,748	13,939 (1)	26,687
Alan J. Carr	—	—	—
Phil Frohlich (2)	—	—	—
Steven B. Hildebrand	—	—	—
Philip B. Smith	20,264	19,564	39,828
Andrei Verona	—	—	—
Christopher K. Menefee	—	9,806	9,806
Karl Bode	3,129	—	3,129
All directors and executive officers as a group (eight people) (3)	36,141	43,309	79,450
1.Represents 13,416 stock options that vested on January 7, 2023, and restricted stock units that will vest under the terms of Mr. Anderson's January 2022 Consulting Contract with the Company, as follows: 261 shares on April 7, 2023, and 261 shares on May 7, 2023.
2.Mr. Frohlich manages Prescott Group Capital Management, which owns 3,517,707 shares, or approximately 36% of our issued and outstanding shares of common stock as of March 14, 2023, as set forth in the table below and not included in Mr. Frohlich's share count in this table.
3.No officer or director individually owns more than 1% of our issued and outstanding shares of common stock, nor do our officers and directors as a group. Ownership percentages are based on the number of our issued and outstanding shares of common stock on March 14, 2023.

Stockholders Owning More Than 5% of Our Common Stock

This table sets forth information about the beneficial ownership of our common stock by the only stockholders we know of who own over five percent of our common stock. Holders of more than five percent of our common stock have not been required to file ownership reports with the SEC.

Stockholders Who Own More Than 5% of Our Common Stock
Name and Address	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Prescott Group Capital Management, LLC 1924 S. Utica Avenue, Suite 1120 Tulsa, Oklahoma 74104	3,517,707	36.26%
RBC Global Asset Management Inc. RBC Centre 155 Wellington Street West, Suite 2300 Toronto, Ontario, Canada M5V 3K7	922,623	9.59%
NYL Investors LLC 51 Madison Avenue New York, New York 10010	623,361	6.48%
1.Beneficial ownership for Prescott Group Capital Management, LLC and NYL Investors LLC is as confirmed by the stockholders in March 2023. Information for RBC Global Asset Management Inc. is based on Schedule 13G filed with the SEC on February 14, 2023. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
2.Based on the number of issued and outstanding shares of our common stock as of March 14, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2022

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	698,213	45.00	290,142
Total	698,213	45.00	290,142
1.Includes 323,379 shares of RSUs, all of which were not approved by security holders. Our Long Term Incentive Plan was approved by the requisite creditors as part of our plan of reorganization, which was confirmed by order of the U.S. Bankruptcy Court on August 6, 2020. The material terms of our LTIP are described below.
2.Excludes the shares issuable upon the vesting of RSUs included in column (a), for which there is no weighted-average exercise price. On January 6, 2023, in accordance with the provisions allowed under the LTIP, the Compensation Committee adjusted the Option exercise price by $10.00 to $35.00 per share to account for the special dividend paid on January 31, 2023.
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

The purpose of the LTIP is to attract, retain and motivate employees, officers, directors, consultants, and other service providers of the Company and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board of Directors or a Board of Directors committee, of Options, SARs, Restricted Stock, Restricted Stock Units, Stock Awards, Dividend Equivalents, Other Stock-Based Awards, Cash Awards, Performance Awards, Substitute Awards, or any combination of those awards.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions Between the Company and Its Officers, Directors, and Their Associates

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company and Cactus Drilling Company. The Company in the ordinary course of business, made payments for working interests, joint interest billings, drilling services, and product purchases to, and received payments for working interests, joint interest billings, and contract drilling services from, Kaiser Francis Oil Company and Cactus Drilling Company. Payments made to Kaiser Francis Oil Company totaled $5.7 million and $5.7 million during 2022 and 2021, respectively, while payments received totaled $12.9 million and $6.2 million during 2022 and 2021, respectively. No payments were made to Cactus Drilling Company during 2022 compared to $0.8 million during 2021. Additionally, on January 7, 2022 (the "grant date"), Mr. Anderson entered into a consulting contract with the Company. Under the terms of the consulting contract, Mr. Anderson agreed to provide advisory consulting services related to the Company's sale of up to all of the assets of its exploration and production segment in exchange for awards of 7,850 restricted stock units and 13,416 stock options having a total estimated grant date fair value of $0.3 million. The restricted stock units vest in equal monthly installments beginning one month from the grant date, and will be fully vested within thirty months of the grant date. The stock options became 100% exercisable at $45.00 per share one year from the grant date, and they expire on the date that is thirty months after the grant date. On January 6, 2023, in accordance with provisions allowed under the LTIP, the Compensation Committee adjusted the exercise price of all outstanding stock options to $35.00 per share effective January 31, 2023 to account for the special dividend paid on that date. The consulting contract had a six-month term, renewing in one-month terms thereafter until formally terminated.

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

The Board of Directors has determined that all of our directors, except Messrs. Smith, Frohlich, and Anderson are independent under the NYSE standards. The Board of Directors determined that none of the independent directors has any material relationship with us that could impair such individual's independence. Mr. Smith is not considered to be an independent director because of his employment as one of our executive officers. Mr. Frohlich is not considered to be independent because he is considered to be an affiliate based on his management of Prescott Group Capital Management LLC, which controls approximately 36% of our issued and outstanding common stock as of March 14, 2023. Mr. Anderson is not considered to be independent because he has a consulting contract with us.

Each member of each of our Audit and Compensation Committees also qualifies as independent under NYSE standards, other than Mr. Frohlich, who serves on our Audit Committee.

Item 14. Principal Accountant Fees and Services

Fees Incurred for Grant Thornton LLP

Grant Thornton LLP was our independent registered accounting firm for fiscal years 2022 and 2021. This table shows the fees for professional audit services provided for the audit of our annual financial statements paid to Grant Thornton LLP for the stated years.

Type of Service	2022	2021
Audit Fees (1)	$950,000	$909,153
Audit-Related Fees (2)	$46,917	—
Tax Fees (3)	$58,535	$21,865
All Other Fees	—	—
Total	$1,055,452	$931,018
1.Audit fees include professional services for the audits of our consolidated financial statements and the Superior Pipeline Company, L.L.C. financial statements, review of our quarterly condensed consolidated financial statements, audit services provided for the issuance of consents, and assistance with review of documents filed with the SEC.
2.Audit-related fees include professional services for the audit of the Unit Corporation 401(k) Employee Thrift Plan's financial statements.
3.Tax fees include professional services related to the review and assistance with selected income tax filings and various consulting projects.

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

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

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

3.2	Amended and Restated Bylaws of Unit Corporation, dated as of September 3, 2020 (filed as Exhibit 3.2 to Unit's Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.1†	Unit Corporation Long Term Incentive Plan (filed as Exhibit 10.1 to Unit’s Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.2†	Form of Stock Option Grant Notice and Award Agreement (filed as Exhibit 10.3 to Unit’s Form 10-Q, dated November 12, 2021, which is incorporated by reference herein).

10.3†	Form of Restricted Stock Unit (RSU) Grant Notice and Award Agreement (filed as Exhibit 10.2 to Unit’s Form 10-Q, dated May 12, 2021, which is incorporated by reference herein).

10.4†	Form of Consulting Agreement with Robert Anderson (filed as Exhibit 10.4 to Unit's Form 10-K, dated March 31, 2022, which is incorporated by reference herein).

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

10.8†
Amended and Restated Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (filed as Exhibit 10.8 to Unit's Form 10-K, dated March 31, 2022, which is incorporated by reference herein).

10.9†
Amendment No. 1 to Amended and Restated Separation Benefit Plan of Unit Corporation and Participating Subsidiaries (filed as Exhibit 10.9 to Unit's Form 10-K, dated March 31, 2022, which is incorporated by reference herein).

10.10
Amended and Restated Management Services and Operating Agreement between SPC Midstream Operating, L.L.C. and Superior Pipeline Company, L.L.C. (filed as Exhibit 10.10 to Unit's Form 10-k, dated March 31, 2022, which is incorporated by reference herein).

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

10.12	First Amendment to Amended and Restated Credit Agreement dated April 6, 2021 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated May 12, 2021, which is incorporated by reference herein).

10.13	Second Amendment to Amended and Restated Credit Agreement effective July 26, 2021 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated August 16, 2021, which is incorporated by reference herein).

10.14	Third Amendment to Amended and Restated Credit Agreement effective October 20, 2021 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated November 12, 2021, which is incorporated by reference herein).

10.15	Fourth Amendment to Amended and Restated Credit Agreement effective November 1, 2022 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated November 10, 2022, which is incorporated by reference herein).

10.16
Credit Agreement dated May 10, 2018, by and among Superior Pipeline Company, L.L.C. and BOKF, NA DBA Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as Exhibit 10.1 to Unit’s Form 8-K dated May 16, 2018, which is incorporated by reference herein).

10.17
First Amendment to Credit Agreement, dated June 27, 2018, by and among Superior Pipeline Company, L.L.C. and the subsidiaries named therein (as borrowers), BOKF, NA dba Bank of Oklahoma, as Administrative Agent, and the institutions named therein (as lenders) (filed as Exhibit 10.1(b) to Unit’s Form 10-Q, dated August 9, 2018, which is incorporated by reference herein).

10.18
Amended and Restated Credit Agreement, dated April 29, 2022 by and among Superior Pipeline Company, L.L.C. and BOKF, NA DBA Bank of Oklahoma as Administrative Agent, and the institutions named therein (as lenders) (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated May 12, 2022, which is incorporated by reference herein).

10.19
Warrant Agreement, dated as of September 3, 2020, by and between Unit Corporation and American Stock Transfer & Trust Company, LLC (filed as Exhibit 10.2 to Unit’s Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.20
Registration Rights Agreement, dated as of September 9, 2020, by and between the Company and the holders party thereto (filed as Exhibit 10.3 to Unit’s Form 8-K, dated September 10, 2020, which is incorporated by reference herein).

10.21
Second Amended and Restated Limited Liability Company Agreement of Superior Pipeline Company, L.L.C., dated as of July 1, 2019 (filed as Exhibit 10.1 to Unit’s Form 10-Q, dated October 21, 2020, which is incorporated by reference herein).

10.22
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Superior Pipeline Company, L.L.C., dated as of July 1, 2019 (filed as Exhibit 10.2 to Unit’s Form 10-Q, dated October 21, 2020, which is incorporated by reference herein).

10.23
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Superior Pipeline Company, L.L.C., dated as of March 1, 2022 (filed as Exhibit 10.21 to Unit's Form 10-K, dated March 31, 2022, which is incorporated by reference herein).

10.24
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

UNIT CORPORATION

DATE:	March 17, 2023	By:	/s/ PHILIP B. SMITH
PHILIP B. SMITH
President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 2023.

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