Form 10-Q
period 2023-03-31
UNIT CORP
filed 2023-05-11
CIK 798949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒
Smaller reporting company ☐                Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐
As of May 11, 2023, 9,633,428 shares of the registrant's common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$170,912	$213,975
Accounts receivable, net of allowance for credit losses of $2.8 million and $2.7 million at March 31, 2023 and December 31, 2022, respectively	49,145	57,776
Prepaid expenses and other	2,819	3,718
Total current assets	222,876	275,469
Property and equipment:
Oil and natural gas properties, on the full cost method:
Proved properties	182,919	176,986
Unproved properties not being amortized	1,889	6,953
Drilling equipment	77,041	76,640
Other	11,281	11,319
Property and equipment, gross	273,130	271,898
Less: accumulated depreciation, depletion, amortization, and impairment	100,762	96,605
Property and equipment, net	172,368	175,293

Deferred tax assets, net (Note 17)	74,836	—
Equity method investment (Note 15)	1,658	1,658
Right of use asset (Note 14)	9,002	6,551
Other assets	10,086	10,284
Total assets	$490,826	$469,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,894	$20,356
Accrued liabilities (Note 8)	10,573	18,716
Current operating lease liability (Note 14)	3,196	1,605
Current derivative liabilities (Note 12)	12,571	23,566
Current portion of other long-term liabilities (Note 9)	5,280	3,989
Total current liabilities	49,514	68,232
Operating lease liability (Note 14)	5,905	5,035
Other long-term liabilities (Note 9)	34,732	33,362
Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,105,297 shares issued and 9,632,905 outstanding at March 31, 2023, and 12,100,356 shares issued and 9,627,964 outstanding at December 31, 2022	121	121
Treasury stock (Note 5)	(79,399)	(79,399)
Capital in excess of par value	253,956	252,464
Retained earnings	225,997	189,440
Total shareholders' equity	400,675	362,626
Total liabilities and shareholders' equity	$490,826	$469,255

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands except per share amounts)
Revenues:
Oil and natural gas	$48,026	$76,810
Contract drilling	45,903	28,882
Gas gathering and processing	—	82,673
Total revenues	93,929	188,365
Expenses:
Operating costs:
Oil and natural gas	17,164	23,475
Contract drilling	26,872	26,237
Gas gathering and processing	—	62,388
Total operating costs	44,036	112,100
Depreciation, depletion, and amortization	3,891	11,270
General and administrative	5,090	6,526
Gain on disposition of assets (Note 4)	(3,753)	(2,175)
Total operating expenses	49,264	127,721
Income from operations	44,665	60,644
Other income (expense):
Interest income	1,757	10
Interest expense	(39)	(274)
Gain (loss) on derivatives, net (Note 12)	13,595	(64,076)
Loss on change in fair value of warrants (Note 13)	—	(36,612)
Loss on deconsolidation of Superior (Note 15)	—	(13,141)
Reorganization items, net	(81)	(3)
Other, net	107	747
Total other income (expense)	15,339	(113,349)
Income (loss) before income taxes	60,004	(52,705)
Income tax expense (benefit), net:
Current	190	—
Deferred	(74,836)	—
Total income tax expense (benefit), net	(74,646)	—
Net income (loss)	134,650	(52,705)
Net loss attributable to non-controlling interests (Note 15)	—	(5,828)
Net income (loss) attributable to Unit Corporation	$134,650	$(46,877)
Net income (loss) attributable to Unit Corporation per common share (Note 7):
Basic	$13.93	$(4.66)
Diluted	$13.75	$(4.66)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total
	(In thousands)
Balances as of December 31, 2022	$121	$(79,399)	$252,464	$189,440	$362,626
Net income	—	—	—	134,650	134,650
Dividends declared (Note 5)	—	—	—	(98,093)	(98,093)
Stock-based compensation	—	—	1,408	—	1,408
Exercise of stock options, net of shares withheld for taxes and exercise price	—	—	(108)	—	(108)
Exercise of warrants, net of shares withheld for exercise price	—	—	192	—	192
Balances as of March 31, 2023	$121	$(79,399)	$253,956	$225,997	$400,675

	Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Non-controlling Interest in Consolidated Subsidiaries	Total
	(In thousands)
Balances as of December 31, 2021	$120	$(51,965)	$198,171	$41,071	$212,271	$399,668
Net loss	—	—	—	(46,877)	(5,828)	(52,705)
Distributions to non-controlling interests	—	—	—	—	(9,479)	(9,479)
Deconsolidation of Superior	—	—	—	—	(196,964)	(196,964)
Stock-based compensation	—	—	1,038	—	—	1,038
Balances as of March 31, 2022	$120	$(51,965)	$199,209	$(5,806)	$—	$141,558

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$134,650	$(52,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,891	11,270
(Gain) loss on derivatives, net (Note 12)	(13,595)	64,076
Gain (loss) on derivatives settled (Note 12)	2,601	(21,239)
Deferred tax benefit	(74,836)	—
Loss on change in fair value of warrants (Note 12)	—	36,612
Loss on deconsolidation of Superior (Note 15)	—	13,141
Gain on disposition of assets (Note 4)	(3,753)	(2,175)
Stock-based compensation plans (Note 6)	1,408	1,038
Change in credit loss reserve	62	(29)
ARO liability accretion (Note 10)	467	493
Contract assets and liabilities, net (Note 3)	816	199
Noncash reorganization items	(70)	(77)
Other, net	(226)	(401)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	8,569	(12,532)
Prepaid expenses and other	1,061	1,466
Accounts payable	(1,058)	4,107
Accrued liabilities	(2,587)	2,566
Net change in operating assets and liabilities	5,985	(4,393)
Net cash provided by operating activities	57,400	45,810
INVESTING ACTIVITIES:
Capital expenditures	(8,886)	(8,784)
Deconsolidation of Superior cash and cash equivalents (Note 15)	—	(10,119)
Proceeds from disposition of property and equipment (Note 4)	4,797	6,691
Net cash used in investing activities	(4,089)	(12,212)
FINANCING ACTIVITIES:
Dividend and dividend equivalent payments	(96,458)	—
Payments for employee taxes on net settlement of equity awards (Note 6)	(108)	—
Proceeds from exercise of warrants	192	—
Distributions to non-controlling interests (Note 15)	—	(9,479)
Net cash used in financing activities	(96,374)	(9,479)
Net increase (decrease) in cash and cash equivalents	(43,063)	24,119
Cash and cash equivalents, beginning of period	213,975	64,140
Cash and cash equivalents, end of period	$170,912	$88,259

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest paid	$39	$285
Income taxes	—	—
Changes in accounts payable and accrued liabilities related to purchases of property and equipment	(7,134)	(161)
Changes in accrued liabilities related to dividends declared, but not yet paid	1,636	—
Non-cash additions to oil and natural gas properties related to asset retirement obligation additions and estimate revisions	(271)	(1,483)
Non-cash reductions to oil and natural gas properties related to net changes in asset retirement obligations, accounts receivable, accounts payable, and accrued liabilities resulting from divestitures	14	2,688

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNIT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Unless the context clearly indicates otherwise, references in this report to “Unit”, “Company”, “we”, “our”, “us”, or like terms refer to Unit Corporation or, as appropriate, one or more of its subsidiaries. References to "Superior" or our "mid-stream segment" refer to our 50% ownership interest in Superior Pipeline Company, L.L.C.

We are primarily engaged in the development, acquisition, and production of oil and natural gas properties, onshore contract drilling of natural gas and oil wells, and the buying, selling, gathering, processing, and treating of natural gas. Our operations are all located in the United States and are organized as the following three reporting segments:

Oil and Natural Gas. Carried out by our subsidiary, Unit Petroleum Company (UPC), we develop, acquire, and produce oil and natural gas properties for our own account. Our producing oil and natural gas properties, unproved properties, and related assets are primarily located in Oklahoma and Texas.

Contract Drilling. Carried out by our subsidiary, Unit Drilling Company (UDC), we drill onshore oil and natural gas wells for a wide range of other oil and natural gas companies as well as for our own account. Our drilling operations are primarily located in Oklahoma, Texas, New Mexico, Wyoming, and North Dakota.

Mid-Stream. Carried out by Superior. Superior buys, sells, gathers, transports, processes, and treats natural gas for UPC and for third parties. Superior's operations are primarily located in Oklahoma, Texas, Kansas, Pennsylvania, and West Virginia. We held a 50% ownership interest in Superior as of March 31, 2023, but subsequently sold our interest as discussed in Note 15 - Superior Investment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2023.

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

Contract Assets and Liabilities

The table below presents the changes in our contract asset and contract liability balances during periods indicated:

	Classification on the unaudited condensed consolidated balance sheets	March 31, 2023	December 31, 2022	Change
		(In thousands)
Liabilities
Current contract liabilities	Current portion of other long-term liabilities	$840	$24	$816
Non-current contract liabilities	Other long-term liabilities	176	176	—
Total contract liabilities		$1,016	$200	$816

NOTE 4 – DISPOSITION OF PROPERTY AND EQUIPMENT

Oil and Natural Gas

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

Net proceeds for the sale of other non-core oil and natural gas assets totaled $0.7 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling

Proceeds for the sale of non-core contract drilling assets totaled $4.2 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively. These proceeds resulted in net gains of $3.7 million and $2.1 million during the three months ended March 31, 2023 and 2022, respectively. The net gains are presented within gain on disposition of assets in the unaudited condensed consolidated statements of operations.

NOTE 5 – SHAREHOLDERS' EQUITY AND DIVIDENDS

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

Common Stock Repurchases

There were no repurchases of common stock made during the three months ended March 31, 2023. As of March 31, 2023, we had repurchased a total of 2,472,392 shares of common stock at an average share price of $32.09 for an aggregate purchase cost of $79.3 million through privately negotiated transactions, the repurchase program authorized the Board of Directors in June 2021, and open market purchases. The purchase cost and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets.

The remaining value of shares that may yet be purchased under the repurchase program authorization was $31.1 million as of March 31, 2023. The repurchases may be made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice.

Dividends

On January 5, 2023, the Company announced the declaration of a special cash dividend of $10.00 per share and approval of a quarterly cash dividend policy beginning in the Company’s second quarter. On January 31, 2023, the Company paid the special cash dividend of $10.00 per share totaling $96.1 million to stockholders of record as of the close of business on January 20, 2023. We have accrued liabilities for dividend equivalent payments to be made upon the vesting of restricted stock units outstanding as of the dividend record date, but not yet vested. There were no dividends paid by the Company during the three months ended March 31, 2022.

The initial quarterly dividend will be $2.50 per share to be paid during the Company’s second quarter with record date and payment date yet to be determined. The declaration and payment of any future dividend, whether fixed, special, or variable, will remain at the full discretion of the Company’s Board of Directors and will depend upon the Company’s financial position, results of operations, cash flows, capital requirements, business conditions, future expectations, the requirements of applicable law, and other factors that the Company’s Board of Directors finds relevant at the time of considering any potential dividend declaration.

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

As of March 31, 2023, the Company had authorized 1,822,231 warrants of which 21,219 had been exercised or canceled.

Among other provisions, the Warrant Agreement outlines potential adjustments to the warrants if certain events occur, including (i) stock dividends payable in shares of common stock or stock splits, (ii) reverse stock splits or similar combination events, (iii) Liquidity Events (as defined in the Warrant Agreement), and (iv) other events not explicitly contemplated which may have an adverse impact to the intent and purpose of the warrants as set forth in the Plan, provided, however, the warrants will not be adjusted for (a) any issuances of securities in connection with a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, (b) the issuance of any securities by Unit on or after September 3, 2020 (the "Effective Date") pursuant to the Plan or upon the issuance of shares of common stock upon the exercise of such securities, (c) the issuance of any shares of common stock pursuant to the exercise of the warrants, (d) the issuance of shares of common stock pursuant to any management stock option incentive or similar plan, (e) a dividend or distribution to holders of common stock of cash, property, or securities (other than common stock), and/or (f) any change in the par value of the common stock.

Pursuant to the terms of the Warrant Agreement, the Company determined the initial exercise price of the warrants to be $63.74. On April 7, 2022, the Company delivered notice of the initial exercise price to the Warrant Agent and the warrants became exercisable for shares of the Company’s common stock. On or about April 25, 2022, the warrants began trading over-the-counter under the symbol "UNTCW". On March 31, 2023, the warrants began trading on the OTCQX Best Market.

See Note 12 - Derivatives for more information on how the warrants are treated in our consolidated financial statements.

NOTE 6 – STOCK-BASED COMPENSATION

On the Effective Date, the Board adopted the Unit Corporation Long Term Incentive Plan (LTIP) to incentivize employees, officers, directors and other service providers of the Company and its affiliates. The LTIP is administered by the Compensation Committee and provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, performance awards, substitute awards or any combination of the foregoing. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the LTIP, 903,266 shares of New Common Stock were reserved for issuance pursuant to awards under the LTIP. New Common Stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash, or otherwise terminated without delivery of shares and shares withheld to pay the exercise price of, or to satisfy the withholding obligations with respect to, an award will again be available for delivery pursuant to other awards under the LTIP.

The following table presents the stock-based compensation expense activity recognized during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Stock-based compensation expense	$1,408	$1,038
Tax benefit on stock-based compensation	$331	$254

The table below summarizes activity pertaining to outstanding stock options during the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested RSUs, beginning of period	170,313	$27.15	315,529	$26.71
Granted (1)	—	—	7,850	30.50
Vested	(6,359)	33.57	(524)	30.50
Forfeited	(15,059)	34.00	—	—
Nonvested RSUs, end of period	148,895	$26.18	322,855	$26.80
1.RSUs granted in January 2022 had an aggregate grant date fair value of $0.2 million and vest equally each month for thirty months.
2.The aggregate compensation cost related to nonvested RSUs not yet recognized as of March 31, 2023 was $3.0 million with a weighted average remaining service period of 1.0 years.

The table below summarizes activity pertaining to outstanding stock options during the periods indicated:

	Three Months Ended March 31,
	2023		2022
	Number of Shares	Weighted Average Exercise Price (4)	Number of Shares	Weighted Average Exercise Price
Outstanding stock options, beginning of period	319,166	$45.00	361,418	$45.00
Granted (1)	—	—	13,416	45.00
Exercised	(18,093)	45.00	—	—
Forfeited or expired	(29,373)	35.00	—	—
Outstanding stock options, end of period (2)	271,700	$35.00	374,834	$45.00
Exercisable stock options, end of period (3)	84,460	$35.00	—	$45.00
1.Stock options granted in January 2022 had an aggregate grant date fair value of $0.1 million and 100% vested on the first anniversary of the grant date.
2.Stock options outstanding as of March 31, 2023 had a weighted average remaining contractual term of 3.5 years and an aggregate intrinsic value of $2.4 million. The aggregate compensation cost related to outstanding options not yet recognized as of March 31, 2023 was $2.1 million with a weighted average remaining service period of 1.0 years.
3.Stock options exercisable as of March 31, 2023 had a weighted average remaining contractual term of 3.1 years and an aggregate intrinsic value of $0.7 million.
4.On January 6, 2023, in accordance with the provisions allowed under the LTIP, the Compensation Committee adjusted the exercise price of all outstanding stock options to $35.00 per share effective January 31, 2023 to account for the special dividend paid on that date.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The table below presents the calculation of earnings per share attributable to Unit Corporation using the treasury stock method during the periods indicated:

	Earnings (Loss) (Numerator)	Weighted Shares (Denominator)	Per-Share Amount
	(In thousands except per share amounts)
Three months ended March 31, 2023
Basic earnings attributable to Unit Corporation per common share	$134,650	9,667	$13.93
Effect of dilutive restricted stock units and stock options (1)	—	128	(0.18)
Diluted earnings attributable to Unit Corporation per common share	$134,650	9,795	$13.75
Three months ended March 31, 2022
Basic loss attributable to Unit Corporation per common share	$(46,877)	10,050	$(4.66)
Effect of dilutive potential common shares (2)	—	—	—
Diluted loss attributable to Unit Corporation per common share	$(46,877)	10,050	$(4.66)
1.The diluted earnings per share calculation for the three months ended March 31, 2023 excludes the effects related to 1,815,410 average warrants with a $63.74 exercise price because their inclusion would be antidilutive.
2.The diluted earnings per share calculation for the three months ended March 31, 2022 excludes the effects related to 1,822,203 average warrants with a $63.74 exercise price, 319,192 average outstanding restricted stock units, and 368,126 average outstanding stock options with a $45.00 exercise price because their inclusion would be antidilutive.

NOTE 8 – ACCRUED LIABILITIES

The table below presents the components of accrued liabilities as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Employee costs	$3,886	$5,905
Lease operating expenses	3,463	3,383
Capital expenditures	628	6,359
Taxes	1,488	1,035
Interest payable	40	40
Other	1,068	1,994
Total accrued liabilities	$10,573	$18,716

NOTE 9 – LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

Long-Term Debt

The table below presents the individual components of long-term debt as of the dates indicated:

	March 31, 2023	December 31, 2022
(In thousands)
Exit credit agreement	$—	$—

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

On July 1, 2022, the RBL Facility borrowing base was automatically reduced to $31.3 million as a result of closing the Texas Gulf Coast properties sale discussed in Note 4 - Disposition Of Property And Equipment.

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

On March 24, 2023, the Company finalized the fifth amendment to the Exit credit agreement. Under the fifth amendment, the RBL Facility borrowing base of $35.0 million was reaffirmed and certain references to the Company's equity ownership interests in Superior were removed in anticipation of the sale of our ownership interests in Superior.

The Exit credit agreement requires the Company to comply with certain financial ratios, including: the Net Leverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be greater than 3.25 to 1.00, the Current Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be less than 1.00 to 1.00, and the Interest Coverage Ratio (as defined in the Exit credit agreement) as of the last day of any fiscal quarter cannot be less than 2.50 to 1.00. The Exit credit agreement also contains provisions, among others, that limit certain capital expenditures, and require certain hedging activities. The Exit credit agreement further requires the Company to provide quarterly financial statements within 45 days after the end of each of the first three quarters of each fiscal year and annual financial statements within 90 days after the end of each fiscal year. As of March 31, 2023, the Company was in compliance with these covenants.

As of March 31, 2023, we had no long-term borrowings and $2.7 million of letters of credit outstanding under the Exit credit agreement.

Other Long-Term Liabilities

The table below presents the components of other long-term liabilities as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Asset retirement obligation (ARO) liability	$23,919	$23,440
Workers’ compensation	8,112	8,344
Contract liability	1,016	200
Separation benefit plans	1,074	1,110
Gas balancing liability	4,256	4,257
Dividend equivalents payable	1,635	—
	40,012	37,351
Less: current portion	5,280	3,989
Total other long-term liabilities	$34,732	$33,362

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

The following table presents activity for our estimated AROs during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
ARO liability, beginning of period	$23,440	$25,688
Accretion of discount	467	493
Liability incurred	10	—
Liability settled	(245)	(55)
Liability sold	(14)	(2,670)
Revision of estimates (1)	261	1,483
ARO liability, end of period	23,919	24,939
Less: current portion	2,631	2,654
Long-term ARO liability	$21,288	$22,285
1.Plugging liability estimates were revised in 2023 and 2022 for updates in the cost of services used to plug wells over the preceding year as well as estimated inflation and discount rates. We had various upward and downward adjustments.

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

The following table presents activity for our workers' compensation liability during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Workers' compensation liability, beginning of period	$8,344	$7,925
Claims and valuation adjustments	(58)	(160)
Payments	(174)	(92)
Workers' compensation liability, end of period	8,112	7,673
Less: current portion	1,046	1,169
Long-term workers' compensation liability	$7,066	$6,504

Our workers' compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under these policies as of March 31, 2023 and December 31, 2022 are $4.8 million and $4.8 million, respectively, and are included in other assets on our unaudited condensed consolidated balance sheets.

NOTE 12 – DERIVATIVES

Commodity Derivatives

We have entered into various types of derivative transactions covering some of our projected natural gas, NGLs, and oil production. These transactions are intended to reduce our exposure to market price volatility by setting the price(s) we will receive for that production. Our decisions on the price(s), type, and quantity of our production subject to a derivative contract are based, in part, on our view of current and future market conditions as well as certain requirements stipulated in the Exit credit agreement. Our commodity derivative transactions consisted of the following types of hedges as of March 31, 2023:

•Swaps. We receive or pay a fixed price for the commodity and pay or receive a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.
We do not engage in derivative transactions for speculative purposes and have not designated any of our hedges for hedge accounting purposes. We are not required to post any cash collateral with our counterparties and no collateral has been posted as of March 31, 2023.

The following non-designated commodity hedges were outstanding as of March 31, 2023:

Remaining Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr'23 - Dec'23 (1)	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Apr'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX
1.During April 2023, we entered into NYMEX (HH) natural gas - swap agreements averaging 22,000 MMBtu/day for October 2023, November 2023, and December 2023 at a weighted average fixed price of $3.14 per MMBtu which effectively locked in the settlement price of our outstanding positions for those periods.

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

The following tables present the recognized derivative assets and liabilities on our unaudited condensed consolidated balance sheets as of the dates indicated:

		Balances as of March 31, 2023
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Liabilities:
Current commodity derivatives	Current derivative liabilities	$12,571	$—	$12,571
Total derivative liabilities		$12,571	$—	$12,571

		Balances as of December 31, 2022
	Balance Sheet Classification	Presented Gross	Effects of Netting	Presented Net
		(In thousands)
Assets:
Current commodity derivatives	Current derivative assets	$8,547	$(8,547)	$—
Total derivative assets		$8,547	$(8,547)	$—
Liabilities:
Current commodity derivatives	Current derivative liabilities	$32,113	$(8,547)	$23,566
Total derivative liabilities		$32,113	$(8,547)	$23,566

The following table shows the activity related to derivative instruments in the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Gain (loss) on derivatives, net	$13,595	$(64,076)
Gain (loss) on commodity derivatives settled	2,601	(21,239)
Gain (loss) on derivatives, net less gain (loss) on commodity derivatives settled	$10,994	$(42,837)

Loss on change in fair value of warrants	$—	$(36,612)

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

Recurring Fair Value Measurements

The following tables present our recurring fair value measurements by level as of the dates indicated:

	Balances as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$12,571	$—	$12,571
	$—	$12,571	$—	$12,571

	Balances as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Commodity derivative liabilities	$—	$23,566	$—	$23,566
	$—	$23,566	$—	$23,566

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

We determined that the non-performance risk regarding our commodity derivative counterparties was immaterial based on our valuation at March 31, 2023.

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

The following table presents the activity of our recurring Level 3 fair value measurements during the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning of period	$—	$19,822
Loss on change in warrant liability	—	36,612
End of period	$—	$56,434

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

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value of stock option grants and modifications while the value of our restricted stock unit grants is based on the grant date closing stock price. Key assumptions for the Black-Scholes models include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires management's estimation.

See Note 15 - Superior Investment for discussion on the estimated fair value of our retained equity method investment in Superior as of March 1, 2022.

NOTE 14 – LEASES

Operating Leases. We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of office space, land, vehicles, and equipment used in both our operations and administrative functions.

The following table presents the maturities, weighted average remaining lease term, and weighted average discount rate of our operating lease liabilities as of March 31, 2023:

Amount
(In thousands)
Ending March 31,
2024	$3,723
2025	3,342
2026	2,055
2027	954
2028	—
2029 and beyond	—
Total future payments	10,074
Less: Interest	973
Present value of future minimum operating lease payments	9,101
Less: Current portion	3,196
Total long-term operating lease payments	$5,905

Weighted average remaining lease term (years)	3.0
Weighted average discount rate (1)	6.92%
1.Our weighted average discount rates represent the rate implicit in the lease or our incremental borrowing rate for a term equal to the remaining term of the lease.

The following table presents our operating lease assets and liabilities as of the dates indicated:

	Classification on the unaudited condensed consolidated balance sheets	March 31, 2023	December 31, 2022
		(In thousands)
Assets
Operating lease right of use assets	Right of use assets	$9,002	$6,551
Total right of use assets		$9,002	$6,551

Liabilities
Current liabilities:
Operating lease liabilities	Current operating lease liabilities	$3,196	$1,605
Non-current liabilities:
Operating lease liabilities	Operating lease liabilities	5,905	5,035
Total lease liabilities		$9,101	$6,640

The following table presents the components of total lease costs for operating leases during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Components of total lease cost:
Short-term lease cost (1)	$2,181	$3,536
Operating lease cost	920	1,308
Total lease cost	$3,101	$4,844
1.Short-term lease cost includes amounts capitalized related to our oil and natural gas segment of $0.6 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively.

The following table presents supplemental cash flow information related to our operating leases during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash payments made on operating leases	$920	$1,284
Lease liabilities recognized in exchange for operating lease right of use assets	$3,273	$909

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

Distributions. The Agreement specified how future distributions were to be allocated among Unit Corporation and SP Investor (the Members). Distributions from Available Cash (as defined in the Agreement) were generally split evenly between the Members prior to December 31, 2021, when the three-year period for Unit's commitment to spend $150.0 million (Drilling Commitment Amount) to drill wells in the Granite Wash/Buffalo Wallow area ended. The total amount spent by Unit towards the Drilling Commitment Amount was $24.6 million. Accordingly, SP Investor was entitled to receive 100% of Available Cash distributions related to periods subsequent to December 31, 2021 until the $72.7 million Drilling Commitment Adjustment Amount (as defined in the Agreement) is satisfied.

The following table presents the distributions paid by Superior to the members during the periods indicated:

Date	Recipient	Amount
Three months ended March 31, 2023
January 31, 2023	SP Investor	$11.1 million
Three months ended March 31, 2022
January 31, 2022	Unit Corporation	$9.5 million
January 31, 2022	SP Investor	$9.5 million

The January 2023 distributions paid by Superior reduced the remaining Drilling Commitment Adjustment Amount to $20.9 million.

After April 1, 2023, either Member had the right to initiate a sale process of Superior to a third-party or a liquidation of Superior's assets (Sale Event). In a Sale Event, the Agreement generally required cumulative distributions to SP Investor in excess of its original $300.0 million investment sufficient to provide SP Investor a 7% internal rate of return on its capital contributions to Superior before any liquidation distribution is made to Unit. As of March 31, 2023, liquidation distributions paid first to SP Investor of $329.5 million would have been required for SP Investor to reach its 7% Liquidation IRR Hurdle at which point Unit would then have been entitled to receive up to $329.5 million of the remaining liquidation distributions to satisfy Unit's 7% Liquidation IRR Hurdle with any remaining liquidation distributions paid as outlined within the Agreement.

Sale Event. On April 24, 2023 (the "Superior Sale Date"), we entered into a purchase and sale agreement (the "Superior PSA") with SP Investor under which the Company closed on the sale of its 50% ownership interest in Superior for $20.0 million. Unit received proceeds of $12.0 million at closing and is entitled to receive $8.0 million in deferred proceeds at the earlier of twelve months following the Superior Sale Date or the consummation of a Sale Transaction by SP Investor (as defined in the Superior PSA), subject to Unit's satisfaction of certain ongoing covenant obligations and other customary conditions.

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

We subsequently accounted for our investment in Superior as an equity method investment using the hypothetical liquidation book value (HLBV) method, which is a balance sheet approach that calculates the change in the hypothetical amount Unit and SP Investor would be entitled to receive if Superior were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period. We recognized no equity earnings from our investment in Superior during the three months ended March 31, 2023.

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

Affiliate Activity. The table below presents UPC's affiliate activity with Superior during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Oil and natural gas revenues	$9,757	$16,298
Oil and natural gas operating costs	$528	$767

Portions of the affiliate activity was eliminated for the periods during which Superior was consolidated by Unit.

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

NOTE 17 – INCOME TAXES

The following table presents a reconciliation between the income tax provision computed by applying the federal statutory rate to income before income taxes and our effective income tax expense (benefit) during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Income tax expense at statutory rate	$12,556	$(9,844)
State income tax expense, net of federal benefit	1,685	(1,641)
Non-controlling interest in Superior	—	(850)
Change in valuation allowance (1)	(94,728)	17,974
Revaluation of deferred tax assets and liabilities due to state income tax rate change	5,698	—
Warrant liability revaluation	—	(5,339)
Other permanent items	143	(300)
Income tax expense (benefit)	$(74,646)	$—
1. The Company reviews available positive and negative evidence to assess the need for a valuation allowance against the Company's deferred tax assets. On the basis of this assessment, a full valuation allowance was recorded against the Company's net deferred tax assets in 2020 and maintained through December 31, 2022. The Company subsequently recorded net income attributable to Unit Corporation of $148.4 million and $60.6 million during 2022 and 2021, respectively. After considering these positive results, the resulting significant three-year cumulative income position, and other available positive and negative evidence, the Company determined that it is more likely than not that a portion of the net deferred tax assets would be realized. Accordingly, the Company released a portion of its valuation allowance contributing to a $94.7 million net change in the valuation allowance during the three months ended March 31, 2023 with a corresponding income tax benefit recorded in our unaudited condensed consolidated statements of operations.

The following table presents the components of our deferred tax assets and liabilities:

	March 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Allowance for losses and nondeductible accruals	$14,048	$15,662
Net operating loss carryforward (1)	71,519	81,199
Non-producing oil and natural gas properties	36,416	37,493
Producing oil and natural gas properties	10,495	17,044
Alternative minimum tax and research and development tax credit carryforward	1,738	1,738
Gross deferred tax assets	134,216	153,136
Valuation allowance (2)	(46,637)	(141,365)
Total deferred tax assets	87,579	11,771
Deferred tax liabilities:
Contract drilling and other equipment	(12,354)	(11,365)
Investment in Superior	(389)	(406)
Total deferred tax liabilities	(12,743)	(11,771)
Deferred tax assets, net	$74,836	$—
1.As of December 31, 2022, the Company had an expected federal net operating loss carryforward of $331.4 million of which $136.4 million is subject to expiration between 2036 and 2037.
2.The Company has retained a partial valuation allowance on its deferred tax assets as of March 31, 2023 primarily due to uncertainty in forecasting the timing of future tax benefit recognition related to certain non-producing oil and gas properties and allowance for losses and nondeductible accruals.

NOTE 18 – TRANSACTIONS WITH RELATED PARTIES

One current director, Robert Anderson, also serves as an executive with GBK Corporation, a holding company with numerous energy and industry subsidiaries and affiliates, including Kaiser Francis Oil Company. The Company in the ordinary course of business, made payments for working interests, joint interest billings, and product purchases to, and received payments for working interests, and joint interest billings, from, Kaiser Francis Oil Company.

The table below presents the payment activity with this related party during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Payments made to:
Kaiser Francis Oil Company	$1,166	$3,382

Payments received from:
Kaiser Francis Oil Company	$1,801	$3,949

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
•Mid-Stream - the mid-stream segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We held a 50% ownership interest in Superior as of March 31, 2023, but subsequently sold our interest as discussed in Note 15 - Superior Investment. Subsequent to the deconsolidation of Superior as of March 1, 2022 (as discussed in Note 2 - Summary Of Significant Accounting Policies and Note 15 - Superior Investment), we include our equity method investment in Superior and related earnings in our mid-stream segment.

We evaluate each consolidated segment’s performance based on its operating income, which is defined as operating revenues less operating expenses and depreciation, depletion, amortization, and impairment. We have no oil and natural gas production or other operations outside the United States.

The following tables provide certain information about the operations of each of our segments:

	Three Months Ended March 31, 2023
	Oil and Natural Gas	Contract Drilling	Mid-Stream	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$48,026	$—	$—	$—	$—	$48,026
Contract drilling	—	45,903	—	—	—	45,903
Total revenues	48,026	45,903	—	—	—	93,929
Expenses:
Operating costs:
Oil and natural gas	17,164	—	—	—	—	17,164
Contract drilling	—	26,872	—	—	—	26,872
Total operating costs	17,164	26,872	—	—	—	44,036
Depreciation, depletion, and amortization	2,136	1,659	—	96	—	3,891
General and administrative	—	—	—	5,090	—	5,090
Gain on disposition of assets	(97)	(3,656)	—	—	—	(3,753)
Total operating expenses	19,203	24,875	—	5,186	—	49,264
Income (loss) from operations	28,823	21,028	—	(5,186)	—	44,665
Other income (expense):
Interest income	—	—	—	1,757	—	1,757
Interest expense	—	—	—	(39)	—	(39)
Gain on derivatives	—	—	—	13,595	—	13,595
Reorganization items, net	—	—	—	(81)	—	(81)
Other	(20)	125	—	2	—	107
Total other income (expense)	(20)	125	—	15,234	—	15,339
Income before income taxes	$28,803	$21,153	$—	$10,048	$—	$60,004
1.The revenues for oil and natural gas occur at a point in time. The revenues for contract drilling occur over time.

	Three Months Ended March 31, 2022
	Oil and Natural Gas	Contract Drilling	Mid-Stream (2)	Corporate and Other	Eliminations	Total Consolidated
	(In thousands)
Revenues: (1)
Oil and natural gas	$87,582	$—	$—	$—	$(10,772)	$76,810
Contract drilling	—	28,882	—	—	—	28,882
Gas gathering and processing	—	—	83,198	—	(525)	82,673
Total revenues	87,582	28,882	83,198	—	(11,297)	188,365
Expenses:
Operating costs:
Oil and natural gas	24,000	—	—	—	(525)	23,475
Contract drilling	—	26,237	—	—	—	26,237
Gas gathering and processing	—	—	73,771	—	(11,383)	62,388
Total operating costs	24,000	26,237	73,771	—	(11,908)	112,100
Depreciation, depletion, and amortization	4,048	1,534	5,614	74	—	11,270
General and administrative	—	—	—	5,915	611	6,526
Gain on disposition of assets	(53)	(2,125)	—	3	—	(2,175)
Total operating expenses	27,995	25,646	79,385	5,992	(11,297)	127,721
Income (loss) from operations	59,587	3,236	3,813	(5,992)	—	60,644
Other income (expense):
Interest income	—	—	—	10	—	10
Interest expense	—	—	(178)	(96)	—	(274)
Loss on derivatives	—	—	—	(64,076)	—	(64,076)
Loss on change in fair value of warrants	—	—	—	(36,612)	—	(36,612)
Loss on deconsolidation of Superior	—	—	—	(13,141)	—	(13,141)
Reorganization items, net	—	—	—	(3)	—	(3)
Other	708	20	17	2	—	747
Total other income (expense)	708	20	(161)	(113,916)	—	(113,349)
Income (loss) before income taxes	$60,295	$3,256	$3,652	$(119,908)	$—	$(52,705)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read together with the condensed consolidated financial statements included in Item 1 of Part I of this report and in Item 8 of our 2022 Form 10-K filed with the SEC on March 17, 2023.

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
•Mid-Stream – carried out by Superior and its subsidiaries. This segment buys, sells, gathers, processes, and treats natural gas and NGLs for third parties and for our own account. We held a 50% ownership interest in Superior as of March 31, 2023, but subsequently sold our ownership interests on April 24, 2023 as discussed in Recent Developments below.

Oil and Natural Gas

In our oil and natural gas segment, we are optimizing production and converting non-producing reserves to producing with selective drilling activities. We also anticipate continuing to hedge a portion of our future production depending on future market pricing among other factors.
Contract Drilling

In our contract drilling segment, we are focused on maintaining utilization of our drilling rigs in a safe and efficient manner. All 14 of our BOSS drilling rigs are currently operating. Most of our drilling rigs are contracted for periods of 12 months or less. During the first quarter of 2023, contracts on four BOSS drilling rigs repriced at higher dayrates. Contracts on three BOSS drilling rigs repriced at higher rates during April 2023 and five BOSS drilling rigs are up for renegotiation during the second quarter. Effective December 31, 2022, we reduced the number of total rigs available for use from 21 to 18, reflecting the current market outlook for utilization of SCR rigs.

Mid-Stream

Superior is focused on generating predictable free cash flows with limited exposure to commodity prices in addition to seeking business development opportunities in its core areas utilizing the Superior credit agreement (which Unit is not a party to and does not guarantee) or other financing sources that are available to it. We held a 50% ownership interest in Superior as of March 31, 2023, but subsequently sold our ownership interests on April 24, 2023 as discussed in Recent Developments below. We deconsolidated Superior as of March 1, 2022 and subsequently reported our ownership interest as an equity method investment. The part of the following discussion of financial condition and results of operations pertaining to our mid-stream segment during the quarter ended March 31, 2022 includes the two months of consolidated results prior to deconsolidation as of March 1, 2022.

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

Oil, natural gas, and NGL pricing generally improved during 2021 and much of 2022 as demand recovered from the COVID-19 pandemic while oil supply was negatively impacted by the conflict between Russia and Ukraine as well as restrained production growth from OPEC+, among other factors. Prices generally declined later in 2022 and into 2023 due to growing economic uncertainty and recession concerns, among other factors. Commodity prices have been volatile in recent years and the outlook for future oil and gas prices remains uncertain and subject to many factors. The following chart reflects the significant fluctuations in the historical prices for oil and natural gas:

$120.00
$90.00
$60.00
$30.00
$—
$ per Bbl
$10.00
$7.50
$5.00
$2.50
$—
$ per MMBtu
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Mar 2023
Natural Gas Henry Hub
Crude Oil WTI

The following chart reflects the significant fluctuations in the prices for NGLs(1):

$80.00
$60.00
$40.00
$20.00
$—
$ per Bbl
Dec 2020
Mar 2021
Jun 2021
Sep 2021
Dec 2021
Mar 2022
Jun 2022
Sep 2022
Dec 2022
Mar 2023
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

Sale of Superior Investment

On April 24, 2023, we entered into a purchase and sale agreement (the "Superior PSA") with SP Investor under which the Company closed on the sale of its 50% ownership interest in Superior for $20.0 million. Unit received proceeds of $12.0 million at closing and is entitled to receive $8.0 million in deferred proceeds at the earlier of twelve months following the Superior Sale Date or the consummation of a Sale Transaction by SP Investor (as defined in the Superior PSA), subject to Unit's satisfaction of certain ongoing covenant obligations and other customary conditions.

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

In connection with Mr. Smith stepping down as President and CEO, the Board of Directors approved (i) a pro-rated vesting of his outstanding time-based equity awards scheduled to vest on the next applicable vesting date based on the number of days worked during the then-current vesting period, and (ii) extending the time that Mr. Smith can exercise his options to the expiration date set forth in his award agreement governing the options.

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
•the utilization of our drilling rigs; and
•the dayrates we receive for utilization of our drilling rigs.

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

The table below summarizes cash flow activity during the periods indicated:

	Three Months Ended March 31,		Percent Change
	2023	2022
	(In thousands except percentages)
Net cash provided by operating activities	$57,400	$45,810	25%
Net cash used in investing activities	(4,089)	(12,212)	67%
Net cash used in financing activities	(96,374)	(9,479)	NM
Net increase (decrease) in cash and cash equivalents	$(43,063)	$24,119
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.

Cash Flows from Operating Activities

Our operating cash flow is primarily influenced by the prices we receive for our oil, NGLs, and natural gas production, the volume of oil, NGLs, and natural gas we produce, settlements of commodity derivative contracts, and third-party dayrates and utilization of our drilling rigs. Our cash flows from operating activities are also affected by changes in working capital.

Net cash provided by operating activities during the first three months of 2023 increased by $11.6 million as compared to the first three months of 2022 primarily due to a favorable change in derivative settlements, higher operating profit from our contract drilling segment, and favorable net changes in operating assets and liabilities related to the timing of cash receipts and disbursements, partially offset by lower operating profit from our oil and natural gas segment and the absence of operating profit from our mid-stream segment reflecting the March 1, 2022 deconsolidation of Superior.

Cash Flows from Investing Activities

We anticipate using a portion of our free cash flows for capital expenditures related to our development and production of oil, NGLs, and natural gas as well as the maintenance of our existing drilling rig fleet.

Net cash used in investing activities decreased by $8.1 million during the first three months of 2023 compared to the first three months of 2022 primarily due to the absence of the 2022 deconsolidation of Superior's cash and cash equivalents, partially offset by lower proceeds received from the disposition of non-core property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities increased by $86.9 million during the first three months of 2023 compared to the first three months of 2022 primarily due to the January 2023 special dividend and dividend equivalents paid, partially offset by the absence of 2022 distributions made by Superior to non-controlling interests. A portion of future cash flows and cash and cash equivalents may be used for future shareholder return activities, including stock repurchases and cash dividends.

As of March 31, 2023, we had unrestricted cash and cash equivalents totaling $170.9 million and no outstanding borrowings under the Exit credit agreement.

The following table summarizes certain financial condition and liquidity information as of the dates identified:

	March 31, 2023	March 31, 2022
	(In thousands)
Working capital	$173,362	$(37,421)
Current portion of long-term debt	$—	$—
Long-term debt	$—	$—
Shareholders’ equity attributable to Unit Corporation	$400,675	$141,558

Working Capital

Our working capital balance primarily fluctuates due to the increase or use of our cash and cash equivalents balance, the timing of our trade accounts receivable and accounts payable, and the fluctuation in current assets and liabilities associated with the fair values of our derivative positions. We had positive working capital of $173.4 million as of March 31, 2023 compared to negative working capital of $37.4 million as of March 31, 2022. The increase in working capital is primarily due to higher cash and cash equivalents, the absence of the warrant liability, lower current commodity derivative liabilities, and lower accrued liabilities and payables, partially offset by lower accounts receivable. The Exit credit agreement may be used for working capital.

Credit Agreement

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

On July 1, 2022, the RBL Facility borrowing base was automatically reduced to $31.3 million as a result of closing the Texas Gulf Coast properties sale discussed in Note 4 - Disposition Of Property And Equipment.

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

On March 24, 2023, the Company finalized the fifth amendment to the Exit credit agreement. Under the fifth amendment, the RBL Facility borrowing base of $35.0 million was reaffirmed and certain references to the Company's equity ownership interests in Superior were removed in anticipation of the sale of our ownership interests in Superior.

Capital Requirements

Oil and Natural Gas Segment Acquisitions, Capital Expenditures, and Dispositions. Most of our capital expenditures for this segment are discretionary and directed toward growth. Our decisions to increase our oil, NGLs, and natural gas reserves through acquisitions or through drilling depends on the prevailing or expected market conditions, potential return on investment, future drilling potential, and opportunities to obtain financing, which provide us flexibility in deciding when and if to incur these costs. We participated in the completion of 8 gross wells (0.59 net wells) drilled by other operators during the first three months of 2023 compared to 5 gross wells (0.06 net wells) during the first three months of 2022.

Oil and natural gas segment capital expenditures, including oil and gas properties on the full cost method, for the first three months of 2023 totaled $1.2 million, excluding a $0.3 million increase in the ARO liability, compared to $6.4 million, excluding a $1.4 million increase in the ARO liability, during the first three months of 2022.

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

Net proceeds for the sale of other non-core oil and natural gas assets totaled $0.7 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. These proceeds reduced the net book value of our full cost pool with no gain or loss recognized as the sales did not result in a significant alteration of the full cost pool.

Contract Drilling Segment Dispositions, Acquisitions, and Capital Expenditures. Near term capital expenditures are expected to primarily be for maintenance capital on operating drilling rigs. We also continue to pursue the disposal or sale of our non-core, idle drilling rig fleet. Contract drilling capital expenditures totaled $0.5 million during the first three months of 2023 compared to $1.0 million during the first three months of 2022.

We sold non-core contract drilling assets for proceeds of $4.2 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively. These proceeds resulted in net gains of $3.7 million and $2.1 million during the three months ended March 31, 2023 and 2022, respectively.

Mid-Stream Capital Expenditures and Acquisitions. Superior incurred $1.2 million of consolidated capital expenditures during the two months prior to its March 1, 2022 deconsolidation.

Derivative Activities

Commodity Derivatives. Our commodity derivatives are intended to reduce our exposure to price volatility and manage price risks. Those contracts limit the risk of downward price movements for commodities subject to derivative contracts, but they also limit increases in future revenues that would otherwise result from price movements above the contracted prices. Our decision on the type and quantity of our production and the price(s) of our derivative(s) is based, in part, on our view of current and future market conditions. As of March 31, 2023, based on our first quarter 2023 average daily production, the approximated percentages of our production under derivative contracts are as follows:

	2023 (1)	2024 and beyond
Daily oil production	40%	—%
Daily natural gas production	38%	—%
1.During April 2023, we entered into NYMEX (HH) natural gas - swap agreements averaging 22,000 MMBtu/day for October 2023, November 2023, and December 2023 at a weighted average fixed price of $3.14 per MMBtu which effectively locked in the settlement price of our outstanding positions for those periods.

Using derivative instruments involves the risk that the counterparties cannot meet the financial terms of the transactions. We considered this non-performance risk regarding our counterparties and our own non-performance risk in our derivative valuation at March 31, 2023 and determined there was no material risk at that time. The fair value of the net liabilities we had with Bank of Oklahoma, our only commodity derivative counterparty, was $12.6 million as of March 31, 2023.

Warrants. Prior to the determination of the initial exercise price, we recognized the fair value of the warrants as a derivative liability on our unaudited condensed consolidated balance sheets with changes in the liability reported as loss on change in fair value of warrants in our unaudited condensed consolidated statements of operations. On April 7, 2022, the Company delivered notice of the initial $63.74 exercise price resulting in the warrants meeting the definition of an equity instrument. Accordingly, we recognized the change in the fair value of the warrant liability in our unaudited condensed consolidated statements of operations and reclassified the $49.1 million warrant liability to capital in excess of par value on the unaudited condensed consolidated balance sheets as of April 7, 2022. The warrants will continue to be reported as capital in excess of par and are no longer subject to future fair value adjustments. On or about April 25, 2022, the warrants began trading over-the-counter under the symbol "UNTCW". On March 31, 2023, the warrants began trading on the OTCQX Best Market.

Below is the effect of derivative instruments on the unaudited condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Gain (loss) on derivatives, net	$13,595	$(64,076)
Gain (loss) on commodity derivatives settled	2,601	(21,239)
Gain (loss) on derivatives, net less gain (loss) on commodity derivatives settled	$10,994	$(42,837)

Loss on change in fair value of warrants	$—	$(36,612)

Results of Operations
Three months ended March 31, 2023 versus three months ended March 31, 2022
Provided below is a comparison of selected operating and financial data:

	Three Months Ended March 31,		Change	Percent Change (1)
	2023	2022
	(In thousands except rig and day amounts, and as otherwise specified)
Total revenue, before inter-segment eliminations	$93,929	$199,662	$(105,733)	(53)%
Total revenue, after inter-segment eliminations	$93,929	$188,365	$(94,436)	(50)%
Net income (loss)	$134,650	$(52,705)	$187,355	NM
Net income (loss) attributable to non-controlling interest	$—	$(5,828)	$5,828	100%
Net income (loss) attributable to Unit Corporation	$134,650	$(46,877)	$181,527	NM
Oil and Natural Gas:
Revenue, before inter-segment eliminations	$48,026	$87,582	$(39,556)	(45)%
Operating costs, before inter-segment eliminations	$17,164	$24,000	$(6,836)	(28)%
Average oil price ($/Bbl)	$65.96	$59.72	$6.24	10%
Average oil price excluding derivatives ($/Bbl)	$73.94	$92.22	$(18.28)	(20)%
Average NGLs price ($/Bbl)	$21.37	$32.91	$(11.54)	(35)%
Average NGLs price excluding derivatives ($/Bbl)	$21.37	$32.91	$(11.54)	(35)%
Average natural gas price ($/Mcf)	$4.04	$3.31	$0.73	22%
Average natural gas price excluding derivatives ($/Mcf)	$3.11	$4.54	$(1.43)	(31)%
Oil production (MBbls)	300	406	(106)	(26)%
NGL production (MBbls)	419	613	(194)	(32)%
Natural gas production (MMcf)	5,369	6,514	(1,145)	(18)%
Contract Drilling:
Revenue, before inter-segment eliminations	$45,903	$28,882	$17,021	59%
Operating costs, before inter-segment eliminations	$26,872	$26,237	$635	2%
Total drilling rigs available for use at the end of the period	18	21	(3)	(14)%
Average number of drilling rigs in use	16.8	15.5	1.3	8%
Average dayrate on daywork contracts ($/day)	$29,592	$19,756	$9,836	50%
Average dayrate on daywork contracts - BOSS Rigs ($/day)	$30,845	$20,661	$10,184	49%
Average dayrate on daywork contracts - SCR Rigs ($/day)	$24,056	$16,012	$8,044	50%
Mid-Stream: (2)
Revenue, before inter-segment eliminations	$—	$83,198	$(83,198)	(100)%
Operating costs, before inter-segment eliminations	$—	$73,771	$(73,771)	(100)%
Corporate and Other:
General and administrative expense, before inter-segment eliminations	$5,090	$5,915	$(825)	(14)%
Other income (expense):
Interest income	$1,757	$10	$1,747	NM
Interest expense	$(39)	$(274)	$235	(86)%
Reorganization items, net	$(81)	$(3)	$(78)	NM
Gain (loss) on derivatives	$13,595	$(64,076)	$77,671	121%
Loss on change in fair value of warrants	$—	$(36,612)	$36,612	100%
Loss on deconsolidation of Superior	$—	$(13,141)	$13,141	100%
Income tax benefit, net	$(74,646)	$—	$(74,646)	—%
Average interest rate on long-term debt outstanding	—%	0.3%	(0.3)%	(100)%
Average long-term debt outstanding	$—	$12,747	$(12,747)	(100)%
1.NM – A percentage calculation is not meaningful due to a zero-value denominator or a percentage change greater than 200.
2.Absence of mid-stream activity during the three months ended March 31, 2023 reflects the March 1, 2022 deconsolidation of Superior.

Oil and Natural Gas

Oil and natural gas revenues decreased $39.6 million or 45% during the first quarter of 2023 as compared to the first quarter of 2022 primarily due to lower production volumes and lower commodity realization excluding derivatives. Oil production decreased 26%, natural gas production decreased 18%, and NGLs production decreased 32%. The decrease in volumes was primarily due to the divestiture of certain producing properties during 2022 as well as normal well production declines which have not been offset by new drilling or acquisitions. Excluding derivatives settled, average oil prices decreased 20% to $73.94 per barrel, average natural gas prices decreased 31% to $3.11 per Mcf, and NGLs prices decreased 35% to $21.37 per barrel.

Oil and natural gas operating costs decreased $6.8 million or 28% between the comparative first quarters of 2023 and 2022 primarily due to lower lease operating expenses on lower production volumes, lower production taxes on lower revenues, and lower employee compensation.

Contract Drilling

Drilling revenues increased $17.0 million or 59% during the first quarter of 2023 compared to the first quarter of 2022 primarily due to an 8% increase in the average number of rigs in use to 16.8 during the first quarter of 2023 as well as increases to the average dayrates on daywork contracts of 49% and 50% on BOSS rigs and SCR rigs, respectively.

Drilling operating costs increased $0.6 million or 2% between the comparative first quarters of 2023 and 2022 primarily due to an increase in the average number of operating rigs, partially offset by lower transportation and start up costs associated with bringing stacked rigs back into service.

Mid-Stream

Our mid-stream revenues decreased $83.2 million or 100% during the first quarter of 2023 as compared to the first quarter of 2022 due to the absence of activity as a result of the March 1, 2022 deconsolidation of Superior.

Operating costs decreased $73.8 million or 100% during the first quarter of 2023 compared to the first quarter of 2022 due to the absence of activity as a result of the March 1, 2022 deconsolidation of Superior.

General and Administrative

Corporate general and administrative expenses decreased $0.8 million or 14% during the first quarter of 2023 compared to the first quarter of 2022 primarily due to lower employee compensation, partially offset by higher stock compensation expense.

Interest Income

Interest income increased $1.7 million during the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher average cash equivalents held as well as higher average interest rates during the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022.

Interest Expense

Interest expense decreased $0.2 million between the comparative first quarters of 2023 and 2022 primarily due to a decrease in average long-term debt outstanding. Our average debt outstanding decreased $12.7 million during the first quarter of 2023 compared to the first quarter of 2022 primarily due to the deconsolidation of Superior's outstanding long-term debt.

Reorganization Items, Net

Reorganization items, net represent any of the expenses, gains, and losses incurred subsequent to and as a direct result of the Chapter 11 proceedings.

Gain (Loss) on Derivatives

The $77.7 million favorable change in gain (loss) on derivatives between the comparative first quarters of 2023 and 2022 is primarily due to market pricing changes on unsettled commodity derivative positions and net receipts from commodity derivative settlements driven by lower average market pricing.

Loss on Change in Fair Value of Warrants

The $36.6 million favorable change in loss on change in fair value of warrants between the comparative first quarters of 2023 and 2022 is due to the absence of loss on change in the fair value of the warrants during the first quarter of 2023 following the second quarter 2022 warrant exercise price determination and reclassification of the warrant liability to shareholders' equity.

Loss on Deconsolidation of Superior

The $13.1 million favorable change in loss on deconsolidation between the comparative first quarters of 2023 and 2022 is due to the absence of the loss recognized on the March 1, 2022 deconsolidation of Superior.

Income Tax Benefit, Net

The $74.6 million favorable change in income tax benefit, net between the comparative first quarters of 2023 and 2022 is primarily due to a $94.7 million decrease in the deferred tax asset valuation allowance primarily driven by a partial valuation allowance release during the first quarter of 2023, partially offset by income tax expense of $14.2 million, and a $5.7 million revaluation of deferred tax assets and liabilities due to state income tax rate change. We did not record any income tax expense, net during the first quarter of 2022 due to the Company's full valuation allowance against our net deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily because of changes in commodity prices and interest rates.

Commodity Price Risk. Our major market risk exposure is in the prices we receive for our oil, NGLs, and natural gas production. These prices are primarily driven by the prevailing worldwide price for crude oil and market prices applicable to our NGLs and natural gas production. Historically, these prices have fluctuated and we expect this to continue. The prices for oil, NGLs, and natural gas also affect the demand for our drilling rigs and the amount we can charge for the use of our drilling rigs. Based on our first three months of 2023 production, a $0.10 per Mcf change in what we are paid for our natural gas production, without the effect of hedging, would result in a corresponding $0.2 million per month ($2.2 million annualized) change in our pre-tax operating cash flow. A $1.00 per barrel change in our oil price, without the effect of hedging, would have a $0.1 million per month ($1.2 million annualized) change in our pre-tax operating cash flow and a $1.00 per barrel change in our NGLs prices, without the effect of hedging, would have a $0.1 million per month ($1.7 million annualized) change in our pre-tax operating cash flow.

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

As of March 31, 2023, we had the following commodity derivatives outstanding:

Remaining Term	Commodity	Contracted Volume	Weighted Average Fixed Price for Swaps	Contracted Market
Apr'23 - Dec'23 (1)	Natural gas - swap	22,000 MMBtu/day	$2.46	IF - NYMEX (HH)
Apr'23 - Dec'23	Crude oil - swap	1,300 Bbl/day	$43.60	WTI - NYMEX
1.During April 2023, we entered into NYMEX (HH) natural gas - swap agreements averaging 22,000 MMBtu/day for October 2023, November 2023, and December 2023 at a weighted average fixed price of $3.14 per MMBtu which effectively locked in the settlement price of our outstanding positions for those periods.

Interest Rate Risk. Our interest rate exposure primarily relates to our cash equivalents held in money market funds comprised of U.S. Government and U.S. Treasury securities and our long-term debt under our credit agreement. Our money market fund holdings accrue interest at variable interest rates. Based on our average cash equivalents subject to a variable rate during the first quarter of 2023, a 1% change in the average effective interest rate on these holdings would change our annual pre-tax cash flow by approximately $1.5 million. Borrowings under our Exit credit agreement also bear interest at variable interest rates. We had no outstanding borrowings under this facility as of March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For further information about the outstanding legal proceedings, please see Note 16 – Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed below, if any, and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in Item 1A in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2023, we had repurchased a total of 2,472,392 shares at an average share price of $32.09 for an aggregate purchase cost of $79.3 million through privately negotiated transactions, the repurchase program authorized by the Board of Directors in June 2021, and open market purchases. The purchase cost and any direct acquisition costs are reflected as treasury stock on the unaudited condensed consolidated balance sheets.

The remaining value of shares that may yet be purchased under the repurchase program authorization was $31.1 million as of March 31, 2023. The repurchases may be made through open market purchases, privately negotiated transactions, or other available means. The Company has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time without prior notice.

The table below shows share repurchase activity for the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
				(in thousands)
January 1, 2023 through January 31, 2023	—	$—	—	$31,149
February 1, 2023 through February 28, 2023	—	$—	—	$31,149
March 1, 2023 through March 31, 2023	—	$—	—	$31,149

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits:

10.1	Fifth Amendment to Amended and Restated Credit Agreement.

31.1	Certification of Chief Executive Officer under Rule 13a – 14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer under Rule 13a – 14(a) of the Exchange Act.

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

Unit Corporation

Date:	May 11, 2023	By: /s/ Phil Frohlich
PHIL FROHLICH
Chief Executive Officer

Date:	May 11, 2023	By: /s/ Thomas D. Sell
THOMAS D. SELL
Chief Financial Officer